Form 10-K
period 2020-12-31
Upstart Holdings, Inc.
filed 2021-03-18
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to ________
Commission File Number: 001-39797
Upstart Holdings, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware (State or other jurisdiction of incorporation or organization)	46-4332431 (I.R.S. Employer Identification No.)

Upstart Holdings, Inc.
2950 S. Delaware Street, Suite 300
San Mateo, California 94403
(650) 204-1000
(Address of principal executive offices, including zip code)
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	UPST	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 1, 2021 there were 73,621,390 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

Upstart Holdings, Inc.
FORM 10-K
TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws about us and our industry, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “seek,” “could,” “intend,” “target,” “aim,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include statements about:
•our future financial performance, including our expectations regarding our revenue, our operating expenses, our ability to determine reserves and our ability to remain profitable;
•our ability to improve the effectiveness and predictiveness of our AI models and our expectations that improvements in our AI models can lead to higher approval rates and lower interest rates;
•our ability to increase the volume of loans facilitated by our AI lending platform;
•our ability to successfully maintain a diversified loan funding strategy, including bank partnerships and whole loan sales and securitization transactions;
•our ability to maintain competitive interest rates offered to borrowers on our platform, while enabling our bank partners to achieve an adequate return over their cost of funding;
•our ability to successfully build our brand and protect our reputation from negative publicity;
•our ability to increase the effectiveness of our marketing strategies, including our direct consumer marketing initiatives;
•the impact of the COVID-19 pandemic and any associated economic downturn on our business and results of operations;
•our expectations and management of future growth, including expanding the number of potential borrowers;
•our ability to successfully adjust our proprietary AI models, products and services in a timely manner in response to changing macroeconomic conditions and fluctuations in the credit market;
•our compliance with applicable local, state and federal laws;
•our ability to comply with and successfully adapt to complex and evolving regulatory environments, including regulation of artificial intelligence and machine learning technology;
•our expectations regarding regulatory support of our approach to AI-based lending, including our ongoing discussions with the Consumer Financial Protection Bureau, or CFPB;
•our ability to protect against increasingly sophisticated fraudulent borrowing and online theft;
•our ability to service loans and the ability of third-party collection agents, to pursue collection of delinquent and defaulted loans;
•our ability to successfully compete with companies that are currently in, or may in the future enter, the markets in which we operate;
•our expectations regarding new and evolving markets and our ability enter into new markets and introduce new products and services, such as our recent introduction of auto loans;
•our ability to effectively secure and maintain the confidentiality of the information received, accessed, stored, provided and used across our systems;

•our ability to successfully obtain and maintain funding and liquidity to support continued growth and general corporate purposes;
•our ability to attract, integrate and retain qualified employees;
•our ability to effectively manage and expand the capabilities of our operations teams, outsourcing relationships and other business operations;
•our ability to maintain, protect and enhance our intellectual property;
•our expectations regarding outstanding litigation and regulatory investigations; and
•the increased expenses associated with being a public company;

We caution you that the foregoing list may not contain all of the forward-looking statements made in this report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

PART I
ITEM 1. BUSINESS

Overview
Our mission is to enable effortless credit based on true risk.

We are a leading, cloud-based AI lending platform. AI lending enables a superior loan product with improved economics that can be shared between consumers and lenders. Our platform aggregates consumer demand for high-quality loans and connects it to our network of Upstart AI-enabled bank partners. Consumers on our platform benefit from higher approval rates, lower interest rates, and a highly automated, efficient, all-digital experience. Our bank partners benefit from access to new customers, lower fraud and loss rates, and increased automation throughout the lending process.

Credit is a cornerstone of the U.S. economy, and access to affordable credit is central to unlocking upward mobility and opportunity. The FICO score was invented in 1989 and remains the standard for determining who is approved for credit and at what interest rate. While FICO is rarely the only input in a lending decision, most banks use simple rules-based systems that consider only a limited number of variables. Unfortunately, because legacy credit systems fail to properly identify and quantify risk, millions of creditworthy individuals are left out of the system, and millions more pay too much to borrow money.

We leverage the power of AI to more accurately quantify the true risk of a loan. Our AI models have been continuously upgraded, trained and refined for more than eight years. We have discrete AI models that target fee optimization, income fraud, acquisition targeting, loan stacking, prepayment prediction, identity fraud and time-delimited default prediction. Our models incorporate more than 1,000 variables and benefit from a rapidly growing training dataset that currently contains more than 10.5 million repayment events. The network effects generated by our constantly improving AI models provide a significant competitive advantage—more training data leads to higher approval rates and lower interest rates at the same loss rate.

Our AI models are provided to bank partners within a consumer-facing cloud application that streamlines the end-to-end process of originating and servicing a loan. We have built a configurable, multi-tenant cloud application designed to integrate seamlessly into a bank’s existing technology systems. Our highly configurable platform allows each bank to define its own credit policy and determine the significant parameters of its lending program. Our AI models use and analyze data from all of our bank partners. As a result, these models are trained by every Upstart-powered loan, and each bank partner benefits from participating in a shared AI lending platform.

Consumers can discover Upstart-powered loans in one of two ways: either via Upstart.com or through a bank-branded product on our bank partners’ own websites.

Loans issued through our platform can be retained by our originating bank partners, distributed to our broad base of institutional investors and buyers that invest in Upstart-powered loans or funded by Upstart’s balance sheet. In the year ended December 31, 2020, 21% of the loans funded through our platform were retained by the originating bank and 77% of loans were purchased by institutional investors through our loan funding programs. Our institutional investors and buyers that participate in our loan funding programs invest in Upstart-powered loans through whole loan purchases, purchases of pass-through certificates and investments in asset-backed securitizations. A large fraction of the whole loans sold to institutional investors under our loan funding programs are originated by Cross River Bank, or CRB. In the year ended December 31, 2020, CRB originated 67% of the loans facilitated on our platform and fees received from CRB accounted for 63% of our total revenue. Our current agreement with CRB began on January 1, 2019 and has an initial four year term, with a renewal term for an additional two years following the initial four year term. We enter into nonexclusive agreements with our whole loan purchasers and each of the grantor trust entities in our asset-backed securitizations, pursuant to which we provide loan servicing.

Our revenue is primarily comprised of fees paid by banks. We charge banks referral fees for each loan referred through Upstart.com and originated by a bank partner, platform fees for each loan originated, regardless of its source, and loan servicing fees as consumers repay their loans. Our agreements with our bank partners are nonexclusive, generally have 12-month terms that automatically renew, subject to certain early termination provisions and minimum fee amounts, and do not include any minimum origination obligation or origination limits. As a usage-based platform, we target positive unit economics on each transaction, resulting in a cash efficient business model that features both high growth rates and profitability.

Our AI Lending Platform

Our AI models are central to our value proposition and unique position in the industry. Our models incorporate more than 1,000 variables, which are analogous to the columns in a spreadsheet. They have been trained by more than 10.5 million repayment events, analogous to rows of data in a spreadsheet.

These elements of our model are co-dependent; the use of hundreds or thousands of variables is impractical without sophisticated machine learning algorithms to tease out the interactions between them. And sophisticated machine learning depends on large volumes of training data. Over time, we have been able to deploy and blend more sophisticated modeling techniques, leading to a more accurate system. This co-dependency presents a challenge to others who may aim to short-circuit the development of a competitive model. While incumbent lenders may have vast quantities of historical repayment data, their training data lacks the hundreds of columns, or variables, that power our model. For more details regarding the variables, training data, and algorithms in our models, please see “Business—Evolution of Upstart’s AI Model.”

Despite their sophistication, our AI models are delivered to banks in the form of a simple cloud application that shields borrowers from the underlying complexity. Additionally, our platform allows banks to tailor lending applications based on their policies and business needs. Our bank partners can configure many aspects of their lending programs, including factors such as loan duration, loan amount, minimum credit score, maximum debt-to-income ratio and return target by risk grade. Within the construct of each bank’s self-defined lending program, our platform enables the origination of conforming and compliant loans at a low per-loan cost.

Our Ecosystem

Our platform connects consumers, banks and institutional investors through a shared AI lending platform. Because AI is a new and disruptive technology, and banking is a traditionally conservative industry, we have brought our technology to market in a way that allows us to grow rapidly and improve on our AI models, while allowing banks to take a prudent and responsible approach to assessing and adopting our platform.

On the consumer side, we aggregate demand on Upstart.com, where consumers are presented with bank-branded offers from our bank partners. In this way, we benefit banks who have adopted our AI lending technology. Bank partners can also offer Upstart-powered loans through a bank-branded interface on their own website or mobile application. Consumers on our platform are generally offered unsecured personal loans ranging from $1,000 to $50,000 in size, at APRs typically ranging from approximately 6.5% to 35.99%, with terms typically ranging from three to seven years, with a monthly repayment schedule and no prepayment penalty.

On the funding side, our bank partners can retain loans that align with their business and risk objectives; loan volumes exceeding their collective funding capacity or risk tolerance can be flowed through the CRB conduit and sold to our network of institutional investors, which have far broader and more diverse capacity to absorb and distribute risk. This flexible approach allows banks to adopt AI lending at their own pace, while we continue to grow and improve our platform.

Value Proposition to Consumers

•Higher approval rates and lower interest rates—The CFPB reported that a study by Upstart of its data using a methodology specified by the CFPB, showed that our AI model approves 27% more borrowers than high-quality traditional lending models with a 16% lower average APR for approved loans. Our analyses suggest that our loan offers have improved significantly over time relative to those of competitors.

•Superior digital experience—Whether consumers apply for a loan through Upstart.com or directly through a bank partner’s website, the application experience is streamlined into a single application process and the loan offers provided are firm. In the year ended December 31, 2020, approximately 70% of Upstart-powered loans were instantly approved with no document upload or phone call required, an increase from 0% in late 2016. Such automation improvements were due in large part to improvements to our AI models and the application of such models to different aspects of the loan process, including data verification and fraud detection.

Value Proposition to Bank Partners
•Competitive digital lending experience—We provide regional banks and credit unions with a cost effective way to compete with the technology budgets of their much larger competitors.
•Expanded customer base—We refer customers that apply for loans through Upstart.com to our bank partners, helping them grow both loan volumes and number of customers.
•Lower loss rates—An internal study comparing our model to that of several large U.S. banks found that our model could enable these banks to lower loss rates by almost 75% while keeping approval rates constant. In this internal study, Upstart replicated three bank models using their respective underwriting policies and evaluated their hypothetical loss rates and approval rates using Upstart’s applicant base in late 2017. To compare the hypothetical loss rates between Upstart’s model and each of the replicated bank models, Upstart held approval rates constant at the rate called for by each bank’s respective underwriting policy. Such result represents the average rate of improvement exhibited by Upstart’s platform against each of the three respective bank models.
•New product offering—Personal loans are one of the fastest-growing segments of credit in the U.S. Our platform helps banks provide a product their customers want, rather than letting customers seek loans from competitors.
•Institutional investor acceptance—Analyses by credit rating agencies, loan and bond buying institutions, and credit underwriters help banks gain confidence that Upstart-powered loans are subject to significant and constant scrutiny from experts, the results of which are often publicly available.

Our Competitive Strengths
Constantly Improving AI Models

We have been building and refining our AI models for more than eight years, and they have led directly to our growth and profitability. Our models currently incorporate more than 1,000 variables and are trained by more than 10.5 million repayment events. Beyond the advantages accrued by our constantly growing volume of training data, our machine learning team continues to update our modeling techniques regularly. Model and technology improvements have increased our conversion rate over time.

Flexible Two-Sided Ecosystem

We benefit from aggregating consumer demand on Upstart.com, referring consumers directly to our network of AI-enabled bank partners. Our consumer presence allows us to increase awareness of and interest in Upstart-powered loans, directly contributing to our own growth, as well as the growth and success of our bank partners’ lending programs.

With an expanding list of bank partners, we can solve the borrowing needs of an increasingly diverse array of consumers.

Capital Efficient Fee-Based Business

In the year ended December 31, 2020, we generated 98% of revenue from fees from banks and loan servicing. We have also achieved a high degree of automation, with approximately 70% of Upstart-powered loans approved instantly and fully automated in the year ended December 31, 2020, driving operating leverage and improving unit economics.

Regulatory Compliance

We have worked with regulators since our inception to ensure we operate in compliance with applicable laws and regulations. AI lending expands access to affordable credit by constantly finding new ways to identify qualified borrowers, yet AI models must avoid unlawful disparate impact or statistical bias that would be harmful to protected groups. We have demonstrated to the CFPB that our platform does not introduce unlawful bias to the credit decision and we have developed sophisticated reporting procedures to ensure future versions of the model remain fair.

In September 2017, we received the CFPB’s first no-action letter. The CFPB issues no-action letters to reduce potential regulatory uncertainty for innovative products that may offer significant consumer benefit. On November 30, 2020, at the expiration of our first no-action letter, we received a new no-action letter from the CFPB, which expires on November 30, 2023. At this time, we do not know of any other lending platforms that have received similar no-action letters for fair lending from the CFPB.

Our Growth Strategy

Model Improvements

Our growth has historically been driven by AI model improvements and technology upgrades, and we expect this trend to continue for the foreseeable future. Model upgrades typically result in higher approval rates, better loan offers, higher degrees of automation and other improvements that increase our total number of funded loans. As our model accuracy increases, we are able to re-target and approve consumers who previously visited our site but were not eligible for a loan.

More Efficient Funding

Growth is also driven by a reduced cost of funding for Upstart-powered loans. This can happen because more banks adopt our platform, or existing partners increase their budget for Upstart-powered loans. Cost of funding can also be reduced as bank partners gain more confidence in our models and lower some of the constraints they choose to place on their lending program. The cost of funding through institutional investors can also improve over time, based on market conditions and as credit rating agencies and loan and residual buyers gain confidence in the credit performance of Upstart-powered loans.

Bank Distribution

Today, the vast majority of borrowers are referred to our bank partners via Upstart.com. But these banks are also beginning to offer Upstart-powered loans through their own websites, supported by their own marketing programs. We expect the bank-driven distribution of Upstart-powered loans to grow over time, as more bank partners roll out bank-branded versions of Upstart to serve their new and existing customers directly.

New Products

Personal loans are one of the fastest-growing segments of consumer credit in the U.S., but they are far from the largest. As we apply our AI models and technology to other credit verticals, we will be able to serve the needs of more consumers and to play a broader technology enablement role for our bank partners. There is significant opportunity to expand from personal loans to auto loans, credit cards, mortgages, student loans, point-of-sale loans and home equity lines of credit (“HELOC”). In June 2020, we began offering auto loans on our platform and in September 2020, the first auto loan was originated through the Upstart platform.

Our Platform

Our AI lending platform enables banks to provide consumers access to credit. The first credit product offered through our platform was an unsecured personal loan.

Consumers

We have built a mobile-responsive web application at Upstart.com, where consumers can quickly and easily inquire about a rate, evaluate and choose a loan offer, provide necessary information for verification and review required disclosures before final acceptance of the loan. A virtually identical experience is also offered as a bank-branded product on bank partners’ websites. In the year ended December, 31, 2020, over half of consumers that received an Upstart-powered loan applied for such loan on their mobile phone.

Bank Partners

Our platform is designed to help our bank partners originate loans according to their unique requirements. In order to do this, we provide a wide variety of options for banks to define and control their lending program.
•Upstart Referral Network—Once we aggregate consumer demand on our website, we pass those customers to our bank partners.
•Bank-branded product—Bank partners can serve customers with a bank-branded Upstart application on their own website or mobile application.
•Configurations—Because banks have complete authority and control over their lending programs, our bank partners predetermine many aspects of their loan offering, including interest rate and loan size ranges, maximum target loss rate, minimum credit score, maximum debt-to-income ratio, target returns for various risk profiles, fee structures and disclosures.
•Servicing—While most bank partners choose to have us service their loans (through a bank-branded servicing portal), each has the option of directly servicing loans itself. Our servicing platform manages all communication with borrowers, credit reporting agencies, and when necessary, collections agencies.
•Access to capital markets— We have built a broad network of institutional investors who provide funding support to bank partners through secondary loan purchasing, issuance of pass-through certificates and investment in asset-backed securitizations. A significant portion of the loans originated by our partner Cross River Bank are sold to institutional investors through one of our funding programs.

Evolution of Upstart’s AI Model

The AI models underpinning the Upstart platform are central to its efficacy and the high-quality experience we provide to borrowers. Our models have evolved rapidly since our founding, as illustrated below.

	2014					2020

Number of Variables	23 Education Standard credit attributes	58 Employment & affordability Education Standard credit attributes	212 Multi-bureau credit attributes Employment & affordability Education Standard credit attributes	1,000+ Digital signals Trended credit attributes Multi-bureau credit attributes Employment & affordability Education Standard credit attributes	1,000+ Unstructured credit data Digital signals Trended credit attributes Multi-bureau credit attributes Employment & affordability Education Standard credit attributes	1,000+ Macroeconomic signals Multi-bureau unstructured credit data Digital signals Trended credit attributes Multi-bureau credit attributes Employment & affordability Education Standard credit attributes
Training Data Points	0 (3rd party Data Only)	~30,000	~320,000	~1,100,000	~5,500,000	~10,500,000
Modeling Techniques	Monte Carlo simulation Logistic regression	Probabilistic regression AVF Monte Carlo simulation Logistic regression	Stochastic gradient boosting Game-theoretic feature priority Probabilistic regression AVF Monte Carlo simulation Logistic regression	Dynamic equilibrium targeting Recursive AS model Stochastic gradient boosting Game-theoretic feature priority Probabilistic regression AVF Monte Carlo simulation Logistic regression	Bayesian HP optimization
Discretized gradient boosting
Dynamic equilibrium targeting
Recursive AS model
Stochastic gradient boosting
Probabilistic regression
Game-theoretic feature priority
AVF
Monte Carlo simulation
Logistic regression	Neural networks
Bayesian HP optimization
Discretized gradient boosting
Dynamic equilibrium targeting
Recursive AS model
Stochastic gradient boosting
Probabilistic regression
Game-theoretic feature priority
AVF
Monte Carlo simulation
						Logistic regression
Model Applications	Binary default prediction	Identity fraud Default timing Binary default prediction	Acquisition targeting Loan stacking Prepayment Identity fraud Default timing Binary default prediction	Income fraud Acquisition targeting Loan stacking Prepayment Identity fraud Time-delimited default prediction Binary default prediction	Fee optimization Income fraud Acquisition targeting Loan stacking Time-delimited prepayment prediction Identity fraud Time-delimited default prediction Binary default prediction	Competing prepayment & default risk prediction
Fee optimization
Income fraud
Acquisition targeting
Loan stacking
Time-delimited prepayment prediction
Identity fraud
Time-delimited default prediction
						Binary default prediction

The key aspects of our AI models include:

Variables

Variables in our AI models have increased from 23 in 2014 to more than 1,000 as of December 31, 2020. These include factors related to credit experience, employment, educational history, bank account transactions, cost of living and loan application interactions.

Training Data

As of December 31, 2020, our models have been trained by more than 10.5 million repayment events such as a successful repayment or a delinquency. Upstart’s models learn from repayment data even while loan principal remains outstanding, allowing the models to improve in real time.

Modeling Techniques

Growth in training data has enabled the development of increasingly sophisticated modeling techniques. For example, while earlier versions of our AI models were centered on logistic regression, our more recent models incorporate stochastic gradient boosting. We expect that our data science investments and continued growth of training data will unlock even more powerful techniques over time.

Model Applications

While our first model focused on predicting the likelihood of loan default, we have since applied models throughout the process of credit origination. These models quantify and reduce risk in various ways, while also increasing automation and funnel conversion.

The currently active AI models within the Upstart platform—shared by and available to all Upstart’s bank partners—include:
•Fee optimization—optimizes assignment of origination fees;
•Income fraud—quantifies potential misrepresentation of borrower income;
•Acquisition targeting—identifies consumers likely to qualify for and have need for a loan;
•Loan stacking—identifies consumers likely to take out multiple loans in a short period of time;
•Prepayment prediction—quantifies the likelihood that a consumer will make payments on a loan earlier than originally scheduled;
•Identity fraud—quantifies the risk that an applicant is misrepresenting their identity; and
•Time-delimited default prediction—quantifies the likelihood of default for each period of the loan term.

Our Technology Infrastructure

Our cloud-based software platform incorporates modern technologies and software development approaches to allow for rapid development of new features.

Cloud-Native Technologies

We run our technology platform as containerized services on the AWS cloud. Our architecture is designed for high availability and horizontal scalability. Our primary development platforms are Ruby on Rails and Python, but our Kubernetes-based compute environment gives us the flexibility to run heterogeneous workloads with minimal operational overhead. We deploy new software regularly without platform downtime, allowing borrowers and banks to immediately benefit from the latest updates to our platform.

Data Integrity and Security

Our information security program governs how we safeguard the confidentiality, integrity, and availability of our consumer data. Our environment is continuously monitored with a suite of tools designed to detect security events in both internal and user-facing systems. We engage with third parties to audit our security program and to perform regular penetration tests of our Web application and cloud environment.

Configurable Multi-Tenant Architecture

Our multi-tenant architecture enables multiple lending partners to use the same version of our application while securely segmenting their data. Though all tenants are using the same version of our platform, our software is designed to be highly configurable to meet the needs of our diverse bank partners, allowing customizations to everything from the applicant user interface to the core rules governing credit decisioning.

Machine Learning Platform

In order to support innovation in our underwriting, fraud detection and acquisition models, we have developed proprietary technologies to enable our machine learning team to develop, train, test and deploy new model updates with minimal engineering support. Our backend systems are designed to flexibly integrate with multiple third-party data sources to feed these models and support real-time decisioning.

Responsive Web Design

Our user interface is responsive to ensure applicants and borrowers have a smooth experience regardless of whether they are accessing our website from a desktop, mobile device or tablet.

Robust Reporting and Integration Capabilities

Our reporting APIs provide investors and bank partners the ability to access data through a programmatic interface. Our integration capabilities with bank partners include an ability to pre-fill applicant information via API and provide loan details in real-time to facilitate a seamless process from application to origination. In December 2020, we launched a bank reporting portal which provides our bank partners with a centralized console to view real time performance metrics of their lending program, view and verify their credit policy and program configuration, and on-demand access to operational reports and documents.

Consumer Marketing

Our growth and marketing approach is driven by the strength of our product and the interest rates we offer. While many lenders see consumer choice as a detractor from sales volume, we benefit when consumers compare our offers to other lenders’ offers. Over time, our ability to offer lower rates than our competitors has improved significantly. Because our model changes in real time, we are able to extend new offer loans to applicants who were previously not eligible or were previously quoted a higher rate.

Our growth and marketing initiatives are primarily focused on bringing potential borrowers to Upstart.com, where they can learn if they qualify for a loan from one of our bank partners and on what terms in only a few minutes. Our consumer acquisition channels combine a mix of online and offline, as well as paid and unpaid, channels. While we constantly experiment to expand and optimize our acquisition strategies, our largest channels include:
•Marketing affiliates—A variety of online media partners, such as loan aggregators, send us traffic on a cost per origination basis. Many loan aggregators also incorporate credit data to provide online prescreened offers, which leads to highly targeted and interested referrals.
•Direct mail—We apply our strengths in data science to target individuals who both qualify for and may have a need for an Upstart-powered loan. The ability to analyze an individual’s credit data to target and mail prescreened offers of credit gives this channel a meaningful data advantage over other channels.
•Organic traffic—As our brand recognition and reputation grow, an increasing number of potential borrowers come directly to Upstart.com simply by word of mouth.
•Email marketing—We have an automated email program that sends customized messages and reminders to potential borrowers once they have created accounts to encourage them to complete their loan application.
•Online advertising—Search engines and social channels enable targeted outreach to potential borrowers with specific messages.
•Podcast advertising—We purchase 30 or 60-second advertising placements on podcasts with a listener base that we believe overlaps with Upstart’s target consumer base. These advertisements are designed by the Upstart team but are delivered to listeners by the podcast hosts.

A significant number of consumers that apply for a loan on Upstart.com learn about and access Upstart.com through the website of a loan aggregator, Credit Karma. The percentage of loan originations that were derived from traffic from Credit Karma was 38%, 38% and 52% in 2018, 2019 and 2020, respectively, and the percentage of loan originations that were derived from direct mail was 28%, 23% and 12%, in 2018, 2019 and 2020, respectively. No other marketing channel contributed significantly compared to Credit Karma and direct mail. We have entered into a promotion agreement with Credit Karma that governs the terms and conditions between us and Credit Karma with respect to advertising the loans offered on our platform. Either party may terminate our arrangement immediately upon a material breach of any provision of the agreement or at any time, with or without cause, by providing no less than 30 days’ notice. Our agreement does not require Credit Karma to display offers from lenders on Upstart.com or prohibit them from working with our competitors or from offering competing services. In this regard, Credit Karma recently began directing more customer traffic to a program that hosts and aggregates the credit models of other loan providers directly on its platform for the purpose of giving credit offers. To date, Upstart has opted not to participate in this program. In November 2020, we experienced a reduction in the number of loan applicants directed to the Upstart platform by Credit Karma and a corresponding decrease in the number of loans originated on our platform, and we may experience additional reductions in traffic from Credit Karma in the future.

Bank Partnerships

We predominantly target small to medium-sized banks with an appetite to invest in improved underwriting, digital originations and unsecured lending. As of December 31, 2020, we had twelve bank partners.

CRB, originates a large fraction of the whole loans sold to institutional investors under our loan funding programs. For the years ended December 31, 2018, 2019 and 2020, fees received from CRB accounted for 81%, 80% and 63%, of our total revenue, respectively. We have entered into a loan program agreement that governs the terms and conditions between us and CRB with respect to loans facilitated through our platform and issued by CRB.

We have also entered into separate agreements with each of our other bank partners. Our agreements with our bank partners are non-exclusive, generally have 12-month terms that automatically renew, subject to certain early termination provisions and minimum fee amounts, and do not include any minimum origination obligations or origination limits.

Our platform includes a cloud-based web application for all user interactions, including rate inquiry, loan offer presentation, adverse action notification, bank account verification and connectivity, borrower identity and credential verification, disclosure presentation and loan servicing. The software includes a variety of embedded AI models supporting and automating fraud prevention, credit decisioning and borrower verification. Bank partners also have access to an administrative interface for reporting and program management. We also perform regulatory fairness tests on bank partners’ behalf.

Institutional Investors

Our platform allows bank partners to originate and retain loans that meet their business objectives. Because banks vary with respect to program objectives, risk tolerance and funding capacity, each bank’s program parameters can vary significantly. In the year ended December 31, 2020, approximately 21% of Upstart-powered loans originated by bank partners were retained by those bank partners.

By leveraging our institutional investors’ broad and diverse capacity to absorb and distribute credit risk, we can develop our business and our AI models faster than if we relied only on the funding capacity of our bank partners. Accordingly, our growth is not limited by bank funding capacity or risk tolerance. The combination of bank and institutional investor funding provides our platform with competitive and diverse capital.

Our network of institutional investors includes purchasers of whole loans originated via Upstart’s platform, as well as capital markets investors that buy securities, such as pass-through certificates. In the case of whole loan purchasers, we typically enter into loan purchase agreements and loan servicing agreements with such purchasers. The loan purchase agreements provide for the purchaser to place requests (ordinarily on a monthly basis) to purchase pools of whole loans originated via Upstart’s platform by certain bank partners. Investors may also purchase interests in loans originated via Upstart’s platform in the form of pass-through certificates rather than whole loans. We have pass-through certificate programs sponsored by certain financial institutions under which investors can purchase securities collateralized by Upstart-powered loans from an issuer trust.

While there are minimal differences between whole loan sales and sales of pass-through certificates from Upstart’s perspective, both programs are offered to provide flexibility to investors in our loan funding programs.

Institutional investors may prefer pass-through certificates, which are more liquid, while other institutional investors may prefer whole loan purchases, which are generally more cost effective.

The whole loans or pass-through certificates purchased after origination may later be included in our asset-backed securitization transactions whereby interests in these Upstart-powered loans are sold to other institutional investors.

For our asset-backed securitization transactions, we engage with investment banks to structure investments under which we and/or certain of the purchasers of whole loans or pass-through certificates described in the preceding paragraphs sell pools of whole loans to a bankruptcy-remote securitization special purpose entity. The special purpose entities, through one or more intermediate transfers and entities, create and sell tranched asset-backed notes and subordinated certificates, in each case, backed by the collective pools of Upstart-powered loans sold into the investment structure. We are typically retained by participating institutional investors to service the loans, and act in such servicing capacity for the life of the investment transaction.

Operations

We have developed sophisticated tools that our internal operations team uses to support the origination and servicing of credit. While verification is primarily and increasingly handled by our software and AI models, we also offer Upstart-designed tools to guide credit analysts and fraud specialists in cases where our software is not yet able to sufficiently verify borrower information. By providing a prescriptive and unique path for each applicant, our system helps our operations team provide a streamlined experience for as many borrowers as possible.

Our operations teams, including credit analysts, fraud specialists, customer support and payments specialists, work to deliver a seamless user experience to consumers on behalf of our bank partners.

Customer operations is divided functionally by teams that focus on pre-origination experience (verification and customer support) and post-origination experience (loan servicing). Team members are distributed between our headquarters in San Mateo, California and our second headquarters in Columbus, Ohio.

Verification and Customer Support Operations

This team focuses on the minority of borrowers whose applications are not entirely automated or any applicant who has questions or issues throughout the application process. While approximately 30% of Upstart-powered loans involve human intervention, the vast majority of these loans are not fraudulent. Thus, our team focuses on expediting applicants through the process to the extent possible, while identifying and rejecting fraudulent applications. Our operations team works closely with our engineering and machine learning teams to further increase our levels of automation.

Most prospective borrowers and applicants interact with Upstart via our online platform and help center, but we also make agent-based support readily available to all borrowers. For phone support, we partner with an external call center vendor and have a team of dedicated Upstart agents with specialized training.

Servicing Operations

Upstart-powered loans are serviced via our homegrown platform. For borrowers who miss payments, we focus on early intervention and attempt to reach them via emails, calls, texts and skip-trace to help bring their account current or offer hardship options in accordance with our servicing policies. Borrowers on our platform are supported via a combination of internal payments specialists and a third-party service provider.

We do not conduct collections activities in house. Accounts that are more than 30 days past due are referred to third-party collection agencies for collections. Debt collection calls and collection performance are reviewed regularly by our vendor management and quality assurance teams. Our operations and compliance teams each also perform onsite audits annually.

Competition

Consumer lending is a vast and competitive market, and we compete in varying degrees with all other sources of unsecured consumer credit, including banks, non-bank lenders (including retail-based lenders) and other financial technology lending platforms. Because personal loans often serve as a replacement for credit cards, we also compete with the convenience and ubiquity that credit cards represent.

On the bank partnership side, we compete with a variety of technology companies that aim to help banks with the digital transformation of their business, particularly with respect to all-digital lending. This includes new products from legacy bank technology providers as well as newer companies focused entirely on lending software infrastructure for banks. We may also face competition from banks or companies that have not previously competed in the consumer lending market, including companies with large and experienced machine learning teams and access to vast amounts of consumer-related information that could be used in the development of their own credit risk models.

We believe we compete favorably based on the following competitive factors:
•Constantly improving AI models;
•Compelling loan offers to consumers that improve regularly;
•Automated and user-friendly loan application process;
•Consistent and predictable loan performance;
•Cloud-native, multi-tenant architecture;
•Combination of technology and customer acquisition for bank partners;
•Robust and diverse loan funding program; and
•Brand recognition and trust.

Government Regulation

We and the loans made through our platform by our bank partners are subject to extensive and complex rules and regulations and examination by various federal, state and local government authorities. Failure to comply with any of the applicable rules and regulations may result in, among other things, revocation of required licenses or registration, loss of approved status, effective voiding or rescission of the loan contracts, class action lawsuits, administrative enforcement actions and civil and criminal liability. While compliance with such requirements is at times complicated by our novel business model, we believe we are, at a minimum, in substantial compliance with these rules and regulations.

We are currently, and expect in the future, to be regulated by the CFPB. In addition to the CFPB, the Federal Trade Commission has jurisdiction to investigate aspects of our business, including with respect to marketing practices. Other state and federal agencies, including prudential bank regulators and state attorneys general have the ability to regulate aspects of our business. Further, we are subject to inspections, examinations, supervision and regulation by applicable agencies in each state in which we are licensed. Regulatory oversight of our business may change over time. By way of example, in 2020, the California Consumer Financial Protection Law was enacted, which seeks to emulate the CFPB with respect to its enforcement and supervisory capabilities as well as require additional state registration for certain covered persons. We expect that regulatory examinations by both federal and state agencies will continue, and there can be no assurance that the results of such examinations will not have a material adverse effect on us.

Below, we summarize several of the material federal lending, servicing and related laws applicable to our business. Many states have laws and regulations that are similar to the federal consumer protection laws referred to below, but the degree and nature of such laws and regulations vary from state to state.

Federal Lending and Related Laws

Truth in Lending Act

The Truth in Lending Act, or TILA, and Regulation Z, which implements it, require creditors to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions, and to comply with certain lending practice requirements and restrictions. These rules apply to loans facilitated through our platform, and we assist with compliance as part of the services we provide to our bank partners. For closed-end credit transactions, required disclosures include, among others, providing the annual percentage rate, the finance charge, the amount financed, the number of payments, the amount of the monthly payment, the presence and amount of certain fees, and the presence of certain contractual terms. TILA also regulates the advertising of credit and gives borrowers, among other things, certain rights regarding updated disclosures and the treatment of credit balances. We, on behalf of the applicable bank partner, provide applicants with a TILA disclosure when applicants complete their loan applications on our platform. If the applicant’s request is not fully funded and the applicant chooses to accept a lesser amount offered, we provide an updated TILA disclosure on behalf of the applicable bank partner. We also seek to comply with TILA’s disclosure requirements related to credit advertising and, to the extent that we hold or service loans, TILA’s requirements related to treatment of credit balances for closed-end loans. We also can facilitate the origination of a limited number of credit card accounts through our platform. In connection with such accounts, TILA requires the provision of certain solicitation and account-opening disclosures. TILA also imposes requirements on the terms of credit card accounts, and the process of originating and servicing such accounts. Though our platform may facilitate the origination of credit card accounts by a bank partner, we do not originate or service such accounts at this time.

Equal Credit Opportunity Act

The Equal Credit Opportunity Act, or ECOA, prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age (provided that the applicant has the capacity to enter into a binding contract), religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program, or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or certain state laws. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from loan applicants or engaging in certain loan-related practices, and from using advertising or making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. These requirements apply to bank partners for loans facilitated through our platform as well as to us as a service provider that assists in the process. We abide by policies and procedures implemented by our bank partners to comply with ECOA’s provisions prohibiting discouragement and discrimination. ECOA also requires creditors to provide applicants with timely notices of adverse action taken on credit applications, including disclosing to applicants who have been declined their rights and the reason for their having been declined. On behalf of our bank partners, we provide prospective borrowers who apply for a loan through our platform but are denied credit with an adverse action notice in compliance with applicable requirements.

On February 5, 2020, a consumer advocacy group released a report alleging that lenders may charge higher rates to certain borrowers who attend community colleges or historically Black or Hispanic colleges or universities. To support this conclusion, the consumer advocacy group selectively compared the results from only a small number of consumer interest rate inquiries made to, among others, lenders using Upstart’s platform. In addition, on February 13, 2020, we received an inquiry from five members of the U.S. Senate seeking information regarding our compliance with ECOA, and in July 2020, three of these Senators recommended to the CFPB as part of their inquiry findings, that the CFPB further review Upstart’s use of educational variables in its model and requested that the CFPB stop issuing no-action letters related to the ECOA. Upstart strongly disputes the underlying conclusions of the consumer advocacy group’s report as it pertained to Upstart’s practices, given that Upstart’s model considers over 1,000 variables, all of which contribute to the quoted rate. Notwithstanding that we believe our model and our bank partners’ lending facilitated by our model comply with ECOA, reports from consumer advocacy groups and associated legislative and/or regulatory inquiries could create negative publicity and increase the risk of private litigation or government enforcement. On December 1, 2020, in connection with these inquiries, we entered into an agreement with the NAACP Legal Defense and Education Fund, or the LDF, and the Student Borrower Protection Center, or SBPC, in which we agreed to, among other things, participate in fair lending reviews of our AI model. See the section titled “Risk Factors—Risks Related to Our Business and Industry” for more information.

Fair Credit Reporting Act

The federal Fair Credit Reporting Act, or FCRA, as amended by the Fair and Accurate Credit Transactions Act, and administered by the CFPB, promotes the accuracy, fairness, and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report and requires that persons who report loan payment information to credit bureaus do so accurately and to resolve disputes regarding reported information timely. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report.

Under FCRA, certain information must be provided to applicants whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency, promptly update any credit information reported to a credit reporting agency about a customer and have a process by which customers may inquire about credit information furnished by us to a consumer reporting agency. We and our bank partners have a permissible purpose for obtaining credit reports on potential borrowers, and we also obtain explicit consent from borrowers to obtain such reports. As part of our loan servicing activities, we accurately report loan payment and delinquency information to appropriate consumer reporting agencies. We provide an adverse action notice to a rejected applicants on behalf of each bank partner on our platform at the time the applicant is rejected that includes all the required disclosures. We also have processes in place to ensure that consumers are given “opt-out” opportunities, as required by the FCRA, regarding the sharing of their personal information. We have also implemented an identity theft prevention program, as required by FCRA and its implementing regulations.

Fair Debt Collection Practices Act

The federal Fair Debt Collection Practices Act, or FDCPA, provides guidelines and limitations on the conduct of certain debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. While the FDCPA primarily applies to third-party debt collectors, debt collection laws of certain states impose similar requirements more broadly on creditors who collect their own debts. In addition, the CFPB prohibits unfair, deceptive or abusive acts or practices, or UDAAPs in debt collection, including first-party debt collection. In addition, on October 30, 2020, the CFPB issued a final rule implementing the requirements of the FDCPA, which will likely take effect in late 2021. The CFPB also issued a second final rule on debt collection focused on consumer disclosures in December 2020. These rules are set to take effect November 30, 2021. We use our internal collection team and professional third-party debt collection agents to collect delinquent accounts. Any third-party debt collection agents we use are required to comply with the FDCPA and all other applicable laws in collecting delinquent accounts of borrowers. While our internal servicing team is not subject to the formal requirements of the FDCPA in most cases, we have established policies intended to substantially comply with the collection practice requirements under the FDCPA as a means of complying with more general UDAAP standards.

Privacy and Data Security Laws

The federal Gramm-Leach-Bliley Act, or GLBA, includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. We collect and use a wide variety of information to help ensure the integrity of our services and to provide features and functionality to our customers. This aspect of our business, including the collection, use, and protection of the information we acquire from our own services as well as from third-party sources, is subject to laws and regulations in the United States. Accordingly, we publish our privacy policies and terms of service, which describe our practices concerning the use, transmission, and disclosure of information. We have a detailed privacy policy, which complies with GLBA and is accessible from every page of our website. We maintain consumers’ personal information securely, and we do not sell, rent or share such information with third parties for marketing purposes unless previously agreed to by the consumer. In addition, we take measures to safeguard the personal information of borrowers and investors and protect against unauthorized access to this information. As our business continues to expand, and as state and federal laws and regulations continue to be passed and their interpretations continue to evolve, additional laws and regulations may become relevant to us.

Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is extensive and significant legislation that includes consumer protection provisions. Among other things, the Dodd-Frank Act created the CFPB, which commenced operations in July 2011 and has significant authority to implement and enforce federal consumer financial laws, such as the TILA and the ECOA. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. The CFPB also engages in consumer financial education, requests data and promotes the availability of financial services to underserved customers and communities. The CFPB has regulatory and enforcement powers over most providers of consumer financial products and services, including us. It also has supervisory and examination powers over certain providers of consumer financial products and services, including large banks, payday lenders, “larger participants” in certain financial services markets defined by CFPB regulation, and non-bank entities determined to present a risk to consumers after notice and an opportunity to respond.

The CFPB has imposed, and will continue to impose, restrictions on lending practices, including with respect to the terms of certain loans. We and our bank partners are subject to the CFPB’s enforcement authority. The CFPB may request reports concerning our organization, business conduct, markets and activities. In addition, the CFPB may, in connection with its supervisory authority, also conduct on-site examinations of our and our bank partners’ businesses on a periodic basis, subject to whether the applicable bank partner satisfies the assets threshold for CFPB supervision. If the CFPB were to conclude that our loan origination assistance or servicing activities, or any loans originated by our bank partners on our platform, violate applicable laws or regulations, we could be subject to a formal or informal inquiry, investigation and/or enforcement action. Formal enforcement actions are generally made public. We are not currently subject to any enforcement actions by the CFPB.

For more information regarding the CFPB and the CFPB rules to which we are subject or may become subject, see Item 1A. Risk Factors of this Form 10-K.

Federal Trade Commission Act

Under Section 5 of the Federal Trade Commission Act, we and our bank partners are prohibited from engaging in unfair and deceptive acts and practices, or UDAP. For nonbank financial institutions, the FTC is the primary regulator enforcing this prohibition, and in recent years the FTC has been focused on practices of financial technology companies. Based on publicly available actions, the FTC’s primary focus has been with respect to financial technology company marketing and disclosure practices. We maintain policies and procedures that require our marketing and loan application and servicing operations comply with UDAP standards. For more information regarding the FTC’s enforcement actions, see Item “1A. Risk Factors” of this Form 10-K.

Electronic Fund Transfer Act and NACHA Rules

The federal Electronic Fund Transfer Act, or EFTA, provides guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts. Under EFTA, and Regulation E that implements it, we must obtain consumer consents prior to receiving electronic transfer of funds from consumers’ bank accounts, and our bank partners may not condition an extension of credit on the borrower’s agreement to repay the loan through preauthorized (recurring) electronic fund transfers. In addition to compliance with federal laws, transfers performed by ACH electronic transfers are subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association, or NACHA. While NACHA guidelines are not laws, failure to comply with them may nevertheless result in commercial harm to our business. All transfers of funds related to our operations conform to the EFTA, its regulations and NACHA guidelines. As part of our servicing activities, we obtain necessary electronic authorization from borrowers and investors for such transfers in compliance with such rules. The loans offered on our platform by our bank partners must also comply with the requirement that a loan cannot be conditioned on the borrower’s agreement to repay the loan through recurring electronic fund transfers.

Electronic Signatures in Global and National Commerce Act

The federal Electronic Signatures in Global and National Commerce Act, or ESIGN, and similar state laws, particularly the Uniform Electronic Transactions Act, or UETA, authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. ESIGN and UETA require businesses that want to use electronic records or signatures in consumer transactions and provide disclosures to consumers (otherwise required to be “in writing” in electronic form), to obtain the consumer’s consent to receive information electronically. When a consumer registers on our platform, we obtain his or her consent to transact business electronically, receive electronic disclosures and maintain electronic records in compliance with ESIGN and UETA requirements, and we maintain electronic signatures and records in a manner intended to support enforceability of relevant consumer agreements and consents.

Federal Marketing Regulations

The Telephone Consumer Protection Act, or TCPA, generally prohibits robocalls, including those calls made using an auto-dialer or prerecorded or artificial voice calls made to a wireless telephone without the prior express consent of the called party (or prior express written consent, if messages constitute telemarketing). In addition, the FTC Telemarketing Sales Rule implements the FTC’s Do-Not-Call Registry and imposes numerous other requirements and limitations in connection with telemarketing. Upstart’s policies address the requirements of the TCPA as well as FTC Telemarketing Sales Rule and other laws limiting telephone outreach. Furthermore, Upstart does not engage in certain activities covered by the TCPA, such as using an automated dialer.

The Federal Controlling the Assault of Non-Solicited Pornography and Marketing, or CAN-SPAM, Act makes it unlawful to send certain electronic mail messages that contain false or deceptive information and provide other protections for email users. CAN-SPAM also requires the need to provide a functioning mechanism that allows the recipient to opt-out of receiving future commercial e-mail messages from the sender of such messages. Upstart’s email communications with all consumers are formulated to comply with the CAN-SPAM Act.

Servicemembers Civil Relief Act

Under the Servicemembers Civil Relief Act, or SCRA, there are limits on interest rates chargeable to military personnel and civil judicial proceedings against them, and there are limitations on our ability to collect on a loan to servicemembers on active duty originated prior to the servicemember entering active duty status and, in certain cases, for a period of time thereafter. The SCRA allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties. The SCRA requires us to adjust the interest rate of borrowers who qualify for and request relief. If a borrower with an outstanding loan qualifies for SCRA protection the interest rate on their loan (including certain fees) will be reduced to 6% for the duration of the borrower’s active duty. During this period, any interest holder in the loan will not receive the difference between 6% and the loan’s original interest rate. As part of the services we provide, we require the borrower to send us a written request and a copy of the borrower’s mobilization orders to obtain an interest rate reduction on a loan due to military service. Other protections offered to servicemembers under the SCRA, including protections related to the collection of loans, do not require the servicemember to take any particular action, such as submitting military orders, to claim benefits.

Military Lending Act

Under the Military Lending Act, certain members of the armed forces serving on active duty and their dependents must be identified and be provided with certain protections when becoming obligated on a consumer credit transaction. These protections include: a limit on the Military Annual Percentage Rate (an all-in cost-of-credit measure which is the same as the APR for loans facilitated on our platform) of 36%, certain required disclosures before origination, a prohibition on charging prepayment penalties and a prohibition on arbitration agreements and certain other loan agreement terms. As part of the services we provide, we ensure compliance with the requirements of the Military Lending Act.

Bank Secrecy Act, USA PATRIOT Act, and U.S. Sanctions Laws

Under the Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, or USA PATRIOT ACT, and certain U.S. sanctions laws, our bank partners are required to maintain anti-money laundering, customer due diligence and record-keeping policies and procedures, which we perform on behalf of our bank partners, and to avoid doing business with certain sanctioned persons or entities or certain types of sanctioned activity in certain countries. We have implemented an AML program designed to prevent our platform from being used to facilitate money laundering, terrorist financing, and other illicit activity. Our AML program is designed to prevent our platform from being used to facilitate business in countries, or with persons or entities, included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and equivalent foreign authorities. Our AML compliance program includes policies, procedures, reporting protocols, and internal controls, including the designation of an AML compliance officer, and is designed to address these legal and regulatory requirements and to assist in managing risk associated with money laundering and terrorist financing. With respect to new borrowers, we apply the customer identification and verification program rules and screen names against the list of specially designated nationals maintained by the U.S. Department of the Treasury and OFAC pursuant to the USA PATRIOT Act amendments to the Bank Secrecy Act and its implementing regulation.

Bankruptcy Code

Under the Bankruptcy Code, we are regulated and in certain circumstances prohibited by the automatic stay, reorganization plan and discharge provisions, among others, in seeking enforcement of debts against parties who have filed for bankruptcy protection. Our policies are designed to support compliance with the Bankruptcy Code as we service and collect loans.

State Lending Regulations

State Usury Limitations

With respect to bank partners that are subject to Section 521 of the Depository Institution Deregulation and Monetary Control Act of 1980, or DIDMCA, (for FDIC-insured, state banks originating loans on our platform, which represent the vast majority of loans originated) or Section 85 of the National Bank Act, or NBA, (for national banks originating loans on our platform), federal case law interpreting such provisions (including interpretations of the NBA under Tiffany v. National Bank of Missouri and Marquette National Bank of Minneapolis v. First Omaha Service Corporation), and relevant regulatory guidance (including FDIC advisory opinion 92-47) permit certain depository institutions to “export” requirements regarding interest rates and certain fees considered to be “interest” under federal law from the state or U.S. territory where the bank is located for all loans originated from such state, regardless of the usury limitations imposed by the state law of the borrower’s residence or other states with which the loan may have a geographic nexus, unless the state has chosen to opt out of the exportation regime. We believe, however, if a state or U.S. territory in which we operate opted out of rate exportation, judicial interpretations support the view that such opt outs would apply only to loans “made” in those states. We believe that the “opt-out” of any state would not affect the ability of our platform to benefit from the exportation of rates. See “Item 1A Risk Factors” of this Form 10-K for more information about the risk if any loans were deemed subject to any state’s usury limits.

There have also been recent judicial decisions that could affect the collectability of loans sold by our bank partners after origination and the exposure of loan purchasers to potential fines or other penalties for usury violations. See the section titled “Risk Factors” for more information about recent case law developments.

State Disclosure and Lending Practice Requirements

The loans originated on our platform by our bank partners may be subject to state laws and regulations that impose requirements related to loan disclosures and terms, credit discrimination, credit reporting, debt collection, and unfair or deceptive business practices. Our ongoing compliance program seeks to comply with these requirements.

State Licensing/Registration

We hold licenses, registrations, and similar filings so that we can conduct business, including providing referral services and origination assistance to lenders on our platform and servicing and collecting loans, in all states and the District of Columbia where our activities require such licensure, registration or filing. With respect to our securitization trusts, we have a national bank that serves as our owner trustee and is itself exempt from licensure. Although we are not aware of a state taking the position that the trust itself needs licensure, it is possible that a state or states could take such position in the future. Licenses granted by the regulatory agencies in various states are subject to periodic renewal and may be revoked or suspended for failure to comply with applicable state and federal laws and regulations. In addition, as the product offerings of Upstart or our bank partners change, as states enact new licensing requirements or amend existing licensing laws or regulations, or as states regulators or courts adjust their interpretations of licensing statutes and regulations, we may be required to obtain additional licenses. To that end, we have a small number of applications submitted and pending to obtain additional licenses, particularly with respect to obtaining additional authorization to engage in student loan servicing and collection activities. We are also typically required to complete an annual report (or its equivalent) to each state’s regulator. The statutes also typically subject us to the supervisory and examination authority of state regulators.

State licensing statutes impose a variety of requirements and restrictions, including:
•record-keeping requirements;
•collection and servicing practices;
•requirements governing electronic payments, transactions, signatures and disclosures;
•examination requirements;
•surety bond and minimum net worth requirements;
•financial reporting requirements;
•notification requirements for changes in principal officers, stock ownership or corporate control; and
•restrictions on advertising and other loan solicitation activity, as well as restrictions on loan referral or similar practices.

Federal Securities Regulations

Securities Act

Upstart and certain of our subsidiaries have relied on Section 4(a)(2) of the Securities Act for placement of asset-backed securities directly to investors or to investment bank initial purchasers, which have relied on Rule 144A and Regulation S exemptions from registration to place such asset-backed securities to qualified institutional buyers and non-U.S. investors, respectively.

Investment Advisers Act

The Investment Advisers Act of 1940, as amended, or IAA, contains substantive legal requirements that regulate the manner in which “investment advisers” are permitted to conduct their business activities. We believe that our business consists of providing a platform for consumer lending for which investment adviser registration and regulation does not apply under applicable federal or state law, and do not believe that we or any of our subsidiaries are required to register as an investment adviser with either the SEC or any of the various states.

Broker-Dealer Regulations under the Exchange Act

We are not currently registered with the SEC as a broker-dealer under the Exchange Act or any comparable state law. The SEC heavily regulates the manner in which broker-dealers are permitted to conduct their business activities. We believe we have conducted, and we intend to continue to conduct, our business in a manner that does not result in Upstart being characterized as a broker-dealer, based on guidance published by the SEC and its staff.

ABS Risk Retention Rules

Regulation RR was jointly issued by a group of federal agencies under section 15G of the Exchange Act, as well as under the Federal Reserve Act, section 8 of the Federal Deposit Insurance Act, the Bank Holding Company Act of 1956, the Home Owners’ Loan Act of 1933; section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act; and the International Banking Act of 1978. Its purpose is to require securitizers to retain an economic interest in a portion of the credit risk of assets that the securitizer transfers or sells to an issuing entity and that collateralize asset-backed securities that are sold to a third party. We believe we have structured our organization such that we are in compliance with Regulation RR and will continue to conduct our business in a manner that allows us to remain in compliance with this regulation.

Compliance

We review our policies and procedures to ensure compliance with applicable regulatory laws and regulations applicable to us and our bank partners. We have built our systems and processes with controls in place in order to permit our policies and procedures to be followed on a consistent basis. For example, to ensure proper controls are in place to maintain compliance with the consumer protection related laws and regulations, we have developed a compliance management system consistent with the regulatory expectations published by governmental agencies. While no compliance program can assure that there will not be violations, or alleged violations, of applicable laws, we believe that our compliance management system is reasonably designed and managed to minimize compliance-related risks.

Intellectual Property

We protect our intellectual property through a combination of patents, trademarks, domain names, copyrights and trade secrets, as well as through contractual provisions, our information security infrastructure and restrictions on access to or use of our proprietary technology. As of December 31, 2020, we had 2 patent applications in the United States related to our proprietary risk model. We may file additional patent applications or pursue additional patent protection in the future to the extent we believe it will be beneficial.

We have trademark rights in our name, our logo and other brand indicia, and have trademark registrations for select marks in the United States. We will pursue additional trademark registrations to the extent we believe it will be beneficial. We also have registered domain names for websites that we use in our business. We may be subject to third party claims from time to time with respect to our intellectual property.

Additionally, we rely upon unpatented trade secrets and confidential know-how and continuing technological innovation to develop and maintain our competitive position. We also enter into confidentiality and intellectual property rights agreements with our employees, consultants, contractors and business partners. Under such agreements, our employees, consultants and contractors are subject to invention assignment provisions designed to protect our proprietary information and ensure our ownership in intellectual property developed pursuant to such agreements.

For additional information about our intellectual property and associated risks, see the section titled “Risk Factors—Risks Related to Our Business and Industry.”

Human Capital

We have built something very special at Upstart in terms of our company culture. Building a great place to work for the best talent was a priority for us from day one. It is not an accident that we have received best place to work awards in both our San Mateo and Columbus locations. Our employee engagement results are seven points higher than our technology peers and have even increased over the past year during the COVID-19 pandemic.

We have brought together a remarkable diversity of thinkers. The members of our management team come from diverse backgrounds with varying ethnicities, education backgrounds, genders and ages. As the focal point of our human capital strategy, we attract and recruit diverse, exceptionally talented, highly educated, experienced and motivated employees.

We have an extremely rigorous recruiting and employee candidate screening process. Our machine learning team, responsible for the development and constant improvement of our AI models, is unlike any other in consumer lending. The majority of the members of our machine learning team have doctorate degrees in statistics, mathematics, computer science, economics or physics and many have extensive past experience in quantitative finance.

Beyond delivering on business results, our employees are engaged in a culture of collaboration and community—they have founded more than 20 clubs and special interest groups, created seven employee resource groups and hosted countless lunch and learns on topics ranging from startup financing to salsa classes taught by our chief compliance officer.

As of December 31, 2020, we had 554 full-time employees. We also engage temporary employees, contractors and consultants as needed to support our operations. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Information

Upstart Network, Inc. was incorporated in Delaware in 2012. Pursuant to a restructuring, Upstart Holdings, Inc. was incorporated in December 2013 and became the holding company of Upstart Network, Inc. Our principal executive offices are located at 2950 S. Delaware Street, Suite 300, San Mateo, California 94403, and our telephone number is (650) 204-1000. Our website address is www.upstart.com. The content of our websites and information that can be accessed through our websites is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Available Information

Our website is located at www.upstart.com and our investor relations website at ir.upstart.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our investor relations website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The SEC also maintains a website that contains our SEC filings at www.sec.gov. The content of our websites and information that can be accessed through our websites is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

We announce material information to the public about us, our products and services and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, the investor relations section of our website (ir.upstart.com), in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD.

ITEM 1A. RISK FACTORS
RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

SUMMARY OF RISK FACTORS

The material risks that may affect our business, financial condition or results of operations include, but are not limited to, those relating to the following:
•We are a rapidly growing company with a relatively limited operating history, which may result in increased risks, uncertainties, expenses and difficulties, and makes it difficult to evaluate our future prospects.
•Our revenue growth rate and financial performance in recent periods may not be indicative of future performance and such growth may slow over time.
•The COVID-19 pandemic has harmed and could continue to harm our business, financial condition and results of operations.
•If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.
•We have incurred net losses in the past, and we may not be able to maintain or increase our profitability in the future.
•Our quarterly results are likely to fluctuate and as a result may adversely affect the trading price of our common stock.
•If we are unable to continue to improve our AI models or if our AI models contain errors or are otherwise ineffective, our growth prospects, business, financial condition and results of operations would be adversely affected.
•If our existing bank partners were to cease or limit operations with us or if we are unable to attract and onboard new bank partners, our business, financial condition and results of operations could be adversely affected.
•Cross River Bank and one other bank partner account for a substantial portion of the total number of loans facilitated by our platform and our revenue.
•The sales and onboarding process of new bank partners could take longer than expected, leading to fluctuations or variability in expected revenues and results of operations.
•Our business may be adversely affected by economic conditions and other factors that we cannot control.
•Our AI models have not yet been extensively tested during down-cycle economic conditions. If our AI models do not accurately reflect a borrower’s credit risk in such economic conditions, the performance of Upstart-powered loans may be worse than anticipated.
•Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations.

•Substantially all of our revenue is derived from a single loan product, and we are thus particularly susceptible to fluctuations in the unsecured personal loan market. We also do not currently offer a broad suite of products that bank partners may find desirable.
•We rely on strategic relationships with loan aggregators to attract applicants to our platform, and if we cannot maintain effective relationships with loan aggregators or successfully replace their services, or if loan aggregators begin offering competing products, our business could be adversely affected.
•If we are unable to maintain a diverse and robust loan funding program, our growth prospects, business, financial condition and results of operations could be adversely affected.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
We are a rapidly growing company with a relatively limited operating history, which may result in increased risks, uncertainties, expenses and difficulties, and makes it difficult to evaluate our future prospects.
We were founded in 2012 and have experienced rapid growth in recent years. Our limited operating history may make it difficult to make accurate predictions about our future performance. Assessing our business and future prospects may also be difficult because of the risks and difficulties we face. These risks and difficulties include our ability to:
•improve the effectiveness and predictiveness of our AI models;
•maintain and increase the volume of loans facilitated by our AI lending platform;
•enter into new and maintain existing bank partnerships;
•successfully maintain a diversified loan funding strategy, including bank partnerships and whole loan sales and securitization transactions that enhance loan liquidity for the bank partners that use our loan funding capabilities;
•successfully fund a sufficient quantity of our borrower loan demand with low cost bank funding to help keep interest rates offered to borrowers competitive;
•maintain competitive interest rates offered to borrowers on our platform, while enabling our bank partners to achieve an adequate return over their cost of funds, whether through their own balance sheets or through our loan funding programs;
•successfully build our brand and protect our reputation from negative publicity;
•increase the effectiveness of our marketing strategies, including our direct consumer marketing initiatives;
•continue to expand the number of potential borrowers;
•successfully adjust our proprietary AI models, products and services in a timely manner in response to changing macroeconomic conditions and fluctuations in the credit market;
•comply with and successfully adapt to complex and evolving regulatory environments;
•protect against increasingly sophisticated fraudulent borrowing and online theft;
•successfully compete with companies that are currently in, or may in the future enter, the business of providing online lending services to financial institutions or consumer financial services to borrowers;
•enter into new markets and introduce new products and services;
•effectively secure and maintain the confidentiality of the information received, accessed, stored, provided and used across our systems;
•successfully obtain and maintain funding and liquidity to support continued growth and general corporate purposes;
•attract, integrate and retain qualified employees; and

•effectively manage and expand the capabilities of our operations teams, outsourcing relationships and other business operations.
If we are not able to timely and effectively address these risks and difficulties as well as those described elsewhere in this “Risk Factors” section, our business and results of operations may be harmed.
Our revenue growth rate and financial performance in recent years may not be indicative of future performance and such growth may slow over time.
We have grown rapidly over the last several years, and our recent revenue growth rate and financial performance may not be indicative of our future performance. In 2018, 2019, and 2020, our revenue was $99.3, million, $164.2 million, and $233.4 million, respectively, representing a 65% growth rate from 2018 to 2019 and a 42% growth rate from 2019 to 2020. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, our revenue growth rates may slow, or our revenue may decline, in future periods for a number of reasons, which may include slowing demand for our platform offerings and services, increasing competition, a decrease in the growth of our overall credit market, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities. Further, we believe our growth over the last several years has been driven in large part by our AI models and our continued improvements to our AI models. Future incremental improvements to our AI models may not lead to the same level of growth as in past periods. In addition, we believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. The Percentage of Loans Fully Automated on our platform was 53% in 2018 and increased to 70% in 2020. We expect the Percentage of Loans Fully Automated to level off and remain relatively constant in the long term, and to the extent we expand our loan offerings beyond unsecured personal loans, we expect that such percentage may decrease in the short term. As a result of these factors, our revenue growth rates may slow, and our financial performance may be adversely affected.

The COVID-19 pandemic has harmed and could continue to harm our business, financial condition and results of operations.
The COVID-19 pandemic has caused extreme societal, economic, and financial market volatility, resulting in business shutdowns, an unprecedented reduction in economic activity and significant dislocation to businesses, the capital markets, and the broader economy. In particular, the impact of the COVID-19 pandemic on the finances of borrowers on our platform has been profound, as many have been, and will likely continue to be, impacted by unemployment, reduced earnings and/or elevated economic disruption and insecurity.
The magnitude and duration of the resulting decline in business activity cannot currently be estimated with any degree of certainty and has had several effects on our business and results of operations, including, among other things:
•decreased origination volumes on our platform;
•the potential for increased losses for new and existing originations using our AI models resulting from a rapid rise in U.S. unemployment;
•a temporary reduction in the availability of loan funding from institutional investors and the capital markets; and
•restricted sales operations and marketing efforts, and a reduction in the effectiveness of such efforts in some cases.
The COVID-19 pandemic may lead to a continued economic downturn, which is expected to decrease technology spending generally and could adversely affect demand for our platforms and services, in addition to prolonging the foregoing challenges in our business.

In response to the impact of the COVID-19 pandemic, we have undertaken a number of initiatives to support borrowers on our platform who have suffered income loss or other hardships as a result of the pandemic. We worked with our bank partners to offer revised hardship and temporary relief plans to support borrowers impacted by the COVID-19 pandemic and adjust credit and underwriting processes and standards. While these changes to our hardship and temporary relief plans were designed to help borrowers impacted by the COVID-19 pandemic, the changes were implemented quickly and may not have had all the intended effects or desired impact. We continue to actively monitor the situation, assess possible implications to our business and take appropriate actions in an effort to mitigate the adverse consequences of the COVID-19 pandemic. However, there can be no assurances that the initiatives we take will be sufficient or successful.

We have also taken precautionary measures intended to reduce the risk of the virus spreading to our employees, bank partners, vendors, and the communities in which we operate, including temporarily closing our offices and virtualizing, postponing, or canceling partner bank, employee, or industry events, which may negatively impact our business. Furthermore, as a result of the COVID-19 pandemic, we have required all employees who are able to do so to work remotely through the end of the second quarter of 2021. It is possible that widespread remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in increased consumer privacy, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.

Further, in response to the market conditions caused by the COVID-19 pandemic, we made certain operational changes, including increases to the fees we charge our bank partners and reductions in our sales and marketing activities and certain operational expenses. We continue to evaluate market and other conditions and may make additional changes to our fees or marketing activities, or implement additional operational changes, in the future.

The extent to which the COVID-19 pandemic continues to impact our business and results of operations will also depend on future developments that are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the disease, the duration and spread of the outbreak, the scope of travel restrictions imposed in geographic areas in which we operate, mandatory or voluntary business closures, the impact on businesses and financial and capital markets, and the extent and effectiveness of actions taken throughout the world to contain the virus or treat its impact. An extended period of economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, and financial condition, though the full extent and duration is uncertain. To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.

If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.
Over the last several years, we have experienced rapid growth in our business and the Number of Loans Transacted on our AI lending platform, and we expect to continue to experience growth in the future. The Number of Loans Transacted on our platform increased from 114,125 in 2018 to 300,379 in 2020 representing a compound annual growth rate of 62%. This rapid growth has placed, and may continue to place, significant demands on our management, processes and operational, technological and financial resources. Our ability to manage our growth effectively and to integrate new employees and technologies into our existing business will require us to continue to retain, attract, train, motivate and manage employees and expand our operational, technological and financial infrastructure. From time to time, we rely on temporary independent contractor programs to scale our operations team. Failure to effectively implement and manage such programs could result in misclassification or other employment related claims or inquiries by governmental agencies. Continued growth could strain our ability to develop and improve our operational, technological, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Any of the foregoing factors could negatively affect our business, financial condition and results of operations.

We have incurred net losses in the past, and we may not be able to maintain or increase our profitability in the future.
For the years ended December 31, 2018 and 2019 we have experienced net losses of $12.3 million and $0.5 million, respectively. For the year ended December 31, 2020 we have experienced net income of $6.0 million. We intend to continue to expend significant funds to continue to develop and improve our proprietary AI models, improve our marketing efforts to increase the number of borrowers on our platform, enhance the features and overall user experience of our platform, expand the types of loan offerings on our platform and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or improving profitability on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

Our quarterly results are likely to fluctuate and as a result may adversely affect the trading price of our common stock.
Our quarterly results of operations, including the levels of our revenue, net income and other key metrics, are likely to vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results for any one quarter are not necessarily an accurate indication of future performance. Our quarterly financial results may fluctuate due to a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly financial results include:
•our ability to improve the effectiveness and predictiveness of our AI models;
•our ability to attract new bank partners and investors of our loan funding programs;
•our ability to maintain relationships with existing bank partners and investors of our loan funding programs;
•our ability to maintain or increase loan volumes, and improve loan mix and the channels through which the loans, bank partners and loan funding are sourced;
•our ability to maintain effective relationships with loan aggregators from which prospective borrowers access our website;
•general economic conditions, including economic slowdowns, recessions and tightening of credit markets, including due to the economic impact of the COVID-19 pandemic;
•improvements to our AI models that negatively impact transaction volume, such as lower approval rates;
•the timing and success of new products and services;
•the effectiveness of our direct marketing and other marketing channels;
•the amount and timing of operating expenses related to maintaining and expanding our business, operations and infrastructure, including acquiring new and maintaining existing bank partners and investors and attracting borrowers to our platform;
•our cost of borrowing money and access to loan funding sources;
•the number and extent of loans facilitated on our platform that are subject to loan modifications and/or temporary assistance due to disasters or emergencies;
•the number and extent of prepayments of loans facilitated on our platform;
•changes in the fair value of assets and liabilities on our balance sheet;

•network outages or actual or perceived security breaches;
•our involvement in litigation or regulatory enforcement efforts (or the threat thereof) or those that impact our industry generally;
•the length of the onboarding process related to acquisitions of new bank partners;
•changes in laws and regulations that impact our business; and
•changes in the competitive dynamics of our industry, including consolidation among competitors or the development of competitive products by larger well-funded incumbents.
In addition, we experience significant seasonality in the demand for Upstart-powered loans, which is generally lower in the first quarter. This seasonal slowdown is primarily attributable to high loan demand around the holidays in the fourth quarter and the general increase in borrowers’ available cash flows in the first quarter, including cash received from tax refunds, which temporarily reduces borrowing needs. While our growth has obscured this seasonality in our overall financial results, we expect our results of operations to continue to be affected by such seasonality in the future. Such seasonality and other fluctuations in our quarterly results may also adversely affect and, increase the volatility of, the trading price of our common stock.

If we are unable to continue to improve our AI models or if our AI models contain errors or are otherwise ineffective, our growth prospects, business, financial condition and results of operations would be adversely affected.
Our ability to attract potential borrowers to our platform and increase the number of Upstart-powered loans will depend in large part on our ability to effectively evaluate a borrower’s creditworthiness and likelihood of default and, based on that evaluation, offer competitively priced loans and higher approval rates. Further, our overall operating efficiency and margins will depend in large part on our ability to maintain a high degree of automation in our loan application process and achieve incremental improvements in the degree of automation. If our AI models fail to adequately predict the creditworthiness of borrowers due to the design of our models or programming or other errors, and our AI models do not detect and account for such errors, or any of the other components of our credit decision process fails, we may experience higher than forecasted loan losses. Any of the foregoing could result in sub-optimally priced loans, incorrect approvals or denials of loans, or higher than expected loan losses, which in turn could adversely affect our ability to attract new borrowers and bank partners to our platform, increase the number of Upstart-powered loans or maintain or increase the average size of loans facilitated on our platform.

Our AI models also target and optimize other aspects of the lending process, such as borrower acquisition, fraud detection, default timing, loan stacking, prepayment timing and fee optimization, and our continued improvements to such models have allowed us to facilitate loans inexpensively and virtually instantly, with a high degree of consumer satisfaction and with an insignificant impact on loan performance. However, such applications of our AI models may prove to be less predictive than we expect, or than they have been in the past, for a variety of reasons, including inaccurate assumptions or other errors made in constructing such models, incorrect interpretations of the results of such models and failure to timely update model assumptions and parameters. Additionally, such models may not be able to effectively account for matters that are inherently difficult to predict and beyond our control, such as macroeconomic conditions, credit market volatility and interest rate fluctuations, which often involve complex interactions between a number of dependent and independent variables and factors. Material errors or inaccuracies in such AI models could lead us to make inaccurate or sub-optimal operational or strategic decisions, which could adversely affect our business, financial condition and results of operations.

Additionally, errors or inaccuracies in our AI models could result in any person exposed to the credit risk of Upstart-powered loans, whether it be us, our bank partners or investors in our loan funding programs, experiencing higher than expected losses or lower than desired returns, which could impair our ability to retain existing or attract new bank partners and investors to participate in our loan funding programs, reduce the number, or limit the types, of loans bank partners and investors are willing to fund, and limit our ability to increase commitments under our warehouse and other debt facilities. Any of these circumstances could reduce the number of Upstart-powered loans and harm our ability to maintain a diverse and robust loan funding program and could adversely affect our business, financial condition and results of operations.

Continuing to improve the accuracy of our AI models is central to our business strategy. However, such improvements could negatively impact transaction volume, such as by lowering approval rates. For example, an upgrade to our AI models in the fourth quarter of 2018 related to prepayment predictions led to a temporary decrease in the total number of loans approved. While we believe that continuing to improve the accuracy of our AI models is key to our long-term success, those improvements could, from time to time, lead us to reevaluate the risks associated with certain borrowers, which could in turn cause us to lower approval rates or increase interest rates for any borrowers identified as a higher risk, either of which could negatively impact our growth and results of operations in the short term.

If our existing bank partners were to cease or limit operations with us or if we are unable to attract and onboard new bank partners, our business, financial condition and results of operations could be adversely affected.
In the year ended December 31, 2020, approximately 98% of our revenue was generated from platform, referral and servicing fees that we receive from our bank partners. If any of our bank partners were to suspend, limit or cease their operations or otherwise terminate their relationships with us, the number of loans facilitated through our platform could decrease and our revenue and revenue growth rates could be adversely affected. Our sales and onboarding process with new bank partners can be long and unpredictable. If we are unable to timely onboard our bank partners, or if our bank partners are not willing to work with us to complete a timely onboarding process, our results of operations could be adversely affected.

We have entered into separate agreements with each of our bank partners. Our agreements with our bank partners are nonexclusive, generally have 12-month terms that automatically renew, subject to certain early termination provisions and minimum fee amounts, and do not include any minimum origination obligations or origination limits. Our bank partners could decide to stop working with us, ask to modify their agreement terms in a cost prohibitive manner when their agreement is up for renewal or enter into exclusive or more favorable relationships with our competitors. In addition, their regulators may require that they terminate or otherwise limit their business with us, or impose regulatory pressure limiting their ability to do business with us. If the bank partners listed above or any of our other bank partners were to stop working with us, suspend, limit or cease their operations or otherwise terminate their relationship with us, the number of loans facilitated through our platform could decrease and our revenue and revenue growth rates could be adversely affected. We could in the future have disagreements or disputes with any of our bank partners, which could negatively impact or threaten our relationship with them. In our agreements with bank partners, we make certain representations and warranties and covenants concerning our compliance with specific policies of a bank partner, our compliance with certain procedures and guidelines related to laws and regulations applicable to our bank partners, as well as the services to be provided by us. If those representations and warranties were not accurate when made or if we fail to perform a covenant, we may be liable for any resulting damages, including potentially any losses associated with impacted loans, and our reputation and ability to continue to attract new bank partners would be adversely affected. Additionally, our bank partners may engage in mergers, acquisitions or consolidations with each other, our competitors or with third parties, any of which could be disruptive to our existing and prospective relationships with our bank partners.

In addition, our bank partners have generally increasingly retained loans for their own customer base and balance sheet. In the year ended December 31, 2020, approximately 21% of Upstart-powered loans were retained by the originating bank, while about 77% of Upstart-powered loans were purchased by institutional investors through our loan funding programs. The percentage of Upstart-powered loans retained by the originating banks has fluctuated from quarter-to-quarter, but generally increased over the last few years. In general, banks can fund loans at lower rates due to the lower cost of funds available to them from their deposit base than is otherwise available in the broader institutional investment markets. Accordingly, loans retained by the originating bank generally carry lower interest rates for borrowers, which leads to better conversion rates and faster growth for our platform. Separately, as our number of bank partners grows, such banks will increasingly source new prospective borrowers from their own existing customer base and provide an incremental channel to attract borrowers. If we are unable to attract new bank partners or if we are unable to maintain or expand the number of loans held on their balance sheets, our financial performance would suffer.

Cross River Bank and one other bank partner account for a substantial portion of the total number of loans facilitated by our platform and our revenue.
Cross River Bank, or CRB, a New Jersey-chartered community bank, originates a substantial majority of the loans on our platform. In the year ended December 31, 2019 and 2020, CRB originated approximately 89% and 67%, respectively, of the loans facilitated on our platform. CRB also accounts for a large portion of our revenues. In the year ended December 31, 2019 and 2020, fees received from CRB accounted for 80% and 63%, respectively, of our total revenue. CRB funds a certain portion of these originated loans by retaining them on its own balance sheet, and sells the remainder of the loans to us, which we in turn sell to institutional investors and to our warehouse trust special purpose entities. Our most recent commercial arrangement with CRB began on January 1, 2019 and has a term of four years with an automatic renewal provision for an additional two years following the initial four year term. Either party may choose to not renew by providing the other party 120 days’ notice prior to the end of the initial term or any renewal term. In addition, even during the term of our arrangement, CRB could choose to reduce the volume of Upstart-powered loans that it chooses to fund and retain on its balance sheet or to originate at all. We or CRB may terminate our arrangement immediately upon a material breach and failure to cure such breach within a cure period, if any representations or warranties are found to be false and such error is not cured within a cure period, bankruptcy or insolvency of either party, receipt of an order or judgement by a governmental entity, a material adverse effect, or a change of control whereby such party involved in such change of control provides 90 days’ notice to the other and payment of a termination fee of $450,000. If we are unable to continue to increase the number of other bank partners on our platform or if CRB or one of our other bank partners were to suspend, limit or cease their operations or otherwise terminate their relationship with us, our business, financial condition and results of operations would be adversely affected.

In the year ended December 31, 2020 , one of our other bank partners originated approximately 24% of the loans facilitated on our platform. In the year ended December 31, 2020, the fees received from this bank partner accounted for 18% of our total revenue.

The sales and onboarding process of new bank partners could take longer than expected, leading to fluctuations or variability in expected revenues and results of operations.
Our sales and onboarding process with new bank partners can be long and typically takes between six to 15 months. As a result, revenues and results of operations may vary significantly from period to period. Prospective bank partners are often cautious in making decisions to implement our platform and related services because of the risk management alignment and regulatory uncertainties related to their use of our AI models, including their oversight, model governance and fair lending compliance obligations associated with using such models. In addition, prospective banks undertake an extensive diligence review of our platform, compliance and servicing activities before choosing to partner with us. Further, the implementation of our AI lending model often involves shifts by the bank partner to a new software and/or hardware platform or changes in their operational procedures, which may involve significant time and expense to implement. Delays in onboarding new bank partners can also arise while prospective bank partners complete their internal procedures to approve expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which new bank partners will begin using our platform and the volume of fees we will receive, which can lead to fluctuations in our revenues and results of operations.
Our business may be adversely affected by economic conditions and other factors that we cannot control.
Uncertainty and negative trends in general economic conditions, including significant tightening of credit markets, historically have created a difficult operating environment for our industry. Many factors, including factors that are beyond our control, may impact our results of operations or financial condition and our overall success by affecting a borrower’s willingness to incur loan obligations or willingness or capacity to make payments on their loans. These factors include interest rates, unemployment levels, conditions in the housing market, immigration policies, gas prices, energy costs, government shutdowns, trade wars and delays in tax refunds, as well as events such as natural disasters, acts of war, terrorism, catastrophes and pandemics.

For example, in response to the COVID-19 pandemic, bank partners tightened their credit requirements or paused originations, and investors in our loan funding programs temporarily suspended making investments in Upstart-powered loans. Furthermore, nearly all personal loans presently facilitated through our platform are issued with fixed interest rates. If interest rates rise, potential borrowers could seek to defer loans as they wait for interest rates to stabilize. As a result of these circumstances, bank partners, investors and borrowers may be discouraged from engaging with our platform and as a result, reduce the volume of Upstart-powered loans.

Many new consumers on the Upstart platform have limited or no credit history. Accordingly, such borrowers have historically been, and may in the future become, disproportionately affected by adverse macroeconomic conditions, such as the disruption and uncertainty caused by the COVID-19 pandemic. In addition, major medical expenses, divorce, death or other issues that affect borrowers could affect a borrower’s willingness or ability to make payments on their loans. If borrowers default on loans facilitated on our platform, the cost to service these loans may also increase without a corresponding increase in our servicing fees or other related fees and the value of the loans held on our balance sheet could decline. Higher default rates by these borrowers may lead to lower demand by our bank partners and institutional investors to fund loans facilitated by our platform, which would adversely affect our business, financial condition and results of operations.

During periods of economic slowdown or recession, our current and potential investors in our loan funding programs may reduce the number of loans or interests in loans they purchase or demand terms that are less favorable to us, to compensate for any increased risks. A reduction in the volume of the loans and loan financing products we sell would negatively impact our ability to maintain or increase the number of loans facilitated by our platform. Any sustained decline in demand for loans or loan financing products, or any increase in delinquencies, defaults or foreclosures that result from economic downturns, may harm our ability to maintain a robust loan funding program, which would adversely affect our business, financial condition and results of operations.

For example, the COVID-19 pandemic and other related adverse economic events led to a significant increase in unemployment, comparable, and at times surpassing, the unemployment rates during the peak of the financial crisis in 2008. There can be no assurance that levels of unemployment or underemployment will improve in the near term. The increase in the unemployment rate could increase the delinquency rate of borrowers of Upstart-powered loans or increase the rate of borrowers declaring bankruptcy, any of which could adversely affect the attractiveness of Upstart-powered loans to the investors in our loan funding programs. If we are unable to improve our AI platform to account for events like the COVID-19 pandemic and the resulting rise in unemployment, or if our AI platform is unable to more successfully predict the creditworthiness of potential borrowers compared to other lenders, then our business, financial condition and results of operations could be adversely affected.

Furthermore, the COVID-19 pandemic has caused some borrowers on our platform to request a temporary extension or modification of the payment schedules of their loans under the temporary relief or loan modification programs, or hardship programs, offered by our bank partners and investors in our loan funding programs. If a large number of borrowers seek to participate in such hardship programs, the investment returns of our bank partners and investors in our loan funding programs could decline. Further, if the rate of borrowers that participate in such hardship programs is greater than those experienced by our competitors, then our bank partners and the investors in our loan funding programs may become less interested in purchasing or investing in Upstart-powered loans, which could negatively impact our diversified loan funding strategy or significantly increase the cost of obtaining loan funding. Any of the foregoing could adversely affect our business, financial condition and results of operations.

If there is an economic downturn that affects our current and prospective borrowers or our bank partners and institutional investors, or if we are unable to address and mitigate the risks associated with any of the foregoing, our business, financial condition and results of operations could be adversely affected.

Our AI models have not yet been extensively tested during down-cycle economic conditions. If our AI models do not accurately reflect a borrower’s credit risk in such economic conditions, the performance of Upstart-powered loans may be worse than anticipated.
The performance of loans facilitated by our platform is significantly dependent on the effectiveness of our proprietary AI models used to evaluate a borrower’s credit profile and likelihood of default. While our AI models have been refined and updated to account for the COVID-19 pandemic, the bulk of the data gathered and the development of our AI models have largely occurred during a period of sustained economic growth, and our AI models have not been extensively tested during a down-cycle economy or recession and have not been tested at all during a down-cycle economy or recession without significant levels of government assistance. There is no assurance that our AI models can continue to accurately predict loan performance under adverse economic conditions. If our AI models are unable to accurately reflect the credit risk of loans under such economic conditions, our bank partners, investors in our loan funding programs and we may experience greater than expected losses on such loans, which would harm our reputation and erode the trust we have built with our bank partners and investors in our loan funding programs. In addition, the fair value of the loans on our balance sheet may decline. Any of these factors could adversely affect our business, financial condition and results of operations.

Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations.
The legal and regulatory environment surrounding our AI lending platform is relatively new, susceptible to change and may require clarification or interpretive guidance with respect to existing laws and regulations. The body of laws and regulations applicable to our business are complex and subject to varying interpretations, in many cases due to the lack of specificity regarding the application of AI and related technologies to the already highly regulated consumer lending industry. As a result, the application of such laws and regulations in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.

Since we launched our AI lending platform, we have been proactively working with the federal government and regulatory bodies to ensure that our AI lending platform and other services are in compliance with applicable laws and regulations. For example, after significant collaboration with the Consumer Financial Protection Bureau, or CFPB, the CFPB issued Upstart the first no-action letter in 2017 and, upon its expiration, we received a second no-action letter regarding the use of our Al model to underwrite and price unsecured closed-end loans. The current no-action letter expires on November 30, 2023, unless terminated by the CFPB earlier for one of the bases provided for by the no-action letter, and we can provide no assurance that the CFPB will continue to permit us to operate under its current no-action letter policies beyond that date, or will not change its position regarding supervisory or enforcement action against us in the future. Further, this no-action letter does not extend to other credit products offered on Upstart’s platform. We plan to continue working and collaborating closely with regulators to provide visibility into AI and related emerging technologies and the potential benefits such technologies can have on the consumer lending industry, while also addressing the related risks. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and the emergence of AI and related technologies. As we expand our business into new markets, introduce new loan products on our platform and continue to improve and evolve our AI models, regulatory bodies or courts may claim that we are subject to additional requirements. Such regulatory bodies could reject our applications for licenses or deny renewals, delay or impede our ability to operate, charge us fees or levy fines or penalties, or otherwise disrupt our ability to operate our AI lending platform, any of which could adversely affect our business, financial condition and results of operations.

Recent financial, political and other events may increase the level of regulatory scrutiny on financial technology companies. Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. For example, in February 2020, we received a letter from five members of the U.S. Senate asking questions in connection with claims of discriminatory lending made by an advocacy group. We responded to this inquiry, and in July 2020, three of the Senators issued their findings from this inquiry, writing a letter to the Director of the CFPB recommending the CFPB further review Upstart’s use of educational variables in its model and requesting that the CFPB stop issuing no-action letters related to the Equal Credit Opportunity Act, or ECOA. We have been subject to other governmental inquiries on this topic including an inquiry in June 2020 from the North Carolina Department of Justice. See the risk factor titled “—We have been in the past and may in the future be subject to federal and state regulatory inquiries regarding our business” for more information. Any such investigations or inquiries, whether or not accurate or warranted, or whether concerning us or one of our competitors, could negatively affect our brand and reputation and the overall market acceptance of and trust in our AI lending platform. Any of the foregoing could harm our business, financial condition and results of operations.

Substantially all of our revenue is derived from a single loan product, and we are thus particularly susceptible to fluctuations in the unsecured personal loan market. We also do not currently offer a broad suite of products that bank partners may find desirable.

In 2020, we expanded the type of loan products offered on our platform to include auto loans, however the vast majority of loan originations facilitated through our platform are unsecured personal loans. The market for unsecured personal loans has grown rapidly in recent years, and it is unclear to what extent such market will continue to grow, if at all. A wide variety of factors could impact the market for unsecured personal loans, including macroeconomic conditions, competition, regulatory developments and other developments in the credit market. For example, FICO has recently changed its methodology in calculating credit scores in a manner that potentially penalizes borrowers who take out personal loans to pay off or consolidate credit card debt. This change could negatively affect the overall demand for personal loans. Our success will depend in part on the continued growth of the unsecured personal loan market, and if such market does not further grow or grows more slowly than we expect, our business, financial condition and results of operations could be adversely affected.

In addition, bank partners may in the future seek partnerships with competitors that are able to offer them a broader array of credit products. Over time, in order to preserve and expand our relationships with our existing bank partners, and enter into new bank partnerships, it may become increasingly important for us to be able to offer a wider variety of products than we currently provide. We are also susceptible to competitors that may intentionally underprice their loan products, even if such pricing practices lead to losses. Such practices by competitors would negatively affect the overall demand for personal loans facilitated on our platform.

Further, because such personal loans are unsecured, there is a risk that borrowers will not prioritize repayment of such loans, particularly in any economic downcycle. For example, the economic downcycle resulting from the COVID-19 pandemic may cause borrowers to incur additional debt. To the extent borrowers have or incur other indebtedness that is secured, such as a mortgage, a home equity line of credit or an auto loan, borrowers may choose to repay obligations under such secured indebtedness before repaying their Upstart-powered loans. In addition, borrowers may not view Upstart-powered loans, which were originated through an online lending platform, as having the same significance as other credit obligations arising under more traditional circumstances, such as loans from banks or other commercial financial institutions. Any of the forgoing could lead to higher default rates and decreased demand by our bank partners and institutional investors to fund loans facilitated by our platform, which would adversely affect our business, financial condition and results of operations.

We are also more susceptible to the risks of changing and increased regulations and other legal and regulatory actions targeted towards the unsecured personal loan market. It is possible that regulators may view unsecured personal loans as high risk for a variety of reasons, including that borrowers will not prioritize repayment of such loans due to the unsecured nature of such loans or because existing laws and regulations may not sufficiently address the benefits and corresponding risks related to financial technology as applied to consumer lending. If we are unable to manage the risks associated with the unsecured personal loan market, our business, financial condition and results of operations could be adversely affected.

We are continuing to develop new loan products and services offerings, and if we are unable to manage the related risks, our growth prospects, business, financial condition and results of operations could be adversely affected.

In 2020, we began offering auto loans and a credit decision application programming interface to allow our bank partners to utilize our AI underwriting models to support their loan origination process for personal, auto, and student loans. We are continuing to invest in developing new loan products and service offerings, which may include credit cards, mortgages, student loans, point-of-sale loans and HELOCs. New initiatives are inherently risky, as each involves unproven business strategies, new regulatory requirements and new financial products and services with which we, and in some cases our bank partners, have limited or no prior development or operating experience.

We cannot be sure that we will be able to develop, commercially market and achieve market acceptance of any new products and services. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually derived from these new products and services. If the profile of loan applicants using any new products and services is different from that of those currently served by our existing loan products, our AI models may not be able to accurately evaluate the credit risk of such borrowers, and our bank partners and investors in our loan funding programs may in turn experience higher levels of delinquencies or defaults. Failure to accurately predict demand or growth with respect to our new products and services could have an adverse impact on our reputation and business, and there is always risk that new products and services will be unprofitable, will increase our costs, decrease operating margins or take longer than anticipated to achieve target margins. In addition, any new products or services may raise new and potentially complex regulatory compliance obligations, which would increase our costs and may cause us to change our business in unexpected ways. Further, our development efforts with respect to these initiatives could distract management from current operations and will divert capital and other resources from our existing business.

We may also have difficulty with securing adequate funding for any such new loan products and services, and if we are unable to do so, our ability to develop and grow these new offerings and services will be impaired. If we are unable to effectively manage the foregoing risks, our growth prospects, business, financial condition and results of operations could be adversely affected.

Our reputation and brand are important to our success, and if we are unable to continue developing our reputation and brand, our ability to retain existing and attract new bank partners, our ability to attract borrowers to our platform and our ability to maintain and improve our relationship with regulators of our industry could be adversely affected.
We believe maintaining a strong brand and trustworthy reputation is critical to our success and our ability to attract borrowers to our platform, attract new bank partners and maintain good relations with regulators. Factors that affect our brand and reputation include: perceptions of artificial intelligence, our industry and our company, including the quality and reliability of our AI lending platform; the accuracy of our AI models; perceptions regarding the application of artificial intelligence to consumer lending specifically; our loan funding programs; changes to the Upstart platform; our ability to effectively manage and resolve borrower complaints; collection practices; privacy and security practices; litigation; regulatory activity; and the overall user experience of our platform. Negative publicity or negative public perception of these factors, even if inaccurate, could adversely affect our brand and reputation.

For example, consumer advocacy groups, politicians and certain government and media reports have, in the past, advocated governmental action to prohibit or severely restrict consumer loan arrangements where banks contract with a third-party platform such as ours to provide origination assistance services to bank customers. These arrangements have sometimes been criticized as “renting-a-bank charter.” Such criticism has frequently been levied in the context of payday loan marketers, though other entities operating programs through which loans similar to Upstart-powered loans are originated have also faced criticism. The perceived improper use of a bank charter by these entities has been challenged by both governmental authorities and private litigants, in part because of the high rates and fees charged to consumers in certain payday and small-dollar lending programs. Bank regulators have even required banks to exit third-party programs that the regulators determined involved unsafe and unsound practices. The payday or “small-dollar” loans that have been subject to more frequent criticism and challenge are fundamentally different from Upstart-powered loans in many ways, including that Upstart-powered loans typically have lower interest rates and longer terms, and Upstart-powered loans do not renew. In particular, interest rates of Upstart-powered loans have always been and are currently less than 36%, as compared to the triple-digit interest rates of many payday or small dollar loans that have been subject to such criticism. If we are nevertheless associated with such payday or small-dollar consumer loans, or if we are associated with increased criticism of non-payday loan programs involving relationships between bank originators and non-bank lending platforms and program managers, demand for Upstart-powered loans could significantly decrease, which could cause our bank partners to reduce their origination volumes or terminate their arrangements with us, impede our ability to attract new bank partners or delay the onboarding of bank partners, impede our ability to attract institutional investors to participate in our loan funding programs or reduce the number of potential borrowers who use our platform. Any of the foregoing could adversely affect our results of operations and financial condition.

Any negative publicity or public perception of Upstart-powered loans or other similar consumer loans or the consumer lending service we provide may also result in us being subject to more restrictive laws and regulations and potential investigations and enforcement actions. In addition, regulators may decide they are no longer supportive of our AI lending platform if there is enough negative perception surrounding such practices. We may also become subject to lawsuits, including class action lawsuits, or other challenges such as government enforcement or arbitration, against our bank partners or us for loans originated by our bank partners on our platform, loans we service or have serviced. If there are changes in the laws or in the interpretation or enforcement of existing laws affecting consumer loans similar to those offered on our platform, or our marketing and servicing of such loans, or if we become subject to such lawsuits, our business, financial condition and results of operations would be adversely affected.

Artificial intelligence and related technologies are subject to public debate and heightened regulatory scrutiny. Any negative publicity or negative public perception of artificial intelligence could negatively impact demand for our AI lending platform, hinder our ability to attract new bank partners or slow the rate at which banks adopt our AI lending platform. From time to time, certain advocacy groups have made claims that unlawful or unethical discriminatory effects may result from the use of AI technology by various companies, including ours. Such claims, whether or not accurate, and whether or not concerning us or our AI lending platform, may harm our ability to attract prospective borrowers to our platform, retain existing and attract new bank partners and achieve regulatory acceptance of our business.

For example, in February 2020, we received a letter from five members of the U.S. Senate asking questions in connection with claims of discriminatory lending made by an advocacy group. We responded to this inquiry, and in July 2020, three of the Senators issued their findings from this inquiry, writing a letter to the Director of the CFPB recommending the CFPB further review Upstart’s use of educational variables in its model and requesting that the CFPB stop issuing no-action letters related to ECOA. On December 1, 2020, in connection with these inquiries, we entered into an agreement with the NAACP Legal Defense and Education Fund, or the LDF, and the Student Borrower Protection Center, or the SBPC, in which we agree to participate in fair lending reviews of our AI model, including, but not limited to, its use of educational variables. The agreement provides for our engagement of a neutral third-party firm to perform periodic fair lending assessments over a two year period. Under the agreement, we have agreed to cooperate with, and provide data to, the third-party firm to conduct fair lending testing of our underwriting model, and we, the LDF and the SBPC will provide input to the third-party firm on, among other things, the testing methodologies to be employed. The fair lending testing will be designed to assess lending outcomes from our underwriting model to determine if the model causes or results in a disparate impact on any protected class, and if so, whether there are less discriminatory alternative practices that maintain the model’s predictiveness. We have also agreed to implement the auditor’s recommendations, for modifications to our AI model that may promote more equitable outcomes while maintaining the model’s predictiveness and meet any other legitimate business needs of Upstart. The third-party firm will also prepare and make public periodic reports that summarize any general findings, recommendations and best practices, as well as any aspects of our AI model that raise particular fair lending concerns or implicate novel insights on educational equity that serve the public interest. While we will have input on these reports, and the agreement provides that the third-party firm and the parties to the agreement will collaborate to reach agreement on any recommendations, we could become involved in disagreements with the third-party firm, the LDF or the SBPC regarding the information we must provide, the contents of the reports or particular recommendations that may be made, the manner in which they should be implemented, if at all, and whether they would maintain the predictiveness of our AI model. It is possible, however, that changes implemented in our AI model could negatively impact its predictiveness. In addition, if we do not implement any recommendation, the LDF and/or the SBPC could terminate the agreement with us. Although we believe that this agreement will support our objective of providing visibility into AI and related emerging technologies and the potential benefits such technologies can have for the consumer lending industry, if reports under the agreement were to raise significant fair lending concerns, or the third-party firm terminates its agreement with us and/or the agreement with the LDF and/or the SBPC is terminated for any reason, our brand and reputation and the overall market acceptance of, and trust in, our AI lending platform could suffer, and we could be subject to increased regulatory and litigation risk. In addition, the publication of information arising from our agreement with the LDF or the SBPC could lead to additional regulatory scrutiny for our bank partners.

We have been subject to other governmental inquiries on this topic including an inquiry in June 2020 from the North Carolina Department of Justice. See the risk factor titled “—We have been in the past and may in the future be subject to federal and state regulatory inquiries regarding our business” for more information. Negative public perception, actions by advocacy groups or legislative and regulatory interest groups could lead to lobbying for and enactment of more restrictive laws and regulations that impact the use of AI technology in general, AI technology as applied to lending operations generally or as used in our applications more specifically. Any of the foregoing could negatively impact our business, financial condition and results of operations.

Harm to our reputation can also arise from many other sources, including employee or former employee misconduct, misconduct by outsourced service providers or other counterparties, failure by us or our bank partners to meet minimum standards of service and quality, and inadequate protection of borrower information and compliance failures and claims. If we are unable to protect our reputation, our business, financial condition and results of operations would be adversely affected.

If we do not compete effectively in our target markets, our business, results of operations and financial condition could be harmed.
The consumer lending market is highly competitive and increasingly dynamic as emerging technologies continue to enter into the marketplace. With the introduction of new technologies and the influx of new entrants, competition may persist and intensify in the future, which could have an adverse effect on our operations or business.

Our inability to compete effectively could result in reduced loan volumes, reduced average size of loans facilitated on our platform, reduced fees, increased marketing and borrower acquisition costs or the failure of the Upstart platform to achieve or maintain more widespread market acceptance, any of which could have an adverse effect on our business and results of operations.

Consumer lending is a vast and competitive market, and we compete to varying degrees with all other sources of unsecured consumer credit. This can include banks, non-bank lenders including retail-based lenders and other financial technology lending platforms. Because personal loans often serve as a replacement for credit cards, we also compete with the convenience and ubiquity that credit cards represent. Many of our competitors operate with different business models, such as lending-as-a-service or point-of-sale lending, have different cost structures or regulatory obligations, or participate selectively in different market segments. They may ultimately prove more successful or more adaptable to new regulatory, economic, technological and other developments, including utilizing new data sources or credit models. We may also face competition from banks or companies that have not previously competed in the consumer lending market, including companies with access to vast amounts of consumer-related information that could be used in the development of their own credit risk models. Our current or potential competitors may be better at developing new products due to their large and experienced data science and engineering teams, who are able to respond more quickly to new technologies. Many of our current or potential competitors have significantly more resources, such as financial, technical and marketing resources, than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms and distribution channels. We face competition in areas such as compliance capabilities, commercial financing terms and costs of capital, interest rates and fees (and other financing terms) available to consumers from our bank partners, approval rates, model efficiency, speed and simplicity of loan origination, ease-of-use, marketing expertise, service levels, products and services, technological capabilities and integration, borrower experience, brand and reputation, and terms available to our loan funding investor base. Our competitors may also have longer operating histories, lower commercial financing costs or costs of capital, more extensive borrower bases, more diversified products and borrower bases, operational efficiencies, more versatile or extensive technology platforms, greater brand recognition and brand loyalty, broader borrower and partner relationships, more extensive and/or more diversified loan funding investor bases than we have, and more extensive product and service offerings than we have. Furthermore, our existing and potential competitors may decide to modify their pricing and business models to compete more directly with us. Our ability to compete will also be affected by our ability to provide our bank partners with a commensurate or more extensive suite of loan products than those offered by our competitors. In addition, current or potential competitors, including financial technology lending platforms and existing or potential bank partners, may also acquire or form strategic alliances with one another, which could result in our competitors being able to offer more competitive loan terms due to their access to lower-cost capital. Such acquisitions or strategic alliances among our competitors or potential competitors could also make our competitors more adaptable to a rapidly evolving regulatory environment. To stay competitive, we may need to increase our regulatory compliance expenditures or our ability to compete may be adversely affected.

Our industry is driven by constant innovation. We utilize artificial intelligence and machine learning, which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. There can be no assurance that research, data accumulation and development by other companies will not result in AI models that are superior to our AI models or result in products superior to those we develop or that any technologies, products or services we develop will be preferred to any existing or newly-developed technologies, products or services. If we are unable to compete with such companies or fail to meet the need for innovation in our industry, the use of the Upstart platform could stagnate or substantially decline, or our loan products could fail to maintain or achieve more widespread market acceptance, which could harm our business, results of operations and financial condition.

If we are unable to manage the risks associated with fraudulent activity, our brand and reputation, business, financial condition and results of operations could be adversely affected.
Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated. We are subject to the risk of fraudulent activity associated with borrowers and third parties handling borrower information and in limited situations cover certain fraud losses of our bank partners and investors in our loan funding programs. Fraud rates could also increase in a downcycle economy. We use several identity and fraud detection tools, including tools provided by third-party vendors and our proprietary AI models, to predict and otherwise validate or authenticate applicant-reported data and data derived from third-party sources. If such efforts are insufficient to accurately detect and prevent fraud, the level of fraud-related losses of Upstart-powered loans could increase, which would decrease confidence in our AI lending platform. In addition, our bank partners, investors in our loan funding programs or we may not be able to recover amounts disbursed on loans made in connection with inaccurate statements, omissions of fact or fraud, which could erode the trust in our brand and negatively impact our ability to attract new bank partners and investors in our loan funding programs.

High profile fraudulent activity also could negatively impact our brand and reputation. In addition, significant increases in fraudulent activity could lead to regulatory intervention, which could increase our costs and also negatively impact our brand and reputation. Further, if there is any increase in fraudulent activity that increases the need for human intervention in screening loan application data, the level of automation on our platform could decline and negatively affect our unit economics. If we are unable to manage these risks, our business, financial condition and results of operations could be adversely affected.

We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain and motivate our personnel, our business, financial condition and results of operations could be adversely affected.
Our success significantly depends on the continued service of our senior management team, including Dave Girouard, our Co-Founder and Chief Executive Officer, and Paul Gu, our Co-Founder and SVP of Product and Data Science, and other highly skilled personnel. Our success also depends on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization.

Competition for highly skilled personnel, including engineering and data analytics personnel, is extremely intense, particularly in the San Francisco Bay Area where one of our headquarters is located. We have experienced, and expect to continue to face, difficulty identifying and hiring qualified personnel in many areas, especially as we pursue our growth strategy. Further, as a result of the COVID-19 pandemic, a large and increasing number of companies have adopted permanent work-from-home policies, which further increases the challenges associated with hiring and retaining qualified personnel. We may not be able to hire or retain such personnel at compensation or flexibility levels consistent with our existing compensation and salary structure and policies. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment. Any significant volatility in the price of our stock may adversely affect our ability to attract or retain highly skilled technical, financial and marketing personnel.

In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements. While we are in the process of training their replacements, the quality of our services and our ability to serve our bank partners, investors and borrowers whose loans we service may suffer, resulting in an adverse effect on our business.

Security breaches of borrowers’ confidential information that we store may harm our reputation, adversely affect our results of operations and expose us to liability.
We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including personal information, credit information and other sensitive data of borrowers and potential borrowers. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of such sensitive information. We also have arrangements in place with certain of our third-party vendors that require us to share consumer information. We have outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may in turn subcontract or outsource some of their responsibilities to other third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, is large and complex, with many points of entry and access. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks. Any vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, bank partners, loan investors, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and systems. In addition, the prevalent use of mobile devices increases the risk of data security incidents. Further, our shift to a remote working environment due to the COVID-19 pandemic could increase the risk of a security breach. Significant disruptions of our, our bank partners and third-party vendors’ and/or other business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us.

Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity following a breach, which may cause borrowers and potential borrowers to lose confidence in the effectiveness of our data security measures on our platform. Any security breach, whether actual or perceived, would harm our reputation and ability to attract new borrowers to our platform.

We also face indirect technology, cybersecurity and operational risks relating to the borrowers, bank partners, investors, vendors and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including vendors, payment processors, and other parties who have access to confidential information due to our agreements with them. In addition, any security compromise in our industry, whether actual or perceived, or information technology system disruptions, whether from attacks on our technology environment or from computer malware, natural disasters, terrorism, war and telecommunication and electrical failures, could interrupt our business or operations, harm our reputation, erode borrower confidence, negatively affect our ability to attract new borrowers, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our business and results of operations.

Like other financial services firms, we have been and continue to be the subject of actual or attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, and cyber-attacks that could obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, distributed denial of service attacks, data breaches and other infiltration, exfiltration or other similar events.

While we regularly monitor data flow inside and outside the company, attackers have become very sophisticated in the way they conceal access to systems, and we may not be aware that we have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information or other sensitive information that we or our vendors maintain, including our own proprietary business information and sensitive information such as personal information regarding borrowers, loan applicants or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors to comply with our privacy, confidentiality or data security-related legal or other obligations to our bank partners or other third parties, actual or perceived security breaches, or any security incidents or other events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause our bank partners and other third parties to lose trust in us or we could be subject to claims by our bank partners and other third parties that we have breached our privacy- or confidentiality-related obligations, which could harm our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. There can be no assurance that our security measures intended to protect our information technology systems and infrastructure will successfully prevent service interruptions or security incidents. For example, in April 2020, we were made aware of a software error which allowed access to certain consumers’ accounts through the Upstart website without providing such consumers’ passwords. As a result, certain of such consumers’ personal information, such as their name, address and job information (but not full social security information), could be accessed by a third party. We promptly deployed an update to our software to address such vulnerability and are conducting an internal investigation. Thus far, we are not aware of any information being compromised as a result of this error. We cannot provide any assurance that similar vulnerabilities will not arise in the future as we continue to expand the features and functionalities of our platform and introduce new loan products on our platform, and we expect to continue investing substantially to protect against security vulnerabilities and incidents.

We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will continue to be available on economically reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that an insurer will not deny coverage as to any future claim, or that any insurer will be adequately covered by reinsurance or other risk mitigants or that any insurer will offer to renew policies at an affordable rate or offer such coverage at all in the future. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition and results of operations.

If we are unable to manage the risks related to our loan servicing and collections obligations, our business, financial condition and results of operations could be adversely affected.
The vast majority of Upstart-powered loans are not secured by any collateral, guaranteed or insured by any third party or backed by any governmental authority. As a result, we are limited in our ability to collect on such loans on behalf of our bank partners and investors of our loan funding programs if a borrower is unwilling or unable to repay them. Substantially all our collection duties and obligations for loans we service that are more than 30 days past due are subcontracted to several collection agencies. If such collection agencies do not perform as expected under our agreements with them or if these collection agents act unprofessionally and otherwise harm the user experience for borrowers of Upstart-powered loans, our brand and reputation could be harmed and our ability to attract potential borrowers to our platform could be negatively impacted. For example, during periods of increased delinquencies caused by economic downturns or otherwise, it is important that the collection agents are proactive and consistent in contacting a borrower to bring a delinquent balance current and ultimately avoid the related loan becoming charged off, which in turn makes it extremely important that the collection agents are properly staffed and trained to take prompt and appropriate action. If the collection agents are unable to maintain a high quality of service, or fulfill their servicing obligations at all due to resource constraints resulting from the increased delinquencies, it could result in increased delinquencies and charge-offs on the loans, which could decrease fees payable to us, cause our bank partners to decrease the volume of Upstart-powered loans kept on their balance sheets, erode trust in our platform or increase the costs of our loan funding programs.

While auto loans issued through our new auto lending platform will be secured by collateral, auto loans are inherently risky, as they are often secured by assets that may be difficult to locate and can depreciate rapidly. We generally begin the repossession process for auto loans that become 75 days past due. We have engaged a third-party auto repossession vendor to handle all repossession activity. Following a repossession, if a borrower fails to redeem their vehicle or reinstate their loan agreement, the repossessed vehicle is sold at an auction and the proceeds are applied to the unpaid balance of the loan and related expenses. If the proceeds do not cover the unpaid balance of the loan and any related expenses, the deficiency would be charged-off. Further, if a vehicle cannot be located, repossession and sale of the vehicle would not be possible, which could also lead to delinquencies and charge-offs. A significant number of delinquencies and charge-offs could decrease fees payable to us, cause our bank partners to decrease the volume of Upstart-powered auto loans kept on their balance sheets, erode trust in our platform and increase the costs of our loan funding programs.

Additionally, if such repossession vendors do not perform consistent with agreements entered into with us, or if vendors act unprofessionally or otherwise harm the user experience for borrowers of Upstart-powered loans, our brand and reputation could be harmed and our ability to attract potential borrowers to our platform could be negatively impacted. We may also become subject to regulatory scrutiny and potential litigation based on the conduct of our repossession vendors.

In addition, loan servicing is a highly manual process and an intensely regulated activity. Errors in our servicing activities, or failures to comply with our servicing obligations, could affect our internal and external reporting of the loans that we service, adversely affect our business and reputation and expose us to liability to borrowers, bank partners or investors in our loan funding programs. In addition, the laws and regulations governing these activities are subject to change. For example, during the COVID-19 pandemic certain states prohibited or restricted collection activities. If we are unable to comply with such laws and regulations, we could lose one or more of our licenses or authorizations, become subject to greater scrutiny by regulatory agencies or become subject to sanctions or litigation, which may have an adverse effect on our ability to perform our servicing obligations or make our platform available to borrowers in particular states. Any of the foregoing could adversely affect our business, financial condition and results of operations.

We primarily rely on three collection agencies to perform substantially all of our duties as the servicer for delinquent and defaulted loans. One or more collection agents could take actions that result in our arrangements becoming cost prohibitive or enter into exclusive or more favorable relationships with our competitors. If any of our collection agencies were to suspend or cease operations, or our relationship with one or more of them were to otherwise terminate, such as in the case of resource constraints caused by an economic downturn, we may need to implement substantially similar arrangements with other collection agencies on terms that may not be commercially attractive. Transitioning this aspect of loan servicing to a new collection agency may result in disruptions to our ability to service the loans made on our platform and loan performance may be impacted as a result. If we are unsuccessful in maintaining our relationships with our current collection agencies, our business, financial condition or results of operations may be adversely affected.

In addition, we charge our loan holders a fixed percentage servicing fee based on the outstanding balance of loans serviced. If we fail to efficiently service such loans and the costs incurred exceed the servicing fee charged, our results of operations would be adversely affected.

We may evaluate and potentially consummate acquisitions, which could require significant management attention, consume our financial resources, disrupt our business and adversely affect our financial results.
Our success will depend, in part, on our ability to grow our business. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. In the future, we may acquire, assets or businesses. The risks we face in connection with acquisitions include:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•utilization of our financial resources for acquisitions or investments that may fail to realize the anticipated benefits;
•inability of the acquired technologies, products or businesses to achieve expected levels of revenue, profitability, productivity or other benefits;
•coordination of technology, product development and sales and marketing functions and integration of administrative systems;
•transition of the acquired company’s borrowers to our systems;
•retention of employees from the acquired company;
•regulatory risks, including maintaining good standing with existing regulatory bodies or receiving any necessary approvals, as well as being subject to new regulators with oversight over an acquired business;
•attracting financing;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
•potential write-offs of loans or intangibles or other assets acquired in such transactions that may have an adverse effect on our results of operations in a given period;

•liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;
•assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property or increase our risk for liability; and
•litigation, claims or other liabilities in connection with the acquired company.
Our failure to address these risks or other problems encountered in connection with any future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition.
Borrowers may prepay a loan at any time without penalty, which could reduce our servicing fees and deter our bank partners and investors from investing in loans facilitated by our platform.
A borrower may decide to prepay all or a portion of the remaining principal amount on a loan at any time without penalty. If the entire or a significant portion of the remaining unpaid principal amount of a loan is prepaid, we would not receive a servicing fee, or we would receive a significantly lower servicing fee associated with such prepaid loan. Prepayments may occur for a variety of reasons, including if interest rates decrease after a loan is made. If a significant volume of prepayments occurs, the amount of our servicing fees would decline, which could harm our business and results of operations. Our AI models are designed to predict prepayment rates. However, if a significant volume of prepayments occur that our AI models do not accurately predict, returns targeted by our bank partners and investors in our loan funding programs would be adversely affected and our ability to attract new bank partners and investors in our loan funding programs would be negatively affected.
Our marketing efforts and brand promotion activities may not be effective.
Promoting awareness of our AI lending platform is important to our ability to grow our business, attract new bank partners, increase the number of potential borrowers on our platform and attract investors to participate in our loan funding programs. We believe that the importance of brand recognition will increase as competition in the consumer lending industry expands. However, because our bank partners are increasingly adopting our bank-branded version of our AI lending platform through their own websites, potential borrowers may not be aware they are experiencing our AI lending platform, which may hinder recognition of our brand. Successful promotion of our brand will depend largely on the effectiveness of marketing efforts and the overall user experience of our bank partners and potential borrowers on the Upstart platform, which factors are outside our control. The marketing channels that we employ may also become more crowded and saturated by other lending platforms, which may decrease the effectiveness of our marketing campaigns and increase borrower acquisition costs. Also, the methodologies, policies and regulations applicable to marketing channels may change. For example, internet search engines could revise their methodologies, which could adversely affect borrower volume from organic ranking and paid search. Search engines may also implement policies that restrict the ability of companies such as us to advertise their services and products, which could prevent us from appearing in a favorable location or any location in the organic rankings or paid search results when certain search terms are used by the consumer.

Our brand promotion activities may not yield increased revenues. If we fail to successfully build trust in our AI lending platform and the performance and predictability of Upstart-powered loans, we may lose existing bank partners and investors in our loan funding programs to our competitors or be unable to attract new bank partners and investors in our loan funding programs, which in turn would harm our business, results of operations and financial condition. Even if our marketing efforts result in increased revenue, we may be unable to recover our marketing costs through increases in loan volume, which could result in a higher borrower acquisition cost per account. Any incremental increases in loan servicing costs, such as increases due to greater marketing expenditures, could have an adverse effect on our business, financial condition and results of operations.

Unfavorable outcomes in legal proceedings may harm our business and results of operations.

We are, and may in the future become, subject to litigation, claims, examinations, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties, which may affect our results of operations. These claims, lawsuits, and proceedings could involve labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret, and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, or compliance, alleged federal and state securities and “blue sky” law violations or other investor claims, and other matters. Due to the consumer-oriented nature of our business and the application of certain laws and regulations, participants in our industry are regularly named as defendants in litigation alleging violations of federal and state laws and regulations and consumer law torts, including fraud. Many of these legal proceedings involve alleged violations of consumer protection laws. In addition, we have in the past and may in the future be subject to litigation, claims, examinations, investigations, legal and administrative cases and proceedings related to the offer and sale of Upstart-powered loans.

In particular, lending programs that involve originations by a bank in reliance on origination-related services being provided by non-bank lending platforms and/or program managers are subject to potential litigation and government enforcement claims based on “rent-a-charter” or “true lender” theories, particularly where such programs involve the subsequent sale of such loans or interests therein to the platform. See—“If loans facilitated through our platform for one or more bank partners were subject to successful challenge that the bank partner was not the “true lender,” such loans may be unenforceable, subject to rescission or otherwise impaired, we or other program participants may be subject to penalties, and/or our commercial relationships may suffer, each which would adversely affect our business and results of operations,” below. In addition, loans originated by banks (which are exempt from certain state requirements under federal banking laws), followed by the sale, assignment, or other transfer to non-banks of such loans are subject to potential litigation and government enforcement claims based on the theory that transfers of loans from banks to non-banks do not transfer the ability to enforce contractual terms such as interest rates and fees from which only banks benefit under federal preemption principles. See—“If loans originated by our bank partners were found to violate the laws of one or more states, whether at origination or after sale by the originating bank partner, loans facilitated through our platform may be unenforceable or otherwise impaired, we or other program participants may be subject to, among other things, fines and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations,” below. In addition, the recent inquiries related to our model’s use of education variables in assessing credit risk could prompt potential litigation and government enforcement claims based on perceived violations of ECOA. See—“We have been in the past and may in the future be subject to federal and state regulatory inquiries regarding our business” below. If we were subject to such litigation or enforcement, then any unfavorable results of pending or future legal proceedings may result in contractual damages, usury related claims, fines, penalties, injunctions, the unenforceability, rescission or other impairment of loans originated on our platform or other censure that could have an adverse effect on our business, results of operations and financial condition. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.

Our business is subject to the risks of natural disasters and other catastrophic events, and to interruption by man-made problems.
Significant natural disasters or other catastrophic events, such as earthquakes, fires, hurricanes, blizzards, or floods (many of which are becoming more acute and frequent as a result of climate change), or interruptions by strikes, crime, terrorism, epidemics, pandemics, cyber-attacks, computer viruses, internal or external system failures, telecommunications failures, power outages or increased risk of cybersecurity breaches due to a swift transition to remote work brought about by a catastrophic event, could have an adverse effect on our business, results of operations and financial condition. For example, the outbreak of the COVID-19 pandemic beginning in early 2020 has had a significant impact on the global economy and consumer confidence. If the outbreak persists or worsens, it could continue to adversely impact the economy and consumer confidence, and could negatively impact our operations and our platform, each of which could seriously harm our business. In addition, it is possible that continued widespread remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. There is no guarantee that we will be as effective while working remotely because our team is dispersed, employees may have less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family members who become sick), may become sick themselves and be unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. Additionally, remote work arrangements may make it more difficult to scale our operations efficiently, as the recruitment, onboarding and training of new employees may be prolonged or delayed. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, data protection, data security, and fraud risks. Further, one of our headquarters is located in the San Francisco Bay Area, a region known for seismic activity and wildfires, and our other headquarters is located in Columbus, Ohio, a region subject to blizzards.

In addition, acts of war and other armed conflicts, disruptions in global trade, travel restrictions and quarantines, terrorism and other civil, political and geo-political unrest could cause disruptions in our business and lead to interruptions, delays or loss of critical data. Any of the foregoing risks may be further increased if our business continuity plans prove to be inadequate and there can be no assurance that both personnel and non-mission critical applications can be fully operational after a declared disaster within a defined recovery time. If our personnel, systems or data centers are impacted, we may suffer interruptions and delays in our business operations. In addition, to the extent these events impact the ability of borrowers to timely repay their loans, our business could be negatively affected.

We may not maintain sufficient business interruption or property insurance to compensate us for potentially significant losses, including potential harm to our business that may result from interruptions in our ability to provide our financial products and services.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to fair value determinations, stock-based compensation, consolidation of variable interest entities, and provision for income taxes, net of valuation allowance for deferred tax assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.

Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, or changes to existing standards, and changes in their interpretation, we might be required to change our accounting policies, alter our operational policies and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial condition, and profit and loss, or cause an adverse deviation from our revenue and operating profit and loss target, which may negatively impact our results of operations.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the Nasdaq Global Select Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, and significant management oversight. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business.

Further, weaknesses in our disclosure controls and internal control over financial reporting have been discovered in the past and may be discovered in the future. For example, we identified a material weakness in our internal control over financial reporting that contributed to the revision of our previously-issued 2017 and 2018 financial statements. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness principally related to a lack of adequate review processes and controls within our accounting and finance organization and a lack of sufficient financial reporting and accounting personnel with the technical expertise to appropriately account for certain transactions including loan servicing and securitizations. During 2019 and 2020, we took a number of actions to improve our internal control over financial reporting, such as hiring external specialists and personnel with technical accounting expertise, designing additional review procedures in our accounting and finance organization, and identifying and implementing improved processes and controls. Our management believes that these and other actions taken during this time have been fully implemented and such enhancements to our internal controls are operating effectively. Due to our remediation efforts in 2019, we concluded that the previously-identified material weakness in our internal controls was remediated as of December 31, 2019.

However, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to identify or prevent future material weaknesses or deficiencies. The nature of our business is such that our financial statements involve a number of complex accounting policies, many of which involve significant elements of judgment, including determinations regarding the consolidation of variable interest entities, determinations regarding the fair value of financial assets and liabilities (including loans, notes receivable, payable to securitization note holders and residual certificate holders, servicing assets and liabilities, and trailing fee liabilities) and the appropriate classification of various items within our financial statements. See Note 1 to our consolidated financial statements for more information about our significant accounting policies. The inherent complexity of these accounting matters and the nature and variety of transactions in which we are involved require that we have sufficient qualified accounting personnel with an appropriate level of experience and controls in our financial reporting process commensurate with the complexity of our business. While we believe we have sufficient internal accounting personnel and external resources and appropriate controls to address the demands of our business, we expect that the growth and development of our business will place significant additional demands on our accounting resources. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting. There can be no assurance that we will maintain internal control over financial reporting sufficient to enable us to identify or avoid material weaknesses in the future.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations, and financial condition and could cause a decline in the trading price of our common stock. We expect to lose our “emerging growth company” status upon the filing of the Form 10-K for the year ending December 31, 2021.

Some of our estimates, including our key metrics in this report, are subject to inherent challenges in measurement, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.
Certain estimates and growth forecasts included in this report, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this report relating to the size and expected growth of our target market may prove to be inaccurate. It is impossible to offer every loan product, term or feature that every customer wants or that any given bank partner is necessarily capable of supporting, and our competitors may develop and offer loan products, terms or features that we do not offer. Even if the markets in which we compete meet the size estimates and growth forecasted in this report, we may be unable to address these markets successfully and our business could fail to grow for a variety of reasons outside of our control, including competition in our industry. We regularly review and may adjust our processes for calculating our key metrics to improve their accuracy. Our key metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. If investors or analysts do not perceive our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, our reputation, business, results of operations, and financial condition would be adversely affected.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY AND PLATFORM DEVELOPMENT

It may be difficult and costly to protect our intellectual property rights, and we may not be able to ensure their protection.
Our ability to operate our platform depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively which would allow competitors to duplicate our AI models or AI lending platform and adversely affect our ability to compete with them. We rely on a combination of copyright, trade secret, patent, trademark laws and other rights, as well as confidentiality procedures, contractual provisions and our information security infrastructure to protect our proprietary technology, processes and other intellectual property. While we have two patent applications pending, we do not yet have patent protection and our patent applications may not be successful. The steps we take to protect our intellectual property rights may be inadequate. For example, a third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

Our proprietary technology, including our AI models, may actually or may be alleged to infringe upon third-party intellectual property, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. If we are unsuccessful, such claim or litigation could result in a requirement that we pay significant damages or licensing fees, or we could in some circumstances be required to make changes to our business to avoid such infringement, which would negatively impact our financial performance. We may also be obligated to indemnify parties or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations.

Moreover, it has become common in recent years for individuals and groups to purchase intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies such as ours. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of our management and employees. In addition, although in some cases a third party may have agreed to indemnify us for such costs, such indemnifying party may refuse or be unable to uphold its contractual obligations. In other cases, our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant.

Furthermore, our technology may become obsolete or inadequate, and there is no guarantee that we will be able to successfully develop, obtain or use new technologies to adapt our models and systems to compete with other technologies as they develop. If we cannot protect our proprietary technology from intellectual property challenges, or if our technology becomes obsolete or inadequate, our ability to maintain our model and systems, facilitate loans or perform our servicing obligations on the loans could be adversely affected.

Any significant disruption in our AI lending platform could prevent us from processing loan applicants and servicing loans, reduce the effectiveness of our AI models and result in a loss of bank partners or borrowers.
In the event of a system outage or other event resulting in data loss or corruption, our ability to process loan applications, service loans or otherwise facilitate loans on our platform would be adversely affected. We also rely on facilities, components, and services supplied by third parties, including data center facilities and cloud storage services. We host our AI lending platform using Amazon Web Services, or AWS, a provider of cloud infrastructure services. In the event that our AWS service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity or damage to AWS data centers, we could experience interruptions in access to our platform as well as delays and additional expense in the event we must secure alternative cloud infrastructure services. Any interference or disruption of our technology and underlying infrastructure or our use of third-party services could adversely affect our relationships with our bank partners and investors in our funding programs, and the overall user experience of our platform. Also, as our business grows, we may be required to expand and improve the capacity, capability and reliability of our infrastructure. If we are not able to effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and infrastructure to reliably support our business, our business, financial condition and results of operations could be adversely affected.

Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses incurred. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage or other event resulting in data loss or corruption. These factors could prevent us from processing or posting payments on the loans, damage our brand and reputation, divert our employees’ attention, subject us to liability and cause borrowers to abandon our business, any of which could adversely affect our business, results of operations and financial condition.

Our platform and internal systems rely on software that is highly technical, and if our software contains undetected errors, our business could be adversely affected.
Our platform and internal systems rely on software that is highly technical and complex. In addition, our platform and internal systems depend on the ability of such software to store, retrieve, process and manage high volumes of data. The software in which we rely has contained, and may now or in the future contain, undetected errors or bugs. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in failure to accurately predict a loan applicant’s creditworthiness, failure to comply with applicable laws and regulations, approval of sub-optimally priced loans, incorrectly displayed interest rates to applicants or borrowers, or incorrectly charged interest to borrowers or fees to bank partners or institutional investors, failure to detect fraudulent activity on our platform, a negative experience for consumers or bank partners, delayed introductions of new features or enhancements, or failure to protect borrower data or our intellectual property. Any errors, bugs or defects discovered in the software on which we rely could result in harm to our reputation, loss of consumers or bank partners, increased regulatory scrutiny, fines or penalties, loss of revenue or liability for damages, any of which could adversely affect our business, financial condition and results of operations.

Some aspects of our business processes include open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

We incorporate open source software into processes supporting our business. Such open source software may include software covered by licenses like the GNU General Public License and the Apache License. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that limits our use of the software, inhibits certain aspects of our systems and negatively affects our business operations.

Some open source licenses contain requirements that we make source code available at no cost for modifications or derivative works we create based upon the type of open source software we use.

We may face claims from third parties claiming ownership of, or demanding the release or license of, such modifications or derivative works (which could include our proprietary source code or AI models) or otherwise seeking to enforce the terms of the applicable open source license. If portions of our proprietary AI models are determined to be subject to an open source license, or if the license terms for the open source software that we incorporate change, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our model or change our business activities, any of which could negatively affect our business operations and potentially our intellectual property rights. If we were required to publicly disclose any portion of our proprietary models, it is possible we could lose the benefit of trade secret protection for our models.

In addition to risks related to license requirements, the use of open source software can lead to greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on open source software. Many of the risks associated with the use of open source software cannot be eliminated and could adversely affect our business.

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

We rely on strategic relationships with loan aggregators to attract applicants to our platform, and if we cannot maintain effective relationships with loan aggregators or successfully replace their services, or if loan aggregators begin offering competing products, our business could be adversely affected.

A significant number of consumers that apply for a loan on Upstart.com learn about and access Upstart.com through the website of a loan aggregator, typically with a hyperlink from such loan aggregator’s website to a landing page on our website. For example, for the year ended December 31, 2019 and 2020, 38% and 52%, respectively, of loan originations were derived from traffic from Credit Karma. Our most recent agreement with Credit Karma dated November 6, 2020 provides that either party may terminate our arrangement immediately upon a material breach of any provision of the agreement or at any time, with or without cause, by providing no less than 30 days’ notice. Even during the term of our agreement, our agreement does not require Credit Karma to display offers from lenders on Upstart.com nor prohibit them from working with our competitors or from offering competing services. In this regard, Credit Karma recently began directing more customer traffic to a program that hosts and aggregates the credit models of other loan providers directly on its platform for the purpose of giving credit offers. Upstart currently does not participate in this program. In November 2020, we experienced a reduction in the number of loan applicants directed to the Upstart platform by Credit Karma and a corresponding decrease in the number of loans originated on our platform, and we may experience additional reductions in traffic from Credit Karma in the future. If traffic from Credit Karma decreases again in the future as a result of this program or for other reasons, our loan originations and results of operations would be adversely affected. There is also no assurance that Credit Karma will continue its contract with us on commercially reasonable terms or at all. Further, on December 3, 2020, Credit Karma was acquired by Intuit Inc. It is possible Intuit may not continue our agreement on commercially reasonable terms or at all, which would adversely affect our business.

While we are planning to move towards more direct acquisition channels, we anticipate that we will continue to depend in significant part on relationships with loan aggregators to maintain and grow our business. Our current agreements with these loan aggregators do not require them to display offers from lenders on Upstart.com nor prohibit them from working with our competitors or from offering competing services. Further, there is no assurance that a loan aggregator will renew its contract with us on commercially reasonable terms or at all. Our competitors may be effective in providing incentives to loan aggregators to favor their products or services or in reducing the volume of loans facilitated through our platform. Loan aggregators may not perform as expected under our agreements with them, and we may have disagreements or disputes with them, which could adversely affect our brand and reputation. If we cannot successfully enter into and maintain effective strategic relationships with loan aggregators, our business could be adversely affected.

In addition, the limited information such loan aggregators collect from applicants does not always allow us to offer rates to applicants that we would otherwise be able to through direct applicant traffic to Upstart.com. Typically, the rates offered to borrowers who come to Upstart.com directly are lower and more competitive than those rates offered through aggregators. In the event we do not successfully optimize direct traffic, our ability to attract borrowers would be adversely affected.

Such loan aggregators also face litigation and regulatory scrutiny for their part in the consumer lending ecosystem, and as a result, their business models may require fundamental change or may not be sustainable in the future. For example, loan aggregators are increasingly required to be licensed as loan brokers or lead generators in many states, subjecting them to increased regulatory supervision and more stringent business requirements. While we require loan aggregators to make certain disclosures in connection with our bank partners’ offers and restrict how loan aggregators may display such loan offers, loan aggregators may nevertheless alter or even remove these required disclosures without notifying us, which may result in liability to us. Further, we do not have control over any content on loan aggregator websites, and it is possible that our brand and reputation may be adversely affected by being associated with such content. An unsatisfied borrower could also seek to bring claims against us based on the content presented on a loan aggregator’s website. Such claims could be costly and time consuming to defend and could distract management’s attention from the operation of the business.

Our proprietary AI models rely in part on the use of loan applicant and borrower data and other third-party data, and if we lose the ability to use such data, or if such data contain inaccuracies, our business could be adversely affected.
We rely on our proprietary AI models, which are statistical models built using a variety of data-sets. Our AI models rely on a wide variety of data sources, including data collected from applicants and borrowers, credit bureau data and our credit experience gained through monitoring the payment performance of borrowers over time. Under our agreements with our bank partners, we receive licenses to use data collected from loan applicants and borrowers. If we are unable to access and use data collected from applicants and borrowers, data received from credit bureaus, repayment data collected as part of our loan servicing activities, or other third-party data used in our AI models, or our access to such data is limited, our ability to accurately evaluate potential borrowers, detect fraud and verify applicant data would be compromised. Any of the foregoing could negatively impact the accuracy of our pricing decisions, the degree of automation in our loan application process and the volume of loans facilitated on our platform.

Third-party data sources on which we rely include the consumer reporting agencies regulated by the CFPB and other alternative data sources. Such data is electronically obtained from third parties and used in our AI models to price applicants and in our fraud model to verify the accuracy of applicant-reported information. Data from national credit bureaus and other consumer reporting agencies and other information that we receive from third parties about an applicant or borrower, may be inaccurate or may not accurately reflect the applicant or borrower’s creditworthiness for a variety of reasons, including inaccurate reporting by creditors to the credit bureaus, errors, staleness or incompleteness. For example, loan applicants’ credit scores may not reflect such applicants’ actual creditworthiness because the credit scores may be based on outdated, incomplete or inaccurate consumer reporting data, including, as a consequence of us utilizing credit reports for a specific period of time after issuance before such reports are deemed to be outdated. Similarly, the data taken from an applicant’s credit report may also be based on outdated, incomplete or inaccurate consumer reporting data. Although we use numerous third-party data sources and multiple credit factors within our proprietary models, which helps mitigate this risk, it does not eliminate the risk of an inaccurate individual report.

Further, although we attempt to verify the income, employment and education information provided by certain selected applicants, we cannot guarantee the accuracy of applicant information. Our fraud model relies in part on data we receive from a number of third-party verification vendors, data collected from applicants, and our experience gained through monitoring the performance of borrowers over time. Information provided by borrowers may be incomplete, inaccurate or intentionally false. Applicants may also misrepresent their intentions for the use of loan proceeds. We do not verify or confirm any statements by applicants as to how loan proceeds are to be used after loan funding. If an applicant supplied false, misleading or inaccurate information and our fraud detection processes do not flag the application, repayments on the corresponding loan may be lower, in some cases significantly lower, than expected, leading to losses for the bank partner or investor.

In addition, if third party data used to train and improve our AI models is inaccurate, or access to such third-party data is limited or becomes unavailable to us, our ability to continue to improve our AI models would be adversely affected. Any of the foregoing could result in sub-optimally and inefficiently priced loans, incorrect approvals or denials of loans, or higher than expected loan losses, which in turn could adversely affect our ability to attract new borrowers and partners to our platform or increase the number of Upstart-powered loans and adversely affect our business, financial condition and results of operations.

We rely on third-party vendors and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.
Our success depends in part on our relationships with third-party vendors. In some cases, third-party vendors are one of a limited number of sources. For example, we rely on national consumer reporting agencies, such as TransUnion, for a large portion of the data used in our AI models. In addition, we rely on third-party verification technologies and services that are critical to our ability to maintain a high level of automation on our platform. In addition, because we are not a bank, we cannot belong to or directly access the ACH payment network. As a result, we rely on one or more banks with access to the ACH payment network to process collections on Upstart-powered loans. Most of our vendor agreements are terminable by either party without penalty and with little notice. If any of our third-party vendors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable timeframe. We also rely on other software and services supplied by vendors, such as communications, analytics and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

We incorporate technology from third parties into our platform. We cannot be certain that our licensors are not infringing the intellectual property rights of others or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our platform containing that technology could be severely limited and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive loan products or service offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our platform and service offerings, which could adversely affect our business, financial condition and results of operations.

Failure by our third-party vendors or our failure to comply with legal or regulatory requirements or other contractual requirements could have an adverse effect on our business.
We have significant vendors that provide us with a number of services to support our platform. If any third-party vendors fail to comply with applicable laws and regulations or comply with their contractual requirements, including failure to maintain adequate systems addressing privacy and data protection and security, we could be subject to regulatory enforcement actions and suffer economic and reputational harm that could harm our business. Further, we may incur significant costs to resolve any such disruptions in service or failure to provide contracted services, which could adversely affect our business.

The CFPB and each of the prudential bank regulators that supervise our bank partners have issued guidance stating that institutions under their supervision may be held responsible for the actions of the companies with which they contract. As a service provider to those supervised entities, we must ensure we have implemented an adequate vendor management program. We or our bank partners could be adversely impacted to the extent our vendors fail to comply with the legal requirements applicable to the particular products or services being offered. Our use of third-party vendors is subject to increasing regulatory attention.

The CFPB and other regulators have also issued regulatory guidance that has focused on the need for financial institutions to perform increased due diligence and ongoing monitoring of third-party vendor relationships, thus increasing the scope of management involvement in connection with using third-party vendors. Moreover, if regulators conclude that we or our bank partners have not met the heightened standards for oversight of our third-party vendors, we or our bank partners could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions, which could have an adverse effect on our business, financial condition and results of operations.

If loans originated by our bank partners were found to violate the laws of one or more states, whether at origination or after sale by the originating bank partner, loans facilitated through our platform may be unenforceable or otherwise impaired, we or other program participants may be subject to, among other things, fines and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations.
When establishing the interest rates and structures (and the amounts and structures of certain fees constituting interest under federal banking law, such as origination fees, late fees and non-sufficient funds fees) that are charged to borrowers on loans originated on our platform, our bank partners rely on certain authority under federal law to export the interest rate requirements of the state where each bank partner is located to borrowers in all other states. Further, certain of our bank partners and institutional investors rely on the ability of subsequent holders to continue charging such rate and fee structures and enforce other contractual terms agreed to by our bank partners which are permissible under federal banking laws following the acquisition of the loans. The current annual percentage rates of the loans facilitated through our platform typically range from approximately 6.5% to 35.99%. In some states, the interest rates of certain Upstart-powered loans exceed the maximum interest rate permitted for consumer loans made by non-bank lenders to borrowers residing in, or that have nexus to, such states. In addition, the rate structures for Upstart-powered loans may not be permissible in all states for non-bank lenders and/or the amount or structures of certain fees charged in connection with Upstart-powered loans may not be permissible in all states for non-bank lenders.

Usury, fee, and disclosure related claims involving Upstart-powered loans may be raised in multiple ways. Program participants may face litigation, government enforcement or other challenge, for example, based on claims that bank lenders did not establish loan terms that were permissible in the state they were located or did not correctly identify the home or host state in which they were located for purposes of interest exportation authority under federal law. Alternatively, we or our investors may face litigation, government enforcement or other challenge, for example, based on claims that rates and fees were lawful at origination and through any period during which the originating bank partner retained the loan and interests therein, but that subsequent purchasers were unable to enforce the loan pursuant to its contracted-for terms, or that certain disclosures were not provided at origination because while such disclosures are not required of banks they may be required of non-bank lenders.

In Madden v. Midland Funding, LLC, 786 F.3d 246 (2d Cir. 2015), cert. denied, 136 S.Ct. 2505 (June 27, 2016), for example, the United States Court of Appeals for the Second Circuit held that the non-bank purchaser of defaulted credit card debt could not rely on preemption standards under the National Bank Act applicable to the originator of such debt in defense of usury claims. Madden addressed circumstances under which a defaulted extension of credit under a consumer credit card account was assigned, following default, to a non-bank debt buyer that then attempted to collect the loan and to continue charging interest at the contracted-for rate. The debtor filed a suit claiming, among other claims, that the rate charged by the non-bank collection entity exceeded the usury rates allowable for such entities under New York usury law. Reversing a lower court decision, the Second Circuit held that preemption standards under the National Bank Act applicable to the bank that issued the credit card were not available to the non-bank debt buyer as a defense to usury claims. Following denial of a petition for rehearing by the Second Circuit, the defendant sought review by the United States Supreme Court. Following the United States Supreme Court’s request that the Solicitor General file a brief setting forth the government’s position on whether the Supreme Court should hear the case in 2016, the Solicitor General filed its brief recommending that the petition for a writ of certiorari be denied for certain vehicle suitability reasons, although the Solicitor General’s brief concluded that the Second Circuit’s decision was substantively incorrect as a matter of law. The Supreme Court denied certiorari on June 27, 2016, such that the Second Circuit’s decision remains binding on federal courts in the Second Circuit (which include all federal courts in New York, Connecticut, and Vermont). Upon remand to the District Court for consideration of additional issues, including whether a choice of law provision in the debtor’s credit card agreement was enforceable to displace New York usury law and class certification, the parties settled the matter in 2019.

The scope and validity of the Second Circuit’s Madden decision remain subject to challenge and clarification. For example, the Colorado Administrator of the Colorado Uniform Consumer Credit Code, or the UCCC, reached a settlement with respect to complaints against two online lending platforms whose operations share certain commonalities with ours, including with respect to the role of bank partners and sale of loans to investors. The complaints included, among other claims, allegations, grounded in the Second Circuit’s Madden decision, that the rates and fees for certain loans could not be enforced lawfully by non-bank purchasers of bank-originated loans. Under the settlement, these banks and nonbank partners committed to, among other things, limit the annual percentage rates, or APR, on loans to Colorado consumers to 36% and take other actions to ensure that the banks were in fact the true lenders. The nonbanks also agreed to obtain and maintain a Colorado lending license. In Colorado, this settlement should provide a helpful model for what constitutes an acceptable bank partnership model. However, the settlement may also invite other states to initiate their own actions, and set their own regulatory standards through enforcement.

In addition, in June 2019 private plaintiffs filed class action complaints against multiple traditional credit card securitization programs, including, Petersen, et al. v. Chase Card Funding, LLC, et al., (No. 1:19-cv-00741-LJV-JJM (W.D.N.Y. June 6, 2019)) and Cohen, et al. v. Capital One Funding, LLC et al., (No. 19-03479 (E.D.N.Y.

June 12, 2019)). In Petersen, the plaintiffs sought class action status against certain defendants affiliated with a national bank that have acted as special purpose entities in securitization transactions sponsored by the bank. The complaint alleges that the defendants’ acquisition, collection and enforcement of the bank’s credit card receivables violated New York’s civil usury law and that, as in Madden, the defendants, as non-bank entities, are not entitled to the benefit of federal preemption of state usury law. The complaint sought a judgment declaring the receivables unenforceable, monetary damages and other legal and equitable remedies, such as disgorgement of all sums paid in excess of the usury limit. Cohen was a materially similar claim against a separate national bank. On January 22, 2020, the magistrate judge in Petersen issued a report and recommendation responding to the defendants’ motion to dismiss. The magistrate recommended that the motion to dismiss be granted as to both of the plaintiffs’ claims (usury and unjust enrichment). On September 21, 2020, the District Court accepted the magistrate’s recommendation and dismissed all claims. The District Court found that the usury claims were expressly preempted by the National Bank Act and referenced the OCC’s recent rulemaking (discussed further below) that “[i]nterest on a loan that is permissible under [the National Bank Act] shall not be affected by the sale, assignment, or other transfer of the loan.” Among other things, the Court deferred to the “OCC’s reasoned judgment that enforcing New York’s usury laws against the Chase defendants would significantly interfere with [the bank’s] exercise of its [National Bank Act] powers.” The Cohen case was dismissed on September 29, 2020. The plaintiffs in both Cohen and Petersen filed, but ultimately dropped, their appeals of the decision to the second circuit.

As noted above, federal prudential regulators have also taken actions to address the Madden decision. On May 29, 2020, the OCC issued a final rule clarifying that, when a national bank or savings association sells, assigns, or otherwise transfers a loan, interest permissible before the transfer continues to be permissible after the transfer. That rule took effect on August 3, 2020. As discussed further below, the OCC also has issued a rule pertaining to the “true lender” issue, which was challenged by state attorneys general in a complaint filed January 5, 2021. Similarly, the FDIC finalized on June 25, 2020 its 2019 proposal declaring that the interest rate for a loan is determined when the loan is made, and will not be affected by subsequent events. On July 29, 2020, California, New York and Illinois filed suit in the U.S. District Court for the Northern District of California to enjoin enforcement of the OCC rule (Case No. 20-CV-5200) and, similarly in the same court, on August 20, 2020 California, Illinois, Massachusetts, Minnesota, New Jersey, New York, North Carolina, and the District of Columbia sought to enjoin enforcement of the FDIC rule (Case No. 20-CV-5860), in each case related to permissible interest rates post-loan transfer on the grounds that the OCC and FDIC exceeded their authority when promulgating those rules.

There are factual distinctions between our program and the circumstances addressed in the Second Circuit’s Madden decision, as well as the circumstances in the Colorado UCCC settlement, credit card securitization litigation, and similar cases. As noted above, there are also bases on which the Madden decision’s validity might be subject to challenge or the Madden decision may be addressed by federal regulation or legislation. Nevertheless, there can be no guarantee that a Madden-like claim will not be brought successfully against us or other Upstart program participants.

If a borrower or any state agency were to successfully bring a claim against us, our bank partners, our securitization vehicles and/or the trustees of such vehicles or our institutional investors for a state usury law or fee restriction violation and the rate or fee at issue on the loan was impermissible under applicable state law, we, our bank partners, securitization vehicles and/or trustees or investors in our loan funding programs may face various commercial and legal repercussions, including that such parties would not receive the total amount of interest expected, and in some cases, may not receive any interest or principal, may hold loans that are void, voidable, rescindable, or otherwise impaired or may be subject to monetary, injunctive or criminal penalties. Were such repercussions to apply to us, we may suffer direct monetary loss or may be a less attractive candidate for bank partners, securitization trustees or institutional investors to enter into or renew relationships; and were such repercussions to apply to our bank partners or institutional investors, such parties could be discouraged from using our platform. We may also be subject to payment of damages in situations where we agreed to provide indemnification, as well as fines and penalties assessed by state and federal regulatory agencies.

If loans facilitated through our platform for one or more bank partners were subject to successful challenge that the bank partner was not the “true lender,” such loans may be unenforceable, subject to rescission or otherwise impaired, we or other program participants may be subject to penalties, and/or our commercial relationships may suffer, each which would adversely affect our business and results of operations.
Upstart-powered loans are originated in reliance on the fact that our bank partners are the “true lenders” for such loans. That true lender status determines various Upstart-powered loan program details, including that we do not hold licenses required solely for being the party that extends credit to consumers, and Upstart-powered loans may involve interest rates and structures (and certain fees and fees structures) permissible at origination only because the loan terms and lending practices are permissible only when the lender is a bank, and/or the disclosures provided to borrowers would be accurate and compliant only if the lender is a bank. Because the loans facilitated by our platform are originated by our bank partners, many state consumer financial regulatory requirements, including usury restrictions (other than the restrictions of the state in which a bank partner originating a particular loan is located) and many licensing requirements and substantive requirements under state consumer credit laws, are treated as inapplicable based on principles of federal preemption or express exemptions provided in relevant state laws for certain types of financial institutions or loans they originate.

Certain recent litigation and regulatory enforcement has challenged, or is currently challenging, the characterization of bank partners as the “true lender” in connection with programs involving origination and/or servicing relationships between a bank partner and non-bank lending platform or program manager. As noted above, the Colorado Administrator has entered into a settlement agreement with certain banks and nonbanks that addresses this true lender issue. Specifically, the settlement agreement sets forth a safe harbor indicating that a bank is the true lender if certain specific terms and conditions are met. However, other states could also bring lawsuits based on these types of relationships. For example, on June 5, 2020, the Washington, DC Attorney General filed a lawsuit against online lender Elevate for allegedly deceptively marketing high-cost loans with interest rates above the Washington, DC usury cap. The usury claim is based on an allegation that Elevate, which was not licensed in Washington, DC, and not its partner bank, originated these loans, and were therefore in violation of the state’s usury laws.

We note that the OCC issued on October 27, 2020, a final rule to address the “true lender” issue for lending transactions involving a national bank. For certain purposes related to federal banking law, including the ability of a national bank to “export” interest-related requirements from the state from which they lend, the rule would treat a national bank as the “true lender” if it is named as the lender in the loan agreement or funds the loan. However, on January 5, 2021, Attorneys General from seven states – New York, California, Colorado, Massachusetts, Minnesota, New Jersey, and North Carolina – and the District of Columbia filed suit against the OCC in the U.S. District Court for the Southern District of New York, challenging the rule, and the outcome of the litigation is uncertain. In addition, the OCC rule does not apply to state-chartered banks and there can be no assurance that the FDIC will issue a similar rule applicable to state-chartered banks.

We, bank partners, securitization vehicles and similarly situated parties could become subject to challenges like that presented by the Colorado settlement and, if so, we could face penalties and/or Upstart-powered loans may be void, voidable or otherwise impaired in a manner that may have adverse effects on our operations (directly, or as a result of adverse impact on our relationships with our bank partners, institutional investors or other commercial counterparties). However, we have taken steps to confirm that our business model conforms with the requirements of the Colorado safe harbor.

There have been no formal proceedings against us or indication of any proceedings against us to date, but there can be no assurance that the Colorado Administrator will not make assertions similar to those made in its present actions with respect to the loans facilitated by our platform in the future.

It is also possible that other state agencies or regulators could make similar assertions. If a court, or a state or federal enforcement agency, were to deem Upstart, rather than our bank partners, the “true lender” for loans originated on our platform, and if for this reason (or any other reason) the loans were deemed subject to and in violation of certain state consumer finance laws, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas) and other penalties or consequences, and the loans could be rendered void or enforceable in whole or in part, any of which could have a material adverse effect on our business (directly, or as a result of adverse impact on our relationships with our bank partners, institutional investors or other commercial counterparties).

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.
In the ordinary course of business, we have been named as a defendant in various legal actions, including a class action lawsuit and other litigation. Generally, this litigation arises from the dissatisfaction of a consumer with the products or services offered on our platform; some of this litigation, however, has arisen from other matters, including claims of violation of laws related to do-not-call, credit reporting and collections. All such legal actions are inherently unpredictable and, regardless of the merits of the claims, litigation is often expensive, time-consuming, disruptive to our operations and resources, and distracting to management. In addition, certain actions may include claims for indeterminate amounts of damages. Our involvement in any such matter also could cause significant harm to our or our bank partners’ reputations and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. If resolved against us, legal actions could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business.

In addition, a number of participants in the consumer financial services industry have been the subject of putative class action lawsuits, state attorney general actions and other state regulatory actions, federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices, violations of state licensing and lending laws, including state usury and disclosure laws, actions alleging discrimination on the basis of race, ethnicity, gender or other prohibited bases, and allegations of noncompliance with various state and federal laws and regulations relating to originating, servicing, and collecting consumer finance loans and other consumer financial services and products. The current regulatory environment, increased regulatory compliance efforts and enhanced regulatory enforcement have resulted in us undertaking significant time-consuming and expensive operational and compliance improvement efforts, which may delay or preclude our or our bank partners’ ability to provide certain new products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes may result in a separate fine assessed for each statutory and regulatory violation or substantial damages from class action lawsuits, potentially in excess of the amounts we earned from the underlying activities.

Some of our agreements used in the course of our business include arbitration clauses. If our arbitration agreements were to become unenforceable for any reason, we could experience an increase to our consumer litigation costs and exposure to potentially damaging class action lawsuits, with a potential material adverse effect on our business and results of operations.

We contest our liability and the amount of damages, as appropriate, in each pending matter. The outcome of pending and future matters could be material to our results of operations, financial condition and cash flows, and could materially adversely affect our business.

In addition, from time to time, through our operational and compliance controls, we identify compliance issues that require us to make operational changes and, depending on the nature of the issue, result in financial remediation to impacted borrowers. These self-identified issues and voluntary remediation payments could be significant, depending on the issue and the number of borrowers impacted, and could generate litigation or regulatory investigations that subject us to additional risk.

We are subject to or facilitate compliance with a variety of federal, state, and local laws, including those related to consumer protection and loan financings.

We must comply with regulatory regimes or facilitate compliance with regulatory regimes on behalf of our bank partners that are independently subject to federal and/or state oversight by bank regulators, including those applicable to our referral and marketing services, consumer credit transactions, loan servicing and collection activities and the purchase and sale of whole loans and other related transactions. While these requirements will not immediately change with the incoming presidential administration, this new administration is expected to bring an increased focus on enforcement of federal consumer protection laws and appoint consumer-oriented regulators at federal agencies such as the CFPB, the OCC and the FDIC. It is possible that regulators in the presidential administration could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our originating bank partners. These regulators may augment requirements that apply to loans facilitated by our platform, or impose new programs and restrictions, including new forbearance initiatives related to the COVID-19 pandemic, and could otherwise revise or create new regulatory requirements that apply to us (or our bank partner), impacting our business, operations, and profitability.

Certain state laws generally regulate interest rates and other charges and require certain disclosures. In addition, other federal and state laws may apply to the origination, servicing and collection of loans originated on our platform, the purchase and sale of whole loans or asset-backed securitizations. In particular, certain laws, regulations and rules we or our bank partners are subject to include:
•state lending laws and regulations that require certain parties to hold licenses or other government approvals or filings in connection with specified activities, and impose requirements related to loan disclosures and terms, fees and interest rates, credit discrimination, credit reporting, servicemember relief, debt collection, repossession, unfair or deceptive business practices and consumer protection, as well as other state laws relating to privacy, information security, conduct in connection with data breaches and money transmission;
•the Truth-in-Lending Act and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions, require creditors to comply with certain lending practice restrictions, limit the ability of a creditor to impose certain loan terms and impose disclosure requirements in connection with credit card origination;
•the Equal Credit Opportunity Act and Regulation B promulgated thereunder, and similar state fair lending laws, which prohibit creditors from discouraging or discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act;
•the Fair Credit Reporting Act and Regulation V promulgated thereunder, imposes certain obligations on users of consumer reports and those that furnish information to consumer reporting agencies, including obligations relating to obtaining consumer reports, marketing using consumer reports, taking adverse action on the basis of information from consumer reports, addressing risks of identity theft and fraud and protecting the privacy and security of consumer reports and consumer report information;
•Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service, and analogous state laws prohibiting unfair, deceptive or abusive acts or practices;
•the Credit Practices Rule which (i) prohibits lenders from using certain contract provisions that the Federal Trade Commission has found to be unfair to consumers; (ii) requires lenders to advise consumers who co-sign obligations about their potential liability if the primary obligor fails to pay; and (iii) prohibits certain late charges;
•the Fair Debt Collection Practices Act, Regulation F (including new federal requirements set to take effect November 30, 2021), and similar state debt collection laws, which provide guidelines and limitations on the conduct of third-party debt collectors (and some limitation on creditors collecting their own debts) in connection with the collection of consumer debts;

•the Gramm-Leach-Bliley Act and Regulation P promulgated thereunder, which includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy notices and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal borrower information, and other privacy laws and regulations;
•the Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;
•the Servicemembers Civil Relief Act, which allows military members to suspend or postpone certain civil obligations, requires creditors to reduce the interest rate to 6% on loans to military members under certain circumstances, and imposes restrictions on enforcement of loans to servicemembers, so that the military member can devote his or her full attention to military duties;
•the Military Lending Act, which requires those who lend to “covered borrowers”, including members of the military and their dependents, to only offer Military APRs (a specific measure of all-in-cost-of-credit) under 36%, prohibits arbitration clauses in loan agreements, and prohibits certain other loan agreement terms and lending practices in connection with loans to military servicemembers, among other requirements, and for which violations may result in penalties including voiding of the loan agreement;
•the Electronic Fund Transfer Act and Regulation E promulgated thereunder, which provide guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts, including a prohibition on a creditor requiring a consumer to repay a credit agreement in preauthorized (recurring) electronic fund transfers and disclosure and authorization requirements in connection with such transfers;
•the Telephone Consumer Protection Act and the regulations promulgated thereunder, which impose various consumer consent requirements and other restrictions in connection with telemarketing activity and other communication with consumers by phone, fax or text message, and which provide guidelines designed to safeguard consumer privacy in connection with such communications;
•the Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 and the Telemarketing Sales Rule and analogous state laws, which impose various restrictions on marketing conducted use of email, telephone, fax or text message;
•the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and which require creditors and loan servicers to obtain a consumer’s consent to electronically receive disclosures required under federal and state laws and regulations;
•the Right to Financial Privacy Act and similar state laws enacted to provide the financial records of financial institution customers a reasonable amount of privacy from government scrutiny;
•the Bank Secrecy Act and the USA PATRIOT Act, which relate to compliance with anti-money laundering, borrower due diligence and record-keeping policies and procedures;
•the regulations promulgated by the Office of Foreign Assets Control under the U.S. Treasury Department related to the administration and enforcement of sanctions against foreign jurisdictions and persons that threaten U.S. foreign policy and national security goals, primarily to prevent targeted jurisdictions and persons from accessing the U.S. financial system;
•federal and state securities laws, including, among others, the Securities Act of 1933, as amended, or the Securities Act, the Exchange Act, the Investment Advisers Act of 1940, as amended, or the IAA, and the Investment Company Act of 1940, as amended, or the Investment Company Act, rules and regulations adopted under those laws, and similar state laws and regulations, which govern how we offer, sell and transact in our loan financing products; and
•other state-specific and local laws and regulations.

We may not always have been, and may not always be, in compliance with these and other applicable laws, regulations and rules. Compliance with these requirements is also costly, time-consuming and limits our operational flexibility. Additionally, Congress, the states and regulatory agencies, as well as local municipalities, could further regulate the consumer financial services industry in ways that make it more difficult or costly for us to offer our AI lending platform and related services or facilitate the origination of loans for our bank partners. These laws also are often subject to changes that could severely limit the operations of our business model. For example, in 2019, a bill was introduced in the U.S. Senate that would create a national cap of the lesser of 15% APR or the maximum rate permitted by the state in which the consumer resides. Although such a bill may never be enacted into law, if such a bill were to be enacted, it would greatly restrict the number of loans that could be funded through our platform. Further, changes in the regulatory application or judicial interpretation of the laws and regulations applicable to financial institutions also could impact the manner in which we conduct our business. The regulatory environment in which financial institutions operate has become increasingly complex, and following the financial crisis that began in 2008, supervisory efforts to apply relevant laws, regulations and policies have become more intense. Additionally, states are increasingly introducing and, in some cases, passing laws that restrict interest rates and APRs on loans similar to the loans made on our platform. For example, California recently enacted legislation to create a “mini-CFPB,” which could increase its oversight over bank partnership relationships and strengthen state consumer protection authority of state regulators to police debt collections and unfair, deceptive or abusive acts and practices. Additionally, voter referendums have been introduced and, in some cases, passed, restrictions on interest rates and/or APRs. If such legislation or bills were to be propagated, or state or federal regulators seek to restrict regulated financial institutions such as our bank partners from engaging in business with Upstart in certain ways, our bank partners’ ability to originate loans in certain states could be greatly reduced, and as a result, our business, financial condition and results of operations would be adversely affected.

Where applicable, we seek to comply with state broker, credit service organization, small loan, finance lender, servicing, collection, money transmitter and similar statutes. Nevertheless, if we are found to not comply with applicable laws, we could lose one or more of our licenses or authorizations, become subject to greater scrutiny by other state regulatory agencies, face other sanctions or be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to facilitate loans, perform our servicing obligations or make our platform available to consumers in particular states, which may harm our business. Further, failure to comply with the laws and regulatory requirements applicable to our business and operations may, among other things, limit our ability to collect all or part of the principal of or interest on Upstart-powered loans. In addition, non-compliance could subject us to damages, revocation of required licenses, class action lawsuits, administrative enforcement actions, rescission rights held by investors in securities offerings and civil and criminal liability, all of which would harm our business.

Internet-based loan origination processes may give rise to greater risks than paper-based processes and may not always be allowed under state law.
We use the internet to obtain application information and distribute certain legally required notices to applicants and borrowers, and to obtain electronically signed loan documents in lieu of paper documents with actual borrower signatures. These processes may entail greater risks than would paper-based loan origination processes, including risks regarding the sufficiency of notice for compliance with consumer protection laws, risks that borrowers may challenge the authenticity of loan documents, and risks that despite internal controls, unauthorized changes are made to the electronic loan documents. In addition, our software could contain “bugs” that result in incorrect calculations or disclosures or other non-compliance with federal or state laws or regulations. If any of those factors were to cause any loans, or any of the terms of the loans, to be unenforceable against the borrowers, or impair our ability to service loans, the performance of the underlying promissory notes could be adversely affected.

For auto loans issued under our new auto lending platform, certain state laws may not allow for electronic lien and title transfer, which would require us to use a paper-based title process to secure title to the underlying collateral. While this process may help mitigate some of the risks associated with online processes, because it is outside of our usual practices and titling rules can vary by state, we may encounter greater difficulty complying with the proper procedures. If we fail to effectively follow such procedures we may, among other things, be limited in our ability to secure the collateral associated with loans issued under our auto lending platform.

If we are found to be operating without having obtained necessary state or local licenses, our business, financial condition and results of operations could be adversely affected.
Certain states have adopted laws regulating and requiring licensing by parties that engage in certain activities regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, certain states and localities have also adopted laws requiring licensing for consumer debt collection or servicing and/or purchasing or selling consumer loans. While we believe we have obtained or are in the process of obtaining all necessary licenses, the application of some consumer finance licensing laws to our AI lending platform and the related activities we perform is unclear. In addition, state licensing requirements may evolve over time, including, in particular, recent trends toward increased licensing requirements and regulation of parties engaged in loan solicitation and student loan servicing activities. States also maintain licensing requirements pertaining to the transmission of money, and certain states may broadly interpret such licensing requirements to cover loan servicing and the transmission of funds to investors. If we were found to be in violation of applicable state licensing requirements by a court or a state, federal, or local enforcement agency, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties and other penalties or consequences, and the loans originated by our bank partners on our platform could be rendered void or unenforceable in whole or in part, any of which could have a material adverse effect on our business.

The CFPB is a relatively new agency that has sometimes taken expansive views of its authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other agency could impact our business.
The CFPB, which commenced operations in July 2011, has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as the Truth in Lending Act and Regulation Z, ECOA and Regulation B, the Fair Credit Reporting Act, the Electronic Funds Transfer Act and Regulation E, among other regulations, and to enforce compliance with those laws. The CFPB supervises banks, thrifts and credit unions with assets over $10 billion and examines certain of our bank partners. Further, the CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including short-term, small dollar lenders, and larger participants in other areas of financial services. The CFPB is also authorized to prevent “unfair, deceptive or abusive acts or practices” through its rulemaking, supervisory and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including our loan products. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request reports concerning our organization, business conduct, markets and activities and conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to consumers.

There continues to be uncertainty about the future of the CFPB and as to how its strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. Our current no-action letter expires on November 30, 2023, unless terminated by the CFPB earlier for one of the bases provided for by the no-action letter, and there is no assurance that the CFPB will permit us to continue to operate under its current no-action letter policies or that it will not change its position regarding supervisory or enforcement action against us in the future. Further, this no-action letter does not extend to other credit products offered on Upstart’s platform. In addition, evolving views regarding the use of alternative variables and machine learning in assessing credit risk could result in the CFPB taking actions that result in requirements to alter or cease offering affected financial products and services, making them less attractive and restricting our ability to offer them. For example, in response to a February 2020 inquiry, three members of the U.S. Senate recommended as part of their findings, that the CFPB further review Upstart’s use of educational variables in its model. The CFPB could also implement rules that restrict our effectiveness in servicing our financial products and services.

Although we have committed resources to enhancing our compliance programs, future actions by the CFPB (or other regulators) against us, our bank partners or our competitors could discourage the use of our services or those of our bank partners, which could result in reputational harm, a loss of bank partners, borrowers or investors in our loan funding programs, or discourage the use of our or their services and adversely affect our business. If the CFPB changes regulations that were adopted in the past by other regulators and transferred to the CFPB by the Dodd-Frank Act, or modifies through supervision or enforcement past regulatory guidance or interprets existing regulations in a different or stricter manner than they have been interpreted in the past by us, the industry or other regulators, our compliance costs and litigation exposure could increase materially. This is particularly true with respect to the application of ECOA and Regulation B to credit risk models that rely upon alternative variables and machine learning, an area of law where regulatory guidance is currently uncertain and still evolving, and for which there are not well-established regulatory norms for establishing compliance.

The new presidential administration is expected to appoint consumer-oriented regulators at federal agencies such as the CFPB, Federal Trade Commission, the OCC and the FDIC and the government’s focus on enforcement of federal consumer protection laws is expected to increase. It is possible that these newly appointed regulators could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our bank partners. If future regulatory or legislative restrictions or prohibitions are imposed that affect our ability to offer certain of our products or that require us to make significant changes to our business practices, and if we are unable to develop compliant alternatives with acceptable returns, these restrictions or prohibitions could have a material adverse effect on our business. If the CFPB, or another regulator, were to issue a consent decree or other similar order against us, this could also directly or indirectly affect our results of operations.

Our compliance and operational costs and litigation exposure could increase if and when the CFPB or another agency amends or finalizes any proposed regulations, including the regulations discussed above or if the CFPB or other regulators enact new regulations, change regulations that were previously adopted, modify, through supervision or enforcement, past regulatory guidance, or interpret existing regulations in a manner different or stricter than have been previously interpreted.

We have been in the past and may in the future be subject to federal and state regulatory inquiries regarding our business.
We have, from time to time in the normal course of our business, received, and may in the future receive or be subject to, inquiries or investigations by state and federal regulatory agencies and bodies such as the CFPB, FTC, state Attorneys General, the SEC, state financial regulatory agencies and other state or federal agencies or bodies regarding the Upstart platform, including the marketing of loans for lenders, underwriting and pricing of consumer loans for our bank partners, our fair lending compliance program and licensing and registration requirements. We have addressed these inquiries directly and engaged in open dialogue with regulators. For example, following constructive and transparent discussions with the CFPB regarding the manner in which our platform operates in compliance with federal fair lending laws, we applied for and received a no-action letter from the CFPB that stated the CFPB had no present intent to recommend initiation of supervisory or enforcement action against us with respect to ECOA as it pertains to the use of our AI model to underwrite applicants for unsecured non-revolving credit. Under the terms of the 2020 no-action letter, we are required to continue to share certain information with the CFPB regarding the updates to our model and the variables it considers, loan performance reports, the results of fair lending tests we conduct, and research we conduct to identify less discriminatory alternatives, as well as information on how our AI models expand access to credit for traditionally underserved populations. We must also update the CFPB of material changes to information included in our no-action letter application or if our products or services are not performing as expected in a material way. Such no-action letter expires on November 30, 2023, unless terminated by the CFPB earlier for one of the bases provided for by the no-action letter. We can provide no assurance that the CFPB will continue to provide such relief, and it is possible the CFPB will change its position regarding supervisory or enforcement action against us in the future. Further, this no-action letter does not extend to other credit products offered on Upstart’s platform. Moreover, were we determined to be conducting business contrary to the facts presented to, and relied on, by the CFPB in issuing the no-action letter, we would be subject to heightened enforcement risk by the CFPB. We have also received an inquiry from the North Carolina Department of Justice regarding our role in facilitating the origination of loans for educational purposes. We have provided information in response to that inquiry, and cannot provide any assurances regarding the outcome of that inquiry.

We have also received inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. Any such inquiries or investigations could involve substantial time and expense to analyze and respond to, could divert management’s attention and other resources from running our business, and could lead to public enforcement actions or lawsuits and fines, penalties, injunctive relief, and the need to obtain additional licenses that we do not currently possess. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation, lead to additional investigations and enforcement actions from other agencies or litigants, and further divert management attention and resources from the operation of our business. Formal enforcement actions are generally made public, which carries reputational risk. The market price of our common stock could decline as a result of the initiation of a CFPB investigation of Upstart or even the perception that such an investigation could occur, even in the absence of any finding by the CFPB that we have violated any state or federal law. As a result, the outcome of legal and regulatory actions arising out of any state or federal inquiries we receive could be material to our business, results of operations, financial condition and cash flows and could have a material adverse effect on our business, financial condition or results of operations.

For nonbank financial institutions, the FTC is also a primary regulator, and in recent years the FTC has been focused on practices of financial technology companies. Based on publicly available actions, the FTC’s primary focus has been with respect to financial technology company marketing and disclosure practices. For instance, in October 2018 the FTC took action against student loan refinance lender SoFi, claiming that the company made prominent false statements regarding the average savings a consumer would realize over the lifetime of the loan if they refinanced with SoFi. In addition, SoFi allegedly exaggerated claims of anticipated borrower savings by excluding certain customer populations from the analysis. The FTC also is currently engaged in litigation with LendingClub regarding, among other things, the adequacy of its disclosures of an origination fee associated with the product. Based upon recent statements by FTC officials, we believe this scrutiny will continue in the near future. While we maintain policies and procedures that require our marketing and loan application and servicing operations comply with UDAP standards, we may not be successful in our efforts to achieve compliance either due to internal or external factors, such as resource allocation limitations or a lack of vendor cooperation.

The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of existing or new governmental regulation, conflicting legal requirements or differing views of personal privacy rights.
We receive, transmit and store a large volume of personally identifiable information and other sensitive data from applicants and borrowers. Each bank partner can access information about their respective borrowers and declined applicants via daily loan reports and other reporting tools that are provided via the platform. For loan investors, while we generally limit access to personally identifiable information, we do share some personally identifiable information about borrowers with certain investors in our loan funding programs. There are federal, state and foreign laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and sensitive data. Specifically, cybersecurity and data privacy issues, particularly with respect to personally identifiable information are increasingly subject to legislation and regulations to protect the privacy and security of personal information that is collected, processed and transmitted. For example, the Gramm-Leach-Bliley Act includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy notices and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal borrower information. Privacy requirements under the GLBA are enforced by the CFPB, as well as the Federal Trade Commission, or FTC, and under Section 5 of the Federal Trade Commission Act, we and our bank partners are prohibited from engaging in unfair and deceptive acts and practices, or UDAP.

In addition, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, requires, among other things, that covered companies provide disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales or retention of their personal information by us. Aspects of the

CCPA and its interpretation remain unclear. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to further modify our data infrastructure and data processing practices and policies and to incur additional costs and expenses in an effort to continue to comply. In addition, California voters approved Proposition 24 in the November 2020 election to create the California Privacy Rights Act, which amends and purports to strengthen the CCPA and will create a state agency to enforce privacy laws. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Additionally, other U.S. states, such as Virginia, are proposing and enacting laws and regulations that impose obligations similar to the CCPA or that otherwise involve significant obligations and restrictions. Compliance with current and future borrower privacy data protection and information security laws and regulations could result in higher compliance, technical or operating costs. Further, any actual or perceived violations of these laws and regulations may require us to change our business practices, data infrastructure or operational structure, address legal claims and regulatory investigations and proceedings and sustain monetary penalties and/or other harms to our business. We could also be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or change our business practices or privacy policies.

As the regulatory framework for artificial intelligence and machine learning technology evolves, our business, financial condition and results of operations may be adversely affected.
The regulatory framework for artificial intelligence and machine learning technology is evolving and remains uncertain. It is possible that new laws and regulations will be adopted in the United States, or existing laws and regulations may be interpreted in new ways, that would affect the operation of our platform and the way in which we use artificial intelligence and machine learning technology, including with respect to fair lending laws. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

If we are required to register under the Investment Company Act, our ability to conduct business could be materially adversely affected.
The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. In general, an “investment company” is a company that holds itself out as an investment company or holds more than 40% of the total value of its assets (minus cash and government securities) in “investment securities.” We believe we are not an investment company. We do not hold ourselves out as an investment company. We understand, however, that the loans held on our balance sheet could be viewed by the SEC or its staff as “securities,” which could in turn cause the SEC or its staff to view Upstart Holdings, Inc., Upstart Network, Inc., or an affiliate as an “investment company” subject to regulation under the Investment Company Act. To provide clarity on this issue, we applied for and, on December 1, 2020, received an exemptive order from the SEC exempting us from regulation under the Investment Company Act, subject to certain conditions. Notwithstanding the exemptive order, we believe that we have never been an investment company because, among other reasons, we are primarily engaged in the business of providing an AI-based lending platform to banks.

Exemptive orders provided by the SEC under the Investment Company Act may cease to be effective if the facts and analysis upon which they are based materially change or the recipient of the order fails to comply with conditions outlined in the order. Although not currently anticipated, it is possible that our business will change in the future in a way that causes the exemptive order to no longer apply to our business, either because the facts of how we conduct our business change or because we no longer meet the conditions outlined in the order. If the exemptive order ceases to apply to our business, we could be deemed an investment company and may be required to institute burdensome compliance requirements, restricting our activities in a way that could adversely affect our business, financial condition and results of operations. If we were ever deemed to be in non-compliance with the Investment Company Act, we could also be subject to various penalties, including administrative or judicial proceedings that might result in censure, fine, civil penalties, cease-and-desist orders or other adverse consequences, as well as private rights of action, any of which could materially adversely affect our business.

If we are required to register under the Investment Advisers Act, our ability to conduct business could be materially adversely affected.
The IAA contains substantive legal requirements that regulate the manner in which “investment advisers” are permitted to conduct their business activities. We do not believe that we or our affiliates are required to register as an investment adviser with either the SEC or any of the various states, because our business consists of providing a platform for consumer lending and loan financing for which investment adviser registration and regulation does not apply under applicable federal or state law. However, one of our affiliates, Upstart Network, Inc., has notice filed as an exempt reporting adviser with the state of California based on its limited activities advising two funds.

While we believe our current practices do not require us or any of our other affiliates subsidiaries to register or notice file as an investment adviser, or require us to extend regulations related to Upstart Network, Inc.’s status as an exempt reporting adviser to our other operations, if a regulator were to disagree with our analysis with respect to any portion of our business, we or a subsidiary may be required to register or notice file as an investment adviser and to comply with applicable law. Registering as an investment adviser could adversely affect our method of operation and revenues. For example, the IAA requires that an investment adviser act in a fiduciary capacity for its clients. Among other things, this fiduciary obligation requires that an investment adviser manage a client’s portfolio in the best interests of the client, have a reasonable basis for its recommendations, fully disclose to its client any material conflicts of interest that may affect its conduct and seek best execution for transactions undertaken on behalf of its client. The IAA also limits the ways in which a company can market its services and offerings. It could be difficult for us to comply with these obligations without meaningful changes to our business operations, and there is no guarantee that we could do so successfully. If we were ever deemed to be in non-compliance with applicable investment adviser regulations, we could also be subject to various penalties, including administrative or judicial proceedings that might result in censure, fine, civil penalties, cease-and-desist orders or other adverse consequences, as well as private rights of action, any of which could materially adversely affect our business.

If our transactions with investors in our loan funding programs are found to have been conducted in violation of the Securities Act or similar state law, or we have generally violated any applicable law, our ability to obtain financing for loans facilitated through our platform could be materially adversely affected, and we could be subject to private or regulatory actions.
Certain transactions in our loan funding programs have relied on exemptions from the registration requirements of the Securities Act provided for in Regulation D or Section 4(a)(2) of the Securities Act. If any of these transactions were found to not be in compliance with the requirements necessary to qualify for these exemptions from Securities Act registration, or otherwise found to be in violation of the federal or state securities laws, our business could be materially adversely affected. The SEC or state securities regulators could bring enforcement actions against us, or we could be subject to private litigation risks as a result of any violation of the federal or state securities laws, which could result in civil penalties, injunctions and cease and desist orders from further violations, as well as monetary penalties of disgorgement, pre-judgment interest, rescission of securities sales, or civil penalties, any of which could materially adversely affect our business.

If we are found to be in violation of state or federal law generally, we also may be limited in our ability to conduct future transactions. For example, we could in the future become ineligible to sell securities under Regulation D if we become subject to “bad actor” disqualification pursuant to Rule 506(d) of Regulation D. Under Rule 506(d), issuers are ineligible “bad actors” if they or certain related persons, including directors and certain affiliates, are subject to disqualifying events, including certain cease-and-desist orders obtained by the SEC. If we were subject to this or other “bad actor” provisions of the securities laws, we may not be able to continue sales of whole loans, fractional interests in loans, or asset-backed securities, or we could be subject to significant additional expense associated with making our offerings, which would adversely affect our business, financial condition and results of operations.

If we are required to register with the SEC or under state securities laws as a broker-dealer, our ability to conduct business could be materially adversely affected.

We are not currently registered with the SEC as a broker-dealer under the Exchange Act or any comparable state law. The SEC heavily regulates the manner in which broker-dealers are permitted to conduct their business activities. We believe we have conducted, and we intend to continue to conduct, our business in a manner that does not result in our being characterized as a broker-dealer, based on guidance published by the SEC and its staff. Among other reasons, this is because we do not believe we take any compensation that would be viewed as being based on any transactions in securities in any of our business lines. To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may be required to adjust our business operations accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could inhibit our ability to conduct our business operations. There can be no assurance that the laws and regulations governing our broker-dealer status or that SEC guidance will not change in a manner that adversely affects our operations. If we are deemed to be a broker-dealer, we may be required to institute burdensome compliance requirements and our activities may be restricted, which would adversely affect our business, financial condition and results of operations. We may also be subject to private litigation and potential rescission of certain investments investors in our loan financing products have made, which would harm our operations as well.

Similarly, we do not believe that our sales of whole loans and asset-backed securities will subject us to broker-dealer registration in any state in which we operate, primarily because we do not accept compensation that we believe could be viewed as transaction-based. However, if we were deemed to be a broker-dealer under a state’s securities laws, we could face civil penalties, or costly registration requirements, that could adversely affect our business.

Anti-money laundering, anti-terrorism financing, anti-corruption and economic sanctions laws could have adverse consequences for us.
We maintain a compliance program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act and U.S. economic sanctions laws administered by the Office of Foreign Assets Control. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering and terrorist financing and engaging in transactions involving sanctioned countries persons and entities. These controls include procedures and processes to detect and report suspicious transactions, perform borrower due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. We are also subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, and the U.S. Travel Act, which prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. We have implemented an anti-corruption policy to ensure compliance with these anti-corruption and anti-bribery laws. No assurance is given that our programs and controls will be effective to ensure compliance with all applicable anti-money laundering and anti-terrorism financing and anti-corruption laws and regulations, and our failure to comply with these laws and regulations could subject us to significant sanctions, fines, penalties, contractual liability to our bank partners or institutional investors, and reputational harm, all of which could harm our business.

Our securitizations, whole loan sales and warehouse facilities expose us to certain risks, and we can provide no assurance that we will be able to access the securitization or whole loan sales markets, or secured warehouse credit facilities, in the future, which may require us to seek more costly financing.
We have facilitated the securitizations, and may in the future facilitate securitizations, of certain loans acquired from our bank partners in order to allow certain of our originating bank partners, our whole loan purchasers and ourselves to liquidate their loans through the asset-backed securities markets or through other capital markets products. In term asset-backed securities transactions, we sell and convey pools of loans to a special purpose entity, or SPE. We likewise fund certain loans on our balance sheet by selling loans to warehouse trust SPEs, which loan sales are partially financed with associated warehouse credit facilities from banks. Concurrently, each securitization SPE issues notes or certificates pursuant to the terms of indentures and trust agreements, or in the case of the warehouse facilities, the warehouse trust SPE borrows money from banks pursuant to credit and security agreements. The securities issued by the SPEs in asset-backed securitization transactions and the lines of credit borrowed by the warehouse SPEs are each secured by the pool of loans owned by the applicable SPE. In exchange for the sale of a portion of a given pool of loans to the SPE, we and/or our whole loan purchasers who contribute loans to the transactions receive cash and/or securities representing equity interests in such SPE, which are the proceeds from the sale of the securities. The equity interests the SPEs are residual interests in that they entitle the equity owners of such SPEs, including us, to a certain proportion of the residual cash flows, if any, from the loans and to any assets remaining in such SPEs once the notes are satisfied and paid in full (or in the case of a revolving loan, paid in full and all commitments terminated). As a result of challenging credit and liquidity conditions, the value of the subordinated securities we or other transaction participants retain in such SPEs might be reduced or, in some cases, eliminated.

During periods of financial disruption, such as the financial crisis that began in 2008 and the COVID-19 pandemic that began in early 2020, the securitization market has constrained, and this could continue or occur again in the future. In addition, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities, could result in decreased investor demand for securities issued through our securitization transactions, or increased competition from other institutions that undertake securitization transactions. In addition, compliance with certain regulatory requirements, including the Dodd-Frank Act, the Investment Company Act and the so-called “Volcker Rule,” may affect the type of securitizations that we are able to complete.

If it is not possible or economical for us to securitize loans in the future, we would need to seek alternative financing to support our loan funding programs and to meet our existing debt obligations. Such funding may not be available on commercially reasonable terms, or at all. If the cost of such loan funding mechanisms were to be higher than that of our securitizations, the fair value of the loans would likely be reduced, which would negatively impact our results of operations. If we are unable to access such financing, our ability to originate loans and our results of operations, financial condition and liquidity would be materially adversely affected.

The gain on sale and related servicing fees generated by our whole loan sales, and the servicing fees based on sales of asset-backed securities and interests in our legacy fractional loan program, also represent a significant source of our earnings. We cannot assure you that our loan purchasers will continue to purchase loans or interests in loans on our platform (either through whole loan sales or asset-backed securities) or that they will continue to purchase loans in transactions that generate the same spreads and/or fees that we have historically obtained. Factors that may affect loan purchaser demand for loans include:
•competition among loan originators that can sell either larger pools of loans than we are able to sell or pools of loans that have characteristics that are more desirable to certain loan purchasers than the characteristics that our loan pools have;
•the extent to which servicing fees and other expenses may reduce overall net return on purchased pools of loans;
•the actual or perceived credit performance and loan grade and term mix of the portfolios of loans offered for sale;
•loan purchasers’ sector and company investment diversification requirements and strategies;
•higher yielding investment opportunities at a risk profile deemed similar to our sold loan portfolios;
•borrower prepayment behavior within the underlying pools;
•regulatory or investment practices related to maintaining net asset value, mark-to-market and similar metrics surrounding pools of purchased loans; and
•the ability of our loan purchasers to access funding and liquidity channels, including securitization markets, on terms they find acceptable to deliver an appropriate return net of funding costs, as well as general market trends that affect the appetite for loan financing investments.

Potential investors in our loan funding programs may also reduce the prices investors in those products are willing to pay for the loans or interests in loans they purchase during periods of economic slowdown or recession to compensate for any increased risks. A reduction in the sale price of the loans and loan financing products we sell would negatively impact our operations and returns. Any sustained decline in demand for loans or loan financing products, or any increase in delinquencies, defaults or losses that result from economic downturns, may also reduce the price we receive on future loan sales.
Our securitizations are subject to regulation under federal law, and failure to comply with those laws could adversely affect our business.
Our loan securitizations and sales of asset-backed securities are subject to regulation under federal law, and banks and other regulated financial institutions acquiring and holding asset-based securities, including asset-backed securities sponsored by us, are subject to capital and leverage requirements. These requirements, which are costly to comply with, could decrease investor demand for securities issued through our securitization transactions. For example, the Credit Risk Retention rule, codified as Regulation RR under the Exchange Act, was jointly adopted by the SEC, the Department of the Treasury, the Federal Reserve System, the Federal Deposit Insurance Corporation, the Federal Housing Finance Agency, and the Department of Housing and Urban Development in 2014. Regulation RR generally requires the sponsor of asset-backed securities to retain not less than five percent of the credit risk of the assets collateralizing the securities, and generally prohibits the sponsor or its affiliate from directly or indirectly hedging or otherwise selling or transferring the retained credit risk for a specified period of time, depending on the type of asset that is securitized. Some aspects of these risk retention rules have not been the subject of significant separate guidance. We believe, but cannot be certain, that we have conducted our business, and will continue to conduct our business, in such a way that we are compliant with these risk retention rules. However, if we have failed to comply, or should fall out of compliance with these rules, it could adversely affect our source of funding and our business.

We may also face regulatory risks related to compliance with Section 13 of the Bank Holding Company Act, commonly known as the “Volcker Rule,” which prohibits banking entities from acquiring an ownership interest in entities that are investment companies for purposes of the Investment Company Act, or would be investment companies but for Sections 3(c)(1) or 3(c)(7) of the Investment Company Act, which are generally known as “private funds.” This means that in order for a banking entity regulated under the Volcker Rule to purchase certain asset-backed securities issued by our affiliates, such affiliates may need to rely on another exemption or exception from being deemed “investment companies” if they wish to continue selling to banking entities. Currently, those affiliates generally rely on Rule 3a-7 under the Investment Company Act, which provides an exclusion to the definition of an investment company for issuers that pool income-producing assets and issue securities backed by those assets. However, if a regulator or other third party were to find or assert that our analysis under Rule 3a-7 (or, where applicable, some other exemption or exemption) is incorrect, banks that have purchased asset-backed securities may be able to rescind those sales, which would adversely affect our business. We believe, but cannot guarantee, that we have conducted our business, and will continue to conduct our business, in such a way that enables our applicable banking entity investors to be compliant with the Volcker Rule.

RISKS RELATED TO LOAN FUNDING AND INDEBTEDNESS

If we are unable to maintain a diverse and robust loan funding program, our growth prospects, business, financial condition and results of operations could be adversely affected.
Our business depends on sourcing and maintaining a diverse and robust loan funding program to fund Upstart-powered loans that our bank partners are unable or unwilling to retain on their balance sheets. In the year ended December 31, 2020, approximately 21% of Upstart-powered loans were retained by the originating bank while approximately 77% of Upstart-powered loans were purchased by investors through our loan funding program, which includes whole loan sales to institutional investors, asset-backed securitization transactions, and utilization of committed and uncommitted warehouse credit facilities. While our loan funding program is diverse, only a limited portion of such funding sources are committed or guaranteed. We cannot be sure that these funding sources will continue to be available on reasonable terms or at all beyond the current maturity dates of our existing securitizations and debt financing arrangements.

Further, events of default or breaches of financial, performance or other covenants, or worse than expected performance of certain pools of loans underpinning our asset-backed securitizations or other debt facilities, could reduce or terminate our access to funding from institutional investors. Loan performance is dependent on a number of factors, including the predictiveness of our AI models and social and economic conditions. The availability and capacity of certain loan funding sources also depends on many factors that are outside of our control, such as credit market volatility and regulatory reforms. For example, at the start of the COVID-19 pandemic, the availability of most of our loan funding sources was significantly reduced. In the event of another sudden or unexpected shortage or restriction on the availability of loan funding sources, we may not be able to maintain the necessary levels of funding to retain current loan volume without incurring substantially higher funding costs, which could adversely affect our business, financial condition and results of operations.

In connection with our loan funding programs, we make representations and warranties concerning the loans sold, and if such representations and warranties are not accurate when made, we could be required to repurchase the loans.
In our loan funding programs, including asset-backed securitizations and whole loan sales, we make numerous representations and warranties concerning the characteristics of the Upstart-powered loans sold and transferred in connection with such transactions, including representations and warranties that the loans meet the eligibility requirements of those facilities and of investors in our loan funding programs. If those representations and warranties were not accurate when made, we may be required to repurchase the underlying loans. Failure to repurchase so-called ineligible loans when required could constitute an event of default or termination event under the agreements governing our various loan funding programs. Through December 31, 2020, the number of repurchased Upstart-powered loans as a result of inaccurate representations and warranties represents less than 0.34% of all Upstart-powered loans. While only a small number of Upstart-powered loans have been historically repurchased by us, there can be no assurance that we would have adequate cash or other qualifying assets available to make such repurchases if and when required. Such repurchases could be limited in scope, relating to small pools of loans, or significant in scope, across multiple pools of loans. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, our business, financial condition and results of operations could be adversely affected.

Corporate and asset-backed debt ratings could adversely affect our ability to fund loans through our loan funding programs at attractive rates, which could negatively affect our results of operations, financial condition and liquidity.
Our unsecured senior corporate debt currently has no rating, and we have never issued unsecured debt securities in the capital markets. Asset-backed securities sponsored or co-sponsored by us are currently rated by a limited number of debt rating agencies. Structured finance ratings reflect these rating agencies’ opinions of our receivables credit performance and ability of the receivables cash flows to pay interest on a timely basis and repay the principal of such asset-backed securitizations, as well as our ability to service the receivables and comply with other obligations under such programs, such as the obligation to repurchase loans subject to breaches of loan-level representations and warranties. Such ratings also reflect the rating agencies’ opinions of other service providers in such transactions, such as trustees, back-up servicers, charged-off loan purchasers and others.

Any future downgrade or non-publication of ratings may increase the interest rates that are required to attract investment in such asset-backed securities, adversely impacting our ability to provide loan liquidity to our bank partners and whole loan purchasers. As a result, our lack of parent debt rating and any possible downgrades to the ratings of our asset-backed securities could negatively impact our business, financial condition and results of operations.

We rely on borrowings under our corporate and warehouse credit facility to fund certain aspects of our operations, and any inability to meet our obligations as they come due or to comply with various covenants could harm our business.

Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. As of December 31, 2020, we had $20.5 million outstanding principal under the term loans and revolving credit facilities. These borrowings are secured by all the assets of the company that have not otherwise been sold or pledged to secure bank debt or securities associated with structured finance facilities, such as assets belonging to our consolidated warehouse trust special purpose entities and securitization trusts. These credit agreements contain operating and financial covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain transactions and limitations on dividends and stock repurchases. We have in the past, and may in the future, fail to comply with certain operating or financial covenants in our credit agreements, requiring a waiver from our lenders. Our ability to comply with or renegotiate these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under such agreements and any future financial agreements into which we may enter. If we were to default on our credit obligations and such defaults were not waived, our lenders may require repayment of any outstanding debt and terminate their agreements with us.

In addition, we, through our warehouse trust special purpose entities, have entered into warehouse credit facilities to partially finance the purchase of loans from certain banks that originate loans through our platform, which credit facilities are secured by the purchased loans. We generally hold these loans on our balance sheet until we can contribute them into term securitization transactions or otherwise liquidate them. Occasionally some of these loans may stay on our balance sheet indefinitely, including some loans that are the result of product development activities. On November 2, 2020, we repaid all outstanding borrowings under one of our warehouse credit facilities in the amount of $4.0 million and terminated the corresponding warehouse credit facility.

Under our warehouse credit facility, we may borrow up to $100.0 million until May 2021, and any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity in May 2022. As of December 31, 2020, the amount borrowed under this credit facility was $35.0 million, and $60.2 million of aggregated fair value of loans purchased were pledged as collateral.

Our warehouse credit facility imposes operating and financial covenants on the warehouse trust special purpose entity, and under certain events of default, the lender could require that all outstanding borrowings become immediately due and payable or terminate their agreement with us. We have in the past, and may in the future, fail to comply with certain operating or financial covenants in our warehouse credit facility, requiring a waiver from our lenders. If we are unable to repay our obligations at maturity or in the event of default, the borrowing warehouse trust special purpose entity may have to liquidate the loans held as collateral at an inopportune time or price or, if the lender liquidated the loans, such warehouse trust would have to pay any amount by which the original purchase price exceeded their sale price. An event of default would negatively impact our ability to purchase loans from our platform and require us to rely on alternative funding sources, which might increase our costs or which might not be available when needed. If we were unable to arrange new or alternative methods of financing on favorable terms, we might have to curtail our loan funding programs, which could have an adverse effect on our bank partners’ ability or willingness to originate new loans, which in turn would have an adverse effect on our business, results of operations and financial condition.

Some of our borrowings carry a floating rate of interest linked to the London Inter-bank Offered Rate, or LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority, or FCA, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, while the FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate, it is possible that beginning in 2022, LIBOR will no longer be available as a reference rate. In particular, the interest rate of borrowings under our warehouse credit facilities and certain related interest rate hedging arrangements are predominately based upon LIBOR. While these agreements generally include alternative rates to LIBOR, if a change in indices results in interest rate increases on our debt, debt service requirements will increase, which could adversely affect our cash flow and results of operations. We do not expect a materially adverse change to our financial condition or liquidity as a result of any such changes or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.

We may need to raise additional funds in the future, including through equity, debt or convertible debt financings, to support business growth and those funds may not be available on acceptable terms, or at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new loan products, enhance our AI models, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity, debt or convertible debt financings to secure additional funds. If we raise additional funds by issuing equity securities or securities convertible into equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders.

If we are unable to obtain adequate financing or on terms satisfactory to us when we require it, we may be unable to pursue certain business opportunities and our ability to continue to support our business growth and to respond to business challenges could be impaired and our business may be harmed.

RISKS RELATED TO TAXES

Our ability to use our deferred tax assets to offset future taxable income may be subject to certain limitations that could subject our business to higher tax liability.

We may be limited in the portion of net operating loss carryforwards, or NOLs, that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. The Tax Cuts and Jobs Act, or the Tax Act, made broad and complex changes to U.S. tax law, including changes to the uses and limitations of NOLs. For example, in the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the taxable year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the Tax Act, as modified by the CARES Act, NOLs from taxable years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020, but the 80% limitation on the use of NOLs from taxable years that began after December 31, 2017 does not apply for taxable income in taxable years beginning before January 1, 2021. NOLs arising in taxable years ending after December 31, 2017 can be carried forward indefinitely, but NOLs generated in taxable years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership, including this or future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. On the basis of this evaluation, a full valuation allowance has historically been recorded to recognize only deferred tax assets that are more likely than not to be realized. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

Changes in tax laws could have a material adverse effect on our business, financial condition and results of operations.

Changes in tax laws could have a material adverse effect on our business, financial condition and results of operations. For example, the Tax Act contained significant changes to U.S. tax law, including a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the Tax Act on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. The impact of the Tax Act may be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. As we expand the scale of our business activities, any changes in the U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition and results of operations.

We are subject to taxes in the United States under federal, state and local jurisdictions in which we operate. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation and macroeconomic, political or other factors. For example, the results of the recent U.S Presidential and Congressional elections may lead to tax law changes. We may be subject to examination in the future, by federal, state and local authorities on income, employment, sales and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition and results of operations. Various tax authorities may disagree with tax positions we take and if any such tax authorities were to successfully challenge one or more of our tax positions, the results could adversely affect our financial condition. Further, the ultimate amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. The determination of our overall provision for income and other taxes is inherently uncertain as it requires significant judgment around complex transactions and calculations. As a result, fluctuations in our ultimate tax obligations may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition and results of operations in the periods for which such determination is made.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, gross receipts, value added or similar taxes and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our business, financial condition and results of operations.

The application of indirect taxes, such as sales and use tax, value-added tax, goods and services tax, business tax and gross receipts tax, to platform businesses is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations and as a result amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. Such taxes could adversely affect our financial condition and results of operations.

We may face various indirect tax audits in various U.S. jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may raise questions about or challenge or disagree with our calculation, reporting or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could harm our business, financial condition and results of operations. Although we have reserved for potential payments of possible past tax liabilities in our financial statements, if these liabilities exceed such reserves, our financial condition will be harmed.

As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may adversely impact our results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The trading price of our common stock may be volatile, and you could lose all or part of your investment.
The trading price of our common stock may be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of financial technology stocks;
•changes in operating performance and stock market valuations of other financial technology companies and technology companies that offer services to financial institutions;
•sales of shares of our common stock by us or our stockholders;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;
•announcements by us or our competitors of new products, features, or services;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•changes in prevailing interest rates;
•quarterly fluctuations in demand for the loans we facilitate through our platform;
•fluctuations in the trading volume of our shares or the size of our public float;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•compliance with government policies or regulations;
•the issuance of any cease-and-desist orders from regulatory agencies that we are subject to;
•developments or disputes concerning our intellectual property or other proprietary rights;
•actual or perceived data security breaches or other data security incidents;
•announced or completed acquisitions of businesses, products, services, or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•recruitment or departure of key personnel;
•other events or factors, including those resulting from war, incidents of terrorism, political unrest, natural disasters, pandemics or responses to these events; and
•general economic conditions and slow or negative growth of our markets.
The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigation has often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Certain insiders have significant voting power, which could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, officers, and each of our stockholders who own greater than 5% of our outstanding capital stock and their affiliates, in the aggregate, beneficially own a majority of the outstanding shares of our capital stock. As a result, these stockholders, if acting together, are able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale, and might ultimately affect the trading price of our common stock.

A substantial portion of the outstanding shares of our common stock are restricted from immediate resale but may be sold on a stock exchange in the near future. The large number of shares of our capital stock eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. Our executive officers, directors, and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or have entered into lock-up agreements with the underwriters under which they have agreed, subject to specific exceptions, not to sell any of our stock for 180 days after December 15, 2020. We refer to such period as the lock-up period. In addition, the underwriter representatives may, in their discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares upon expiration, or the perception that such sales may occur, or early release of the lock-up, could cause our share price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Subject to the provisions of Rule 144 or Rule 701 under the Securities Act, beginning 181 days after December 15, 2020 (subject to the terms of the lock-up agreements and market standoff agreements described above), a significant number shares of our common stock will be eligible for sale in the public market from time to time thereafter, subject in some cases to the volume and other restrictions of Rule 144, as described below.
Certain stockholders are entitled, under our investors’ rights agreement, to require us to register shares owned by them for public sale in the United States. In addition, we may file a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and the expiration or waiver of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the United States in the open market.

Sales of our shares may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock.

Our common stock does not provide any rights directly related to the loans we hold.
Investors in our common stock own a form of equity that may provide returns based on either an increase in the value of the stock or any distributions made to common stockholders. Investors will not, however, receive any interest in or fees based on the loans or other assets we hold on our balance sheet. In particular, investors in our common stock will not receive any distributions directly based on principal or interest payments made by borrowers on the loans we hold. Those loans are not directly related in any way to the common stock investors’ purchase.

You may be diluted by the future issuance of additional common stock in connection with our equity incentive plans, acquisitions or otherwise.

Our amended and restated certificate of incorporation authorizes us to issue our 626,685,974 shares of authorized but unissued common stock and rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 5,520,000 shares for issuance under our 2020 Equity Incentive Plan subject to adjustment in certain events. Any common stock that we issue, including under our 2020 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our common stock.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our common stock.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•our Board of Directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;
•vacancies on our Board of Directors will be able to be filled only by our Board of Directors and not by stockholders;
•only the Chair of our Board of Directors, our Chief Executive Officer, or a majority of our entire Board of Directors are authorized to call a special meeting of stockholders;
•certain litigation against us can only be brought in Delaware;
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and
•any amendment of the above anti-takeover provisions in our amended and restated certificate of incorporation or amended and restated bylaws will require the approval of two-thirds of the combined vote of our then-outstanding shares of our common stock.
These anti-takeover defenses could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock, and could also affect the price that some investors are willing to pay for our common stock.

Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws also provide that the federal district courts of the United States of America is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We note, however, that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder, and that there is uncertainty as to whether a court would enforce this exclusive forum provision. Further, the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. For example, in December 2018, the Court of Chancery of the State of Delaware determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. Although this decision was reversed by the Delaware Supreme Court in March 2020, other courts may still find these provisions to be inapplicable or unenforceable.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. This exclusive forum provision does not apply to any causes of action arising under the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. If a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

Our common stock market price and trading volume could decline if equity or industry analysts do not publish research or publish inaccurate or unfavorable research about our business.
The trading market for our common stock will depend in part on the research and reports that equity or industry analysts publish about us or our business. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the price and trading volume of our common stock to decline.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, under the JOBS Act, emerging growth companies can delay the adoption of certain new or revised accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or that have opted out of using such extended transition period, which may make comparison of our financial statements with those of other public companies more difficult. We may take advantage of these exemptions for so long as we are an “emerging growth company.” We cannot predict if investors will find our common stock less attractive to the extent that we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile. We expect to lose our “emerging growth company” status upon the filing of the Form 10-K for the year ending December 31, 2021.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, especially once we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

We also expect that being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage, incur substantially higher costs to obtain coverage or only obtain coverage with a significant deductible. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our Board of Directors, particularly to serve on our audit committee and compensation committee.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards or our efforts differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

Our management team has limited experience managing a public company.
Our management team has limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. These new obligations and constituents require significant attention from our management team and may divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

We do not intend to pay dividends for the foreseeable future.
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. In addition, the terms of our existing corporate debt agreements do, and any future debt agreements may, preclude us from paying dividends. As a result, capital appreciation of our common stock, if any, will be the only way for stockholders to realize any future gains on their investment for the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.
ITEM 2. PROPERTIES

Our corporate headquarters are located in San Mateo, California and Columbus, Ohio and consist of approximately 48,244 square feet and 54,870 square feet of space, respectively, under leases that expire in March 2024 and June 2027, respectively. We also lease and license facilities in New York, New York.

We lease all of our facilities and do not own any real property. We intend to procure additional space in the future as we add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see “Note 12. Commitments and Contingencies” in Part II, Item 8 of this Form 10-K incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been traded on the Nasdaq Global Select Market under the ticker symbol “UPST” since December 16, 2020. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 1, 2021, we had 257 holders of record of our common stock. Because many of our shares of common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these holders of record.

Dividend Policy

We have never declared nor paid cash dividends on our capital stock and we do not expect to declare or pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board of Directors may deem relevant.
.
Unregistered Sales of Equity Securities

From January 1, 2020 through December 16, 2020 (the date of the filing of our registration statement on Form S-8), we granted to our directors, officers, employees, and consultants options to purchase an aggregate of 5,709,030 shares of our common stock under our 2012 Stock Plan at exercise prices ranging from $8.39 to $20.23 per share.

From January 1, 2020 through December 16, 2020 (the date of the filing of our registration statement on Form S-8) we issued to our directors, officers, employees, and consultants an aggregate of 1,284,468 shares of common stock upon the exercise of options issued under our 2012 Stock Plan at exercise prices ranging from $0.15 to $8.88 per share, for an aggregate exercise price of $2.3 million.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2021 Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2020.

Use of Proceeds from Initial Public Offering

On December 18, 2020, we closed our initial public offering in which we sold 9,000,000 shares of common stock at a price to the public of $20.00 per shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-249860), which was declared effective by the SEC on December 15, 2020. We raised net proceeds of $167.4 million from the IPO, after deducting underwriting discounts and commissions and before deferred offering costs of $7.9 million. There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus filed with the SEC on December 16, 2020 pursuant to Rule 424(b)(4) of the Securities Act.

The underwriters of our IPO were Goldman Sachs & Co. LLC, BofA Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, Barclays Capital Inc., JMP Securities LLC, and Blaylock Van, LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Upstart Holdings, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Nasdaq Global Select Index and the S&P Information Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 16, 2020, the date our common stock began trading on the Nasdaq Global Select Market, and its relative performance is tracked through December 31, 2020. The returns shown are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Upstart Holdings, Inc., the NASDAQ Global Select Index and the S&P Information Technology Index

$150
$140
$130
$120
$110
$100
$90
$80
12/16/20
12/31/20
Upstart Holdings, Inc.
NASDAQ Global Select
S&P Information Technology

*$100 invested on 12/16/20 in stock or 11/30/20 index, including reinvestment of dividends

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated statements of operations data for the years ended December 31, 2017, 2018, 2019, and 2020 and the consolidated balance sheet data as of December 31, 2018, 2019, and 2020 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the following selected consolidated financial and other data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2017	2018	2019	2020
Revenue:
Revenue from fees, net	$51,161	$88,482	$159,847	$228,600
Interest income and fair value adjustments, net	6,128	10,831	4,342	4,816
Total revenue	57,289	99,313	164,189	233,416
Operating expenses:
Sales and marketing	33,838	63,633	93,175	99,659
Customer operations	10,232	15,416	24,947	37,581
Engineering and product development	5,324	8,415	18,777	38,802
General, administrative, and other	15,431	19,820	31,865	45,609
Total operating expenses	64,825	107,284	168,764	221,651
Income (loss) from operations	(7,536)	(7,971)	(4,575)	11,765
Other income	330	487	1,036	5,549
Expense on warrants and other non-operating expenses, net	(1,649)	(3,734)	(1,407)	(11,364)
Net income (loss) before income taxes	(8,855)	(11,218)	(4,946)	5,950
Provision for income taxes	6	—	74	371
Net income (loss) before attribution to noncontrolling interests	(8,861)	(11,218)	(5,020)	5,579
Net income (loss) attributable to noncontrolling interests	(1,144)	1,101	(4,554)	(404)
Net income (loss) attributable to Upstart Holdings, Inc. common stockholders	$(7,717)	$(12,319)	$(466)	$5,983
Net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, basic and diluted	$(0.56)	$(0.87)	$(0.03)	$—
Weighted-average number of shares outstanding used in computing net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, basic and diluted	13,873,810	14,128,183	14,335,611	17,513,670

Condensed Consolidated Balance Sheet Data

	December 31,
	2018	2019	2020
Cash	$73,038	$44,389	$250,819
Loans (at fair value)	502,666	232,305	78,460
Notes receivable and residual certificates (at fair value)	8,314	34,116	19,074
Total assets	645,908	393,462	477,255
Borrowings	74,983	118,609	62,626
Payable to securitization note holders and residual certificate holders	373,068	96,107	—
Total liabilities	542,655	292,604	177,003
Convertible preferred stock	157,923	162,546	—
Accumulated deficit	(75,078)	(75,205)	(69,222)
Total Upstart Holdings, Inc. stockholders’ equity (deficit)	(66,671)	(62,714)	300,252
Noncontrolling interests	12,001	1,026	—
Total stockholders’ equity (deficit)	(54,670)	(61,688)	300,252
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$645,908	$393,462	$477,255

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Consolidated Financial and Other Data” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
Upstart applies modern data science and technology to the process of underwriting consumer credit. By providing our bank partners with a proprietary AI-based origination platform, we help them originate credit with higher approval rates, lower loss rates and a high degree of automation. As our technology continues to improve and additional banks adopt our platform, consumers benefit from improved access to affordable and frictionless credit.

We believe that banks will continue to be at the forefront of consumer lending in the United States. We believe AI lending will become increasingly critical as this industry continues to undergo a broad digital transformation. Our strategy is to partner with banks, providing them with an exceptional AI lending platform that they can configure as they originate consumer loans under their own brand, according to their own business and regulatory requirements.

Consumers can obtain Upstart-powered loans in one of two ways: either by referral from Upstart.com to one of our bank partners, or directly through our bank partners’ own websites, where our lending technology and experience is bank-branded. Our direct bank partner channel represents a small but growing portion of our overall volume, and we believe this portion will continue to grow over time as we onboard new bank partners.

Our bank partners can retain loans that align with their business and risk objectives. For loans that are not retained by our bank partners, we help diversify the funding of these loans to a broad base of institutional investors that invest in Upstart-powered loans. In the year ended December 31, 2020, approximately 21% of Upstart-powered loans were retained by the originating bank, while about 77% of Upstart-powered loans were purchased by institutional investors through our loan funding programs. Over the last few years, the percentage of loans retained by bank partners has fluctuated, but generally increased, while the percentage of loans funded through our balance sheet has generally decreased and the percentage of loans purchased by institutional investors has remained high and relatively stable.
Our Economic Model
Upstart’s revenues are primarily earned in the form of three separate usage-based fees, which can be either dollar or percentage based depending on the contractual arrangement. We charge our bank partners a referral fee each time we refer a borrower who obtains a loan. Separately, we charge bank partners a platform fee each time they originate a loan using our platform. These fees are contracted for and charged separately, although they are generally combined for accounting purposes as they usually represent a single performance obligation. We do not charge the borrowers on our platform any referral, platform or other similar fees for our loan matching services.

We also charge the holder of the loan (either a bank or institutional investor) an ongoing annualized servicing fee based on the outstanding principal over the lifetime of the loan for ongoing servicing of the loan. In addition, we earn a small portion of our revenue from interest income and our securitization activities.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loans on our platform today are predominantly sourced from Upstart.com. For these loans, we incur variable costs in the form of borrower acquisition costs and borrower verification and servicing costs. Borrower acquisition costs and borrower verification and servicing costs are highly correlated with the Number of Loans Transacted on our platform and trended upwards on an annual basis. A small number of loans were sourced directly through bank partners in which we received no referral fee and incurred no acquisition cost. The rising level of automation and continued improvements to our Conversion Rate achieved through our increasingly sophisticated risk models and our evolving channel mix have contributed to improving loan unit economics over time. We further believe that bank-sourced loans can be an important driver of volume growth in the medium-term future; to the extent we are able to increase the number of loans sourced directly through our bank partners, our contribution margin would be positively impacted.

COVID-19 Pandemic Impact
The onset of the COVID-19 pandemic began to impact origination volumes on our platform in the second half of March 2020. A rapid rise in unemployment in the United States led to the potential for increased losses for new originations by our AI models, reduction in originations by bank partners, and a temporary pause in loan funding from institutions and capital markets. These factors collectively resulted in an 86% reduction in the number of loans originated and a 73% reduction in revenue in the second quarter of 2020 compared to the first quarter of 2020.

In response to the market conditions caused by the COVID-19 pandemic, we made certain operational changes, including increases to the fees we charge our bank partners and reductions in our sales and marketing activities and certain operational expenses. We continue to evaluate market and other conditions and may make additional changes to our fees or marketing activities, or implement additional operational changes, in the future.

Origination volumes recovered quickly, beginning in June 2020, as unemployment plateaued. For the year ended December 31, 2020, the Number of Loans Transacted was 300,379, representing a 40% increase compared to the Number of Loans Transacted in the year ended December 31, 2019.

To support borrowers suffering from income loss due to the pandemic, Upstart worked with its bank partners to offer hardship plans that, among other things, allowed affected borrowers to defer loan payments for up to two months. At the peak, approximately 5.6% of borrowers on our platform had enrolled in a hardship program, less than half the rate of online lending industry benchmarks. Since this time, approximately 95% of these impacted borrowers have exited the hardship program and resumed making loan payments. Due to the strength of our AI model, we expect that the COVID-19 pandemic will have minimal impact on bank partners and institutional investor performance for Upstart-powered loans originated prior to the second quarter of 2020.

Although significant government assistance was provided during the COVID-19 pandemic, the resilience of our bank partner results during this time provides evidence of the benefits that our AI models can offer to bank lending programs. We believe these benefits are even more compelling and valuable during periods of economic downturn.
Factors Affecting Our Performance
Continued Improvements to Our AI Models
Much of our historical growth has been driven by improvements to our AI models. These models benefit over time from a flywheel effect that is characteristic of machine learning systems: accumulation of repayment data leads to improved accuracy of risk and fraud predictions, which results in higher approval rates and lower interest rates, leading to increased volume, and consequently greater accumulation of repayment data. This virtuous cycle describes an important mechanism by which our business grows simply through model learning and recalibration. We expect to continue to invest significantly in the development of our AI models and platform functionalities.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Beyond the ongoing accumulation of repayment data used to train our models, we also frequently make discrete improvements to model accuracy by upgrading algorithms and incorporating new variables, both of which have historically resulted in higher approval rates, more competitive loan offers, increased automation, and faster growth. As a second order effect, the impact of these improvements on our conversion funnel also allow us to unlock new marketing channels over time that have previously been unprofitable.

We believe that ongoing improvements to our technology in this manner will allow us to further expand access and lower rates for creditworthy borrowers, which will continue to fuel our growth. Should the pace of these improvements slow down or cease, or should we discover forms of model upgrades which improve accuracy at the expense of volume, our growth rates could be adversely affected.
Bank and Market Adoption
Banks play two key roles in Upstart’s ecosystem: funding loans and acquiring new customers. Banks tend to enjoy among the most efficient sources of funding due to their expansive base of deposits. As they adopt our technology and fund a growing proportion of our platform transactions, offers made to borrowers will typically improve, generally leading to higher conversion rates and faster growth for our platform.

New bank partners also represent additional acquisition channels through which we can reach and source prospective new borrowers, as these banks develop and implement their own digital and in-branch campaigns to drive traffic from their existing customer base to our platform. We view this emerging growth channel to be additive to the marketing acquisition programs we currently run at Upstart.
To provide funding support for our bank partners, we have built a broad network of institutional investors that can fund Upstart-powered loans through secondary loan purchasing, issuance of pass-through certificates and investment in asset-backed securitizations. This diverse network of capital helps to minimize our reliance on any one funding source. However, any trend towards reduced participation by banks will generally erode the overall competitiveness of the offers on our platform, and any declining trend in the participation of broader institutional investment markets with respect to funding availability for Upstart-powered loans could adversely affect our business.
Product Expansion and Innovation
We intend to continue developing new financial products that address a broader set of consumer needs over time. We recently announced our entry into the auto lending market and we believe that significant growth opportunities exist to apply our evolving technology to additional segments of credit, such as credit cards, mortgages, student loans, point-of-sale loans, and HELOCs. In addition, we aim to serve a broader role of technology enablement for banks, which we believe will seek more comprehensive technology solutions from their suppliers. For example, we recently began offering an application programming interface product to banks that allows them to utilize our AI underwriting models to support their loan origination process for personal, auto, and student loans. We will incur expenses and opportunity cost to develop and launch new products. Monetization prospects for new products are uncertain, and costs associated with developing and marketing new products might not be recovered, which could weigh on our top-line growth and profitability.
Impact of Macroeconomic Cycles
Economic cycles can impact our financial performance and related metrics, including consumer demand for loans, conversion rates and the interest rates our bank partners and institutional investors are willing to accept. In a potential downturn, we believe consumer lending will generally contract, including the volume transacted on our own platform. However, the performance of Upstart-powered loans through an economic downturn, such as that experienced during the COVID-19 pandemic, will be important in further validating our AI models with banks and institutional investors. If we are able to continue demonstrating the resilience of Upstart-powered loans through future macroeconomic cycles relative to general consumer credit, it could strengthen our competitive positioning as we emerge from such downturns.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Key Operating and Financial Metrics
We focus on several key operating and financial metrics to measure the performance of our business and help determine strategic direction.

	Year Ended December 31,
	2018	2019	2020
Number of Loans Transacted	114,125	215,122	300,379
Conversion Rate	9.1%	13.1%	15.2%
Percentage of Loans Fully Automated	53%	66%	70%
Contribution Profit(1)	$13,098	$48,940	$105,088
Contribution Margin(1)	15%	31%	46%
Adjusted EBITDA(1)	$(6,226)	$5,595	$31,509
Adjusted EBITDA Margin(1)	(6)%	3%	13%
Adjusted net income (loss)(1)	$(10,274)	$3,340	$17,496
Adjusted net income (loss) per share
Basic(1)	$(0.73)	$0.23	$1.00
Diluted(1)	$(0.73)	$0.05	$0.23
_______
(1)Represents a non-GAAP financial measure. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for further information.

Number of Loans Transacted
We define the Number of Loans Transacted as the transaction volume, measured by number of loans facilitated on our platform, between a borrower and originating bank during the period presented. We believe this metric to be a good proxy for our overall scale and reach as a platform.
Conversion Rate
We define Conversion Rate as the Number of Loans Transacted in a period divided by the number of rate inquiries received, which we record when a borrower requests a loan offer on our platform. We track this metric to understand the impact of improvements to the efficiency of our borrower funnel on our overall growth. Historically, our Conversion Rate has benefited from improvements to our technology, which have made our evaluation of risk more accurate and our verification process more automated, or from the addition of bank partners that have made our offers more competitive. Our ability to continue to improve our Conversion Rate depends in part on our ability to continue to improve our AI models and Percentage of Loans Fully Automated and the mix of marketing channels in any given period.
Percentage of Loans Fully Automated
A key driver of our contribution margin and operating efficiency is the Percentage of Loans Fully Automated, which is defined as the total number of loans in a given period originated end-to-end (from initial rate request to final funding) with no human involvement divided by the Number of Loans Transacted in the same period. We have been successful in increasing the level of loan automation on the platform over the past few years while simultaneously holding fraud rates constant and at very low levels. We believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. We expect the Percentage of Loans Fully Automated to level off and remain relatively constant in the long term, and to the extent we expand our loan offerings beyond unsecured personal loans, we expect that such percentage may decrease in the short term.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Contribution Profit and Contribution Margin
To derive Contribution Profit, we subtract from revenue from fees, net our borrower acquisition costs as well as our borrower verification and servicing costs. To calculate Contribution Margin we divide Contribution Profit by revenue from fees, net.

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Year Ended December 31,
	2018	2019	2020
Referral fees, net	$53,869	$90,672	$133,425
Platform fees, net	29,512	53,383	66,832
Servicing fees, net	5,101	15,792	28,343
Revenue from fees, net	88,482	159,847	228,600
Borrower acquisition costs(1)	(61,658)	(89,569)	(91,700)
Borrower verification and servicing costs(2)	(13,726)	(21,338)	(31,812)
Total direct expenses	(75,384)	(110,907)	(123,512)
Contribution Profit	$13,098	$48,940	$105,088
Contribution Margin	15%	31%	46%
_______
(1)Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities
(2)Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans.

See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of income (loss) from operations to Contribution Profit.

Adjusted EBITDA and Adjusted EBITDA Margin
We calculate Adjusted EBITDA as net income (loss) attributable to Upstart Holdings, Inc. stockholders adjusted to exclude stock-based compensation expense, depreciation and amortization, expense on warrants and other non-operating expenses, net and provision for income taxes. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue. Adjusted EBITDA and Adjusted EBITDA Margin includes interest expense from corporate debt and warehouse credit facilities which is incurred in the course of earning corresponding interest income. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net loss attributable to Upstart Holdings, Inc. common stockholders to Adjusted EBITDA and Adjusted EBITDA Margin.

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share
We See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income (loss) attributable to Upstart Holdings, Inc. common stockholders to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Components of Results of Operations
Revenue from Fees, Net
Platform and Referral Fees, Net
We charge our bank partners platform fees in exchange for usage of our AI lending platform, which includes collection of loan application data, underwriting of credit risk, verification and fraud detection, and the delivery of electronic loan offers and associated documentation. We also charge referral fees to our bank partners in exchange for the referral of borrowers from Upstart.com. Referral fees are charged to bank partners on a per borrower basis upon origination of a loan. For bank partners that use our loan funding capabilities, these fees are charged net of any fees the bank partner charges Upstart. Upstart pays these bank partners a one-time loan premium fee upon completion of the minimum holding periods. Upstart also pays bank partners monthly loan trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. See “Note 2. Revenue” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information about loan premium fees and trailing fees.
Servicing Fees, Net
Servicing fees are calculated as a percentage of outstanding principal and are charged monthly to any entities holding loans facilitated through our platform, to compensate us for activities we perform throughout the loan term, including collection, processing and reconciliations of payments received, investor reporting and borrower customer support. Servicing fees are recorded net of any gains, losses or changes to fair value recognized in the underlying servicing rights and obligations, which are carried as assets and liabilities on our consolidated balance sheets. Upstart currently acts as loan-servicer for substantially all outstanding loans facilitated through the Upstart platform. Borrower payment collections for loans that are more than 30 days past due or charged off are generally outsourced to third-party collection agencies. Upstart charges bank partners and institutional investors for collection agency fees related to their outstanding loan portfolio. Upstart also receives certain ancillary fees on a per transaction basis inclusive of late payment fees and ACH fail fees.

Interest Income and Fair Value Adjustments, Net
Interest income and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments held on our consolidated balance sheets as part of our ongoing operating activities, excluding loan servicing assets and liabilities, common stock warrant liabilities, and convertible preferred stock warrant liabilities. Interest income and fair value adjustments, net also includes the full amount of net interest income and expense incurred by consolidated variable interest entities, or VIEs, the majority of which has been historically allocated to third parties in the line item net income (loss) attributable to noncontrolling interests on our consolidated statements of operations and comprehensive income (loss). Interest income and fair value adjustments, net can fluctuate based on the fair value of financial instruments held on our consolidated balance sheets. This amount has historically been a small percentage of our total revenue, and we do not manage our business with a focus on growing this component of revenue.
Sales and Marketing
Sales and marketing expenses primarily consist of costs incurred across various advertising channels, including expenses for partnerships with third parties providing borrower referrals, direct mail and digital advertising campaigns, as well as other expenses associated with building overall brand awareness and experiential marketing costs. Sales and marketing expenses also include payroll and other personnel-related costs, including stock-based compensation expense. These costs are recognized in the period incurred. We expect that our sales and marketing expenses will increase in absolute dollars and may fluctuate as a percentage of our total revenue from period to period as we hire additional sales and marketing personnel, increase our marketing activities and build greater brand awareness.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Customer Operations
Customer operations expenses include payroll and other personnel-related expenses, including stock-based compensation expense, for personnel engaged in borrower onboarding, loan servicing, customer support and other operational teams. These costs also include systems, third-party services and tools we use as part of loan servicing, information verification, fraud detection and payment processing activities. These costs are recognized in the period incurred. We expect that our customer operations expenses will increase in absolute dollars and may fluctuate as a percentage of our total revenue over time, as we expand our portfolio and increase the Number of Loans Transacted.
Engineering and Product Development
Engineering and product development expenses primarily consist of payroll and other personnel-related expenses, including stock-based compensation expense, for the engineering and product development teams as well the costs of systems and tools used by these teams. These costs are recognized in the period incurred. We expect that our engineering and product development expenses will increase in absolute dollars and may increase as a percentage of our total revenue over time, as we expand our engineering and product development team to continue to improve our AI models and develop new products and product enhancements.
General, Administrative and Other
General, administrative and other expenses consist primarily of payroll and other personnel-related expenses, including stock-based compensation expense, for legal and compliance, finance and accounting, human resources and facilities teams, as well as depreciation and amortization of property, equipment and software, professional services fees, facilities and travel expenses. These costs are recognized in the period incurred. Following the completion of our initial public offering in December 2020, we expect to incur additional general, administrative and other expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our general and administrative function to support the growth of our business. As a result, we expect that our general, administrative and other expenses will increase in absolute dollars but may fluctuate as a percentage of our total revenue from period to period.
Other Income
Other income primarily consists of dividend income earned on our unrestricted cash balances and in 2018 also included sublease income. Other income is recognized in the period earned. During the year ended December 31, 2020, other income also included the proceeds from a forgivable loan under the Paycheck Protection Program. For additional details, refer to “Note 1. Description of Business and Significant Accounting Policies” of our consolidated financial statements in Part II, Item 8 of this Form 10-K. In March 2021, the Company’s Board of Directors approved the Company’s intent to voluntarily repay proceeds received under the Paycheck Protection Program in the second quarter of 2021. There has been no change in the Company’s assessment that forgiveness of the loan under the CARES Act is reasonably assured. Upon repayment, the Company’s other income will be reduced by the repayment amount of approximately $5.3 million.
Expense on Warrants and Other Non-Operating Expenses
Expense on warrants and other non-operating expenses is primarily comprised of the net changes in the fair value of our common and convertible preferred stock warrant liabilities, as well as interest expense on convertible notes outstanding in 2018.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations
The following table summarizes our historical consolidated statements of operations data:

	Year Ended December 31,
	2018	2019	2020
Revenue:
Revenue from fees, net	$88,482	$159,847	$228,600
Interest income and fair value adjustments, net	10,831	4,342	4,816
Total revenue	99,313	164,189	233,416
Operating expenses:
Sales and marketing(1)	63,633	93,175	99,659
Customer operations(1)	15,416	24,947	37,581
Engineering and product development(1)	8,415	18,777	38,802
General, administrative, and other(1)	19,820	31,865	45,609
Total operating expenses	107,284	168,764	221,651
Income (loss) from operations	(7,971)	(4,575)	11,765
Other income	487	1,036	5,549
Expense on warrants and other non-operating expenses, net	(3,734)	(1,407)	(11,364)
Net income (loss) before income taxes	(11,218)	(4,946)	5,950
Provision for income taxes	—	74	371
Net income (loss) before attribution to noncontrolling interests	(11,218)	(5,020)	5,579
Net income (loss) attributable to noncontrolling interests	1,101	(4,554)	(404)
Net income (loss) attributable to Upstart Holdings, Inc. common stockholders	$(12,319)	$(466)	$5,983
________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2019	2020
Sales and marketing	$183	$278	$1,562
Customer operations	178	433	898
Engineering and product development	753	1,803	4,844
General, administrative, and other	931	1,292	4,209
Total stock-based compensation	$2,045	$3,806	$11,513

Revenue
Revenue from Fees, Net
The following table set forth our revenue from fees, net in the periods shown:

	Year Ended December 31,			2018 to 2019 % change	2019 to 2020 % change
	2018	2019	2020
Platform and referral fees, net	$83,381	$144,055	$200,257	73%	39%
Servicing fees, net	5,101	15,792	28,343	210%	79%
Total revenue from fees, net	$88,482	$159,847	$228,600	81%	43%

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
2019 Compared to 2020
Revenue from fees, net increased $68.8 million, or 43%, in the year ended December 31, 2020, compared to the prior year, which included an increase of $56.2 million in revenue from platform and referral fees, net and an increase of $12.6 million in servicing fees, net. The increase of the platform and referral fees, net was primarily driven by a 40% increase in the Number of Loans Transacted from 215,122 in the year ended December 31, 2019 to 300,379 in the year ended December 31, 2020 as well as an increase in prices of our services in response to the market conditions caused by the COVID-19 pandemic. The increase in the servicing fees, net was primarily due to an 96% increase in outstanding loan principal, as well as a downward revaluation to the net liability of our servicing obligation.
2018 Compared to 2019
Revenue from fees, net increased $71.4 million, or 81%, in the year ended December 31, 2019, compared to the prior year. The increase was primarily due to an increase of $60.7 million in revenue from platform and referral fees, net. This increase was primarily driven by an 88% increase in the Number of Loans Transacted from 114,125 in 2018 to 215,122 in 2019. Servicing fees, net increased by $10.7 million due to a doubling in average outstanding loan principal, as well as a downward revaluation to the net liability of our servicing obligation.
Interest Income and Fair Value Adjustments, Net

	Year Ended December 31,			2018 to 2019 % change	2019 to 2020 % change
	2018	2019	2020
Operating entities(1):
Interest income	$9,924	$16,092	$19,582	62%	22%
Interest expense	(4,818)	(7,184)	(5,634)	49%	(22)%
Fair value adjustments, net	(1,619)	(796)	(10,230)	51%	1,185%
Other consolidated entities(2):
Interest income	66,759	47,221	6,826	(29)%	(86)%
Interest expense	(21,665)	(19,301)	(2,392)	(11)%	(88)%
Fair value adjustments, net	(37,750)	(31,690)	(3,336)	(16)%	(89)%
Total Company:
Interest income	76,683	63,313	26,408	(17)%	(58)%
Interest expense	(26,483)	(26,485)	(8,026)	0%	(70)%
Fair value adjustments, net	(39,369)	(32,486)	(13,566)	(17)%	(58)%
Total interest income and fair value adjustments, net	$10,831	$4,342	$4,816	(60)%	11%
(1) Consist of balances recognized by entities participating in ongoing operating activities of the Company, including warehouse entities.
(2) Consists of balances recognized by other entities, including securitization entities and the fractional loan program (discontinued in 2019).
2019 Compared to 2020
Interest income and fair value adjustments, net increased $0.5 million, or 11%, in the year ended December 31, 2020, compared to the prior year. The increase was driven by a $40.4 million decline in interest income partially offset by a decline in interest expense and fair value adjustments, of $16.9 million and $28.4 million, respectively, recognized by other consolidated entities. These decreases were due to a reduction of consolidated loan balances from securitization-related VIEs caused by the deconsolidation of previously consolidated securitizations 2017-1, 2017-2, and 2018-1. The deconsolidation of these entities was a result of the expiration of the related risk retention requirements, which caused us to conclude that we are no longer a primary beneficiary of these entities. For additional details, refer to “Note 3. Securitizations and Variable Interest Entities” of our consolidated financial statements in Part II, Item 8 of this Form 10-K. The decrease of the total net interest income and fair value

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
adjustments, net was also caused by an increase of $9.4 million of fair value adjustments recognized by the operating entities. These negative adjustments were primarily due to the market changes caused by the COVID-19 pandemic. This increase was partially offset by an increase of $3.5 million of interest income in these entities. This increase was a result of an increased average loan balances held by the operating entities during these periods.
2018 Compared to 2019
Interest income and fair value adjustments, net decreased $6.5 million, or 60%, in the year ended December 31, 2019 compared to the prior year. The decrease was primarily driven by a $19.5 million decline in interest income due to a reduction of consolidated loan balances from other consolidated entities, including securitization-related VIEs, in the year ended December 31, 2019. This reduction was primarily a result of the change in the structure of the risk retention for securitizations sponsored by the Company, which allowed the Company to conclude that it is not a primary beneficiary of securitizations completed after the first half of 2018. For additional details, refer to “Note 3. Securitizations and Variable Interest Entities” of our consolidated financial statements in Part II, Item 8 of this Form 10-K. This decrease was partially offset by the increase of $6.2 million in the amount of interest income recognized by the operating entities due to a higher average loan balances held by operating entities as well as the lower amount of fair value adjustments to consolidated assets held by the other consolidated entities, which decreased by $6.0 million, primarily due to a reduction of consolidated loan balances from these entities.
Operating Expenses
Sales and Marketing

	Year Ended December 31,			2018 to 2019 % change	2019 to 2020 % change
	2018	2019	2020
Sales and marketing	$63,633	$93,175	$99,659	46%	7%

2019 Compared to 2020
Sales and marketing expenses increased by $6.5 million, or 7%, in the year ended December 31, 2020 compared to the prior year. The increase was primarily due to a $3.0 million increase in payroll and other personnel-related expenses driven by increased headcount, as well as a $2.1 million increase in advertising and other traffic acquisition costs. As a percentage of total revenue, sales and marketing expenses decreased from 57% to 43%.

2018 Compared to 2019
Sales and marketing expenses increased by $29.5 million, or 46%, in the year ended December 31, 2019 compared to the prior year. The increase was primarily due to increased spending of $26.8 million for partnerships with parties providing borrower referrals and a $1.6 million increase in payroll and other personnel-related expenses driven by increased headcount, as well as a $1.1 million increase in advertising and other traffic acquisition costs. As a percentage of total revenue, sales and marketing expenses decreased from 64% to 57%.
Customer Operations

	Year Ended December 31,			2018 to 2019 % change	2019 to 2020 % change
	2018	2019	2020
Customer operations	$15,416	$24,947	$37,581	62%	51%

2019 Compared to 2020
Customer operations expenses increased by $12.6 million, or 51%, in the year ended December 31, 2020, compared to the prior year. The increase was primarily due to an increase of $9.4 million in payroll and other personnel-related expenses due to an increase in headcount as well as increased spending of $3.1 million in information verification and platform operations due to a growing volume of loans facilitated through our platform. As a percentage of total revenue, customer operations expenses increased from 15% to 16%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

2018 Compared to 2019
Customer operations expenses increased by $9.5 million, or 62%, in the year ended December 31, 2019 compared to the prior year. The increase was primarily due to an increase of $5.0 million in payroll and other personnel-related expenses due to increases in headcount, as well as increased spending of $4.4 million in information verification and platform operations due to a growing volume of loans facilitated through our platform. As a percentage of total revenue, customer operations expenses decreased from 16% to 15%.
Engineering and Product Development

	Year Ended December 31,			2018 to 2019 % change	2019 to 2020 % change
	2018	2019	2020
Engineering and product development	$8,415	$18,777	$38,802	123%	107%

2019 Compared to 2020
Engineering and product development expenses increased by $20.0 million, or 107%, year ended December 31, 2020, compared to the prior year. The increase was primarily due to an increase of $15.7 million in payroll and other personnel-related expenses driven by an increase in headcount, as well as a $4.3 million increase in spending on consultants and other engineering support services. As a percentage of total revenue, engineering and product development expenses increased from 11% to 17%.

2018 Compared to 2019
Engineering and product development expenses increased by $10.4 million, or 123%, in the year ended December 31, 2019 compared to the prior year. The increase was primarily due to an increase of $8.9 million in payroll and other personnel-related expenses driven by an increase in headcount, as well as a $1.5 million increase in spending on consultants and other engineering services. As a percentage of total revenue, engineering and product development expenses increased from 8% to 11%.
General, Administrative, and Other

	Year Ended December 31,			2018 to 2019 % change	2019 to 2020 % change
	2018	2019	2020
General, administrative, and other	$19,820	$31,865	$45,609	61%	43%

2019 Compared to 2020
General, administrative, and other expenses increased by $13.7 million, or 43%, in the year ended December 31, 2020, compared to the prior year. The increase was primarily due to an increase of $6.2 million in personnel-related costs as a result of increased headcount; an increase of $2.3 million in office rent and other facility-related expenses due to the opening of our second headquarters in Columbus, Ohio, and relocation of our first headquarters from San Carlos, California to San Mateo, California; an increase of $1.9 million in legal and compliance-related expenses. As a percentage of total revenue, general, administrative, and other expenses increased from 19% to 20%.

2018 Compared to 2019
General, administrative, and other expenses increased by $12.0 million, or 61%, in the year ended December 31, 2019 compared to the prior year. The increase was primarily due to an increase of $6.0 million in personnel-related costs as a result of increased headcount; an increase of $2.6 million in office rent and other facility-related expenses due to the opening of our second headquarters in Columbus, Ohio, and relocation of our first headquarters from San Carlos, California to San Mateo, California; an increase of $1.1 million in legal and compliance-related expenses; and an increase of $1.0 million in professional services fees. As a percentage of total revenue, general, administrative, and other expenses decreased from 20% to 19%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Income

	Year Ended December 31,			2018 to 2019 % change	2019 to 2020 % change
	2018	2019	2020
Other income	$487	$1,036	$5,549	113%	436%

2019 Compared to 2020
Other income increased by $4.5 million, or 436%, in the year ended December 31, 2020, compared to the prior year. The increase was primarily due to receipt of funds under the PPP, totaling $5.3 million, which was partially offset by a decrease in dividend income of $0.8 million.

2018 Compared to 2019
Other income increased by $0.5 million, or 113%, in the year ended December 31, 2019 compared to the prior year. The increase was primarily due to an increase in unrestricted cash balances held in interest-bearing deposit accounts throughout the year at commercial banks.
Expense on Warrants and Other Non-operating Expenses, Net

	Year Ended December 31,			2018 to 2019 % change	2019 to 2020 % change
	2018	2019	2020
Expense on warrants and other non-operating expenses, net	$3,734	$1,407	$11,364	(62)%	708%

2019 Compared to 2020
Expense on warrants and other non-operating expenses, net increased by $10.0 million, or 708%, in the year ended December 31, 2020, compared to the prior year. The increase was primarily a result of a $5.9 million increase in the fair value of convertible preferred stock warrants and $4.1 million increase in the fair value of common stock warrants driven by the increase in the fair value of our common stock.

2018 Compared to 2019
Expense on warrants and other non-operating expenses, net decreased by $2.3 million, or 62%, in the year ended December 31, 2019 compared to the prior year. The decrease was primarily due to a decrease of $2.1 million in the fair value of outstanding convertible preferred stock warrants as a result of warrants exercised or repurchased and retired during the year, and a decrease in interest expense on convertible notes of $0.7 million as the convertible notes were converted into convertible preferred stock in the year ended December 31, 2018. The decrease was partially offset by an increase of $0.5 million in the fair value of common stock warrants.
Reconciliation of Non-GAAP Financial Measures
To supplement our consolidated financial statements prepared and presented in accordance with GAAP, we use the non-GAAP financial measures Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share to provide investors with additional information about our financial performance and to enhance the overall understanding of our past performance and future prospects. We are presenting these non-GAAP financial measures because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple periods with the performance of other companies.

However, non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, non-GAAP financial measures may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. As a result, non-GAAP financial

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
measures should be viewed as supplementing, and not as an alternative or substitute for, our consolidated financial statements prepared and presented in accordance with GAAP.

To address these limitations, we provide a reconciliation of Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share to loss from operations and net loss attributable to Upstart Holdings, Inc. common stockholders, respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income (loss), and Adjusted Net Income (Loss) Per Share in conjunction with their respective related GAAP financial measures.

Contribution Profit and Contribution Margin
We use Contribution Profit and Contribution Margin as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board of Directors concerning our financial performance. We believe Contribution Profit and Contribution Margin is useful to investors for period-to-period comparisons of our business and in evaluating and understanding our operating results and ability to scale. Contribution Profit and Contribution Margin are also useful to investors because our management uses Contribution Profit and Contribution Margin, in conjunction with financial measures prepared in accordance with GAAP, to evaluate our operating results and financial performance and the effectiveness of our strategies.

Contribution Profit and Contribution Margin have limitations as an analytical tool, and you should not consider in isolation or as a substitute for analysis of our results as reported under GAAP. Contribution Profit and Contribution Margin are not a GAAP financial measure of, nor does it imply, profitability. Even if our revenue exceeds variable expenses over time, we may not be able to achieve or maintain profitability, and the relationship of revenue to variable expenses is not necessarily indicative of future performance. Contribution Profit and Contribution Margin does not reflect all of our variable expenses and involves some judgment and discretion around what costs vary directly with loan volume. Other companies that present Contribution Profit and Contribution Margin calculate it differently and, therefore, similarly titled measures presented by other companies may not be directly comparable to ours.

The following table presents a reconciliation of income (loss) from operations to Contribution Profit and Contribution Margin:

	Year Ended December 31,
	2018	2019	2020
Income (loss) from operations	$(7,971)	$(4,575)	$11,765
Sales and marketing, net of borrower acquisition costs(1)	1,975	3,606	7,959
Customer operations, net of borrower verification and servicing costs(2)	1,690	3,609	5,769
Engineering and product development	8,415	18,777	38,802
General, administrative, and other	19,820	31,865	45,609
Interest income and fair value adjustments, net	(10,831)	(4,342)	(4,816)
Contribution Profit	$13,098	$48,940	$105,088
Contribution Margin	15%	31%	46%
_______
(1)Borrower acquisition costs were $61.7 million, $89.6 million and $91.7 million for the years ended December 31, 2018, 2019 and 2020, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities.
(2)Borrower verification and servicing costs were $13.7 million, $21.3 million and $31.8 million the years ended December 31, 2018, 2019 and 2020 respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Adjusted EBITDA and Adjusted EBITDA Margin
We believe that Adjusted EBITDA and Adjusted EBITDA Margin are useful for investors to use in comparing our financial performance with the performance of other companies for the following reasons:
•Adjusted EBITDA and Adjusted EBITDA Margin are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation, and interest expense, that can vary substantially from company to company depending upon their financing and capital structures, and the method by which assets were acquired; and
•Adjusted EBITDA and Adjusted EBITDA Margin eliminates the impact of certain items such as stock-based compensation expense and warrant expense that may obscure trends in the underlying performance of our business; and
•Adjusted EBITDA and Adjusted EBITDA Margin provides consistency and comparability with our past financial performance, and facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Our use of Adjusted EBITDA and Adjusted EBITDA Margin has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:
•Although depreciation expense is a non-cash charge, the assets being depreciated may have to be replaced in the future, and Adjusted EBITDA and Adjusted EBITDA Margin does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA and Adjusted EBITDA Margin exclude stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•Adjusted EBITDA and Adjusted EBITDA Margin does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us; or (3) tax payments that may represent a reduction in cash available to us; and
•the expenses and other items that we exclude in our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA and Adjusted EBITDA Margin when they report their operating results.

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should be considered along with other operating and financial performance measures presented in accordance with GAAP. The following table provides a reconciliation of net loss attributable to Upstart Holdings, Inc. common stockholders to Adjusted EBITDA and Adjusted EBITDA Margin:

	Year Ended December 31,
	2018	2019	2020
Net income (loss) attributable to Upstart Holdings, Inc. common stockholders	$(12,319)	$(466)	$5,983
Adjusted to exclude the following:
Stock-based compensation	2,045	3,806	11,513
Depreciation and amortization	314	774	2,278
Expense on warrants and other non-operating expenses(1)	3,734	1,407	11,364
Provision for income taxes	—	74	371
Adjusted EBITDA	$(6,226)	$5,595	$31,509
Adjusted EBITDA Margin	(6)%	3%	13%
_________
(1)Consists of fair value adjustments to our warrant liability and interest expense on convertible notes.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

We define Adjusted Net Income (Loss) as net income (loss) exclusive of stock-based compensation expense. Adjusted Net Income (Loss) Per Share is calculated by dividing Adjusted Net Income (Loss) Per Share by the weighted-average common shares outstanding. We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share are useful measures for investors in evaluating our ability to generate earnings, more readily compare between past and future periods, and provide comparability of our performance with the performance of other companies.

	Year Ended December 31,
	2018	2019	2020
Net income (loss) attributable to Upstart Holdings, Inc. common stockholders	$(12,319)	$(466)	$5,983
Adjusted to exclude the following:
Stock-based compensation	2,045	3,806	11,513
Adjusted net income (loss)	$(10,274)	$3,340	$17,496

Adjusted net income (loss) per share
Basic	$(0.73)	$0.23	$1.00
Diluted	$(0.73)	$0.05	$0.23
Weighted-average common shares outstanding
Basic	14,128,183	14,335,611	17,513,670
Diluted	14,128,183	72,336,672	76,098,275

Liquidity and Capital Resources
Since inception, we have financed our operations, corporate investments, and capital expenditures primarily through the sale of convertible preferred stock, term loans and draws on our revolving credit facilities, and cash generated from operations. We have also periodically issued convertible promissory notes, none of which were outstanding as of December 31, 2020. In December 2020, we completed our IPO which resulted in $167.4 million of proceeds, net of underwriting discounts, and before deducting deferred offering costs of $7.9 million. Deferred offering costs consisted primarily of incremental accounting, legal, and other fees related to the IPO.

Our outstanding debt consists of borrowings from term loan agreements, advances on our revolving credit facilities, including our warehouse credit facilities, and amounts borrowed under loan and security agreements to finance risk retention balances for certain unconsolidated securitizations we sponsor. As of December 31, 2020, we had an aggregate principal balance of $62.7 million outstanding, of which $20.5 million is due within the next 12 months. See “Note 7. Borrowings” in Part II, Item 8 of this Form 10-K for further information.

As of December 31, 2020, our primary source of liquidity was cash of $250.8 million. Changes in the balance of cash are generally a result of working capital fluctuations or the timing of purchases of loans facilitated through our platform. To finance purchases of certain loans facilitated through our platform, we rely on our warehouse credit facility, which allows us to borrow up to an aggregate of $100.0 million through the special-purpose trust, or the warehouse trust. Loans purchased by the trust are classified as held-for-sale and can be sold to third-party investors or in securitization transactions to generate additional liquidity. As of December 31, 2020, the amount borrowed under this credit facility was $35.0 million.

We believe that our cash on hand, funds available from our revolving credit facilities, amounts borrowed under our term loans, and our cash flow from operations will be sufficient to meet our liquidity needs for at least the

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
next 12 months. Our future capital requirements will depend on multiple factors, including our revenue growth, working capital requirements, volume of loan purchases for product development purposes and our capital expenditures.

To the extent our cash balances, cash generated by operations, revolving credit facilities, term loans and the proceeds from our IPO are insufficient to satisfy our liquidity needs in the future, we may need to raise additional capital through equity or debt financing and may not be able to do so on terms acceptable to us or at all. If we are unable to raise additional capital when needed, our results of operations and financial condition would be materially and adversely impacted.

Term Loans
In 2016, we, along with our wholly owned subsidiary, Upstart Network, Inc., or UNI, as the co-borrower, entered into a loan and security agreement, or LSA, with a third-party lender to obtain a term loan of $5.5 million. The term loan matured on December 1, 2020 and the Company paid in full the outstanding principal and the accrued interest.
In 2018, we entered into a mezzanine loan and security agreement with the same lender to obtain a second term loan of up to $15.0 million, or the Mezzanine Loan. The Mezzanine Loan bears interest at the greater of prime rate plus 5.25% or 10.00% per annum and matures on October 1, 2021. As of December 31, 2020, the outstanding principal balance of the Mezzanine Loan was $15.0 million.

Revolving Credit Facility
Our revolving credit facility has an aggregate credit limit of $5.5 million and as of December 31, 2020, we were fully drawn on such facility. During the year ended December 31, 2020, the parties agreed to extend the maturity date from June 1, 2020 to June 1, 2021 when the outstanding principal and any accrued and unpaid interest are due and payable in full. Our revolving credit facility bears floating interest rates, payable on a monthly basis, and contains certain financial covenants. Failure to comply with these covenants may result in an acceleration of payment on the outstanding principal and accrued interest. Borrowings under the revolving credit facility are secured by all assets of the company, excluding assets of consolidated securitizations and cash and restricted cash related to other borrowing arrangements. As of December 31, 2019 and 2020, we were in compliance with the applicable covenants under our revolving credit facility.

Warehouse Credit Facilities
We have entered into two warehouse credit facilities with separate third-party lenders through our warehouse trusts, which are consolidated VIEs. On November 2, 2020, we repaid all outstanding borrowings under one of our warehouse credit facilities in the amount of $4.0 million and terminated the corresponding warehouse credit facility. The remaining warehouse facility is used to fund purchases of personal whole loans originated by certain bank partners on our platform; the assets of the warehouse trust secure the borrowings provided by the warehouse lender and are not available to settle claims of our general creditors. In May 2020, the maturity date of this credit facility, with a borrowing limit of $100.0 million, was extended to May 2022 when repayment of any outstanding principal, together with any accrued interest and unpaid interest, is due and payable. As of December 31, 2020, we have borrowed $35.0 million under this warehouse credit facility and may continue to borrow under this warehouse credit facility until May 2021. Our warehouse credit facility bears floating interest rates, payable on a monthly basis, and contain certain financial covenants. Failure to comply with these covenants may result in an acceleration of payment on outstanding principal and accrued interest. As of December 31, 2019 and 2020, we were in compliance with the applicable covenants under our remaining warehouse credit facility.

Risk Retention Funding Loans
We obtained financing under two loan and security agreements to fund the purchase of securitization notes and residual certificates issued by certain of our consolidated VIEs in our sponsored securitization transactions. These purchases were made in the amounts required to satisfy the requirements of U.S. risk retention regulations. The loans under these agreements bear interest at rates of 4.00% and 4.33% per annum. Interest is paid using cash distributions received monthly on the related securitization notes and residual certificates held by these entities. As of December 31, 2020, the aggregate outstanding principal amount of these loans was $7.2 million. These

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
borrowings are solely obligations of these consolidated VIEs and are not available to satisfy potential claims of our creditors.

Cash Flows
The following table summarizes our cash flows during the years indicated:

	Year Ended December 31,
	2018	2019	2020
Net cash provided by operating activities	$50,338	$31,582	$15,697
Net cash (used in) provided by investing activities	(137,237)	45,433	136,517
Net cash (used in) provided by financing activities	135,766	(119,190)	79,052
Net increase (decrease) in cash and restricted cash	$48,867	$(42,175)	$231,266

Net Cash from Operating Activities
Our main sources of cash provided by operating activities are our revenue from fees earned under contracts with bank partners and loan investors and interest income we receive for loans held on our balance sheet.

Our main uses of cash in our operating activities include payments to marketing partners, vendor payments, payroll and other personnel-related expenses, payments for facilities, and other general business expenditures.

Net cash provided by operating activities was $15.7 million for the year ended December 31, 2020, which primarily consisted of a $32.1 million change in net operating assets and liabilities, offset by a change in fair value of financial instruments of $29.0 million, stock-based compensation of $11.5 million and net income before attribution to noncontrolling interests of $5.6 million. The change in fair value of financial instruments was primarily due to a $19.1 million decrease in the fair value of loans and a $6.5 million an increase in the fair value of preferred stock liabilities. The change in net operating assets and liabilities was mainly related to a $116.1 million increase in purchases of loans held-for-sale, partially offset by $47.6 million of net proceeds from loans held-for-sale and $19.4 million increase in payable to investors.

Net cash provided by operating activities was $31.6 million for the year ended December 31, 2019, which primarily consisted of a net loss before attribution to noncontrolling interests of $5.0 million, offset by a change in fair value of financial instruments of $34.7 million. The change in fair value of financial instruments was primarily related to a $42.1 million decrease in the fair value of loans held-for-investment, partially offset by a $6.1 million decrease in the fair value of payable to securitization note holders and residual certificate holders.

Net cash provided by operating activities was $50.3 million for the year ended December 31, 2018, which primarily consisted of a net loss before attribution to noncontrolling interests of $11.2 million, offset by a change in fair value of financial instruments of $42.3 million and a $14.0 million change in net operating assets and liabilities. The change in fair value of financial instruments was primarily related to a $45.8 million decrease in the fair value of loans held-for-investment. The change in net operating assets and liabilities was mainly related to a $14.1 million increase in payable to investors.

Net Cash from Investing Activities
Our primary sources of cash from investing activities are principal repayments received on loans held-for-investment through credit facilities and held by consolidated securitizations, proceeds from the sale of loans and payments on residual certificates held for risk retention purposes in sponsored securitizations.

The primary use of cash for investing activities includes purchases of loans held-for investment, including loans collateralized in consolidated securitizations, as well as purchases of securitization notes and residual certificates to fulfill risk retention requirements in securitizations we have sponsored in the past.

Net cash provided by investing activities was $136.5 million for the year ended December 31, 2020 as a result of $97.3 million of net proceeds from sale of loans and $39.8 million of principal payments received for loans.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Net cash provided by investing activities was $45.4 million for the year ended December 31, 2019 as a result of $207.0 million of principal payments received on loans and $100.7 million in net proceeds from the sale of loans, which were partially offset by $265.3 million in purchase of loans held-for-investment.

Net cash used in investing activities was $137.2 million for the year ended December 31, 2018 as a result of $421.1 million in purchases of loans, which was partially offset by $238.0 million in principal payments received on loans and $$45.7 million in net proceeds from the sale of loans.

Net Cash from Financing Activities
The main sources of cash from financing activities include proceeds from issuance of securitization notes and residual certificates from consolidated securitizations, proceeds from borrowings, and proceeds from the issuance of convertible preferred stock, and notes payable.

The primary uses of cash for financing activities include payments made to holders of securitization notes and residual certificates for consolidated securitizations and repayments of notes payable and borrowings.

Net cash provided by financing activities was $79.1 million for the year ended December 31, 2020 as a result of $159.5 million IPO proceeds net of underwriting discounts and deferred offering costs and $92.1 in proceeds from borrowings, which was partially offset by $174.2 million in payment on borrowings and securitization notes and certificates.

Net cash used in financing activities was $119.2 million for the year ended December 31, 2019 as a result of $199.4 million in payment on notes payable and securitization notes and certificates, which was partially offset by $43.6 million in net proceeds from borrowings and $39.9 million in proceeds from issuance of notes payable.

Net cash provided by financing activities was $135.8 million for the year ended December 31, 2018 as a result of $285.0 million in proceeds from issuance of notes payable and securitization notes and certificates, $51.1 million in net proceeds from borrowings and $49.9 million in proceeds from the issuance of convertible preferred stock, net of issuance costs, which were partially offset by $248.2 million in payment on notes payable and securitization notes and certificates.
Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations
Our principal commitments consist of obligations under our loan purchase agreements, debt obligations related to our revolving credit facilities, term loans and risk retention funding loans, and operating leases for office spaces. The following table summarizes our contractual obligations as of December 31, 2020 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Loan purchase obligations(1)	$39,307	$39,307	$—	$—	$—
Term loans	15,000	15,000	—	—	—
Interest payments on term loans	1,362	1,362	—	—	—
Warehouse and revolving credit facilities	40,494	5,500	34,994	—	—
Risk retention funding loans	7,187	—	7,187	—	—
Operating lease obligations	21,840	4,540	10,737	4,146	2,417
Total contractual obligations	$125,190	$65,709	$52,918	$4,146	$2,417
________
(1)Represents loans facilitated through our platform of which certain of our originating banks retain ownership for the duration of the holding period required by our contracts with the banks. This period is generally equal to three business days. We have committed to purchase the loans for the unpaid principal balance, plus accrued interest, at the conclusion of the required period.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
For a discussion of our long-term debt obligations, operating lease obligations and loan repurchase agreement as of December 31, 2020, see “Note 7. Borrowings,” “Note 11. Leases,” and “Note 12. Commitments and Contingencies,” respectively, in Part II, Item 8 of this Form 10-K for further information.

Off-Balance Sheet Arrangements
In the ordinary course of business, we engage in activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated VIEs, including our sponsored and co-sponsored securitization transactions, which we contractually service. We use these transactions to provide a source of liquidity to finance our business and to diversify our investor base. When required by law, we retain at least 5% of the credit risk of the securities issued in these securitizations. We also engaged in activities with a personal loan trust entity created to facilitate fractional loan transactions. The fractional loan program was closed to new investments in 2019. We provide additional information regarding transactions with unconsolidated VIEs in “Note 3. Securitizations and Variable Interest Entities” in Part II, Item 8 of this Form 10-K.
Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Our significant accounting policies are described in “Note 1. Description of Business and Significant Accounting Policies” in Part II, Item 8 of this Form 10-K. We believe that the accounting policies described below reflect our most critical accounting policies and estimates, which represent those that involve a significant degree of judgment and complexity. Accordingly, we believe these policies are critical in fully understanding and evaluating our reported financial condition and results of operations.

Variable Interest Entities

A legal entity is considered a VIE if it either has a total equity investment that is insufficient to finance its operations without additional subordinated financial support or whose equity holders lack the characteristics of a controlling financial interest. Our variable interest arises from contractual, ownership, or other monetary interests in the entity. We consolidate a VIE when we are deemed to be the primary beneficiary. We determine whether we are the primary beneficiary if we have the power to direct activities that significantly impact the VIE’s economic performance and we have the obligation to absorb losses or receive benefits of the VIE that could be potentially significant to the VIE.

We are required to apply judgment in performing this assessment, including in identifying the activities that most significantly impact a VIE’s economic performance and determining significance of our obligation to absorb losses or receive benefits. Factors considered in assessing the significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held within the VIE’s capital structure; and the nature of or reason behind our interest in the entity.

We also apply judgment to determine whether decision-maker or service-provider fees are variable interests. Decision-maker or service-provider fees are not considered variable interests when the arrangement does not expose Upstart to risks of loss that a potential VIE was designed to pass on to its variable interest holders, the fees are commensurate, the arrangement is at market, and we do not have any other interests (including direct interests and certain indirect interests held through related parties) that absorb more than an insignificant amount of a VIE’s potential variability. Changes in our level of other interests in a potential VIE, such as those resulting from disposals of investments in securitization trusts serviced by us subsequent to the expiration of applicable risk retention requirements, can affect whether a decision-maker or service-provider fee is deemed a variable interest.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
This determination can have a significant impact on our consolidation conclusions, as it could affect whether a legal entity is a VIE and whether Upstart is the primary beneficiary of a VIE.

At a VIE’s inception, we determine whether we are the primary beneficiary based on the facts and circumstances. We assess whether or not we are the primary beneficiary of a VIE on an ongoing basis.

Upstart has an ongoing contractual relationship with one of its VIEs, Upstart Loan Trust, which is a bankruptcy-remote special purpose borrowing entity. Upstart, from time to time and as-desired, sells loans to Upstart Loan Trust pursuant to a loan sale agreement, and services those loans from the time of transfer to Upstart Loan Trust until such loans are either charged-off or mature pursuant to a loan servicing agreement. Upstart Loan Trust borrows from one bank pursuant to a revolving credit and security agreement in order to finance the purchases of the loans from Upstart.

Upstart has also established a VIE special purpose trust, Upstart Loan Trust 2, that holds loans that have been repurchased by the Company following breaches of loan-level representations and warranties, or loans that are ineligible to finance through the warehouse trust. Upstart services the loans held by Upstart Loan Trust 2 until the loans are either charged-off or mature pursuant to a loan servicing agreement.

In connection with each securitization transaction prior to 2019-3, Upstart also established VIEs and grantor trusts pursuant to its sponsored securitization transactions involving the issuance of asset-backed securities, or ABS. Such VIEs or grantor trusts are respectively referred to elsewhere in this annual report on Form 10-K with the nomenclature Upstart Securitization Trust [Year]-[Number] and Upstart Funding Grantor Trust [Year]-[Number]. For such securitization transactions, we (along with certain other loan contributors that have previously purchased whole loans from us) sold Upstart-powered loans via a bankruptcy-remote intermediate entity to the issuing trust and then to the grantor trust. For each transaction, the grantor trust holds legal title to the loans and issues a collateral certificate representing the beneficial interest in such loans to the issuing trust. The issuing trust in turn issues various tranches of asset-backed securitization notes and certificates, which are purchased by one or more investment bank initial purchasers for resale to qualified institutional buyers and backed by the payments from the grantor trust to the issuing trust reflecting payments on the underlying securitized loans. Upstart, in addition to being party to various loan transfer agreements that facilitate the contribution of loans to the grantor trust, also services the loans held by each grantor trust from the time of transfer to the trust until the loans are charged off or mature pursuant to a loan servicing agreement.

In connection with each sponsored securitization transaction prior to 2019-3, Upstart facilitated the creation of a majority-owned affiliate, or MOA, which is a limited liability company and VIE. The purpose of these MOAs is to enable Upstart’s compliance with its risk retention obligations as a securitization sponsor pursuant to Regulation RR. Each MOA has held the requisite amount of ABS to comply with these obligations for the length of time required by the regulation. Upstart is party to the limited liability company agreement establishing each MOA. There were no MOAs set up for securitizations subsequent to 2019-2 as Upstart has not been subject to risk retention requirements for these deals.

Upstart has also established Upstart Network Trust, a special purpose entity that purchased loans from Upstart in which individual accredited investors in turn have purchased securities representing fractional interests in such purchased loans. Upstart, in addition to being party to a transfer agreement that facilitates the contribution of loans to Upstart Network Trust, services the loans held by Upstart Network Trust from the time of transfer until the loans are charged off or mature pursuant to a loan servicing agreement. Upstart Network Trust was closed to new investments as of the end of 2019.

Fair Value of Loans, Notes Receivable and Residual Certificates, and Payable to Securitization Note Holders and Residual Certificate Holders

We have elected the fair value option for loans and financial instruments related to securitization transactions, including notes receivable and residual certificates representing required risk retention for sponsored non-consolidated securitizations, and amounts payable to note holders and residual certificate holders in

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
consolidated securitizations. We believe the estimate of fair value of these financial instruments requires significant judgment. We use a discounted cash flow model to estimate the fair value of these financial instruments based on the present value of estimated future cash flows. This model uses both observable and unobservable inputs and reflects our best estimates of the assumptions a market participant would use to calculate fair value. Primary inputs that require significant judgment include discount rates, credit risk rates, and expected prepayment rates. These inputs are based on historical performance of loans facilitated through our platform, as well as the consideration of market participant requirements. See “Note 4. Fair Value Measurement” in Part II, Item 8 of this Form 10-K additional information.

Fair Value of Loan Servicing Assets and Liabilities

We also record loan servicing assets and liabilities at estimated fair value when we transfer loans which qualify as sales under Topic 860, Transfers and Servicing with servicing rights retained or when we enter into servicing agreements with banks partners that retain Upstart-powered loans. Loan servicing assets and liabilities are reported in other assets and accrued expenses and other liabilities on our consolidated balance sheets. The gain or loss on loan sale, as well as changes in the fair value of loan servicing assets and liabilities are reported in revenue from fees, net, on our consolidated statements of operations and comprehensive income (loss) in the period in which the changes occur. We use a discounted cash flow model to estimate the fair values of loan servicing assets and liabilities. The cash flows in the valuation model represent the difference between the servicing fees charged to loan investors and an estimated market servicing fee. Since servicing fees are generally based on the monthly unpaid principal balance of the underlying loans, the expected cash flows in the model incorporate estimated credit risk and expected prepayments on the loans. These inputs are consistent with the assumptions used in the valuation of loans held-for-investment and related securitization notes and residual certificates. See “Note 4. Fair Value Measurement” in Part II, Item 8 of this Form 10-K for additional information.

Revenue Recognition

Our revenue consists of two components: revenue from fees, net and interest income and fair value adjustments, net.

Revenue From Fees, Net

The revenue from fees, net line item on the consolidated statements of operations is primarily comprised of platform and referral fees, net, which are recognized based on Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606). We adopted Topic 606 as of January 1, 2019, using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of Topic 606 had no material impact on our consolidated balance sheets, consolidated statement of operations and comprehensive income (loss) and consolidated statement of cash flows as of the adoption date or for the year ended December 31, 2019.

Topic 606 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. The core principle, involving a five-step process, of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Our arrangements for platform and referral services typically consist of an obligation to provide one or both of these services to customers on a when and if needed basis (a stand-ready obligation), and we recognize revenue as such services are performed, which coincides with the amount billable to the customer. Additionally, the services have the same pattern and period of transfer, and when provided individually or together, are accounted for as a single combined performance obligation representing a series of distinct days of service.

Our platform and referral fees represent variable consideration. Since the variable fees relate directly to the day the service is provided, they generally meet the criteria for allocating variable consideration entirely to one or

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
more, but not all, performance obligations in a contract. Accordingly, when the requisite criteria are met, variable fees are allocated to and recognized on the day the services are provided.

We also charge an ongoing loan servicing fee to the holder of the loan (either a bank or institutional investor) based on a predetermined percentage of the outstanding principal balance. Loan servicing fees are recognized in the period the services are provided. Servicing fees, net also includes gains and losses on assets and liabilities recognized under loan servicing arrangements for loans retained by bank partners or loans sold to institutional investors. Such gains or losses are recognized based on whether the benefits of servicing are expected to more than adequately compensate us for carrying out our servicing obligations. Servicing fees also include changes in fair value of loan servicing assets and liabilities in the periods presented.

Interest Income and Fair Value Adjustments, Net

Interest income and fair value adjustments, net is comprised of interest income, interest expense and net changes in fair value of financial instruments from our normal course of business held at fair value, including loans, notes receivable and residual certificates, and payable to securitization note holders and residual certificate holders. We record these adjustments in earnings in the period incurred and include both realized and unrealized adjustments to the value of related assets and liabilities. See the subsection titled “Fair Value of Loans, Notes Receivable and Residual Certificates, and Payable to Securitization Note Holders and Residual Certificate Holders” above for further details on the estimates of fair value of these assets and liabilities.

Stock-Based Compensation
We estimate the grant date fair value of stock options granted to employees and nonemployees using the Black-Scholes option-pricing model. The fair value of stock options that is expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period, which is typically the vesting period of the respective awards.

The Black-Scholes option-pricing model considers several variables and assumptions in estimating the grant date fair value of stock-based awards. These assumptions include:
•Fair Value of Common Stock—Prior to the completion of our IPO, the fair value was determined by the Company’s Board of Directors as there was no public market for the Company’s common stock. The Board of Directors determined the fair value of the common stock by considering a number of objective and subjective factors, including: third-party valuations of the Company’s common stock, the valuation of comparable companies, the Company’s operating and financial performance, and general and industry specific economic outlook, among other factors. After the completion of the IPO, the fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the Nasdaq Global Select Market.
•Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. We determined the expected term for employee stock options based on historical terminations and exercise behavior, which factors in an extended post-termination exercise provision for vested awards for certain employees who provide more than three years of service. We use the contractual term for all nonemployee awards.
•Expected Volatility—Since we have limited trading history for our common stock, the expected volatility is estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.
• Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock option award.
•Expected Dividend—We have never paid dividends on our common stock since our inception, nor do we expect to pay dividends in the foreseeable future. Therefore, we used an expected dividend yield of zero.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

See “Note 10. Equity Incentive Plans” in Part II, Item 8 of this Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option-pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2018, 2019 and 2020. Such assumptions involved inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

Stock-based compensation expense was $2.0 million, $3.8 million, and $11.5 million during the years ended December 31, 2018, 2019 and 2020, respectively. As of December 31, 2019 and 2020, we had $15.3 million and $35.3 million, respectively, of total unrecognized stock-based compensation costs which we expect to recognize over a weighted-average period of 2.5 years and 2.8 years, respectively. These amounts reflect our reassessment of the fair value of our common stock in the years ended December 31, 2019 and 2020.

Recent Accounting Pronouncements
See “Note 1. Description of Business and Significant Accounting Policies” in Part II, Item 8 of this Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as December 31, 2020.

Emerging Growth Company Status
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The JOBS Act does not preclude an emerging growth company from early adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We early adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019 and have elected not to restate comparative periods presented in the consolidated financial statements. We expect to use the extended transition period for any other new or revised accounting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in market discount rates, credit risks, and interest rates. We are exposed to market risk directly through loans and securities held on our consolidated balance sheets, access to the securitization markets, investor demand for unsecured personal loans facilitated through our platform, and availability of funding under our current credit facilities and term loans. Such fluctuations to date have not been significant.
Discount Rate Risk
Discount rate sensitivity refers to the risk of loss to future earnings, values or future cash flows that may result from changes in market discount rates.

Loans at Fair Value—As of December 31, 2019 and 2020, we were exposed to market discount rate risk on $141.6 million and $78.5 million, respectively of loans held-for-investment and held-for-sale on our consolidated balance sheets. The fair value of these loans is estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for loans facilitated through our platform may change due to changes in expected loan performance or changes in the expected returns of similar financial instruments available in the market. Any gains and losses from discount rate changes are recorded in earnings. As of December 31, 2019 a hypothetical 100 basis point and 200 basis point increase in discount rate would result in a $1.9 million and $3.8 million decrease, respectively, in the fair value of

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
these loans. As of December 31, 2020, a hypothetical 100 basis point and 200 basis point increase in discount rate would result in a $1.0 million and $1.9 million decrease, respectively, in the fair value of these loans.

Assets and Liabilities related to Securitization Transactions—As of December 31, 2019, we were exposed to discount rate risk on $34.1 million of notes receivable and residual certificates and $89.7 million of payable to securitization note holders and residual certificate holders. As of December 31, 2020, we were exposed to discount rate risk on $19.1 million of notes receivable and residual certificates. We assess the sensitivity of securitization notes and residual certificates by reviewing the average impact across all securitization transactions. As of December 31, 2019, a hypothetical 100 basis point and 200 basis point increase in discount rates would result in a decrease in fair value of these securities of 1.40% and 2.77%, respectively, on average across all securitizations. As of December 31, 2020, a hypothetical 100 basis point and 200 basis point increase in discount rates would result in a decrease in fair value of these securities of 1.23% and 2.36%, respectively, on average across all securitizations.
Credit Risk
Credit risk refers to the risk of loss arising from individual borrower default due to inability or unwillingness to meet their financial obligations. The performance of certain financial instruments, including loans, securitization notes and residual certificates, on our consolidated balance sheets are dependent on the credit performance of loans facilitated by us. To manage this risk, we monitor borrower payment performance through our lending platform and utilize our AI capabilities to price loans in a manner that we believe is reflective of their credit risk.

The fair values of these loans, securitization notes, and residual certificates are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions. These instruments are sensitive to changes in credit risk.

Loans, at Fair Value—As of December 31, 2019 and 2020, we were exposed to credit risk on $141.6 million and $78.5 million, respectively of loans in held-for-investment and held-for-sale in our consolidated balance sheet. These loans bear fixed interest rates and are carried on our consolidated balance sheets at fair value. As of December 31, 2019, a hypothetical 10% and 20% increase in credit risk would result in a $2.3 million and $4.7 million decrease, respectively, in the fair value of loans held-for-investment (excluding loans held as collateral by consolidated securitizations). As of December 31, 2020, a hypothetical 10% and 20% increase in credit risk would result in a $1.3 million and $2.6 million decrease, respectively.

Assets and Liabilities related to Securitization Transactions— Transactions—As of December 31, 2019, we were exposed to credit risk on $34.1 million of notes receivable and residual certificates and $89.7 million of payable to securitization note holders and residual certificate holders. As of December 31, 2020, we were exposed to credit risk on $19.1 million of notes receivable and residual certificates.

The securities issued in the securitizations are senior or subordinated based on the waterfall criteria of loan payments to each security class, with the residual interest, or the residual certificates, issued being the first to absorb credit losses in accordance with the waterfall criteria. Accordingly, the residual certificates are the most sensitive to adverse changes in credit risk rates. Depending on the specific securitization, a hypothetical increase in the credit risk rate of 10% to 20% would result in significant decreases in the fair value of the residual certificates. On average, a hypothetical increase in the credit risk rate of 20% would result in a 20% decrease in the fair value of the residual certificates. The remaining classes of securities, with the exception of those in the August 2018 securitization transaction, are all overcollateralized such that changes in credit risk rates are not expected to have significant impacts on their fair values.

As of December 31, 2019 and 2020, we are exposed to credit risk of $80.1 million and $311.3 million, respectively related to cash and restricted cash held in business checking accounts and interest-bearing deposit accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation, or FDIC. We reduce credit risk by placing our cash and restricted cash in reputable institutions.
Interest Rate Risk

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The interest rates charged on the loans that our bank partners originate are determined based upon a margin above a market benchmark at the time of onboarding. Increases in the market benchmark would result in increases in the interest rates on new loans. Increased interest rates may adversely impact the spending levels of our individual borrowers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of individual borrowers to remain current on their obligations to our bank partners and, therefore, lead to increased delinquencies, defaults, customer bankruptcies and charge-offs, and decreasing recoveries, all of which could have a material adverse effect on our business.

Term Loans, Warehouse Credit Facilities and Revolving Credit Facility—As of December 31, 2019 and 2020, we are exposed to interest rate risk on $101.8 million and $55.5 million, respectively, under the term loans and revolving credit facility arrangements which bear floating interest rates. Changes in interest rates may impact our cost of borrowing. Future funding activities under the revolving credit facilities may increase our exposure to interest rate risk, as the interest rates payable on such funding are tied to short-term market rates. From time to time, we enter into interest rate hedges in connection with our warehouse credit facilities.

Our inability or failure to manage market risks could harm our business, financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Upstart Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Upstart Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Upstart Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income/loss, statement of convertible preferred stock and stockholders’ equity/deficit and statement of cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Francisco, CA
March 18, 2021

We have served as the Company's auditor since 2015.

Upstart Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2020	2019
Assets
Cash	$250,819	$44,389
Restricted cash	60,514	35,678
Loans (at fair value)	78,460	232,305
Notes receivable and residual certificates (at fair value)	19,074	34,116
Property, equipment, and software, net	10,032	6,030
Operating lease right of use assets	18,310	16,190
Other assets (includes $6,831 and $4,725 at fair value as of December 31, 2020 and 2019, respectively)	40,046	24,754
Total assets(a)	$477,255	$393,462
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Liabilities:
Accounts payable	$13,775	$6,559
Payable to investors	45,501	19,620
Borrowings	62,626	118,609
Payable to securitization note holders and residual certificate holders (includes $0 and $89,672 at fair value and $0 and $41,343 to related parties as of December 31, 2020 and 2019, respectively)	—	96,107
Accrued expenses and other liabilities (includes $9,530 and $12,446 at fair value as of December 31, 2020 and 2019, respectively)	35,669	34,648
Operating lease liabilities	19,432	17,061
Total liabilities(a)	177,003	292,604
Commitments and contingencies
Convertible preferred stock $0.0001 par value; 70,000,000 and 53,927,657 shares authorized as of December 31, 2020 and 2019, respectively; aggregate liquidation preference of $0 and $166,257 as of December 31, 2020 and 2019, respectively; 0 and 47,349,577 shares issued and outstanding as of December 31, 2020 and 2019	—	162,546
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 700,000,000 and 90,000,000 shares authorized as of December 31, 2020 and 2019, respectively; 73,314,026 and 14,561,398, shares issued and outstanding as of December 31, 2020 and 2019, respectively	7	2
Additional paid-in capital	369,467	12,489
Accumulated deficit	(69,222)	(75,205)
Total Upstart Holdings, Inc. stockholders’ equity (deficit)	300,252	(62,714)
Noncontrolling interests	—	1,026
Total stockholders’ equity (deficit)	300,252	(61,688)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$477,255	$393,462

(a)The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by Upstart Holdings, Inc. at December 31, 2020 and 2019. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. The holders of the beneficial interests do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2020	2019
Assets
Restricted cash	$12,371	$13,839
Loans (at fair value)	75,373	231,109
Notes receivable and residual certificates (at fair value)	17,219	30,266
Other assets	29	453
Total assets	$104,992	$275,667

Liabilities
Accounts payable	$83	$60
Borrowings	42,181	96,037
Payable to securitization note holders and residual certificate holders (includes $0 and $89,672 at fair value, and $0 and $41,343 payable to related parties as of December 31, 2020 and 2019, respectively)	—	96,107
Other liabilities	32	1,103
Total liabilities	$42,296	$193,307

The accompanying notes are an integral part of these consolidated financial statements.

Upstart Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Revenue from fees, net	$228,600	$159,847	$88,482
Interest income and fair value adjustments, net (includes $1,014, $2,963 and $2,452 from related parties expense and $4,238, $7,400 and ($4,031) of related parties fair value adjustments for the years ended December 31, 2020, 2019 and 2018, respectively)	4,816	4,342	10,831
Total revenue	233,416	164,189	99,313
Operating expenses:
Sales and marketing	99,659	93,175	63,633
Customer operations	37,581	24,947	15,416
Engineering and product development	38,802	18,777	8,415
General, administrative, and other	45,609	31,865	19,820
Total operating expenses	221,651	168,764	107,284
Income (loss) from operations	11,765	(4,575)	(7,971)
Other income	5,549	1,036	487
Expense on warrants and other non-operating expenses, net	(11,364)	(1,407)	(3,734)
Net income (loss) before income taxes	5,950	(4,946)	(11,218)
Provision for income taxes	371	74	—
Net income (loss) before attribution to noncontrolling interests	5,579	(5,020)	(11,218)
Net income (loss) attributable to noncontrolling interests	(404)	(4,554)	1,101
Net income (loss) attributable to Upstart Holdings, Inc. common stockholders	$5,983	$(466)	$(12,319)
Net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, basic and diluted	$—	$(0.03)	$(0.87)
Weighted-average number of shares outstanding used in computing net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, basic and diluted	17,513,670	14,335,611	14,128,183

The accompanying notes are an integral part of these consolidated financial statements.

Upstart Holdings, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Upstart Holdings, Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	35,445,012	$88,868	12,752,205	$1	$6,038	$(62,759)	$(56,720)	$13,307	$(43,413)
Issuance of Series C-1 convertible preferred stock upon conversion of convertible promissory notes	5,871,382	21,210	—	—	—	—	—	—	—
Issuance of Series D convertible preferred stock, net of issuance costs of $2,255	5,566,483	47,845	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	239,065	—	323	—	323	—	323
Stock-based compensation expense	—	—	—	—	2,045	—	2,045	—	2,045
Contributions of interests in consolidated VIEs	—	—	—	—	—	—	—	9,166	9,166
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	(11,573)	(11,573)
Net income (loss)	—	—	—	—	—	(12,319)	(12,319)	1,101	(11,218)
Balance as of December 31, 2018	46,882,877	$157,923	12,991,270	$1	$8,406	$(75,078)	$(66,671)	$12,001	$(54,670)
Issuance of Series D convertible preferred stock, net of issuance costs of $8	444,428	3,992	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock upon exercise of convertible preferred stock warrants	300,103	1,631	—	—	—	—	—	—	—
Repurchase and retirement of Series C convertible preferred stock	(277,831)	(1,000)	—	—	—	339	339	—	339
Exercise of common stock warrants	—	—	1,297,884	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	272,244	1	277	—	278	—	278
Stock-based compensation expense	—	—	—	—	3,806	—	3,806	—	3,806
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	(4,960)	(4,960)
Deconsolidation of interests in consolidated VIEs	—	—	—	—	—	—	—	(1,461)	(1,461)
Net loss	—	—	—	—	—	(466)	(466)	(4,554)	(5,020)
Balance as of December 31, 2019	47,349,577	$162,546	14,561,398	$2	$12,489	$(75,205)	$(62,714)	$1,026	$(61,688)
Conversion of convertible preferred stock to common stock upon initial public offering	(47,349,577)	(162,546)	47,349,577	4	162,542	—	162,546	—	162,546
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions, and offering costs	—	—	9,000,000	1	159,487	—	159,488	—	159,488
Issuance of common stock upon exercise of stock options	—	—	1,284,468	—	2,362	—	2,362	—	2,362
Issuance of common stock in connection with an incentive agreement	—	—	282,750	—	1,696	—	1,696	—	1,696

Upstart Holdings, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Upstart Holdings, Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Exercise of convertible preferred stock warrant into preferred stock and issuance of common stock upon initial public offering	—	—	600,208	—	12,183	—	12,183	—	12,183
Exercise of common stock warrants	—	—	235,625	—	2,971	—	2,971	—	2,971
Reclass of warrant liability upon termination of repurchase obligation	—	—	—	—	2,945	—	2,945	—	2,945
Stock-based compensation expense	—	—	—	—	12,005	—	12,005	—	12,005
Incentive share expense	—	—	—	—	787	—	787	—	787
Return of capital on interest in consolidated VIEs	—	—	—	—	—	—	—	(622)	(622)
Net income (loss)	—	—	—	—	—	5,983	5,983	(404)	5,579
Balance as of December 31, 2020	—	$—	73,314,026	$7	$369,467	$(69,222)	$300,252	$—	$300,252

The accompanying notes are an integral part of these consolidated financial statements.

Upstart Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss) before attribution to noncontrolling interests	$5,579	$(5,020)	$(11,218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in fair value of financial instruments (includes $(4,238), $($7,400) and $4,031 to related parties for the years ended December 31, 2020, 2019 and 2018, respectively)	29,049	34,716	42,282
Stock-based compensation	11,513	3,806	2,045
Loss (gain) on loan servicing arrangements and sale of noncontrolling interests, net	(1,530)	856	2,169
Depreciation and amortization	2,278	774	314
Incentive share expense	787	—	—
Noncash interest expense	73	74	19
Gain on repurchased and retired convertible preferred stock warrants	—	(3,657)	—
Accrued interest on convertible notes (includes $397 to related parties for the year ended December 31, 2018)	—	—	794
Net changes in operating assets and liabilities:
Purchase of loans for immediate resale to investors	(2,540,948)	(1,779,180)	(1,115,049)
Proceeds from immediate resale of loans to investors	2,540,948	1,779,180	1,115,049
Purchase of loans held-for-sale	(116,127)	—	—
Principal payments received for loans held-for-sale	18,218	—	—
Net proceeds from sale of loans held-for-sale	47,604	—	—
Other assets	(13,186)	(11,957)	(3,001)
Operating lease liability and right-of-use asset	251	871	—
Accounts payable	7,033	3,613	1,118
Payable to investors	19,446	(14,875)	14,100
Accrued expenses and other liabilities	4,709	22,381	1,716
Net cash provided by operating activities	15,697	31,582	50,338

Cash flows from investing activities
Principal payments received for loans held by consolidated securitizations	24,018	158,921	199,325
Net proceeds from sale of loans held-for-investment	97,340	100,678	45,698
Principal payments received for loans held-for-investment	15,758	48,124	38,678
Principal payments received for notes receivable and repayments of residual certificates	14,665	8,760	1,229
Purchase of loans held-for-investment	(9,655)	(265,286)	(169,442)
Purchase of notes receivable and residual certificates	(4)	(485)	—
Purchase of property and equipment	(1,355)	(4,004)	(148)
Capitalized software costs	(4,250)	(1,275)	(896)
Purchase of loans held by consolidated securitizations	—	—	(251,681)
Net cash (used in) provided by investing activities	136,517	45,433	(137,237)

Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and offering costs	159,488	—	—

Upstart Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Payments made on securitization notes and certificates (includes $1,034, $3,262 and $7,607 paid to related parties for the years ended December 31, 2020, 2019 and 2018, respectively)	(26,126)	(176,742)	(226,775)
Repayments of borrowings	(148,113)	(109,939)	(92,954)
Repayments of notes payable	—	(22,637)	(21,468)
Distributions made to noncontrolling interests	(622)	(4,960)	(11,238)
Repurchase and retirement of convertible preferred stock warrants	—	(1,426)	—
Repurchase and retirement of convertible preferred stock	—	(661)	—
Proceeds from borrowings	92,057	153,491	144,048
Proceeds from issuance of notes payable	—	39,863	42,537
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	1,912	49,925
Proceeds from exercise of convertible preferred stock warrants	6	1,631	—
Proceeds from exercise of stock options	2,362	278	323
Proceeds from the issuance of securitization notes and certificates (includes $54,839 from related parties for the year ended December 31, 2018)	—	—	242,454
Proceeds from sale of noncontrolling interests	—	—	8,914
Net cash (used in) provided by financing activities	79,052	(119,190)	135,766
Net increase (decrease) in cash and restricted cash	231,266	(42,175)	48,867

Cash and restricted cash
Beginning of year	80,067	122,242	73,375
End of year	$311,333	$80,067	$122,242

Supplemental disclosures of cash flow information
Cash paid for interest	$8,028	$26,871	$26,676
Cash paid for amounts included in the measurement of lease liabilities	4,158	1,905	—

Supplemental disclosures of non-cash operating activities
Total right-of-use assets capitalized	$5,506	$16,190	$—

Supplemental disclosures of non-cash investing and financing activities
Reclassification of common stock warrant liability related to cashless exercise	$2,971	$—	$—
Reclassification of preferred stock warrant liability related to cash exercise	12,177	—	—
Reclassification of common stock warrant liability to equity upon termination of repurchase option	2,945	—	—
Derecognition of loans held-for-investment in consolidated VIE	57,222	154,864	—
Derecognition of payable to securitization note holders and residual certificate holders	58,017	80,825	—
Derecognition of notes payable held in consolidated VIE	—	69,419	—
Securities retained under unconsolidated securitization transactions	—	31,160	9,501
Transfer of notes receivable and residual certificate on deconsolidation of VIE	—	3,699	—

Upstart Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Accrued convertible preferred stock issuance costs included in accrued expenses and other liabilities	—	—	2,080
Conversion of notes as part of issuance of convertible preferred stock	—	—	21,210
Capitalized stock-based compensation expense	492	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
1.Description of Business and Significant Accounting Policies
Description of Business

Upstart Holdings, Inc. and its subsidiaries (together “Upstart,” or the “Company”) apply modern data science and technology to the process of originating consumer credit. The Company helps bank partners originate credit by providing them with a proprietary, cloud-based, artificial intelligence lending platform. As the Company’s technology continues to improve and additional banks adopt the Upstart platform, consumers benefit from improved access to affordable and frictionless credit.

Upstart Network, Inc. was incorporated in Delaware in 2012. Pursuant to a restructuring, Upstart Holdings, Inc. was incorporated in December 2013 and became the holding company of Upstart Network, Inc. The Company currently operates in the United States and is headquartered in San Mateo, California. The Company’s fiscal year ends on December 31.
Initial Public Offering
On December 16, 2020, the Company completed an initial public offering (“IPO”), in which 9,000,000 shares of common stock were issued and sold at $20.00 per share, resulting in net proceeds of $167.4 million after deducting underwriting discounts and commissions of $12.6 million.
In November 2020, the outstanding Series B preferred stock warrant was exercised to purchase 600,208 of preferred stock. Upon consummation of the IPO in December 2020, the related 600,208 shares of preferred stock automatically converted into common stock. Additionally, all shares of convertible preferred stock outstanding automatically converted into 47,349,577 shares of common stock.

The Company incurred deferred offering costs consisting primarily of incremental accounting, legal, and other fees related to the IPO. Prior to the IPO, all deferred offering costs were capitalized within other assets on the consolidated balance sheets. Upon completion of the IPO, $7.9 million of deferred offering costs were reclassified into stockholders’ equity (deficit) as a reduction of the net proceeds received from the IPO.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries, and consolidated variable interest entities (“VIEs”). All intercompany accounts and transactions have been eliminated. The Company’s functional and reporting currency is the U.S. dollar.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Significant estimates and assumptions made in the accompanying consolidated financial statements, which Management believes are critical in understanding and evaluating the Company’s reported financial results include: (i) fair value determinations; (ii) stock-based compensation; (iii) consolidation of VIEs; and (iv) provision for income taxes, net of valuation allowance for deferred tax assets. The Company bases its estimates on various factors it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.
Variable Interest Entities

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
A legal entity is considered a VIE if it has either a total equity investment that is insufficient to finance its operations without additional subordinated financial support or whose equity holders lack the characteristics of a controlling financial interest. The Company’s variable interests arise from contractual, ownership, or other monetary interests in the entity. The Company consolidates a VIE when it is deemed to be the primary beneficiary. The Company determines it is the primary beneficiary if it has the power to direct activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses or the right to receive benefits of the VIE that could be potentially significant to the VIE. The Company assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis.
Noncontrolling Interests
Noncontrolling interests represent a portion of the equity of consolidated VIEs that are not held by the Company. These interests are recognized as a result of the admission of non-voting members into consolidated majority-owned affiliates (“MOAs”), which were formed in conjunction with the 2017-1, 2017-2, and 2018-1 securitizations for the purpose of holding subordinated certificates in sponsored securitizations for risk retention purposes. See “Note 3. Securitizations and Variable Interest Entities” for details. Earnings and losses associated with these VIEs, are allocated to noncontrolling interests proportionally to their ownership interests in these entities in the period they are incurred. Cash distributions to holders of noncontrolling interests are made in the period following the allocation of earnings and losses. Noncontrolling interests and associated income or losses for each year presented are disclosed as separate line items on the consolidated balance sheets and consolidated statements of operations and comprehensive income (loss), respectively.
Cash and Restricted Cash
Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of December 31, 2020, and 2019 , the Company did not have any cash equivalent balances, defined as highly liquid financial instruments purchased with original maturities of three months or less.

Restricted cash primarily consists of bank deposits that are: (i) received from borrowers for interest and applied to loans as part of loan servicing, but not yet distributed to investors; (ii) received from investors as collateral for financing of loan purchases on the Upstart platform but not yet invested in issued loans; and (iii) collateral for a letter of credit the Company is required to maintain under its operating lease agreement.
Financial Instruments not Measured at Fair Value
The Company’s financial instruments not measured at fair value consist primarily of cash, restricted cash, and other assets (excluding certain financial instruments, which are measured at fair value), accounts payable, payable to investors, and other liabilities (excluding certain financial instruments, such as loan servicing assets and liabilities, trailing fee liabilities, common stock warrant liabilities and convertible preferred stock warrant liabilities, which are measured at fair value). The carrying values of these financial instruments are considered to be representative of their respective fair values due to their short-term nature.

Similarly, distributions payable to investors in securitization transactions, included in payable to securitization note holders and residual certificates holders in the Company’s consolidated balance sheets, are settled monthly as part of the waterfall payments and are not carried at fair value. Payable to investors includes amounts of loan repayments not yet distributed to investors, as well as amounts received from investors but not yet invested directly in whole loans or notes payable. Borrowings are presented at par, net of debt issuance costs and amortized over the contractual term, with accrued interest included as part of accounts payable on the consolidated balance sheets. The carrying value of borrowings approximates the fair value due to their relatively short maturities.
Fair Value Measurement
Assets and liabilities recorded at fair value on a recurring basis on the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The price used to measure fair value is not adjusted for transaction costs. The principal market is the market in which the Company would sell or transfer the asset with the greatest

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
volume and level of activity for the asset. In determining the principal market for an asset or liability, it is assumed that the Company has access to the market as of the measurement date. If no market for the asset exists, or if the Company does not have access to the principal market, a hypothetical market is used.

The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1—Unadjusted quoted market prices in active markets for identical assets or liabilities;

Level 2— Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

Level 3— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis include loans, notes receivable and residual certificates, payable to securitization note holders and residual certificate holders, other assets, common stock warrant liabilities, convertible preferred stock warrant liabilities, loan servicing assets and liabilities, and trailing fee liabilities. When developing fair value measurements, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs.

However, for certain instruments, the Company must utilize unobservable inputs in determining fair value due to the lack of observable inputs in the market, which requires greater judgment in measuring fair value. In instances where there is limited or no observable market data, fair value measurements for assets and liabilities are based primarily upon the Company’s own estimates, and the measurements reflect information and assumptions that management believes a market participant would use in pricing the asset or liability.
Transfer of Financial Assets
Upstart-powered loans originated by bank partners are either retained by the bank partners, purchased by the Company and immediately sold to institutional investors under loan sale agreements, or purchased and held by the Company for a period of time before being sold to third-party investors, or held by the Company. Loans retained and held on the Company’s consolidated balance sheets are classified as either held-for-investment or held-for-sale, and loans purchased for immediate resale to third-party investors are classified as held-for-sale. Immediate loan resales to institutional investors are accounted for as transfers of financial assets when the Company surrenders control of these loan assets. These sales typically occur shortly after the origination of the loans by the bank partner and the Company’s subsequent acquisition of the loans from the originating bank partner. Loans sold to institutional investors are derecognized from the Company’s consolidated balance sheets at the time of sale in accordance with Topic 860, Transfers and Servicing. The Company records an asset or a liability at fair value for its estimated post-sale servicing obligations. The Company also records liabilities at fair value for contingent obligations to repurchase loans that do not conform to the representations and warranties made to the loan purchaser at the time of sale. The net liability is included in other liabilities on the Company’s consolidated balance sheets.

The Company retains certain loans purchased from originating bank partners upon completion of the required holding period primarily for product development purposes. Refer to “Note 4. Fair Value Measurement” for further details.
Loan Servicing Assets and Liabilities
Loan servicing assets and liabilities are recognized at fair value when the Company transfers loans, which qualify as sales under Topic 860 with servicing rights retained or when the Company enters into servicing agreements with bank partners who retain Upstart-powered loans. A loan servicing asset or liability exists depending on whether the revenue from servicing is expected to more than adequately compensate the Company for carrying out its servicing obligations.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
Loan servicing assets and liabilities are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, with changes in fair value recorded in servicing revenue, net, which is part of revenue from fees, net in the consolidated statements of operations and comprehensive income (loss) in the periods presented. Refer to “Note 2. Revenue” for further details.
Property, Equipment, and Software, Net
Property, equipment, and software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the assets, which are generally three years for internally developed software, computer equipment, and furniture and fixtures. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life.

Internally developed software is capitalized upon completion of the preliminary project stage, when it becomes probable that the project will be completed, and the software will be used as intended. Capitalized costs primarily consist of salaries and payroll related costs for employees directly involved in development efforts. Costs related to the preliminary project stage and activities occurring after the implementation of the software are expensed as incurred. Costs incurred for software upgrades are capitalized if they result in additional functionalities or substantial enhancements.

The Company evaluates its long-lived assets for potential impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When such an event occurs, the Company determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset group is considered impaired, it is written down to its fair value, which is determined based on discounted cash flows or appraised values, depending on the nature of the assets. There were no impairments of long-lived assets as of December 31, 2020 and 2019.

Leases
The Company determines if an arrangement is or contains a lease at inception. Operating leases are recorded on the consolidated balance sheets with right-of-use assets representing the right to use the underlying asset and lease liabilities representing the obligation to make lease payments. Right-of-use assets (“ROU”) and lease liabilities are recognized at lease commencement primarily based on the present value of lease payments over the lease term, and as necessary, at modification. The operating lease ROU assets also include any initial direct costs, lease payments made prior to lease commencement, and lease incentives received. Variable lease payments are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. The Company’s lease terms are the non-cancelable period including any rent-free periods provided by the lessor and may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. At lease inception, and in subsequent periods as necessary, the Company estimates the lease term based on its assessment of extension and termination options that are reasonably certain to be exercised. Lease costs for lease payments are recognized on a straight-line basis over the lease term. As the rate implicit on the Company’s leases is not readily determinable, the Company uses its secured incremental borrowing rate to determine the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. As of December 31, 2020 and 2019, the Company did not have any material finance leases.

The Company has elected not to separate lease and non-lease components for any leases within its existing classes of assets and, as a result, accounts for any lease and non-lease components as a single lease component. The Company does not have any material leases with a term of 12 months or less.
Common Stock Warrant Liabilities
The Company issued two common stock warrants in connection with loan agreements executed during the year ended December 31, 2018. These common stock warrants are exercisable at any time and have a repurchase option in the event of a qualified sale of the Company or an IPO. The repurchase option terminates after the occurrence of either of these two events for warrants that are still outstanding.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
The common stock warrants are contingently subject to repurchase at the option of the holders until the expiration of the repurchase clause. Therefore, the common stock warrants meet the requirements for liability classification under ASC 480 “Distinguishing Liabilities from Equity” and reported in accrued expenses and other liabilities on the consolidated balance sheets at their estimated fair value. Liability classified warrants are recorded at fair value and are subject to re-measurement at each balance sheet date. The change in fair value, if any, is recognized as expense on warrants and other non-operating expenses, net in the consolidated statement of operations and comprehensive income (loss).
The Company assesses classification of its common stock warrants at each reporting date to determine whether a change in classification between liability and equity is required. Upon expiration of the repurchase option, the common stock warrants no longer meet the criteria for liability classification and are classified to equity under ASC 815-40 "Contracts in Entity's Own Equity". At reclassification, the common stock warrant is remeasured to fair value with any change in fair value recognized as expense on warrants and other non-operating expenses, net in the consolidated statement of operations and comprehensive income (loss).
Convertible Preferred Stock Warrant Liabilities
The Company issued convertible preferred stock warrants to institutional investors that are exercisable at any time. Such warrants are recorded within accrued expenses and other liabilities on the consolidated balance sheets at their estimated fair value because the shares underlying the warrants may obligate the Company to transfer assets to the holders at a future date under certain circumstances such as a deemed liquidation event. The fair value of the convertible preferred stock warrant liabilities is estimated using the Black-Scholes option-pricing model and the change in fair value, if any, is included in expense on warrants and convertible notes, net in the consolidated statements of operations and comprehensive income (loss). The Company remeasured the liabilities until the warrant holder exercised the warrants in November 2020. At that time the convertible preferred stock warrant liability was reclassified to additional paid-in capital and preferred stock. Upon consummation of the IPO, the preferred stock was converted to common stock on a one-for-one basis.
Revenue Recognition
The Company’s revenue consists of two components: revenue from fees, net and interest income and fair value adjustments, net. The revenue from fees, net line item on the consolidated statements of operations comprehensive income (loss) is primarily comprised of platform and referral fees, net, which are recognized based on ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted Topic 606 as of January 1, 2019, using the modified retrospective method for all contracts that were not complete as of the date of adoption. The adoption of Topic 606 did not have a material impact on the Company’s consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), and consolidated statements of cash flows as of the adoption date.

Topic 606 outlines a single comprehensive model in accounting for revenue arising from contracts with customers. The core principle, involving a five-step process, of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Refer to “Note 2. Revenue” for further details.
Operating Expenses
Sales and marketing
Sales and marketing expenses primarily consist of costs incurred across various advertising channels, including expenses for partnerships with third-parties providing borrower referrals, direct mail and digital advertising campaigns, as well as other expenses associated with building overall brand awareness and experiential marketing costs. Sales and marketing expenses also include payroll and other personnel-related costs, including stock-based compensation expense, for related teams. These costs are recognized in the period incurred.
Customer operations
Customer operations expenses include payroll and other personnel-related expenses, including stock-based compensation expense, for personnel engaged in onboarding, loan servicing, customer support and other related

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
operational teams. These costs also include costs of third-party collection agencies and other systems and tools the Company uses as part of information verification, fraud detection, and payment processing activities. These costs are recognized in the period incurred.
Engineering and product development
Engineering and product development expenses primarily consist of payroll and other employee-related expenses, including stock-based compensation expenses, for the engineering and product development teams as well the costs of systems and tools used by these teams. These costs are recognized in the period incurred.
General, administrative, and other
General, administrative, and other expenses consist primarily of payroll and other employee-related expenses, including stock-based compensation expense for legal and compliance, finance and accounting, human resources and facilities teams, as well as depreciation and amortization of property, equipment and software, professional services fees, facilities and travel expenses. These costs are recognized in the period incurred.
Stock-Based Compensation
The Company issues stock options to employees and nonemployees, including directors and third-party service providers, and employee stock purchase rights granted under the Company’s employee stock purchase plan (“ESPP”). Stock options are initially measured at fair value at the date of grant using the Black-Scholes option-pricing model. Stock-based compensation expenses are recognized based on their respective grant-date fair values. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures, such that the expense is recorded only for those stock options that are expected to vest~~.~~
Other Income
In the years ended December 31, 2020, 2019, and 2018, other income primarily consists of dividend income earned by the Company on its unrestricted cash balance. It is recognized in the period earned. In 2018, other income also included amounts recognized by the Company in relation to a sublease agreement for an office space, which expired in 2018.
In April 2020, the Company received a forgivable loan under the Paycheck Protection Program (“PPP”), totaling $5.3 million with a stated annual interest rate of 1%. All loan payments are deferred for six months if not forgiven under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan and accrued interest are forgivable for borrowers who use the loan proceeds for eligible expenses during a twenty-four week period following the borrower’s receipt of the loan and maintain payroll and employee headcount. The Company has used the full proceeds of the loan for eligible expenses within the required period. The Company has determined that forgiveness of the loan under the CARES Act is reasonably assured and has recorded the full amount of proceeds as other income in the consolidated statement of operations comprehensive income (loss).
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance may be established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carry back or carryforward periods.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon review by the taxing authority. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Net Income (Loss) Per Share Attributable to Common Stockholders of Upstart Holdings, Inc. Stockholders
The Company follows the two-class method when computing net income (loss) per common share when shares are issued that meet the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in the Company’s losses. Accordingly, for the periods where the Company is in a net loss position, the Company does not allocate any net loss attributable to common stockholders to the convertible preferred stock.
Diluted net income (loss) per share is the amount of net income (loss) available to each share of common stock outstanding during the reporting period, adjusted to include the effect of potentially dilutive common shares. For periods in which the Company reports net losses, basic and diluted net loss per share attributable to Upstart Holdings, Inc.’s common stockholders are the same because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Potentially dilutive common shares include incremental shares issued for convertible preferred stock, stock options, warrants to purchase convertible preferred stock and warrants to purchase common stock.
Comprehensive Income (Loss)
Comprehensive income (loss) represents all changes in equity of the Company during the periods presented, resulting from transactions with non-owner sources. The Company’s comprehensive income (loss) was equal to its net income (loss) for the years ended December 31, 2020, 2019 and 2018.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, restricted cash, and loans. The Company’s cash and restricted cash are held in financial institutions in the United States. From time to time, amounts on deposit may exceed federally insured limits. The Company is exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on the Company’s consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation (“FDIC”). The Company reduces credit risk by placing its cash in high-credit-quality financial instruments that are managed by reputable institutions. The Company is further exposed to credit risks on loans held on our consolidated balance sheets from changes in economic conditions that may cause individual borrower default due to inability or unwillingness to meet their financial obligations. The Company manages credit risk on loans by leveraging its AI models to effectively evaluate a borrower’s credit worthiness and likelihood of default.
Customer revenues equal to or greater than 10% of total revenues was as follows:

	Year Ended December 31,
	2020	2019	2018
Customer A	63%	80%	81%
Customer B	18%	*	*
*     Less than 10%

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
Customers accounting for greater than 10% of accounts receivable was as follows:

	December 31,
	2020	2019
Customer A	34%	*
Customer B	15%	*
*     Less than 10%
The Company has one reportable segment. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

The JOBS Act does not preclude an emerging growth company from early adopting new or revised accounting standards. The Company early adopted ASU 2016-02, Leases (Topic 842), effective January 1, 2019. The Company expects to use the extended transition period for any other new or revised accounting standards during the period which the Company remains an emerging growth company.
Recently Adopted Accounting Pronouncements
    The Company adopted the following accounting standards during the year ended December 31, 2020:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The ASU eliminates disclosures such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and valuation processes for Level 3 fair value measurements. The ASU also adds new disclosure requirements for Level 3 measurements. The new guidance became effective on January 1, 2020 and did not have a material impact on the Company’s related disclosures.
In December 2019, the FASB issued ASU No. 2019-12 (“ASU 2019-12”) “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes”, which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company early adopted ASU 2019-12 in the fourth quarter of 2020 with no material impact on the Company’s consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will be effective January 1, 2023 for emerging growth companies that have adopted the private company relief. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. The Company accounts for its loans at fair value through net income, which is outside the scope of Topic 326. For available for sale debt

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
securities, the guidance will require recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The Company is evaluating the impact this ASU will have on its consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows and related disclosures.. The Company plans to adopt Topic 326 effective as of January 1, 2023.
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software – (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance in Topic 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The standard is effective January 1, 2021 for emerging growth companies that have adopted the private company relief. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs after the date of adoption. The Company does not expect the adoption of this guidance will have a material impact on the Company’s consolidated financial statements related disclosures. The Company plans to adopt the ASU 2018-15 effective as of January 1, 2021.
In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The standard removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and also simplifies the diluted earnings per share calculation in certain areas The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on the Company’s consolidated financial statements related disclosures. The Company plans to early adopt ASU 2020-06 effective as of January 1, 2021.
2.Revenue
Revenue from fees, net
The Company disaggregates revenue from fees by type of service for the periods presented as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue from fees, net:
Platform and referral fees, net	$200,257	$144,055	$83,381
Servicing fees, net	28,343	15,792	5,101
Total revenue from fees, net	$228,600	$159,847	$88,482
Platform and referral fees, net
The Company enters into contracts with bank partners to provide access to a cloud-based artificial intelligence lending platform developed by the Company (the “Upstart platform”) to enable banks to originate personal unsecured and auto refinance loans. The Upstart platform includes a cloud-based application (through Upstart.com or a bank-branded program) for submitting loan applications, verifying information provided within submitted applications, risk underwriting (through a series of proprietary technology solutions), delivery of electronic loan offers, and if the offer is accepted by the borrower, an electronic loan documentation signed by the borrower. Bank partners can specify certain parameters of loans they are willing to originate. Under these contracts, bank partners can choose to use Upstart’s referral services, which allow them to access new borrowers through Upstart’s marketing channels. The Company’s contracts with bank partners are non-cancelable and generally have 12-month terms that automatically renew.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements

After origination, Upstart-powered loans are either retained by bank partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. Upstart pays bank partners a one-time loan premium fee upon completion of the minimum holding periods. Upstart also pays bank partners monthly loan trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. The monthly loan trailing fees are paid based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the consolidated statements of operations and comprehensive income (loss) for the periods presented. The Company recognized $8.3 million, $5.5 million and $3.3 million of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net for the year ended December 31, 2020, 2019 and 2018, respectively.

The Company started paying loan trailing fees on January 1, 2019. As of December 31, 2020, the Company recorded $1.3 million of loan trailing fee liability, which is recorded at fair value and included within accrued expenses other liabilities on the Company’s consolidated balance sheets. As of December 31, 2019, the Company recorded an immaterial loan trailing fee liability.

The Company’s arrangements for platform and referral services typically consist of an obligation to provide one or both of these services to customers, which are our bank partners, on a when and if needed basis (a stand-ready obligation), and revenue is recognized as such services are performed. Additionally, the services have the same pattern and period of transfer, and when provided individually or together, are accounted for as a single combined performance obligation representing a series of distinct services.

Platform and referral services are typically provided under a fixed or declining (tier-based) price per unit based on volume or as a percentage of the total value of loans originated each period; however, pricing for these services may also be based on minimum usage fees. The tier-based pricing, when offered, resets on a monthly basis and does not accumulate. Given that the nature of the Company’s promise is to stand ready and provide continuous access to and process transactions through the platform, tier-based pricing based on usage represents variable consideration. Since the variable fees relate directly to the day in which such services are provided, they generally meet the criteria for allocating variable consideration entirely to one or more, but not all, performance obligations in a contract. Accordingly, when the requisite criteria are met, variable fees are allocated to and recognized on the day the services are provided. Fees for platform and referrals services are typically billed and paid on a monthly basis. As such, the Company’s contracts with customers do not include a significant financing component.

The Company did not recognize revenue from performance obligations related to prior periods for the years ended December 31, 2020, 2019 and 2018. The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of December 31, 2020 and 2019. The Company had $8.1 million and $5.4 million of accounts receivable that are included in other assets on the consolidated balance sheets related to contracts with customers as of December 31, 2020 and 2019, respectively. The Company’s allowance for bad debt was immaterial as of December 31, 2020 and 2019, and the Company’s bad debt expense was immaterial for the periods presented.
Servicing fees, net
The Company also enters into contracts with bank partners and institutional investors to provide loan servicing for the life of Upstart-powered loans. These services commence upon origination of these loans by bank partners and include collection, processing and reconciliations of payments received, investor reporting and borrower customer support as well as distribution of funds to the holders of the loans. The Company charges the loan holder a monthly servicing fee calculated based on a predetermined percentage of the outstanding principal balance. Servicing fees also include certain ancillary fees charged on a per transaction basis for processing late payments and payments declined due to insufficient funds. Servicing fees are recognized in the period the services are provided. Loan servicing fees are not within the scope of Topic 606 and are accounted for under Topic 860, Transfers and servicing of financial assets.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
Servicing fees, net also include gains and losses on assets and liabilities recognized under loan servicing arrangements for loans retained by bank partners or loans sold to institutional investors. Such gains or losses are recognized based on whether the benefits of servicing are expected to more than adequately compensate the Company for carrying out its servicing obligations. Servicing fees also include changes in fair value of loan servicing assets and liabilities in the periods presented. Refer to “Note 4. Fair Value Measurement” for additional information on changes in fair value associated with servicing assets and liabilities.

The Company recognized gains and losses related to loan servicing rights upon loan sales for the periods presented as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net gain (loss) related to loan servicing rights	$1,530	$(857)	$(1,943)

The Company generally outsources borrower payment collections for loans that are more than 30 days past due or charged off to third-party collection agencies. The Company charges bank partners and institutional investors for collection agency fees related to their outstanding loan portfolio. The Company has discretion in hiring the collection agencies and determining the scope of their work. As the principal in the arrangement, the Company recognizes gross revenue from collection agency fees in the period that the services are provided. Upstart also receives certain ancillary fees inclusive of late payment fees and ACH fail fees. Revenue from collection agency fees and borrower fees are included in servicing fees, net as part of revenue from fees, net in the Company’s consolidated statements of operations and comprehensive income (loss). The total fees charged by collection agencies are also recognized in the period incurred and reported as part of customer operations expenses.

The Company recognized collection agency fees and borrower fees, which are included in servicing fees, net for the periods presented as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Collection agency fees	$2,777	$2,111	$905
Borrower fees	2,093	1,539	745

Interest Income and Fair Value Adjustments, Net
Interest income and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments, held in the Company’s normal course of business at fair value, including loans, notes receivable and residual certificates, payable to securitization note holders and residual certificate holders.

The table below presents components of the interest income and fair value adjustments, net presented in the Company’s condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest income and fair value adjustments, net:
Interest income(1)	$26,408	$63,313	$76,683
Interest expense(1)	(8,026)	(26,485)	(26,483)
Fair value and other adjustments, net(1)	(13,566)	(32,486)	(39,369)
Total interest income and fair value adjustments, net	$4,816	$4,342	$10,831

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(1)     Includes interest income, interest expense and fair value adjustments, net related to consolidated securitization trusts as follows:

	Year Ended December 31,
	2020	2019	2018
Interest income and fair value adjustments, net related to consolidated securitization trusts:
Interest income	$5,173	$38,218	$60,425
Interest expense	(1,074)	(6,331)	(17,200)
Fair value and other adjustments, net	(3,555)	(30,676)	(37,607)
Total interest income and fair value adjustments, net	$544	$1,211	$5,618
Interest income
Interest income is recognized based on the terms of the underlying agreements with borrowers for loans held on the Company’s consolidated balance sheets and is earned over the life of a loan.

Interest income also includes accrued interest earned on outstanding loans but not collected. Loans that have reached a delinquency of over 120 days are classified as non-accrual status and any accrued interest recorded in relation to these loans is reversed in the respective period. As of December 31, 2020, and 2019, the Company has recorded $0.9 million and $1.2 million of accrued interest income in loans on the consolidated balance sheets, respectively.
Interest expense
Interest expense is primarily related to interest recorded on the Company’s borrowings and the notes issued as part of the consolidated securitizations. Interest expense includes accrued interest incurred but not paid. Accrued interest expenses were immaterial as of December 31, 2020 and 2019.
Fair value and other adjustments, net
Fair value and other adjustments, net include changes in fair value of financial instruments, other than loan servicing assets and liabilities, common stock warrant liabilities, and convertible preferred stock warrant liabilities. These adjustments are recorded in the Company’s earnings and include both realized and unrealized changes to the value of related assets and liabilities. Refer to “Note 4. Fair Value Measurement” for additional information.

Fair value and other adjustments, net also include income attributable to third-party residual certificate holders for the consolidated securitization and amounts received from borrowers for previously charged-off loans held on the Company’s consolidated balance sheets. These amounts are recognized in the period received.
3.Securitizations and Variable Interest Entities
Consolidated VIEs
The Company consolidates VIEs in which the Company has a variable interest and is determined to be the primary beneficiary. This determination is based on whether the Company has a variable interest (or combination of variable interests) that provides the Company with (a) the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. The Company continually reassesses whether it is the primary beneficiary of a VIE throughout the entire period the Company is involved with the VIE.

The Company also determines whether decision-maker or service-provider fees are variable interests. Decision-maker or service-provider fees are not considered variable interests when the arrangement does not expose the Company to risks of loss that a potential VIE was designed to pass on to its variable interest holders, the fees are commensurate, the arrangement is at market, and the Company does not have any other interests (including direct

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
interests and certain indirect interests held through related parties) that absorb more than an insignificant amount of a VIE’s potential variability. This determination can have a significant impact on the Company’s consolidation analysis, as it could affect whether a legal entity is a VIE and whether the Company is the primary beneficiary of a VIE. When the Company’s decision-maker or service-provider fee is not a variable interest, the Company is viewed as acting as a fiduciary for the potential VIE.

See “Note 1. Description of Business and Significant Accounting Policies” for additional information.
Warehouse Entities
The Company established Upstart Loan Trust and Upstart Warehouse Trust to enter into warehouse credit facilities for the purpose of purchasing Upstart-powered loans. See “Note 7. Borrowings” for additional information. These entities are Delaware statutory trusts that are structured to be bankruptcy-remote, with third-party banks operating as trustees.
Consolidated Securitizations and MOAs
The Company entered into three private offering securitization transactions in June 2017 (“2017-1”), November 2017 (“2017-2”), and April 2018 (“2018-1”), respectively. As the sponsor of these securitization transactions, the Company created several legal entities for the roles of depositors, issuers, grantor trusts, and MOAs for each securitization transaction.

Under the risk retention requirements in Title 17 U.S. Code of Federal Regulations Part 246, Credit Risk Retention, promulgated by Securities and Exchange Commission (“RR”), the Company is required to retain at least 5% of the economic risk in the securitization transactions in which the Company is the retaining sponsor. The Company elected to satisfy the RR requirements by holding Eligible Horizontal Retained Interests (“EHRIs”) in the form of subordinated certificates within the established MOAs.

Concurrently with the closing of the 2017-1, 2017-2, and 2018-1 securitization transactions, while maintaining its status as the primary beneficiary of the related MOAs, the Company sold 80% of its interests in these MOAs to an institutional investor in exchange for cash of approximately $8.0 million, $7.8 million, and $8.0 million, respectively, based on the fair value of the residual certificates held in the MOAs as determined on the pricing dates. As a result of the sales, the Company maintained a 20% interest in the MOAs and its status as the managing member, while the investor became a non-voting limited member of these MOAs. As of December 31, 2019, the institutional investor’s ownership interests in the 2018-1 MOA represent the noncontrolling interests on the consolidated balance sheets. As of December 31, 2020, no noncontrolling interests were recognized due to deconsolidation of the 2018-1 securitization during 2020.

Upon closing of these securitization transactions, the Company determined that the servicing fees represented a variable interest in these securitization entities due to the EHRIs held by the Company’s MOAs to satisfy the RR requirements. The EHRIs held by these MOAs were deemed to potentially absorb more than an insignificant amount of the VIEs’ expected losses or expected returns at the inception of the securitization transactions. The Company also determined that it was the primary beneficiary of these entities and consolidated the MOAs and trusts associated with the 2017-1, 2017-2, and 2018-1 securitization transactions.

Subsequent to the expiration of the RR requirements for 2017-1 and 2017-2 in December 2019 and 2018-1 in June 2020, the residual certificates held by each of the respective MOAs were distributed based on the proportional equity held by Upstart and the investor. This distribution required the Company to reassess whether its servicing fee is a variable interest. Although the Company maintains a reduced level of variable interests in the 2017-1 and 2017-2 securitization transactions through the EHRIs, the Company’s other interests subsequent to these distributions are no longer expected to absorb more than an insignificant amount of each of the VIE’s expected losses or expected returns. Therefore, the Company concluded that the fees for servicing the securitization transactions are no longer considered variable interests, and as such the powers the Company possesses through the servicing arrangements are no longer considered in the primary beneficiary determination. As a result, the Company concluded it was no longer the primary beneficiary of the 2017-1, 2017-2, and 2018-1 securitization transactions. The Company deconsolidated the legal entities associated with the 2017-1 and 2017-2 securitization transactions as

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
of December 31, 2019 and 2018-1 as of June 30, 2020. The Company recorded an immaterial net gain on the deconsolidation of these entities. The Company maintained its role as servicer of these securitization transactions.

The Company sponsored three additional securitization transactions in August 2018 (“2018-2”), February 2019 (“2019-1”) and August 2019 (“2019-2”), respectively. As the retaining sponsor of these transactions, the Company was subject to the RR requirements and satisfied them through Eligible Vertical Interests (“EVIs”) in the form of a combination of securitization notes and residual certificates through the established MOAs. The Company concluded that it has a variable interest and is the primary beneficiary of the MOAs associated with these securitization transactions. As a result, the Company consolidated these MOAs as of December 31, 2020 and 2019. The Company determined that it is not the primary beneficiary of the trusts which hold the loans associated with these securitization transactions, primarily because the Company’s servicing fees are not considered variable interests, and that the transfer of loans as collateral into these securitization transactions met the definition of a sale under Topic 860, Transferring and Servicing. As such, the Company derecognized these loans from the consolidated balance sheets upon the closing of these securitization transactions. Refer to the Unconsolidated Securitizations section below for more information.
Other Consolidated VIEs
Upstart Loan Trust 2, a Delaware statutory trust, holds personal loans facilitated through the Upstart platform that do not meet the criteria for inclusion in the warehouse credit facilities, or that were the result of the Company’s repurchases of loans for breaches of representations and warranties made to institutional investors, as described above.

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs (in thousands):

	Assets	Liabilities	Net Assets
December 31, 2020
Warehouse Entities	$71,530	$35,109	$36,421
Majority-owned Affiliates	17,219	7,187	10,032
Other Consolidated VIEs	16,243	—	16,243
Total Consolidated VIEs	$104,992	$42,296	$62,696

	Assets	Liabilities	Net Assets
December 31, 2019
Warehouse Entities	$131,903	$80,206	$51,697
Securitizations:
Securitization Trusts	98,572	95,995	2,577
Majority-owned Affiliates	30,266	17,058	13,208
Other Consolidated VIEs	14,926	48	14,878
Total Consolidated VIEs	$275,667	$193,307	$82,360

The Company’s continued involvement in all of its securitizations in which it is the sponsor includes loan servicing rights and obligations for which it receives servicing fees over the life of the underlying loans. The Company monitors its status as the primary beneficiary and in case of reconsideration events, updates the analysis accordingly.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
Unconsolidated VIEs
The Company’s transactions with unconsolidated VIEs include securitizations of unsecured personal whole loans and sales of whole loans to VIEs. The Company has various forms of involvement with VIEs, including servicing of loans and holding senior or residual interests in the VIEs. The Company’s transactions with unconsolidated VIEs include securitizations of unsecured personal whole loans and sales of whole loans to VIEs. The Company has various forms of involvement with VIEs, including servicing of loans and holding senior or residual interests in the VIEs.
Unconsolidated Securitizations
As of December 31, 2020, the Company’s unconsolidated VIEs include entities established as the issuers and grantor trusts for the 2017-1, 2017-2, 2018-1, 2018-2, 2019-1, and 2019-2 securitization transactions (the “Unconsolidated Securitizations”). The Company’s continued involvement in the unconsolidated VIEs is in the form of its role as the sponsor and the servicer of these transactions. For each of the unconsolidated securitizations, the Company determined that it is not the primary beneficiary.

In cases where the VIEs are not consolidated and the transfer of the loans from the Company to the securitization trust meets sale accounting criteria, the Company recognizes a gain or loss on sales of loans. The net proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction. The assets are transferred into a trust such that the assets are legally isolated from the creditors of the Company and are not available to satisfy obligations of the Company. These assets can only be used to settle obligations of the underlying securitization trusts.

Upstart Network Trust
Upstart Network Trust (“UNT”), also a Delaware statutory trust, was established in 2014 to facilitate Upstart’s fractional loan program. The Company is the servicer of UNT’s loan assets and previously concluded that the servicing fee represents a variable interest and that the Company is the primary beneficiary of UNT. The program was formally discontinued in 2019 and as a result of a reduction in the Company’s investment in UNT, the Company concluded that it was no longer the primary beneficiary and therefore deconsolidated UNT during 2019. An immaterial loss related to servicing rights was recognized on deconsolidation. The fair value of the Company’s investment in UNT is included in notes receivable and residual certificates in the consolidated balance sheets as of December 31, 2020, and 2019. The Company’s continued involvement in UNT includes loan servicing rights and obligations for which it receives servicing fees over the life of the underlying loans

The Company’s unconsolidated VIEs include UNT, which was deconsolidated during the year ended December 31, 2019 upon discontinuation of the fractional loan program.

The following tables summarize the aggregate carrying value of assets and liabilities of unconsolidated VIEs in which the Company holds a variable interest but is not the primary beneficiary (in thousands):

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
December 31, 2020
Securitizations	$484,604	$390,252	$94,352	$24,434
Upstart Network Trust	39,754	39,754	—	1,707
Total Unconsolidated VIEs	$524,358	$430,006	$94,352	$26,141

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
December 31, 2019
Securitizations	$778,628	$640,592	$138,036	$34,828
Upstart Network Trust	77,207	77,207	—	3,303
Total Unconsolidated VIEs	$855,835	$717,799	$138,036	$38,131

The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $18.9 million and $30.3 million which are included in notes receivable and residual certificates on the consolidated balance sheets as of December 31, 2020, and 2019, respectively. The Company also had $7.2 million and $4.6 million of cash deposits made to reserve accounts for related securitizations, included in other assets on the consolidated balance sheets as of December 31, 2020, and 2019, respectively.

The Company’s maximum exposure to loss from its involvement with unconsolidated VIEs represents the estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is remote, such as where the value of securitization notes and senior and residual certificates the Company holds as part of the RR requirement declines to zero.

The following table summarizes activity related to the unconsolidated securitization transactions on the Company’s consolidated financial statements (in thousands):

	December 31,
	2020	2019
Principal derecognized from loans securitized	$—	$95,342
Net gains recognized from loans securitized included in earnings	—	1,395
Fair value of securitization notes and residual certificates retained in the transaction	—	25,649
Cash proceeds from loans securitized	—	70,845
Cash proceeds from servicing and other administrative fees on loans securitized	3,881	2,777
Cash proceeds from interest received on securitization notes and residual certificates	1,663	3,112

Retained Interest in Unconsolidated VIEs
The investors and the securitization trusts have no direct recourse to the Company’s assets, and holders of the securities issued by the securitization trusts can look only to the assets of the securitization trusts that issued their securities for payment. The beneficial interests held by the Company and the Company’s MOAs are subject principally to the credit and prepayment risk stemming from the underlying unsecured personal whole loans.
Off-Balance Sheet Loans
Off-balance sheet loans relate to securitization transactions for which the Company has some form of continuing involvement, including as servicer. For a loan related to securitization transactions where servicing is the only form of continuing involvement, the Company would only experience a loss if it were required to repurchase such a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts. Additionally, in the unlikely event principal payments on the loans backing a securitization are insufficient to pay senior note holders, any amounts the Company contributed to the securitization reserve accounts may be depleted.

In December 2019, February 2020, and October 2020, the Company co-sponsored securitization transactions (“2019-3”, “2020-1”, and “2020-3”, respectively) with an investment bank. The Company was not required to retain economic risk in these securitization transactions as the co-sponsor investment bank acted as the retaining sponsor. Similar to 2018-2, 2019-1, and 2019-2, the Company contributed certain loans to this securitization as collateral and

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
recognized this transfer under Topic 860, Transferring and Servicing. The Company is also the servicer of these securitization transactions.

In September 2020, the Company co-sponsored an additional securitization transaction (“2020-2”) with an investment bank. The Company did not retain economic risk in this transaction and did not contribute any loans as collateral. The Company is the servicer of this securitization.
4.Fair Value Measurement
The following table presents assets and liabilities measured at fair value (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$78,460	$78,460
Notes receivable and residual certificates	—	—	19,074	19,074
Loan servicing assets	—	—	6,831	6,831
Total assets	$—	$—	$104,365	$104,365
Liabilities
Loan servicing liabilities	$—	$—	$8,254	$8,254
Trailing fee liabilities	—	—	1,276	1,276
Total liabilities	$—	$—	$9,530	$9,530

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$232,305	$232,305
Notes receivable and residual certificates	—	—	34,116	34,116
Loan servicing assets	—	—	4,725	4,725
Total assets	$—	$—	$271,146	$271,146
Liabilities
Trailing fee liabilities	$—	$—	$504	$504
Loan servicing liabilities	—	—	5,140	5,140
Payable to securitization notes and residual certificate holders	—	—	89,672	89,672
Convertible preferred stock warrant liabilities	—	—	5,666	5,666
Common stock warrant liabilities	—	—	1,136	1,136
Total liabilities	$—	$—	$102,118	$102,118

Financial instruments are categorized in the fair value hierarchy based on the significance of unobservable factors in the overall fair value measurement. Since the Company’s loans, notes receivable and residual certificates, other assets, loan servicing assets and liabilities, payable to securitization note holders and residual certificate holders, trailing fee liabilities, convertible preferred stock warrants, and common stock warrants, do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
The Company has elected the fair value option for loans, notes receivable and residual certificates, and payable to securitization note holders and residual certificate holders. The election allows for assets and related liabilities to be measured similarly. Changes in the fair value of the loans are partially offset by corresponding changes in the fair value of payable to securitization note holders and residual certificate holders. The net fair value adjustments are presented as interest income and fair value adjustments, net in the consolidated statements of operations and comprehensive income (loss).

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.
Loans
As of December 31, 2020, loans included in the Company’s consolidated balance sheets are classified as either held-for-sale or held-for-investment. The Company reclassified such loans held by the warehouse entities from held-for-investment to held-for-sale as of January 1, 2020, due to the Company’s intent to sell the loans prior to maturity and increasing evidence of their marketability. Other loans held on the Company’s consolidated balance sheets retained their classification as held-for-investment. These loans include loans which do not satisfy the warehouse requirements and loans held in the consolidated securitizations.

The following table presents the fair value of classes of loans held by the Company (in thousands):

	December 31,
	2020	2019
Loans held-for-sale	$60,232	$—
Loans held-for-investment	18,228	141,555
Loans held-for-investment in consolidated securitizations	—	90,750
Total	$78,460	$232,305
Valuation Methodology
Loans held-for-sale and held-for-investment, excluding those in consolidated securitizations, are measured at estimated fair value using a discounted cash flow model. The fair valuation methodology considers projected prepayments and historical defaults, losses and recoveries to project future losses and net cash flows on loans. Net cash flows are discounted using an estimate of market rates of return. The fair value of these loans also includes accrued interest, which was immaterial as of December 31, 2020, and 2019.

For the years ended December 31, 2020 and 2019, the Company elected the measurement alternative under Topic 810, Consolidation, and maximizes the use of observable inputs to estimate the fair value of the financial assets and liabilities of consolidated securitization entities. Under the measurement alternative, the Company measures the financial assets, which consist of held-for-investment and held-for-sale loans in the consolidated balance sheets, and financial liabilities, which consist of securitization notes and residual certificates issued to institutional investors, included in payable to securitization note holders and residual certificate holders in the consolidated balance sheets, using the more observable of the fair value of the financial assets and liabilities. The Company determined the fair value of the amounts payable to securitization note holders and residual certificate holders is more observable than that of the loans. The securitization notes and residual certificates are measured at fair value, and the loans are measured based on the sum of the fair value of the securitization notes and residual certificates, with changes in fair value included in the consolidated statements of operations and comprehensive income (loss).

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
Significant Inputs and Assumptions
The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-investment and held-for-sale, excluding loans held-for-investment in consolidated securitizations:

	December 31, 2020			December 31, 2019
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	6.80%	16.99%	7.44%	4.72%	14.57%	4.98%
Credit risk rate (1)	0.36%	52.31%	19.82%	0.31%	52.29%	17.19%
Prepayment rate (1)	11.64%	78.36%	31.03%	11.34%	64.00%	29.49%
(1)Expressed as a percentage of the original principal balance of the loans
(2)Unobservable inputs were weighted by relative fair value

Discount rates–The discount rates are rates of return used to discount future expected cash flows to arrive at a present value, which represents the fair value. The discount rates used for the projected net cash flows are the Company’s estimates of the rates of return that market participants would require when investing in these financial instruments with cash flows dependent on credit quality of the related loan. A risk premium component is implicitly included in the discount rates to reflect the amount of compensation market participants require due to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity.

Credit risk rates–The credit risk rates are an estimate of the net cumulative principal payments that will not be repaid over the entire life of a financial instrument. The credit risk rates are expressed as a percentage of the original principal amount of the instrument. The estimated net cumulative loss represents the sum of the net losses estimated to occur each month of the life of the instrument, net of the average recovery expected to be received.

Prepayment rates–Prepayment rates are an estimate of the cumulative principal prepayments that will occur over the entire life of a loan as a percentage of the original principal amount of the loan. The assumption regarding cumulative prepayments impact the projected balances and expected terms of the loans.
The above inputs are similarly used in estimating fair value of related financial instruments. Refer to the Assets and Liabilities related to Securitization Transactions section below for more information.
Significant Recurring Level 3 Fair Value Input Sensitivity
The below table presents the sensitivity of the loans held-for-sale and held-for-investment, excluding those in consolidated securitizations, to adverse changes in key assumptions used in the valuation model as of December 31, 2020, and 2019, respectively. The estimated fair value of these loans is not sensitive to adverse changes in expected prepayment rates as such changes would not result in a significant impact on the fair value in either periods.

	December 31,
(amounts in thousands)	2020	2019
Fair value of loans	$78,460	$141,555
Discount rates
100 basis point increase	(979)	(1,898)
200 basis point increase	(1,939)	(3,755)
Expected credit loss rates on underlying loans
10% adverse change	(1,303)	(2,325)
20% adverse change	(2,611)	(4,656)

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
Rollforward of Level 3 Fair Values
The following tables include a rollforward of the loans classified within Level 3 of the fair value hierarchy (in thousands):

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held-for- Investment (Securitized)	Total
Fair value at December 31, 2019	$—	$141,555	$90,750	$232,305
Reclassification of loans from HFI to HFS	125,779	(125,779)	—	—
Purchases of loans	116,127	9,655	—	125,782
Sale of loans	(144,944)	—	—	(144,944)
Purchase of loans for immediate resale to investors	2,540,948	—	—	2,540,948
Immediate resale to investors	(2,540,948)	—	—	(2,540,948)
Repayments received	(28,306)	(5,669)	(24,018)	(57,993)
Changes in fair value recorded in earnings	(8,033)	(1,589)	(9,508)	(19,130)
Other changes	(391)	55	(2)	(338)
Changes due to deconsolidation	—	—	(57,222)	(57,222)
Fair value at December 31, 2020	$60,232	$18,228	$—	$78,460

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held-for- Investment (Securitized)	Total
Fair value at December 31, 2018	$—	$134,650	$368,016	$502,666
Purchases of loans	—	265,286	—	265,286
Sale of loans	—	(131,838)	—	(131,838)
Purchase of loans for immediate resale to investors	1,779,180	—	—	1,779,180
Immediate resale to investors	(1,779,180)	—	—	(1,779,180)
Repayments received	—	(47,950)	(158,921)	(206,871)
Changes in fair value recorded in earnings	—	(5,821)	(36,238)	(42,059)
Changes due to deconsolidation	—	(72,757)	(82,107)	(154,864)
Other changes	—	(15)	—	(15)
Fair value at December 31, 2019	$—	$141,555	$90,750	$232,305

Assets and Liabilities related to Securitization Transactions
As of December 31, 2020 and 2019, the Company held notes receivable and residual certificates with an aggregate fair value of $19.1 million and $34.1 million, respectively. The balances consist of securitization notes and residual certificates corresponding to the 5% economic risk retention the Company is required to maintain as the retaining sponsor of the unconsolidated securitizations. As of December 31, 2020 and 2019, the Company also had payables to securitization note holders and residual certificate holders with an aggregate fair value of $0 million and $89.7 million, respectively. The balances represent securitization notes and residual certificates issued and sold to institutional investors in securitization transactions, where the issuing trusts are consolidated in the Company’s consolidated financial statements. Accrued interest on these financial instruments is immaterial as of December 31,

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
2020 and 2019. As of December 31, 2020, the balance for payables to securitization note holders and residual certificate holders and related accrued interest was $0 million due to deconsolidation of previously consolidated securitizations.
Valuation Methodology
The discounted cash flow methodology is used to estimate the fair value of notes receivable and residual certificates and payables to securitization note holders and residual certificate holders (the “securities”), using the same projected net cash flows as their related loans. This model uses inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value.
Significant Inputs and Assumptions
The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements of assets and liabilities related to securitization transactions:

	December 31, 2020			December 31, 2019
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Notes receivable and residual certificates
Discount rate	3.01%	14.00%	5.84%	2.91%	14.00%	5.29%
Credit risk rate (1)	0.04%	50.69%	17.12%	0.18%	50.67%	17.08%
Prepayment rate (1)	15.60%	36.88%	27.63%	15.19%	59.83%	27.44%
Payable to securitization note holders and residual certificate holders
Discount rate	*	*	*	5.03%	14.00%	5.88%
Credit risk rate (1)	*	*	*	0.20%	40.97%	15.17%
Prepayment rate (1)	*	*	*	16.14%	32.47%	25.68%
(1)Expressed as a percentage of the original principal balance of the loans underlying the financial instruments
(2)Unobservable inputs were weighted by relative fair value
*     Not applicable as of the respective periods presented due to the deconsolidation of previously consolidated securitizations
Significant Recurring Level 3 Fair Value Input Sensitivity
The securities issued in the securitization transactions are senior or subordinated based on the waterfall criteria of loan payments to each security class, with the residual interest (the “residual certificates”) issued being the first to absorb credit losses in accordance with the waterfall criteria. Accordingly, the residual certificates are the most sensitive to adverse changes in credit risk rates. Depending on the specific securitization, a hypothetical increase in the credit risk rate of 10% to 20% would result in significant decreases in the fair value of the residual certificates. On average, a hypothetical increase in the credit risk rate of 20% would result in a 20% decrease in the fair value of the residual certificates. The remaining classes of securities, with the exception of those in 2018-2, are all overcollateralized such that changes in credit risk rates are not expected to have significant impacts on their fair values.
The fair value of the securities is also sensitive to adverse changes in discount rates, which represent estimates of the rates of return that institutional investors would require when investing in financial instruments with similar risk and return characteristics. On average, a hypothetical 100 basis point increase in discount rates results in a decrease in fair value of the securities (including securitization notes and residual certificates) of 1.23% and 1.40% as of December 31, 2020 and 2019, respectively. On average, a hypothetical 200 basis point increase in discount rates results in a decrease in fair value of the securities (including securitization notes and residual certificates) of 2.36% and 2.77% as of December 31, 2020 and 2019, respectively.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
The fair value of securitization notes and residual certificates are not sensitive to adverse changes in expected prepayment rates as such changes would not result in a significant impact on the fair value as of December 31, 2020 and 2019.
Rollforward of Level 3 Fair Values
The following tables include a rollforward of the assets and liabilities related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy (in thousands):

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders and Residual Certificate Holders
Fair value at December 31, 2019	$34,116	$89,672
Purchases and issuances of securitization notes and residual certificates	4	—
Repayments and settlements	(14,665)	(26,126)
Changes in fair value recorded in earnings	(381)	(5,529)
Changes due to deconsolidation	—	(58,017)
Fair value at December 31, 2020	$19,074	$—

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders and Residual Certificate Holders
Fair value at December 31, 2018	$8,314	$353,292
Purchases and issuances of securitization notes and residual certificates	31,645	—
Repayments and settlements	(8,760)	(176,742)
Changes in fair value recorded in earnings	(782)	(6,053)
Changes due to deconsolidation	3,699	(80,825)
Fair value at December 31, 2019	$34,116	$89,672
Loan Servicing Assets and Liabilities
Valuation Methodology
Loan servicing assets and liabilities are measured at estimated fair value using a discounted cash flow model. The cash flows in the valuation model represent the difference between the contractual servicing fees charged to institutional investors and an estimated market servicing fee. Since contractual servicing fees are generally based on the monthly unpaid principal balance of the underlying loans, the expected cash flows in the model incorporate estimates of net losses and prepayments.
Significant Inputs and Assumptions
The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements

	December 31, 2020			December 31, 2019
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	15.00%	35.00%	22.69%	15.00%	35.00%	22.70%
Credit risk rate (1)	0.03%	52.78%	17.19%	0.05%	52.76%	16.72%
Market-servicing rate (3)(4)	0.75%	0.75%	0.75%	0.78%	0.78%	0.78%
Prepayment rate (1)	9.07%	89.01%	31.62%	11.60%	76.45%	28.57%
(1)Expressed as a percentage of the original principal balance of the loans underlying the servicing arrangement
(2)Unobservable inputs were weighted by relative fair value
(3)Excludes ancillary fees that would be passed on to a third-party servicer
(4)Expressed as a percentage of the outstanding principal balance of the loan
Discount rates–The discount rates are the Company’s estimate of the rates of return that market participants in servicing rights would require when investing in similar servicing rights. Discount rates for servicing rights on existing loans are adjusted to reflect the time value of money and a risk premium intended to reflect the amount of compensation market participants would require due to the uncertainty associated with these instruments’ cash flows.
Credit risk rates–The credit risk rates are the Company’s estimate of the net cumulative principal payments that will not be repaid over the entire life of a loan expressed as a percentage of the original principal amount of the loan. The assumption regarding net cumulative losses impact the projected balances and expected terms of the loans, which are used to project future servicing revenues.
Market-servicing rates–Market-servicing rate is an estimated measure of adequate compensation for a market participant, if one was required. The rate is expressed as a fixed percentage of outstanding principal balance on a per annum basis. The estimate considers the profit that would be demanded in the marketplace to service the portfolio of outstanding loans subject to the Company’s servicing agreements.
Prepayment rates–Prepayment rates are the Company’s estimate of the cumulative principal prepayments that will occur over the entire life of a loan as a percentage of the original principal amount of the loan. The assumption regarding cumulative prepayments impact the projected balances and expected terms of the loans, which are used to project future servicing revenues.
Significant Recurring Level 3 Fair Value Input Sensitivity
The table below presents the fair value sensitivity of loan servicing assets and liabilities to adverse changes in key assumptions. The fair value of loan servicing assets and liabilities is not sensitive to adverse changes in discount rates as such changes would not result in a significant impact on the fair value as of December 31, 2020 and 2019, respectively.

	December 31,
(amounts in thousands)	2020	2019
Fair value of loan servicing assets	$6,831	$4,725
Expected market-servicing rates
10% market-servicing rates increase	(19,013)	(29,631)
20% market-servicing rates increase	(38,027)	(59,262)
Expected prepayment rates
10% adverse change	(2,061)	(3,629)
20% adverse change	(4,212)	(7,440)

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements

	December 31,
(amounts in thousands)	2020	2019
Fair value of loan servicing liabilities	$8,254	$5,140
Expected market-servicing rates
10% market-servicing rates increase	22,974	32,234
20% market-servicing rates increase	45,948	64,467
Expected prepayment rates
10% adverse change	2,491	3,948
20% adverse change	5,089	8,093

Rollforward of Level 3 Fair Values
The following table presents a rollforward of the loan servicing assets and liabilities classified by the Company within Level 3 of the fair value hierarchy (in thousands):

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2019	$4,725	$5,140
Sale of loans	7,269	5,739
Changes in fair value recorded in earnings	(5,163)	(2,625)
Fair value at December 31, 2020	$6,831	$8,254

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2018	$—	$1,685
Sale of loans	3,874	4,730
Changes in fair value recorded in earnings	851	(1,275)
Fair value at December 31, 2019	$4,725	$5,140
Other Assets
During the year ended December 31, 2019 the Company’s other assets were composed of financial instruments related to the Company’s legacy loan programs, which were wound down prior to December 31, 2019. The fair value of these financial instruments were estimated using the discounted cash flow model based on expected cash flows of the underlying loans. As of December 31, 2020 and 2019 the Company did not hold any of these financial instruments.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
Rollforward of Level 3 Fair Values
The following table includes a rollforward of other assets classified by the Company within Level 3 of the fair value hierarchy during the year ended December 31, 2019 (in thousands):

Other Assets
Fair value at December 31, 2018	$1,410
Issuances	—
Repayments and settlements	(174)
Changes in fair value recorded in earnings	(24)
Other changes	(76)
Changes due to deconsolidation	(1,136)
Fair value at December 31, 2019	$—
Trailing Fee Liabilities
The Company pays certain bank partners monthly trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Significant inputs used for estimating the fair value of trailing fee liabilities included discount rates of 6.80% to 16.99% and credit risk rates of 0.36% to 52.31%.
The fair value sensitivity of trailing fee liabilities to adverse changes in key assumptions would not result in a material impact on the Company’s financial position.
Rollforward of Level 3 Fair Values
The following tables include a rollforward of other assets and trailing fee liabilities classified by the Company within Level 3 of the fair value hierarchy (in thousands):

Trailing Fee Liabilities
Fair value at December 31, 2019	$504
Issuances	1,130
Repayments and settlements	(339)
Changes in fair value recorded in earnings	(19)
Fair value at December 31, 2020	$1,276

Trailing Fee Liabilities
Fair value at December 31, 2018	$1,375
Issuances	568
Repayments and settlements	(230)
Changes in fair value recorded in earnings	(3)
Other changes	(70)
Changes due to deconsolidation	(1,136)
Fair value at December 31, 2019	$504
Common Stock and Convertible Preferred Stock Warrants
Valuation Methodology

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
The fair values of common stock warrant liabilities and convertible preferred stock warrant liabilities are estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model considers several variables and assumptions in estimating the fair value of the warrants, including the per share fair value of the underlying securities, exercise price, expected term, risk-free interest rate, expected annual dividend yield and expected stock price volatility over the expected term.
Significant Inputs and Assumptions
The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for common stock and convertible preferred stock warrants:

	December 31, 2020			December 31, 2019
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Convertible preferred stock warrant liabilities
Annual volatility	**	**	**	53.00%	55.89%	*
Expected term (years)	**	**	**	0.5	1.86	*
Dividend rate	**	**	**	—	—	*
Risk-free interest rate	**	**	**	1.58%	1.60%	*
Fair value of underlying securities	**	**	**	$6.68	$12.22	*
Common stock warrant liabilities
Annual volatility	**	**	**	57.39%	*	*
Expected term (years)	**	**	**	8.81	*	*
Dividend rate	**	**	**	—	*	*
Risk-free interest rate	**	**	**	1.88%	*	*
Fair value of underlying securities	**	**	**	$8.88	*	*
(1)Unobservable inputs were weighted based on convertible preferred stock warrants outstanding
*     Not applicable as of the respective periods presented. Only one set of each convertible preferred stock warrants and common stock warrants were outstanding as of December 31, 2019. Accordingly, weighted average inputs are not applicable.
**     Not applicable as of the respective periods presented. Preferred stock warrants were exercised and common stock warrants were reclassified to equity as of December 31, 2020.

Volatility– Because the Company was privately held and did not have an active trading market for its common or convertible preferred stock for a sufficient period of time, the expected volatility is estimated based on the average volatility for comparable publicly-traded companies, over a period equal to the expected term of the warrants.
Expected term–The expected term represents the contractual life of the warrants being valued.
Dividend rate–The Company has never paid dividends on its common stock or convertible preferred stock and does not anticipate paying dividends on common stock. Therefore, the Company uses an expected dividend yield of zero.
Risk-free interest rate–The risk-free interest rate is determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the contractual term of the warrants being valued.
Fair value of underlying security–Prior to the completion of the IPO, the estimated fair value of the shares of underlying securities is determined by the Company’s Board of Directors as there is no public market for the

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
Company’s common stock or preferred stock. The Board of Directors determines the fair value of the underlying securities by considering a number of objective and subjective factors, including: third-party valuations of the Company’s common stock and convertible preferred stock, the valuation of comparable companies, the Company’s operating and financial performance, and a general and an industry-specific economic outlook, amongst other factors. After the completion of the IPO, the fair value of the Company’s common stock is determined by the closing price, on the grant date, of its common stock, which is traded on the Nasdaq Global Select Market.
Significant Recurring Level 3 Fair Value Input Sensitivity
The fair value sensitivity of the common stock warrant liabilities and convertible preferred stock warrant liabilities to adverse changes in key assumptions would not result in a material impact on the Company’s financial position.
Rollforward of Level 3 Fair Values
The following table presents a rollforward of the common stock warrant liabilities and convertible preferred stock warrant liabilities, included in accrued expenses and other liabilities on the consolidated balance sheets, classified by the Company within Level 3 of the fair value (in thousands):

	Common Stock Warrant Liabilities	Convertible Preferred Stock Warrant Liabilities
Fair value at December 31, 2019	$1,136	$5,666
Exercises in the year	(2,971)	(12,177)
Reclassification to equity	(2,945)	—
Changes in fair value recorded in earnings	4,780	6,511
Fair value at December 31, 2020	$—	$—

	Common Stock Warrant Liabilities	Convertible Preferred Stock Warrant Liabilities
Fair value at December 31, 2018	$447	$7,579
Exercises in the year	—	(1,131)
Repurchases and retirements in the period	—	(5,083)
Changes in fair value recorded in earnings	689	4,301
Fair value at December 31, 2019	$1,136	$5,666

5.Loans at Fair Value
The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the consolidated balance sheets (in thousands):

	Loans		Loans > 90 Days Past Due
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Outstanding principal balance	$97,497	$276,974	$2,018	$1,926
Net fair value and accrued interest adjustments	(19,037)	(44,669)	(2,002)	(1,859)
Fair value	$78,460	$232,305	$16	$67

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
The Company places loans on non-accrual status at 120 days past due. Any accrued interest recorded in relation to these loans is reversed in the respective period. The Company charges-off loans no later than 120 days past due.
6.Balance Sheet Components
Other Assets
Other assets consisted of the following (in thousands):

	December 31,
	2020	2019
Servicing fees and other receivables	$11,656	$8,321
Deposits	7,947	6,429
Prepaid expenses	6,009	5,224
Loan servicing assets (at fair value)	6,831	4,725
Other assets	7,603	55
Total other assets	$40,046	$24,754

Servicing fees and other receivables represent amounts recognized as revenue but not yet collected in relation to servicing and other agreements with institutional investors and bank partners.
Property, Equipment, and Software, Net
Property, equipment, and software, net consisted of the following (in thousands):

	December 31,
	2020	2019
Internally developed software	$7,906	$3,164
Computer equipment	1,285	672
Furniture and fixtures	1,770	1,638
Leasehold improvements	2,763	1,970
Total property, equipment, and software	13,724	7,444
Accumulated depreciation and amortization	(3,692)	(1,414)
Total property, equipment, and software, net	$10,032	$6,030

For the year ended December 31, 2020, depreciation and amortization expense on property, equipment, and software was $2.3 million. Depreciation and amortization expense on property, equipment, and software for the year ended December 31, 2019 and 2018, was immaterial to the consolidated statements of operations and comprehensive income (loss). As of December 31, 2020 and 2019, capitalized internally developed software balances, net of accumulated amortization, were $6.0 million and $2.2 million, respectively.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued expenses	$10,974	$15,006
Accrued payroll	13,834	5,746
Convertible preferred stock warrant liabilities (at fair value)	—	5,666
Common stock warrant liabilities (at fair value)	—	1,136
Loan servicing liabilities (at fair value)	8,254	5,140
Trailing fee liability (at fair value)	1,276	504
Other liabilities	1,331	1,450
Total accrued expenses and other liabilities	$35,669	$34,648

7.Borrowings
The following table presents the aggregate principal outstanding of all loans mentioned in this note that are included in the consolidated balance sheets (in thousands):

	Borrowings
	December 31, 2020	December 31, 2019
Term loans	$15,000	$17,200
Revolving credit facility	5,500	5,500
Warehouse credit facilities	34,994	79,096
Risk retention funding loans	7,187	16,941
Total payments due	62,681	118,737
Unamortized debt discount	(55)	(128)
Total borrowings	$62,626	$118,609
Term Loans
In February 2016, the Company, together with its wholly-owned subsidiary, Upstart Network, Inc. (“UNI”) as the co-borrower, entered into a loan and security agreement (the “LSA”) with a third-party lender to obtain a term loan of $5.5 million. The term loan had an original maturity of March 1, 2019. In September 2018, the parties amended the LSA to extend the maturity date to December 1, 2020. Commencing on the effective date of the amended LSA, the Company is required to repay the term loan in thirty (30) equal monthly installments plus accrued interest. On December 1, 2020, the Company settled the term loan by paying the outstanding principal and accrued interest. The term loan bears a floating interest of prime rate plus 1.75% per annum, payable on the first calendar day of each month.

In October 2018, the Company and UNI entered into a mezzanine loan and security agreement with the same lender to obtain a second term loan of up to $15.0 million (the “Mezzanine Loan”). The Mezzanine Loan bears interest at the greater of prime rate plus 5.25% or 10.00% per annum, payable monthly. The principal balance is due upon maturity on October 1, 2021.

The term loans are secured by all assets of the Company, excluding assets of consolidated securitizations and cash and restricted cash relating to other borrowing arrangements.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
Revolving Credit Facility
UNI Credit Facility
In connection with the LSA with the same lender above, as amended in September 2018, the Company and UNI also obtained a revolving credit facility of up to $5.5 million (the “UNI Credit Facility”). The UNI Credit Facility had an original termination and maturity date of June 1, 2020. During the year ended December 31, 2020, the parties agreed to extend the maturity date of the UNI Credit Facility to June 1, 2021 when the outstanding principal and any accrued and unpaid interest are due and payable in full. The UNI Credit Facility bears floating interest at the greater of prime rate plus 1.00% or 4.25% annum, payable monthly, subject to a monthly minimum interest requirement prior to maturity.

The UNI Credit Facility is secured by all assets of the Company, excluding assets of consolidated securitizations and cash and restricted cash relating to other borrowing arrangements. The UNI Credit Facility contains certain financial covenants. As of December 31, 2020 and 2019, the Company was in compliance with all applicable covenants under the revolving credit and security agreement. As of December 31, 2020 and 2019, outstanding borrowings under the UNI Credit Facility was $5.5 million.
Warehouse Credit Facilities
Upstart Loan Trust Credit Facility
In November 2015, the Company’s consolidated VIE, Upstart Loan Trust (“ULT”), entered into a revolving credit and security agreement with a third-party lender (the “ULT Warehouse Credit Facility”). The credit and security agreement for the ULT Warehouse Credit Facility was amended and restated in its entirety in May 2020. Under the revolving credit and security agreement, as amended from time to time, ULT may borrow up to $100.0 million (subject to a borrowing base capacity) until the earlier of May 15, 2021 or the occurrence of an accelerated amortization event. An accelerated amortization event includes failure to satisfy certain loan performance metrics or the occurrence of an event of default. The proceeds may only be used to purchase unsecured personal loans from Upstart’s platform and to pay fees and expenses related to the credit facility. The ULT Warehouse Credit Facility matures on the earlier of May 15, 2022 or acceleration of the facility following an event of default, upon which date 100% of the outstanding principal amount, together with any accrued and unpaid interest, becomes due and payable. The entire amount of the outstanding principal and interest may be prepaid at any time without penalty. The ULT Warehouse Credit Facility bears a floating interest rate of LIBOR plus a spread ranging from 3.35% to 4.00% per annum, due and payable monthly in arrears. The Company is subject to additional interest payments under a minimum utilization requirement of $35 million. The maximum advance rate under the ULT Warehouse Credit Facility on outstanding principal of loans held by ULT was 80% as of December 31, 2020 and 85% as of December 31, 2019.

The ULT Warehouse Credit Facility contains certain financial covenants. As of December 31, 2020 and 2019, ULT was in material compliance with all applicable covenants under the ULT Warehouse Credit Facility. The creditors of ULT have no recourse to the general credit of the Company, except for certain limited obligations of ULT to its creditors that are guaranteed by the Company. The Company does not guarantee the credit performance of the loans owned by ULT, and the loans and other assets owned by ULT are not available to settle the claims of creditors of the Company.

The following table includes the aggregate balances held by ULT that were pledged as collateral for the ULT Warehouse Credit Facility and included in loans at fair value and restricted cash in the consolidated balance sheets, respectively (in thousands):

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements

	ULT Warehouse Credit Facility
	December 31, 2020	December 31, 2019
Outstanding borrowings	$34,994	$54,770
Aggregate outstanding principal of loans pledged as collateral	59,709	73,489
Aggregate fair value of loans purchased and held by ULT	60,231	86,742
Restricted cash pledged as collateral	11,270	3,441
Upstart Warehouse Trust Credit Facility
In May 2018, the Company’s consolidated VIE, Upstart Warehouse Trust (“UWT”) entered into a revolving credit and security agreement with third-party lenders, including one subordinated lender, for an uncommitted credit facility up to $152.0 million (the “UWT Warehouse Credit Facility”) to fund UWT’s purchase of loans from Upstart’s platform. The ability to borrow additional amounts under this warehouse credit facility expired in May 2020. The UWT Warehouse Credit Facility matures on the earlier of May 21, 2021 or the acceleration of the facility following an event of default, upon which date 100% of the outstanding principal, together with any accrued and unpaid interest, becomes due and payable. The entire amount of the outstanding debt may be prepaid at any time without penalty. The UWT Warehouse Credit Facility bears a floating interest rate of LIBOR plus 2.75% for a total amount up to $125.0 million and LIBOR plus 6.25% for an additional amount up to $27.0 million funded by the subordinated lender. These interest rates increased by an additional 0.75% following the scheduled expiration of the revolving period on May 22, 2020. In November 2020, the Company terminated the UWT Warehouse Credit Facility and paid down the full outstanding borrowings and accrued interest.
The maximum advance rates under the UWT Warehouse Credit Facility for the senior loans and the subordinated loans held by UWT were 70% and 85%, respectively, as of December 31, 2019.

The UWT Warehouse Credit Facility contains certain financial covenants. As of December 31, 2019, UWT was in material compliance with all applicable covenants under the UWT Warehouse Credit Facility. The creditors of UWT have no recourse to the general credit of the Company except for certain limited obligations of UWT to its creditors that are guaranteed by the Company. The Company does not guarantee the credit performance of the loans owned by UWT, and the loans and other assets owned by UWT are not available to settle the claims of creditors of the Company.

As of December 31, 2019 the aggregate balances held by UWT that were pledged as collateral for the UWT Warehouse Credit Facility and included in loans at fair value and restricted cash in the consolidated balance sheets, respectively was as follows (in thousands):

	UWT Warehouse Credit Facility
	December 31, 2020	December 31, 2019
Outstanding borrowings	$—	$24,326
Aggregate outstanding principal of loans pledged as collateral	—	36,228
Aggregate fair value of personal loans purchased and held by UWT	—	39,557
Restricted cash pledged as collateral	—	1,720
Risk Retention Funding Loans
In October 2018, Upstart RR Funding 2018-2, LLC (the “2018-2 RR entity”), a consolidated VIE of UNI, entered into a loan and security agreement (the “2018-2 RR Financing Agreement”) to finance the Company’s risk retention balance in the Upstart Securitization Trust 2018-2. Under this agreement, the balance borrowed by the 2018-2 RR entity has an interest rate of 4.00% per annum and is repaid using cash proceeds received by the 2018-2 RR entity as part of monthly cash distributions from the 2018-2 securitization on securitization notes and residual certificates. As of December 31, 2020, the outstanding principal balance under the 2018-2 RR Financing Agreement

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
was immaterial. As of December 31, 2019, the outstanding principal balance under the 2018-2 RR Financing Agreement was $3.2 million.

In September 2019, Upstart RR Funding 2019-2, LLC (the “2019-2 RR entity”), a consolidated VIE of UNI, entered into a loan and security agreement (the “2019-2 RR Financing Agreement”) to finance the Company’s risk retention balance in the Upstart Securitization Trust 2019-2. Under this agreement, the balance borrowed by the 2019-2 RR entity has an annual interest rate of 4.33% and is repaid using cash proceeds received by the 2019-2 RR entity as part of monthly cash distributions from the 2019-2 securitization on securitization notes and residual certificates. As of December 31, 2020 and 2019, the outstanding principal balance under the 2019-2 RR Financing Agreement was $6.6 million and $13.8 million, respectively.

The borrowings are solely the obligations of the 2018-2 RR entity and 2019-2 RR entity, respectively, and the Company is not obligated thereon. The securities and other assets owned by each RR entity are not available to settle the claims of creditors of the Company. Assets pledged as collateral for the risk retention funding loans include $12.6 million and $22.0 million of securities held for risk retention for the 2018-2 and 2019-2 securitization transactions, included in notes receivables and residual certificates on the consolidated balance sheets as of December 31, 2020 and 2019, respectively.

The following table summarizes the aggregate amount of maturities of all borrowings as of December 31, 2020 (in thousands):

December 31, 2020
2021	$20,500
2022	35,542
2023	6,639
2024	—
2025	—
Total	$62,681

8.Convertible Preferred Stock and Convertible Preferred Stock Warrants
Convertible Preferred Stock
Upon completion of the IPO, all shares of convertible preferred stock outstanding, totaling 47,949,785 shares, were automatically converted into an equivalent number of shares of common stock on a one-to-one basis. The carrying value of $162.5 million was reclassified into stockholders' equity (deficit). As of December 31, 2020, no shares of redeemable convertible preferred stock were issued and outstanding.
In December 2020, the Company's amended and restated certificate of incorporation became effective, which authorized the issuance of 70,000,000 shares of preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the Company's Board of Directors.
Convertible Preferred Stock Warrants
During June through November 2014, the Company issued initial lenders in the Upstart platform warrants to purchase an aggregate of 1,500,519 shares of Series B convertible preferred stock at a strike price of $0.01 or $1.67 per share. Of these warrants, 600,208 were outstanding as of December 31, 2019. The warrants have a contractual term of five to seven years and expire between June 2019 and November 2021. The convertible preferred stock warrants are recorded within accrued expenses and other liabilities on the consolidated balance sheets at their estimated fair value as of December 31, 2019. See “Note 4. Fair Value Measurement” for further details.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
In November 2020, the warrant holder exercised their rights to purchase 600,208 shares of our Series B preferred stock resulting in the reclassification of the convertible preferred stock warrant liability to additional paid-in capital. Upon completion of the IPO, convertible preferred stock were automatically converted into shares of common stock on a one-for-one basis. As of December 31, 2020, there were no convertible preferred stock warrants outstanding.
Repurchase of Convertible Preferred Stock and Convertible Preferred Stock Warrants
In November 2019, the Company repurchased and retired 277,831 shares of the Company’s Series C convertible preferred stock held by investors for a purchase price of $0.7 million. On repurchase, the portion equal to the original issuance price of $1.0 million was recorded as a reduction to convertible preferred stock and the excess of the original issuance price over the repurchase price was reflected as a decrease in accumulated deficit.
On the same day, the Company also repurchased and cancelled 600,208 warrants to purchase Series B convertible preferred stock held by the same investor for a purchase price of $1.4 million. Upon repurchase, the Company derecognized $5.1 million of the convertible preferred stock warrant liabilities to reflect the fair value of the warrants repurchased. The Company recognized a $3.7 million gain on repurchase of the warrants, calculated as the difference between the price paid to repurchase the warrants and the fair value of the warrants immediately before the repurchase. The gain on repurchase of the warrants is included in expense on warrants and other non-operating expenses, net in the consolidated statements of operations and comprehensive income (loss).

9.Common Stock and Common Stock Warrants
Common Stock
In December 2020, the Company's amended and restated certificate of incorporation became effective, which authorized the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share.
As of December 31, 2020 and 2019, the Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

	December 31,
	2020	2019
Convertible preferred stock outstanding	—	47,349,577
Options issued and outstanding	19,600,223	16,502,206
Shares available for future stock option grants	2,537,181	1,319,666
Warrants to purchase convertible preferred stock	—	600,208
Warrants to purchase common stock	75,000	319,669
Total	22,212,404	66,091,326
Common Stock Warrants
In March 2015 through July 2017, the Company issued warrants to purchase common stock in connection with the Mezzanine Loan and other historical borrowings. The Company also issued warrants to purchase common stock to other investors in March 2016. In December 2020, the warrant holders net exercised all 169,669 warrants resulting in 164,300 net shares issued by the Company. The outstanding warrants to purchase common stock not subject to remeasurement as of the balance sheet dates are as follows:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements

	Warrants Outstanding
Issuance Date	December 31,		Exercise Price per Share	Term (Years)
	2020	2019
March 1, 2015	—	78,031	$1.67	10
February 1, 2016	—	60,084	$1.17	10
July 1, 2017	—	31,554	$1.35	10
Total	—	169,669
The estimated grant date fair value of the above common stock warrants granted in March 2015 through July 2017 was immaterial and recognized as an expense in the period granted.
Common Stock Warrants Measured at Fair Value on a Recurring Basis
In October 2018, the Company issued two common stock warrants to purchase an aggregate of 150,000 shares of common stock, with an exercise price of $2.16 per share. The estimated grant date fair value of the common stock warrants was recognized as debt issuance costs in the period granted. The common stock warrants have a contractual term of ten years and expire in October 2028. The common stock warrants were outstanding in their entirety as of December 31, 2019 and recorded as accrued expenses and other liabilities on the consolidated balance sheets at their estimated fair value. See “Note 4. Fair Value Measurement” for further details.
On December 1, 2020, the common stock warrants were amended to include a repurchase option in the event of an IPO. Upon the completion of an IPO, or a qualified acquisition of the Company, the common stock warrant holders have the option to require the Company to repurchase the warrants in their entirety for an aggregate purchase price of $3.0 million. The repurchase options terminate on the earlier of (i) 30 days after the closing of a qualified sale of the Company or; (ii) 10 business days after the date on which the Company’s IPO price per share is confirmed by the Company’s underwriters.
On December 21, 2020 a warrant holder net exercised 75,000 warrants with an exercise price of $2.16 per share. The transaction was a cashless exercise resulting in 71,325 common shares issued by the Company. On December 31, 2020, the repurchase clause for the remaining outstanding warrants expired resulting in the value of 75,000 warrants reclassified from liability to equity on the consolidated balance sheets.

10.Equity Incentive Plans
Equity Incentive Plans
In 2012, the Company adopted the Equity Incentive Plan (“2012 Equity Incentive Plan”) authorizing the granting of incentive stock options (“ISOs”) and non-statutory stock options (“NSOs”) to eligible participants. As of December 31, 2019, the Company is authorized to issue up to 19,063,647 shares of common stock under the 2012 Equity Incentive Plan. Under the 2012 Equity Incentive Plan, the exercise price of an ISO and NSO shall not be less than 100% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. The exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. Options generally vest over four years and are exercisable for up to 10 years after the date of grant if the employee provides service to the Company for at least three years.
In October 2020, our Board of Directors adopted, and in November 2020 our Board of Directors amended and our stockholders approved, our 2020 Equity Incentive Plan which was effective on December 14, 2020. The Company terminated the 2012 Equity Incentive Plan immediately prior to effectiveness of the 2020 Equity Incentive Plan with respect to the grant of future awards. However, our 2012 Equity Incentive Plan continues to govern the terms and conditions of the outstanding awards granted under our 2012 Equity Incentive Plan.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
The 2020 Equity Incentive Plan authorizes granting of ISOs, NSOs, stock appreciation rights, restricted stock, restricted stock units, or RSUs, and performance awards. As of December 31, 2020, the Company is authorized to issue up to 5,520,000 shares of common stock under the 2020 Equity Incentive Plan. In addition, the 2020 Equity Incentive Plan also includes any shares subject to awards granted under our 2012 Equity Incentive Plan that, on or after December 15, 2020, expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by us for payment of an exercise price or for satisfying tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest. The maximum number of shares that may be added to the 2020 Equity Incentive Plan pursuant to outstanding awards under the 2012 Equity Incentive Plan is 15,000,000 shares. The number of shares available for issuance under our 2020 Equity Incentive Plan also includes an annual increase on the first day of each fiscal year beginning with the 2021 in an amount equal to the least of 15,000,000 shares or 5% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year.
Activity under the Company’s 2012 Equity Incentive Plan and 2020 Equity Incentive Plan is set forth below (in thousands, except share and per share amounts):

	Options Available Grant	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2019	1,319,666	16,502,206	$1.86	6.9	$115,764
Options authorized	5,600,000
Options granted	(5,709,030)	5,709,030
Options exercised		(1,284,468)
Options cancelled and forfeited	1,326,545	(1,326,545)
Balances at December 31, 2020	2,537,181	19,600,223	$4.27	6.8	$ 715,084
Options exercisable – December 31, 2020		11,040,672	$1.41	5.0	$ 434,287
Options vested and expected to vest – December 31, 2020		18,044,133	$3.87	6.5	$ 665,438
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of December 31, 2020. The aggregate intrinsic value of options exercised for the years ended December 31, 2020, 2019 and 2018, was $50.0 million, $2.1 million, and $0.6 million, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2020, 2019 and 2018, was $11.04, $3.99, and $1.68 per share, respectively. The total fair value of options vested for the years ended December 31, 2020, 2019 and 2018, was $7.9 million, $2.7 million and $1.8 million, respectively.
As of December 31, 2020, total unrecognized stock-based compensation expense was $35.3 million, which is expected to be recognized over a weighted-average period of 2.82 years.
Non-Employee Stock-Based Compensation
During the years ended December 31, 2020, 2019 and 2018, the Company granted non-qualified options to non-employees to purchase 0, 135,969 and 148,295 shares, respectively, of common stock under the 2012 Equity Incentive Plan. Non-employee options were issued with various vesting periods depending on the specific terms of each option and services provided by non-employees.
Fair Value of Options Granted

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.
Fair Value of Common Stock - Prior to the completion of the IPO, the fair value of the shares of common stock has historically been determined by the Company’s Board of Directors as there is no public market for the common stock. The Board of Directors determines the fair value of the common stock by considering a number of objective and subjective factors, including: third-party valuations of the Company’s common stock, the valuation of comparable companies, the Company’s operating and financial performance, and general and industry specific economic outlook, among other factors. After the completion of the IPO, the fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the Nasdaq Global Select Market.
Expected Term - The expected term represents the period that the Company’s stock options are expected to be outstanding. The Company determined the expected term for employee stock options based on historical terminations and exercise behavior, which factors in an extended post-termination exercise provision for vested awards for certain employees that provide more than three years of service to the Company. The Company uses the contractual term for all nonemployee awards.
Volatility - Because the Company was privately held and did not have an active trading market for its common stock for a sufficient period of time, the expected volatility is estimated based on the average volatility for comparable publicly-traded companies, over a period equal to the expected term of the stock option grants.
Risk-free Interest Rate - The risk-free interest rate assumption is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.
Dividends - The Company has never paid dividends on its common stock and does not anticipate paying dividends on common stock. Therefore, the Company uses an expected dividend yield of zero.
The following assumptions were used to estimate the fair value of employee and nonemployee stock options granted and the resulting fair values:

Year Ended December 31,
	2020	2019	2018
Expected term (in years)	5.3 – 10.0	5.5 – 10.0	5.9 – 10.0
Expected volatility	53.23% – 72.02%	55.69% – 59.23%	54.70% – 58.59%
Risk-free interest rate	0.33% – 1.50%	1.67% – 2.40%	2.16% – 3.13%
Dividend yield	— %	— %	— %
2020 Employee Stock Purchase Plan
In October 2020, our Board of Directors adopted, and in November 2020 our Board of Directors amended and our stockholders approved, our Employee Stock Purchase Plan (“ESPP”) which was effective on December 14, 2020. Our ESPP provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year, except the first offering period commenced on December 16, 2020 and will end on the first trading day on or before August 15, 2021. The second offering period will commence on the last trading day on or after August 15, 2021. The ESPP permits participants to purchase price shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on the exercise date. As of December 31, 2020, the maximum number of shares of common stock that can be issued under the employee stock purchase plan was 1,380,000 shares, in

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
addition to any automatic annual evergreen increase. As of December 31, 2020, no shares of common stock have been granted or purchased under the ESPP.
The Company recorded stock-based compensation in the following expense categories in its consolidated statements of operations and comprehensive income (loss) for employees and non-employees (in thousands):

	Year Ended December 31,
	2020	2019	2018
Sales and marketing	$1,562	$278	$183
Customer operations	898	433	178
Engineering and product development	4,844	1,803	753
General, administrative, and other	4,209	1,292	931
Total	$11,513	$3,806	$2,045

11.Leases
The Company’s operating leases are primarily for its corporate headquarters in San Mateo, California and Columbus, Ohio. Both operating leases include early termination options, and one of the leases includes renewal options for two successive five-year periods. The exercise of these options was not recognized as part of the ROU assets and lease liabilities, as the Company did not conclude, at the commencement date of the leases, that the exercise of renewal options or termination options was reasonably certain. In connection with one of the leases, a letter of credit was issued on behalf of the Company for the benefit of the landlord in the amount of $2.0 million. The letter of credit is secured by a certificate of deposit which is included in restricted cash on the consolidated balance sheets.

As of December 31, 2020, future minimum non-cancelable lease payments are as follows (in thousands):

Operating Leases
2021	$4,540
2022	5,221
2023	5,516
2024	2,567
2025	1,579
Thereafter	2,417
Total undiscounted lease payments	21,840
Less: Present value adjustment	(2,408)
Operating lease liabilities	$19,432

As of December 31, 2020, the Company does not have any operating leases which are yet to commence.

The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance and parking fees, were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial for the years ended December 31, 2020, 2019 and 2018. Operating lease expense was as follows (in thousands):

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2020	2019	2018
Rent expense	$5,264	$3,409	$1,278
Variable lease payments	1,357	959	419
Supplemental cash flow and noncash information related to the Company’s operating leases was as follows (in thousands):

Year Ended December 31,
2020
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$4,158
Right-of-use assets obtained in exchange for lease obligations
Total right-of-use assets capitalized	$5,506

Supplemental cash flow and noncash information related to the Company’s operating leases was as follows (in thousands):

December 31,
2020
Weighted average remaining lease term (in years)	4.57
Weighted average discount rate	5.12%
12.Commitments and Contingencies
Loan Purchase Obligation
Under the Company’s loan agreements with certain bank partners, the banks retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the unpaid principal balance, plus accrued interest, at the conclusion of the required holding period. As of December 31, 2020 and 2019, the total loan purchase commitment included outstanding principal balance of $39.3 million and $51.9 million, respectively.
Repurchase and Indemnification Contingency
Under the terms of the loan purchase and loan servicing agreements between the Company and institutional investors, as well as in agreements with investors in securitizations where the Company is not the sponsor, the Company may, in certain circumstances, become obligated to repurchase loans from such investors. Generally, these circumstances include the occurrence of verifiable identity theft, the failure of sold loans to meet the terms of certain loan-level representations and warranties that speak as of the time of origination or sale, the failure to comply with other contractual terms with the investors, or a violation of the applicable federal, state, or local lending laws.

The maximum potential amount of future payments associated under this obligation is the outstanding balances of the loans sold to the investors, which at December 31, 2020 and 2019, is $5,180.7 million and $3,498.1 million, respectively. The Company recognizes a liability for the repurchase obligation based on historical experience when the loans are issued. The liability is subsequently remeasured when a related loss is probable and can be reasonably estimated. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial historically. The Company has recorded contingent liabilities as of December 31, 2020 and 2019 of immaterial amounts to cover estimated future obligations related to these contractual terms. These amounts are included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
Legal
From time to time the Company is subject to, and it is presently involved in, litigation and other legal proceedings. Accounting for contingencies requires the Company to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2020 and 2019, no loss contingency has been recorded in connection with legal proceedings arising in the ordinary course of business.
Contingencies
Accounting for contingencies requires the Company to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company discloses material contingencies when it believes a loss is not probable but reasonably possible. Although the Company cannot reasonably determine the outcome of any litigation or tax matters, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on its consolidated financial statements.
Indemnifications
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, directors, officers and other parties with respect to certain matters. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s consolidated financial statements.
13.Income Taxes
Income (loss) before income taxes consisted entirely of income from domestic operations of $6.1 million, $(4.9) million and $(11.2) million for the calendar years ended December 31, 2020, 2019 and 2018, respectively. Income tax expense (benefit) included in the statements of income and comprehensive income consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	371	74	—
Total current tax expense	371	74	—
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred tax expense	—	—	—
Total provision for income taxes	$371	$74	$—

Income tax expense differed from the amount computed by applying the federal statutory income tax rate of 21% to pretax income (loss) as a result of the following (in thousands):

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2020	2019	2018
Federal tax at statutory rate	$1,271	$(1,039)	$(2,681)
State income taxes, net of federal tax benefit	369	74	34
Fair value adjustment on warrants	2,371	(253)	320
Stock-based compensation	(1,476)	411	246
Research and development credit	(1,231)	(372)	(300)
PPP loan forgiveness (CARES Act)	(1,110)	—	—
Change in valuation allowance	273	(844)	3,147
Tax return to tax provision adjustment	(216)	1,028	(480)
Noncontrolling interests	85	956	(274)
Other	35	113	(12)
Provision for income taxes	$371	$74	$—

The tax effects of temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities related to the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$14,716	$17,180
Operating lease liabilities	5,680	4,961
Research and development credits	3,146	2,274
Stock-based compensation	1,734	1,151
Investment in partnerships	896	775
Accruals and reserves	525	313
Servicing assets	416	120
Amortization	127	145
Other	75	28
Total deferred tax assets	27,315	26,947
Less: valuation allowance	(21,241)	(20,720)
Deferred tax assets – net of valuation allowance	6,074	6,227
Deferred tax liabilities:
Right of use asset	5,351	4,708
Depreciation	723	354
Fair value adjustment – residual certificates	—	1,165
Total deferred tax liabilities	6,074	6,227
Net deferred tax assets	$—	$—

Management believes that, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, and as such the Company maintains a full valuation allowance at December 31, 2020. The valuation allowance increased by $0.5 million for the year ended December 31, 2020 primarily as a result of current year activities.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2020, the Company had approximately $50.2 million and $49.2 million of federal and state (post-apportioned) net operating losses (NOL), respectively, that will begin to expire in 2035 and 2034, respectively. The Company also has federal and California research and development tax credits of approximately $3.8 million and $0.9 million, respectively. The federal research credits will begin to expire in 2032 and the California research credits have no expiration date. The Internal Revenue Code (“IRC”) limits the amount of NOL carryforwards that a company may use in a given year in the event of certain cumulative changes in ownership over a three-year period as described in IRC Section 382. Utilization of NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the IRC, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and credits before utilization. The Company performed an ownership analysis and identified two previous ownership changes in 2013 and 2015, as defined under IRC Section 382 and 383, however neither resulted in a material limitation that will reduce the total amount of NOL carryforwards and credits that can be utilized.

The Coronavirus Aid, Relief, and Economic Stimulus Act (CARES Act), was passed on March 27, 2020, and included several income tax policy changes designed to counteract the effect of the COVID-19 pandemic and its economic impact. These include making qualified investment property eligible for accelerated bonus depreciation, as a correction to the 2017 tax reform; accelerating the ability for companies to receive refunds of alternative minimum tax credit in tax years beginning in 2019; increasing the adjusted taxable income limitation for IRC Sec 163(j) interest expense limitation calculation from 30% to 50% for tax years 2019 and 2020; allowing NOL from tax years 2018, 2019, 2020 to be carried back for 5 years, as well as temporarily removing the 80% limitation on the NOL offset; and increasing charitable contribution deductions for corporations from 10% to 25% for tax year 2020. The CARES Act also includes non-income based tax provisions such as the paycheck protection program (PPP), employee retention credits, and deferral of employer payroll taxes. The Company has incorporated its PPP loan and accelerated bonus depreciation for its qualified investment properties in its 2020 tax provision.

California Assembly Bill 85 (A.B. 85) was enacted on June 29, 2020 and includes provisions to suspend the use of NOL from tax years 2020 to 2022 for taxpayers with taxable income of $1 million or more. Additionally, A.B. 85 limits the use of business incentive tax credits for tax years 2020 to 2022 to $5M annually. In 2020, the Company has more than $1 million of California taxable income. However, the Company has sufficient research credits to offset its 2020 California tax liabilities as it was less than $5 million.

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$1,031	$697	$448
Additions for tax positions of prior years	—	69	—
Tax positions related to the current year	789	265	249
Balance at end of year	$1,820	$1,031	$697

If recognized, substantially all of the balance would favorably affect the Company’s effective income tax rate in future periods. As of December 31, 2020 the Company had $1.8 million in unrecognized income tax benefits and there were increases of $0.8 million to the Company’s unrecognized tax benefits during the year. The Company does not anticipate any significant increases or decreases to unrecognized tax benefit during the next twelve months. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its consolidated balance sheets and consolidated statement of operations and comprehensive income (loss) for the tax year ended December 31, 2020.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and has identified its federal, California, Pennsylvania, New York, Illinois and New Jersey tax returns as significant tax

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
filings. The Company is not currently under examination by income tax authorities in federal or state jurisdictions. However, because the Company has net operating losses and credits carried forward in several jurisdictions, including the United States federal, California, Pennsylvania, New York and Illinois jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years. All tax returns will remain open for examination by the federal and most state taxing authorities for three years and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.

14.Related Party Transactions
Since the Company’s inception, it has engaged in various transactions with its executive officers and directors, holders of more than 10% of its voting securities, and their affiliates.

The related party investor and its affiliates also participated in securitization transactions sponsored and serviced by the Company in the years ended December 31, 2020, 2019, and, 2018 by contributing loans and purchasing securitization notes or residual certificates. As of December 31, 2020 and 2019, the balance of payable to securitization note holders and residual certificate holders due to the related party investors and its affiliates was $0 million and $41.3 million, respectively.

15.Net Income (Loss) Per Share Attributable to Upstart Holdings, Inc. Common Stockholders
Basic net income (loss) per common share attributable to Upstart Holdings, Inc.’s common stockholders is based on the weighted-average common shares outstanding during the relevant period. Diluted net income (loss) per common share attributable to Upstart Holdings, Inc.’s common stockholders is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards.
For periods in which the Company reports net losses, basic and diluted net loss per share attributable to Upstart Holdings, Inc.’s common stockholders are the same because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

	Year Ended December 31,
	2020	2019	2018
Numerator (in thousands):
Net income (loss) attributable to Upstart Holdings, Inc. common stockholders	$5,983	$(466)	$(12,319)
Less: noncumulative dividends to preferred stockholders	(5,983)	—	—
Net income (loss) attributable to common stockholders, basic and diluted	$—	$(466)	$(12,319)
Denominator:
Weighted-average common shares outstanding used to calculate net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, basic and diluted	17,513,670	14,335,611	14,128,183

Net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, basic and diluted	$—	$(0.03)	$(0.87)

The following securities were excluded from the computation of diluted net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2020	2019	2018
Convertible preferred stock	—	47,349,577	46,882,877
Options to purchase common stock	19,600,223	16,502,206	12,293,165
Warrants to purchase convertible preferred stock	—	600,208	1,500,519
Warrants to purchase common stock	75,000	319,669	1,617,553
Total	19,675,223	64,771,660	62,294,114

16.    Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to December 31, 2020, through March 18, 2021, the date which the consolidated financial statements were available to be issued. Based on the evaluation, the Company has determined no subsequent events were required to be recognized or disclosed except the matter below.
In January 2021, the Company repurchased $11.2 million of loans previously sold to an institutional investor for inclusion into a structured pass-through certificate program. Upstart determined in January 2021 to repurchase these loans to adhere to the hypothetical pool characteristics outlined in the preliminary offering memorandum. The Company did not recognize any gain or loss on the repurchase and classified the repurchased loans as held-for-sale.
On March 15, 2021, the Company entered into a definitive agreement to acquire Prodigy Software, Inc., a provider of cloud-based automotive retail software. The aggregate consideration to be paid by us is estimated to be $100 million, subject to customary purchase price adjustments, payable in a combination of cash and shares of our common stock. The transaction is subject to customary closing conditions, and is expected to close in the second quarter of 2021.
In March 2021, the Company’s Board of Directors approved the Company’s intent to voluntarily repay proceeds received under the Paycheck Protection Program in the second quarter of 2021. There has been no change in the Company’s assessment that forgiveness of the loan under the CARES Act is reasonably assured. Upon repayment, the Company’s other income will be reduced by the repayment amount of approximately $5.3 million.
I thi17.    Quarterly Results of Operations (Unaudited)
The following table sets forth our unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the eight quarters ended December 31, 2020. The quarterly results of operations should be read in conjunction with the consolidated financial statements and the related notes included in this Form 10-K.
The unaudited quarterly results of operations below have been prepared on the same basis as our audited consolidated financial statements in this Form 10-K and, in the opinion of management, reflect all adjustments that are normal and recurring nature which are necessary for the fair presentation of the unaudited quarterly results of operations. Our historical results are not necessarily indicative of our future operating results.

	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020
	(in thousands, except share and per share data)
Revenue:
Revenue from fees, net	$84,421	$62,861	$13,305	$68,013
Interest income (loss) and fair value adjustments, net	2,289	2,498	4,048	(4,019)
Total revenue	86,710	65,359	17,353	63,994
Operating expenses:
Sales and marketing	34,546	23,725	5,436	35,952
Customer operations	12,789	9,360	6,621	8,811
Engineering and product development	14,151	9,966	7,667	7,018
General, administrative, and other	14,831	10,101	9,017	11,660
Total operating expenses	76,317	53,152	28,741	63,441
Income (loss) from operations	10,393	12,207	(11,388)	553
Other income	52	50	5,297	150
Income (expense) on warrants and other non-operating expenses, net	(9,047)	(2,588)	(18)	289
Net income (loss) before income taxes	1,398	9,669	(6,109)	992
Provision for income taxes	371	—	—	—
Net income (loss) before attribution to noncontrolling interests	1,027	9,669	(6,109)	992
Net income (loss) attributable to noncontrolling interests	—	—	84	(488)
Net income (loss) attributable to Upstart Holdings, Inc. common stockholders	$1,027	$9,669	$(6,193)	$1,480
Net income (loss) per common share attributable to Upstart Holdings, Inc. stockholders, basic	$—	$0.12	$(0.42)	$—
Net income (loss) per common share attributable to Upstart Holdings, Inc. stockholders, diluted	$—	$0.10	$(0.42)	$—
Weighted-average number of shares outstanding used in computing net income (loss )per share attributable to Upstart Holdings, Inc. common stockholders, basic	26,001,856	14,707,717	14,657,399	14,625,267
Weighted-average number of shares outstanding used in computing net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, diluted	26,001,856	26,745,480	14,657,399	14,625,267

	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar 31, 2019
	(in thousands, except share and per share data)
Revenue:
Revenue from fees, net	$61,148	$47,899	$28,558	$22,242
Interest income (loss) and fair value adjustments, net	1,424	1,588	3,961	(2,631)
Total revenue	62,572	49,487	32,519	19,611
Operating expenses:
Sales and marketing	31,939	27,329	19,314	14,593
Customer operations	8,354	6,689	5,386	4,518
Engineering and product development	7,297	5,063	3,485	2,932
General, administrative, and other	11,466	8,418	5,959	6,022
Total operating expenses	59,056	47,499	34,144	28,065
Income (loss) from operations	3,516	1,988	(1,625)	(8,454)
Other income	204	225	249	358
Income (expense) on warrants and other non-operating expenses, net	1,219	(2,418)	(119)	(89)
Net income (loss) before income taxes	4,939	(205)	(1,495)	(8,185)
Provision for income taxes	74	—	—	—
Net income (loss) before attribution to noncontrolling interests	4,865	(205)	(1,495)	(8,185)
Net income (loss) attributable to noncontrolling interests	(1,186)	117	235	(3,720)
Net income (loss) attributable to Upstart Holdings, Inc. common stockholders	$6,051	$(322)	$(1,730)	$(4,465)
Net income (loss) per common share attributable to Upstart Holdings, Inc. stockholders, basic	$0.06	$(0.02)	$(0.12)	$(0.31)
Net income (loss) per common share attributable to Upstart Holdings, Inc. stockholders, diluted	$0.05	$(0.02)	$(0.12)	$(0.31)
Weighted-average number of shares outstanding used in computing net income (loss )per share attributable to Upstart Holdings, Inc. common stockholders, basic	14,401,927	14,325,618	14,312,263	14,301,641
Weighted-average number of shares outstanding used in computing net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, diluted	24,978,484	14,325,618	14,312,263	14,301,641

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation and supervision of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”),. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Limitations on Effectiveness of Controls and Procedures

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of disclosure controls and procedures must reflect the fact there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B. OTHER INFORMATION

On March 15, 2021, Upstart Holdings, Inc., a Delaware corporation (“Parent”), AMG Acquisition Corp., a Delaware Corporation and wholly-owned subsidiary of Parent (“Merger Sub I”), AMG Acquisition Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of Parent (“Merger Sub II”), Prodigy Software, Inc., a Delaware corporation (the “Company”), and Shareholder Representative Services LLC (as the representative of the security holders of the Company) entered into an Agreement and Plan of Reorganization (the “Merger Agreement”). Under the terms of the Merger Agreement, and subject to satisfaction of customary closing conditions, Parent will acquire the Company for aggregate consideration of $100 million, subject to customary purchase price adjustments (the “Merger Consideration”) and escrow provisions. 85% of the Merger consideration will be payable in shares of Parent common stock (the “Stock Merger Consideration”) and 15% of the Merger Consideration will be payable in cash. The Stock Merger Consideration will be issued at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), and each such share shall be valued at the daily volume weighted average price per share rounded to four decimal places (with amounts 0.00005 and above rounded up) of Parent common stock on the Nasdaq Global Select Stock Market for the the shorter of (a) the thirty five (35) consecutive trading days ending with the complete trading day ending two (2) trading days prior to the date of the Closing and (b) the number of consecutive trading days beginning on the first trading day after March 15, 2021 and ending with the complete trading day ending two (2) trading days prior to the date of the Closing, as reported by Bloomberg Finance. A portion of the Stock Merger Consideration will be subject to a repurchase right in favor of Parent, which will lapse following the Closing subject to the satisfaction of customary service-based conditions by the applicable recipient. The issuance of the Stock Merger Consideration was made in reliance on the exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) contained in Regulation D promulgated thereunder by virtue of Section 4(a(2) of the Securities Act.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We maintain a Code of Ethics that incorporates our code of ethics applicable to all employees, including all directors and executive officers. Our Code of Ethics is published on our Investor Relations website at ir.upstart.com under “Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of the Company’s Code of Ethics by posting such information on the website address and location specified above.

The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.
ITEM 11. EXECUTIVE COMPENSATION

The remaining information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2020.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2020.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules
Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant.	S-1/A	333-249860	3.1	December 4, 2020
3.2	Amended and Restated Bylaws of the registrant.	S-1/A	333-249860	3.2	December 4, 2020
4.1	Form of common stock certificate of the registrant.	S-1/A	333-249860	4.1	December 4, 2020

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, amended as of December 31, 2018.	S-1	333-249860	4.2	November 5, 2020
4.3	Description of Capital Stock.					X
4.4	Form of warrant to purchase common stock.	S-1	333-249860	4.4	November 5, 2020
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-249860	10.1	December 4, 2020
10.2+	Upstart Holdings, Inc. 2020 Equity Incentive Plan and related form agreements.	S-1/A	333-249860	10.2	December 4, 2020
10.3+	Upstart Holdings, Inc. 2012 Stock Plan and related form agreements.	S-1	333-249860	10.3	November 5, 2020
10.4+	Upstart Holdings, Inc. Employee Incentive Compensation Plan.	S-1/A	333-249860	10.4	December 4, 2020
10.5+	Upstart Holdings, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-249860	10.5	December 4, 2020
10.6+	Upstart Holdings, Inc. Executive Change in Control and Severance Policy and related participation.	S-1/A	333-249860	10.6	December 4, 2020
10.7+	Upstart Holdings, Inc. Outside Director Compensation Policy.	S-1/A	333-249860	10.7	December 4, 2020
10.8	Sub-Sublease Agreement, dated April 1, 2019, between Bay Meadows Station 3 Investors, LLC and Open Text Inc., Snowflake, Inc. and Upstart Holdings, Inc.	S-1	333-249860	10.8	November 5, 2020
10.9	Amended and Restated Loan and Security Agreement, dated September 5, 2018, between Silicon Valley Bank, Upstart Holdings, Inc. and Upstart Network, Inc. amended as of October 22, 2018, August 14, 2019, June 30, 2020, October 1, 2020, November 3, 2020 and November 25, 2020.	S-1	333-249860	10.9	November 5, 2020

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.10	Mezzanine Loan and Security Agreement, dated October 22, 2018, between Silicon Valley Bank, Upstart Holdings, Inc. and Upstart Network, Inc. amended as of June 30, 2020 and October 1, 2020.	S-1	333-249860	10.10	November 5, 2020
10.11	Amended and Restated Revolving Credit and Security Agreement, dated May 22, 2020, between Upstart Loan Trust and Goldman Sachs Bank USA.	S-1	333-249860	10.11	November 5, 2020
10.13^	Third Amended and Restated Loan Program Agreement, dated January 1, 2019, between Upstart Network, Inc. and Cross River Bank, amended as of November 20, 2019 and November 25, 2020.	S-1	333-249860	10.13	November 5, 2020
10.14^	Third Amended and Restated Loan Sale Agreement, dated January 1, 2019, between Upstart Network, Inc. and Cross River Bank, amended as of November 25, 2020.	S-1	333-249860	10.14	November 5, 2020
10.15^	Second Amended and Restated Promotion Agreement, dated November 6, 2020, between Upstart Network, Inc. and Credit Karma Offers, Inc.	S-1	333-249860	10.15	November 5, 2020
10.16^	Amended and Restated TransUnion Master Agreement for Consumer Reporting and Ancillary Services, dated November 25, 2020, between Upstart Network, Inc. and TransUnion LLC.	S-1/A	333-249860	10.16	December 7, 2020
10.17^	Amended and Restated Billing Agent Agreement, dated November 25, 2020, between Upstart Network, Inc. and Trans Union LLC.	S-1/A	333-249860	10.17	December 7, 2020
21.1	List of subsidiaries of the registrant.	S-1/A	333-249860	21.1	December 4, 2020
24.1	Power of Attorney (included in signature pages hereto)					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
—————
+    Indicates management contract or compensatory plan.
^    Portions of this exhibit (indicated by asterisk) have been excluded because such information is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 18, 2021

Upstart Holdings, Inc

By:	/s/ Dave Girouard
Dave Girouard
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dave Girouard, Sanjay Datta and Alison Nicoll, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dave Girouard	Chief Executive Officer	March 18, 2021
Dave Girouard	(Principal Executive Officer)

/s/ Sanjay Datta	Chief Financial Officer	March 18, 2021
Sanjay Datta	(Principal Financial Officer)

/s/ Natalia Mirgorodskaya	Corporate Controller	March 18, 2021
Natalia Mirgorodskaya	(Principal Accounting Officer)

/s/ Paul Gu	Director	March 18, 2021
Paul Gu

/s/ Mary Hentges	Director	March 18, 2021
Mary Hentges

/s/ Oskar Mielczarek de la Miel	Director	March 18, 2021
Oskar Mielczarek de la Miel

/s/ Ciaran O’Kelly		March 18, 2021
Ciaran O’Kelly	Director

/s/ Sukhinder Singh Cassidy	Director	March 18, 2021
Sukhinder Singh Cassidy

/s/ Robert Schwartz	Director	March 18, 2021
Robert Schwartz

/s/ Hilliard C. Terry III	Director	March 18, 2021
Hilliard C. Terry III

/s/ Kerry Cooper	Director	March 18, 2021
Kerry Cooper