Form 10-Q
period 2021-03-31
Upstart Holdings, Inc.
filed 2021-05-14
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 7, 2021 there were 76,904,178 shares of the registrant’s common stock outstanding.

Upstart Holdings, Inc.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws about us and our industry, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “seek,” “could,” “intend,” “target,” “aim,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include statements about:
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

Each of the terms the “Company,” “we,” “our,” “us” and similar terms used herein refer collectively to Upstart Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

Part 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	March 31,
	2020	2021
Assets
Cash	$250,819	$257,017
Restricted cash	60,514	79,049
Loans (at fair value)	78,460	57,189
Notes receivable and residual certificates (at fair value)	19,074	16,033
Property, equipment, and software, net	10,032	10,098
Operating lease right of use assets	18,310	17,265
Other assets (includes $6,831 and $8,734 at fair value as of December 31, 2020 and March 31, 2021, respectively)	40,046	51,937
Total assets(a)	$477,255	$488,588
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$13,775	$8,127
Payable to investors	45,501	56,490
Borrowings	62,626	41,891
Accrued expenses and other liabilities (includes $9,530 and $12,628 at fair value as of December 31, 2020 and March 31, 2021, respectively)	35,669	42,869
Operating lease liabilities	19,432	18,621
Total liabilities(a)	177,003	167,998
Stockholders’ equity:
Common stock, $0.0001 par value; 700,000,000 shares authorized; 73,314,026 and 73,908,252, shares issued and outstanding as of December 31, 2020 and March 31, 2021, respectively	7	7
Additional paid-in capital	369,467	379,703
Accumulated deficit	(69,222)	(59,120)
Total stockholders’ equity	300,252	320,590
Total liabilities and stockholders’ equity	$477,255	$488,588

(a)The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by Upstart Holdings, Inc. at December 31, 2020 and March 31, 2021. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. The holders of the beneficial interests do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	March 31,
	2020	2021
Assets
Restricted cash	$12,371	$19,440
Loans (at fair value)	75,373	52,558
Notes receivable and residual certificates (at fair value)	17,219	14,678
Other assets	29	47
Total assets	$104,992	$86,723

Liabilities
Accounts payable	$83	$71
Borrowings	42,181	21,428
Other liabilities	32	—
Total liabilities	$42,296	$21,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2021
Revenue:
Revenue from fees, net	$68,013	$116,170
Interest income and fair value adjustments, net (includes $608 from related parties expense and $4,335 of related parties fair value adjustments for the three months ended March 31, 2020)	(4,019)	5,175
Total revenue	63,994	121,345
Operating expenses:
Sales and marketing	35,952	49,376
Customer operations	8,811	17,388
Engineering and product development	7,018	18,988
General, administrative, and other	11,660	20,019
Total operating expenses	63,441	105,771
Income from operations	553	15,574
Other income (expense)	150	(5,233)
Income (expense) on warrants and other non-operating expenses, net	289	(18)
Net income before income taxes	992	10,323
Provision for income taxes	—	221
Net income before attribution to noncontrolling interests	992	10,102
Net loss attributable to noncontrolling interests	(488)	—
Net income attributable to Upstart Holdings, Inc. common stockholders	$1,480	$10,102

Net income per share attributable to Upstart Holdings, Inc. common stockholders, basic	$—	$0.14
Net income per share attributable to Upstart Holdings, Inc. common stockholders, diluted	$—	$0.11
Weighted-average number of shares outstanding used in computing net income per share attributable to Upstart Holdings, Inc. common stockholders, basic	14,625,267	73,629,122
Weighted-average number of shares outstanding used in computing net income per share attributable to Upstart Holdings, Inc. common stockholders, diluted	14,625,267	91,449,571

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Upstart Holdings, Inc. Stockholders’ Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	47,349,577	$162,546	14,561,398	$2	$12,489	$(75,205)	$(62,714)	$1,026	$(61,688)
Issuance of common stock upon exercise of stock options	—	—	92,634	—	185	—	185	—	185
Stock-based compensation expense	—	—	—	—	2,055	—	2,055	—	2,055
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	(381)	(381)
Net income (loss)	—	—	—	—	—	1,480	1,480	(488)	992
Balance as of March 31, 2020	47,349,577	$162,546	14,654,032	$2	$14,729	$(73,725)	$(58,994)	$157	$(58,837)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Upstart Holdings, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	73,314,026	$7	$369,467	$(69,222)	$300,252	$—	$300,252
Issuance of common stock upon exercise of stock options	—	—	521,511	—	1,492	—	1,492	—	1,492
Issuance of common stock upon settlement of restricted stock units	—	—	308	—	—	—	—	—	—
Exercise of common stock warrants	—	—	72,407	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8,744	—	8,744	—	8,744
Net income	—	—	—	—	—	10,102	10,102	—	10,102
Balance as of March 31, 2021	—	$—	73,908,252	$7	$379,703	$(59,120)	$320,590	$—	$320,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2021
Cash flows from operating activities
Net income before attribution to noncontrolling interests	$992	$10,102
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Change in fair value of financial instruments (includes $(4,335) to related parties for the three months ended March 31, 2020)	11,995	901
Stock-based compensation	1,965	8,622
Gain (loss) on loan servicing arrangements and sale of noncontrolling interests, net	(1,459)	67
Depreciation and amortization	515	816
Noncash interest expense	18	18
Net changes in operating assets and liabilities:
Purchase of loans for immediate resale to investors	(848,540)	(1,294,634)
Proceeds from immediate resale of loans to investors	848,540	1,294,634
Purchase of loans held-for-sale	(97,924)	(18,240)
Principal payments received for loans held-for-sale	2,328	2,637
Net proceeds from sale of loans held-for-sale	6,813	38,140
Other assets	(202)	(9,988)
Operating lease liability and right-of-use asset	37	234
Accounts payable	(3,003)	(5,807)
Payable to investors	570	10,989
Accrued expenses and other liabilities	(9,167)	4,601
Net cash (used in) provided by operating activities	(86,522)	43,092

Cash flows from investing activities
Principal payments received for loans held by consolidated securitizations	15,273	—
Net proceeds from sale of loans held-for-investment	88,136	8,329
Principal payments received for loans held-for-investment	5,429	3,002
Principal payments received for notes receivable and repayments of residual certificates	4,028	3,119
Purchase of loans held-for-investment	(2,755)	(12,947)
Purchase of notes receivable and residual certificates	(4)	—
Purchase of property and equipment	(508)	(267)
Capitalized software costs	(858)	(334)
Net cash provided by investing activities	108,741	902

Cash flows from financing activities
Payments made on securitization notes and certificates (includes $633 paid to related parties for the three months ended March 31, 2020)	(16,740)	—
Repayments of borrowings	(78,011)	(26,584)
Distributions made to noncontrolling interests	(381)	—
Proceeds from borrowings	64,839	5,831
Proceeds from exercise of stock options	185	1,492
Net cash used in financing activities	(30,108)	(19,261)
Net increase (decrease) in cash and restricted cash	(7,889)	24,733

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2021
Cash and restricted cash
Beginning of period	80,067	311,333
End of period	$72,178	$336,066

Supplemental disclosures of cash flow information
Cash paid for interest	$3,256	$1,030

Supplemental disclosures of non-cash investing and financing activities
Capitalized stock-based compensation expense	$90	$122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

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

Upstart Network, Inc. was incorporated in Delaware in 2012. Pursuant to a restructuring, Upstart Holdings, Inc. was incorporated in December 2013 and became the holding company of Upstart Network, Inc. The Company currently operates in the United States and is headquartered in San Mateo, California and Columbus, Ohio. The Company’s fiscal year ends on December 31.
Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements included in our Annual Report on Form 10-K and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive income and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated of any future annual or interim periods.

Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Significant estimates and assumptions made in the accompanying condensed consolidated financial statements, which management believes are critical in understanding and evaluating the Company’s reported financial results include: (i) fair value determinations; (ii) stock-based compensation; (iii) consolidation of VIEs; and (iv) provision for income taxes, net of valuation allowance for deferred tax assets. The Company bases its estimates on various factors it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.
Stock-Based Compensation

The Company issues stock options and restricted stock units (“RSUs”) to employees and nonemployees, including directors and third-party service providers, and employee stock purchase rights granted under the Company’s employee stock purchase plan (“ESPP”). Stock options and employee stock purchase rights granted under the ESPP are initially measured at fair value at the date of grant using the Black-Scholes option-pricing model. RSUs are measured at the fair market value of our common stock at the grant date. Stock-based

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

compensation expenses are recognized based on their respective grant-date fair values. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures, such that the expense is recorded only for those stock options that are expected to vest.
Other Income (Expense)

In the three months ended March 31, 2020, other income (expense) primarily consists of dividend income earned by the Company on its unrestricted cash balance which is recognized in the period earned.

In April 2020, the Company received a forgivable loan under the Paycheck Protection Program (“PPP”), totaling $5.3 million with a stated annual interest rate of 1%. All loan payments are deferred for six months if not forgiven under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan and accrued interest are forgivable for borrowers who use the loan proceeds for eligible expenses during a twenty-four week period following the borrower’s receipt of the loan and maintain payroll and employee headcount. The Company has used the full proceeds of the loan for eligible expenses within the required period. The Company determined that forgiveness of the loan under the CARES Act was reasonably assured and recorded the full amount of proceeds as other income in the condensed consolidated statement of operations comprehensive income in 2020. In March 2021, the Company voluntarily repaid proceeds received under the Paycheck Protection Program plus accrued interest totaling $5.3 million. The Company recognized the loan principal repayment as an other expense.
Recently Adopted Accounting Pronouncements

The Company adopted the following accounting standards during the three months ended March 31, 2021:

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance in Topic 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The standard is effective January 1, 2021 for emerging growth companies that have adopted the private company relief. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs after the date of adoption. The guidance became effective on January 1, 2021 and the Company adopted the standard on a prospective basis. The adoption of the standard did not have a material impact on the Company’s financial statements or related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The standard removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and also simplifies the diluted earnings per share calculation in certain areas The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted. The Company early adopted ASU 2020-06 on January 1, 2021 with no material impact on the Company’s financial statements or related disclosures.
Recently Issued Accounting Pronouncements

In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will be effective January 1, 2023 for emerging growth companies that have adopted the private company relief. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. The Company accounts for its loans at fair value through net income, which is outside the scope of Topic 326. For available for sale debt

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

securities, the guidance will require recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The Company is evaluating the impact this ASU will have on its condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income, condensed consolidated statements of cash flows and related disclosures. The Company plans to adopt Topic 326 effective as of January 1, 2023.

In March 2020 the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting followed by and ASU 2021-01, Reference Rate Reform, Scope issued in January 2021. ASU 2020-04 and ASU 2021-01 provide temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and ASU 2021-01 on its condensed consolidated financial statements and related disclosures.

2.Revenue
Revenue from fees, net

The Company disaggregates revenue from fees by type of service for the periods presented as follows:

	Three Months Ended March 31,
	2020	2021
Revenue from fees, net:
Platform and referral fees, net	$60,230	$106,953
Servicing fees, net	7,783	9,217
Total revenue from fees, net	$68,013	$116,170
Platform and referral fees, net

The Company enters into contracts with bank partners to provide access to a cloud-based artificial intelligence lending platform developed by the Company (the “Upstart platform”) to enable banks to originate unsecured personal and auto refinance loans. The Upstart platform includes a cloud-based application (through Upstart.com or a bank-branded program) for submitting loan applications, verifying information provided within submitted applications, risk underwriting (through a series of proprietary technology solutions), delivery of electronic loan offers, and if the offer is accepted by the borrower, an electronic loan documentation signed by the borrower. Bank partners can specify certain parameters of loans they are willing to originate. Under these contracts, bank partners can choose to use Upstart’s referral services, which allow them to access new borrowers through Upstart’s marketing channels. The Company’s contracts with bank partners are non-cancelable and generally have 12-month terms that automatically renew.

After origination, Upstart-powered loans are either retained by bank partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans purchased by the Company, Upstart pays bank partners a one-time loan premium fee upon completion of the minimum holding periods. Upstart also pays bank partners monthly loan trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. The monthly loan trailing fees are paid based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers and are recorded as

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the condensed consolidated statements of operations and comprehensive income for the periods presented. The Company recognized $2.4 million and $3.6 million of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net for the three months ended March 31, 2020 and 2021, respectively.

The Company started paying loan trailing fees on January 1, 2019. As of December 31, 2020 and March 31, 2021, the Company recorded $1.3 million and $1.8 million of loan trailing fee liability, respectively, which is recorded at fair value and included within accrued expenses other liabilities on the Company’s condensed consolidated balance sheets. Refer to “Note 4. Fair Value Measurement” for additional information on changes in fair value associated with trailing fee liabilities.

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

The Company did not recognize revenue from performance obligations related to prior periods for the three months ended March 31, 2020 and 2021. The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of December 31, 2020 and March 31, 2021. The Company had $8.1 million and $11.7 million of accounts receivable that are included in other assets on the condensed consolidated balance sheets related to contracts with customers as of December 31, 2020 and March 31, 2021, respectively. The Company’s allowance for bad debt was immaterial as of December 31, 2020 and March 31, 2021, and the Company’s bad debt expense was immaterial for the periods presented.

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to acquire bank partners. Capitalized costs are amortized over the expected period of benefit, which we have determined, based on an analysis, to be 3 years. The Company applies the practical expedient to expense costs to obtain contracts with customers if the amortization period is one year or less. As of March 31, 2021, the Company had an immaterial amount of contract costs capitalized within other assets on the condensed consolidated balance sheets. For the three months ended March 31, 2021, the Company amortized an immaterial amount of capitalized contracts costs to sales and marketing in the condensed consolidated statements of operations and comprehensive income.

For the three months ended March 31, 2020, the Company had one customer which accounted for 79% of the Company’s total revenue and two customers which accounted for 60% and 25% for the three months ended March 31, 2021. Two customers accounted for 34% and 15% of accounts receivable as of December 31, 2020 and 39% and 21% as of March 31, 2021.
Servicing fees, net

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

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

The Company recognized gains and losses related to loan servicing rights upon loan sales for the periods presented as follows:

	Three Months Ended March 31,
	2020	2021
Net gain (loss) related to loan servicing rights	$1,459	$(67)

The Company generally outsources borrower payment collections for loans that are more than 30 days past due or charged off to third-party collection agencies. The Company charges bank partners and institutional investors for collection agency fees related to their outstanding loan portfolio. The Company has discretion in hiring the collection agencies and determining the scope of their work. As the principal in the arrangement, the Company recognizes gross revenue from collection agency fees in the period that the services are provided. Upstart also receives certain ancillary fees inclusive of late payment fees and ACH fail fees. Revenue from collection agency fees and borrower fees are included in servicing fees, net as part of revenue from fees, net in the Company’s condensed consolidated statements of operations and comprehensive income. The total fees charged by collection agencies are also recognized in the period incurred and reported as part of customer operations expenses.

The Company recognized collection agency fees and borrower fees, which are included in servicing fees, net for the periods presented as follows:

	Three Months Ended March 31,
	2020	2021
Collection agency fees	$800	$863
Borrower fees	$517	$886
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

The table below presents components of the interest income and fair value adjustments, net presented in the Company’s condensed consolidated statements of operations and comprehensive income:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended March 31,
	2020	2021
Interest income and fair value adjustments, net(1):
Interest income	$9,183	$3,405
Interest expense	(3,255)	(1,030)
Fair value and other adjustments, net	(9,947)	2,800
Total interest income and fair value adjustments, net	$(4,019)	$5,175

(1)     Includes interest income, interest expense and fair value adjustments, net related to consolidated securitization trusts for the three months ended March 31, 2020 is as follows:

Three Months Ended March 31,
2020
Interest income and fair value adjustments, net related to consolidated securitization trusts:
Interest income	$3,379
Interest expense	(569)
Fair value and other adjustments, net	(3,000)
Total interest income and fair value adjustments, net	$(190)
Interest income

Interest income is recognized based on the terms of the underlying agreements with borrowers for loans held on the Company’s condensed consolidated balance sheets and is earned over the life of a lioan.

Interest income also includes accrued interest earned on outstanding loans but not collected. Loans that have reached a delinquency of over 120 days are classified as non-accrual status and any accrued interest recorded in relation to these loans is reversed in the respective period. As of December 31, 2020 and March 31, 2021, the Company has recorded $0.9 million and $0.7 million of accrued interest income in loans on the condensed consolidated balance sheets, respectively.
Interest expense

Interest expense is primarily related to interest recorded on the Company’s borrowings and the notes issued as part of the consolidated securitizations. Interest expense includes accrued interest incurred but not paid. Accrued interest expenses were immaterial as of December 31, 2020 and March 31, 2021.
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

Fair value and other adjustments, net also include income attributable to third-party residual certificate holders for the consolidated securitization and amounts received from borrowers for previously charged-off loans held on the Company’s condensed consolidated balance sheets. These amounts are recognized in the period received.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

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

The Company also determines whether decision-maker or service-provider fees are variable interests. Decision-maker or service-provider fees are not considered variable interests when the arrangement does not expose the Company to risks of loss that a potential VIE was designed to pass on to its variable interest holders, the fees are commensurate, the arrangement is at market, and the Company does not have any other interests (including direct interests and certain indirect interests held through related parties) that absorb more than an insignificant amount of a VIE’s potential variability. This determination can have a significant impact on the Company’s consolidation analysis, as it could affect whether a legal entity is a VIE and whether the Company is the primary beneficiary of a VIE. When the Company’s decision-maker or service-provider fee is not a variable interest, the Company is viewed as acting as a fiduciary for the potential VIE.
Warehouse Entities

The Company established Upstart Loan Trust to enter into warehouse credit facilities for the purpose of purchasing Upstart-powered loans. See “Note 7. Borrowings” for additional information. The entity is a Delaware statutory trust that is structured to be bankruptcy-remote, with third-party banks operating as trustees.
Consolidated Securitizations and MOAs

The Company entered into a private offering securitization transactions in April 2018 (“2018-1”). As the sponsor of the securitization transaction, the Company created legal entities for the roles of depositors, issuers, grantor trusts, and MOAs.

Under the risk retention requirements in Title 17 U.S. Code of Federal Regulations Part 246, Credit Risk Retention, promulgated by Securities and Exchange Commission (“RR”), the Company is required to retain at least 5% of the economic risk in securitization transactions in which the Company is the retaining sponsor. The Company elected to satisfy the RR requirements by holding Eligible Horizontal Retained Interests (“EHRIs”) in the form of subordinated certificates within the established MOA.

Concurrently with the closing of the 2018-1 securitization transaction, while maintaining its status as the primary beneficiary of the related MOA, the Company sold 80% of its interests in the MOA to an institutional investor in exchange for cash of approximately $8.0 million based on the fair value of the residual certificates held in the MOA as determined on the pricing date. As a result of the sale, the Company maintained a 20% interest in the MOA and its status as the managing member, while the investor became a non-voting limited member. As of December 31, 2020, no noncontrolling interests were recognized due to deconsolidation of the 2018-1 securitization during 2020.

Upon closing of the securitization transaction, the Company determined that the servicing fees represented a variable interest in the securitization entities due to the EHRIs held by the Company’s MOA to satisfy the RR requirements. The EHRIs held by the MOA were deemed to potentially absorb more than an insignificant amount of the VIEs’ expected losses or expected returns at the inception of the securitization transaction. The Company also

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

determined that it was the primary beneficiary of the entities and consolidated the MOA and trusts associated with the 2018-1 securitization transaction.

Subsequent to the expiration of the RR requirements for 2018-1 in June 2020, the residual certificates held by the MOA was distributed based on the proportional equity held by Upstart and the investor. This distribution required the Company to reassess whether its servicing fee is a variable interest. Although the Company maintains a reduced level of variable interests in the 2018-1 securitization transaction through the EHRIs, the Company’s other interests subsequent to these distributions are no longer expected to absorb more than an insignificant amount of the VIE’s expected losses or expected returns. Therefore, the Company concluded that the fees for servicing the securitization transaction are no longer considered variable interests, and as such the powers the Company possesses through the servicing arrangement is no longer considered in the primary beneficiary determination. As a result, the Company concluded it was no longer the primary beneficiary of the 2018-1 securitization transaction. The Company deconsolidated the legal entities associated with the 2018-1 securitization as of June 30, 2020. The Company recorded an immaterial net gain on the deconsolidation of the entities. The Company maintained its role as servicer of these securitization transactions.

The Company sponsored three additional securitization transactions in August 2018 (“2018-2”), February 2019 (“2019-1”) and August 2019 (“2019-2”), respectively. As the retaining sponsor of these transactions, the Company was subject to the RR requirements and satisfied them through Eligible Vertical Interests (“EVIs”) in the form of a combination of securitization notes and residual certificates through the established MOAs. The Company concluded that it has a variable interest and is the primary beneficiary of the MOAs associated with these securitization transactions. As a result, the Company consolidated these MOAs as of December 31, 2020 and 2019. The Company determined that it is not the primary beneficiary of the trusts which hold the loans associated with these securitization transactions, primarily because the Company’s servicing fees are not considered variable interests, and that the transfer of loans as collateral into these securitization transactions met the definition of a sale under Topic 860, Transferring and Servicing. As such, the Company derecognized these loans from the condensed consolidated balance sheets upon the closing of these securitization transactions. Refer to the Unconsolidated Securitizations section below for more information.
Other Consolidated VIEs

Upstart Loan Trust 2, a Delaware statutory trust, holds personal loans facilitated through the Upstart platform that do not meet the criteria for inclusion in the warehouse credit facilities, or that were the result of the Company’s repurchases of loans for breaches of representations and warranties made to institutional investors, as described above.

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

	Assets	Liabilities	Net Assets
December 31, 2020
Warehouse Entities	$71,530	$35,109	$36,421
Majority-owned Affiliates	17,219	7,187	10,032
Other Consolidated VIEs	16,243	—	16,243
Total Consolidated VIEs	$104,992	$42,296	$62,696

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Assets	Liabilities	Net Assets
March 31, 2021
Warehouse Entities	$47,329	$16,394	$30,935
Majority-owned Affiliates	14,678	5,105	9,573
Other Consolidated VIEs	24,716	—	24,716
Total Consolidated VIEs	$86,723	$21,499	$65,224

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
Unconsolidated Securitizations

As of March 31, 2021, the Company’s unconsolidated VIEs include entities established as the issuers and grantor trusts for the 2017-1, 2017-2, 2018-1, 2018-2, 2019-1, and 2019-2 securitization transactions (the “Unconsolidated Securitizations”). The Company’s continued involvement in the unconsolidated VIEs is in the form of its role as the sponsor and the servicer of these transactions. For each of the unconsolidated securitizations, the Company determined that it is not the primary beneficiary.

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

Upstart Network Trust

Upstart Network Trust (“UNT”), also a Delaware statutory trust, was established in 2014 to facilitate Upstart’s fractional loan program. The Company is the servicer of UNT’s loan assets and previously concluded that the servicing fee represents a variable interest and that the Company is the primary beneficiary of UNT. The program was formally discontinued in 2019 and as a result of a reduction in the Company’s investment in UNT, the Company concluded that it was no longer the primary beneficiary and therefore deconsolidated UNT during 2019. The fair value of the Company’s investment in UNT is included in notes receivable and residual certificates in the condensed consolidated balance sheets as of December 31, 2020 and March 31, 2021. The Company’s continued involvement in UNT includes loan servicing rights and obligations for which it receives servicing fees over the life of the underlying loans

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following tables summarize the aggregate carrying value of assets and liabilities of unconsolidated VIEs in which the Company holds a variable interest but is not the primary beneficiary:

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
December 31, 2020
Securitizations	$484,604	$390,252	$94,352	$24,434
Upstart Network Trust	39,754	39,754	—	1,707
Total Unconsolidated VIEs	$524,358	$430,006	$94,352	$26,141

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
March 31, 2021
Securitizations	$407,667	$315,994	$91,673	$21,893
Upstart Network Trust	31,427	31,427	—	1,355
Total Unconsolidated VIEs	$439,094	$347,421	$91,673	$23,248

The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $18.9 million and $16.0 million which are included in notes receivable and residual certificates on the condensed consolidated balance sheets as of December 31, 2020 and March 31, 2021, respectively. The Company also had $7.2 million of cash deposits made to reserve accounts for related securitizations, included in other assets on the condensed consolidated balance sheets as of December 31, 2020 and March 31, 2021.

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

In December 2019, February 2020, October 2020, and February 2021, the Company co-sponsored securitization transactions (“2019-3”, “2020-1”, “2020-3”, “2021-1”, respectively) with an investment bank. The

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Company was not required to retain economic risk in these securitization transactions as the co-sponsor investment bank acted as the retaining sponsor. Similar to 2018-2, 2019-1, and 2019-2, the Company contributed certain loans to this securitization as collateral and recognized this transfer under Topic 860, Transferring and Servicing. The Company is also the servicer of these securitization transactions.

In September 2020, the Company co-sponsored an additional securitization transaction (“2020-2”) with an investment bank. The Company did not retain economic risk in this transaction and did not contribute any loans as collateral. The Company is the servicer of this securitization.

4.Fair Value Measurement

The following table presents assets and liabilities measured at fair value and categorized as Level 3 in the fair value hierarchy:

	December 31,	March 31,
	2020	2021
Assets
Loans	$78,460	$57,189
Notes receivable and residual certificates	19,074	16,033
Loan servicing assets	6,831	8,734
Total assets	$104,365	$81,956
Liabilities
Loan servicing liabilities	$8,254	$10,853
Trailing fee liabilities	1,276	1,775
Total liabilities	$9,530	$12,628

Financial instruments are categorized in the fair value hierarchy based on the significance of unobservable factors in the overall fair value measurement. Since the Company’s loans, notes receivable and residual certificates, other assets, loan servicing assets and liabilities, and trailing fee liabilities do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.
Loans

Loans included in the Company’s condensed consolidated balance sheets are classified as either held-for-sale or held-for-investment. The Company reclassified loans held by the warehouse entities from held-for-investment to held-for-sale as of January 1, 2020, due to the Company’s intent to sell the loans prior to maturity and increasing evidence of their marketability. Other loans held on the Company’s condensed consolidated balance sheets retained their classification as held-for-investment. These loans include loans which do not satisfy the warehouse requirements and loans held in the consolidated securitizations.

The following table presents the fair value of classes of loans held by the Company:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31,	March 31,
	2020	2021
Loans held-for-sale	$60,232	$28,794
Loans held-for-investment	18,228	28,395
Total	$78,460	$57,189
Valuation Methodology

Loans held-for-sale and held-for-investment are measured at estimated fair value using a discounted cash flow model. The fair valuation methodology considers projected prepayments and historical defaults, losses and recoveries to project future losses and net cash flows on loans. Net cash flows are discounted using an estimate of market rates of return. The fair value of these loans also includes accrued interest, which was immaterial as of December 31, 2020 and March 31, 2021.

For the three months ended March 31, 2020 and 2021, the Company elected the measurement alternative under Topic 810, Consolidation, and maximizes the use of observable inputs to estimate the fair value of the financial assets and liabilities of consolidated securitization entities. Under the measurement alternative, the Company measures the financial assets, which consist of held-for-investment and held-for-sale loans in the condensed consolidated balance sheets, and financial liabilities, which consist of securitization notes and residual certificates issued to institutional investors, included in payable to securitization note holders and residual certificate holders in the condensed consolidated balance sheets, using the more observable of the fair value of the financial assets and liabilities. The Company determined the fair value of the amounts payable to securitization note holders and residual certificate holders is more observable than that of the loans. The securitization notes and residual certificates are measured at fair value, and the loans are measured based on the sum of the fair value of the securitization notes and residual certificates, with changes in fair value included in the condensed consolidated statements of operations and comprehensive income.
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-investment and held-for-sale:

	December 31, 2020			March 31, 2021
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	6.80%	16.99%	7.44%	3.52%	16.60%	6.74%
Credit risk rate (1)	0.36%	52.31%	19.82%	0.21%	52.31%	23.09%
Prepayment rate (1)	11.64%	78.36%	31.03%	12.69%	78.53%	33.68%
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

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

Significant Recurring Level 3 Fair Value Input Sensitivity

The below table presents the sensitivity of the loans held-for-sale and held-for-investment to adverse changes in key assumptions used in the valuation model as of December 31, 2020 and March 31, 2021, respectively. The estimated fair value of these loans is not sensitive to adverse changes in expected prepayment rates as such changes would not result in a significant impact on the fair value in either periods.

	December 31,	March 31,
	2020	2021
Fair value of loans	$78,460	$57,189
Discount rates
100 basis point increase	(979)	(714)
200 basis point increase	(1,939)	(1,415)
Expected credit loss rates on underlying loans
10% adverse change	(1,303)	(1,087)
20% adverse change	(2,611)	(2,126)
Rollforward of Level 3 Fair Values

The following tables include a rollforward of the loans classified within Level 3 of the fair value hierarchy:

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held-for- Investment (Securitized)	Total
Fair value at December 31, 2019	$—	$141,555	$90,750	$232,305
Reclassification of loans from HFI to HFS	125,297	(125,297)	—	—
Purchases of loans	97,924	2,755	—	100,679
Sale of loans	(94,949)	—	—	(94,949)
Purchase of loans for immediate resale to investors	848,540	—	—	848,540
Immediate resale to investors	(848,540)	—	—	(848,540)
Repayments received	(6,446)	(1,311)	(15,273)	(23,030)
Changes in fair value recorded in earnings	(5,281)	(1,019)	(8,143)	(14,443)
Other changes	(34)	75	(2)	39
Fair value at March 31, 2020	$116,511	$16,758	$67,332	$200,601

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held-for- Investment (Securitized)	Total
Fair value at December 31, 2020	$60,232	$18,228	$—	$78,460
Reclassification of loans from HFI to HFS	(26)	26	—	—
Purchases of loans	18,240	12,947	—	31,187
Sale of loans	(46,469)	—	—	(46,469)
Purchase of loans for immediate resale to investors	1,294,634	—	—	1,294,634
Immediate resale to investors	(1,294,634)	—	—	(1,294,634)
Repayments received	(3,310)	(2,329)	—	(5,639)
Changes in fair value recorded in earnings	357	(558)	—	(201)
Other changes	(230)	81	—	(149)
Fair value at March 31, 2021	$28,794	$28,395	$—	$57,189

Assets related to Securitization Transactions

As of December 31, 2020 and March 31, 2021, the Company held notes receivable and residual certificates with an aggregate fair value of $19.1 million and $16.0 million, respectively. The balances consist of securitization notes and residual certificates corresponding to the 5% economic risk retention the Company is required to maintain as the retaining sponsor of the unconsolidated securitizations.
Valuation Methodology

The discounted cash flow methodology is used to estimate the fair value of notes receivable and residual certificates, using the same projected net cash flows as their related loans. This model uses inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value.
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements of assets related to securitization transactions:

	December 31, 2020			March 31, 2021
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Notes receivable and residual certificates
Discount rate	3.01%	14.00%	5.84%	3.01%	14.00%	5.83%
Credit risk rate (1)	0.04%	50.69%	17.12%	0.04%	50.69%	17.40%
Prepayment rate (1)	15.60%	36.88%	27.63%	15.60%	36.88%	27.67%
(1)Expressed as a percentage of the original principal balance of the loans underlying the financial instruments
(2)Unobservable inputs were weighted by relative fair value

Significant Recurring Level 3 Fair Value Input Sensitivity

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The securities issued in the securitization transactions are senior or subordinated based on the waterfall criteria of loan payments to each security class, with the residual interest (the “residual certificates”) issued being the first to absorb credit losses in accordance with the waterfall criteria. Accordingly, the residual certificates are the most sensitive to adverse changes in credit risk rates. Depending on the specific securitization, a hypothetical increase in the credit risk rate of 10% to 20% would result in significant decreases in the fair value of the residual certificates. On average, a hypothetical increase in the credit risk rate of 20% would result in a 17% decrease in the fair value of the residual certificates. The remaining classes of securities, with the exception of those in 2018-2, are all overcollateralized such that changes in credit risk rates are not expected to have significant impacts on their fair values.

The fair value of the securities is also sensitive to adverse changes in discount rates, which represent estimates of the rates of return that institutional investors would require when investing in financial instruments with similar risk and return characteristics. On average, a hypothetical 100 basis point increase in discount rates results in a decrease in fair value of the securities (including securitization notes and residual certificates) of 1.23% and 1.05% as of December 31, 2020 and March 31, 2021, respectively. On average, a hypothetical 200 basis point increase in discount rates results in a decrease in fair value of the securities (including securitization notes and residual certificates) of 2.36% and 2.08% as of December 31, 2020 and March 31, 2021, respectively.

The fair value of securitization notes and residual certificates are not sensitive to adverse changes in expected prepayment rates as such changes would not result in a significant impact on the fair value as of December 31, 2020 and March 31, 2021.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of the notes receivable and residual certificates related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy:

Notes Receivable and Residual Certificates
Fair value at December 31, 2019	$34,116
Purchases and issuances of securitization notes and residual certificates	4
Repayments and settlements	(4,028)
Changes in fair value recorded in earnings	(3,196)
Fair value at March 31, 2020	$26,896

Notes Receivable and Residual Certificates
Fair value at December 31, 2020	$19,074
Repayments and settlements	(3,119)
Changes in fair value recorded in earnings	78
Fair value at March 31, 2021	$16,033
Loan Servicing Assets and Liabilities
Valuation Methodology

Loan servicing assets and liabilities are measured at estimated fair value using a discounted cash flow model. The cash flows in the valuation model represent the difference between the contractual servicing fees charged to institutional investors and an estimated market servicing fee. Since contractual servicing fees are

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2020			March 31, 2021
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	15.00%	35.00%	22.69%	15.00%	35.00%	22.88%
Credit risk rate (1)	0.03%	52.78%	17.19%	0.03%	52.78%	17.73%
Market-servicing rate (3)(4)	0.75%	0.75%	0.75%	0.75%	0.75%	0.75%
Prepayment rate (1)	9.07%	89.01%	31.62%	8.61%	88.79%	32.43%
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
Significant Recurring Level 3 Fair Value Input Sensitivity

The table below presents the fair value sensitivity of loan servicing assets and liabilities to adverse changes in key assumptions. The fair value of loan servicing assets and liabilities is not sensitive to adverse changes in discount rates as such changes would not result in a significant impact on the fair value as of December 31, 2020 and March 31, 2021, respectively.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31,	March 31,
	2020	2021
Fair value of loan servicing assets	$6,831	$8,734
Expected market-servicing rates
10% market-servicing rates increase	(19,013)	(20,061)
20% market-servicing rates increase	(38,027)	(40,122)
Expected prepayment rates
10% adverse change	(2,061)	(4,646)
20% adverse change	(4,212)	(2,273)

	December 31,	March 31,
	2020	2021
Fair value of loan servicing liabilities	$8,254	$10,853
Expected market-servicing rates
10% market-servicing rates increase	22,974	24,928
20% market-servicing rates increase	45,948	49,857
Expected prepayment rates
10% adverse change	2,491	5,773
20% adverse change	5,089	2,825

Rollforward of Level 3 Fair Values

The following table presents a rollforward of the loan servicing assets and liabilities classified by the Company within Level 3 of the fair value hierarchy:

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2019	$4,725	$5,140
Sale of loans	2,705	1,246
Changes in fair value recorded in earnings	(808)	(480)
Fair value at March 31, 2020	$6,622	$5,906

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2020	$6,831	$8,254
Sale of loans	3,452	3,519
Changes in fair value recorded in earnings	(1,549)	(920)
Fair value at March 31, 2021	$8,734	$10,853
Trailing Fee Liabilities

The Company pays certain bank partners monthly trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Significant inputs used for estimating the fair value of trailing fee liabilities included discount rates of 3.52% to 16.60% and credit risk rates of 0.21% to 52.31%.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The fair value sensitivity of trailing fee liabilities to adverse changes in key assumptions would not result in a material impact on the Company’s financial position.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of trailing fee liabilities classified by the Company within Level 3 of the fair value hierarchy:

Trailing Fee Liabilities
Fair value at December 31, 2019	$504
Issuances	312
Repayments and settlements	(54)
Fair value at March 31, 2020	$762

Trailing Fee Liabilities
Fair value at December 31, 2020	$1,276
Issuances	669
Repayments and settlements	(170)
Fair value at March 31, 2021	$1,775

5.Loans at Fair Value

The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the condensed consolidated balance sheets:

	Loans		Loans > 90 Days Past Due
	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021
Outstanding principal balance	$97,497	$76,573	$2,018	$3,592
Net fair value and accrued interest adjustments	(19,037)	(19,384)	(2,002)	(3,577)
Fair value	$78,460	$57,189	$16	$15

The Company places loans on non-accrual status at 120 days past due. Any accrued interest recorded in relation to these loans is reversed in the respective period. The Company charges-off loans no later than 120 days past due.

6.Balance Sheet Components
Other Assets

Other assets consisted of the following:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31,	March 31
	2020	2021
Servicing fees and other receivables	$11,656	$18,134
Deposits	7,947	8,165
Prepaid expenses	6,009	14,203
Loan servicing assets (at fair value)	6,831	8,734
Other assets	7,603	2,701
Total other assets	$40,046	$51,937

Servicing fees and other receivables represent amounts recognized as revenue but not yet collected in relation to servicing and other agreements with institutional investors and bank partners.
Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

	December 31,	March 31
	2020	2021
Internally developed software	$7,906	$8,362
Computer equipment	1,285	1,711
Furniture and fixtures	1,770	1,770
Leasehold improvements	2,763	2,763
Total property, equipment, and software	13,724	14,606
Accumulated depreciation and amortization	(3,692)	(4,508)
Total property, equipment, and software, net	$10,032	$10,098

For the three months ended March 31, 2020 and 2021, depreciation and amortization expense on property, equipment, and software was immaterial. Capitalized internally developed software balances, net of accumulated amortization, were $6.0 million as of both December 31, 2020 and March 31, 2021
Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,	March 31
	2020	2021
Accrued expenses	$10,974	$19,791
Accrued payroll	13,834	6,282
Loan servicing liabilities (at fair value)	8,254	10,853
Trailing fee liability (at fair value)	1,276	1,775
Other liabilities	1,331	4,168
Total accrued expenses and other liabilities	$35,669	$42,869

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

7.Borrowings

The following table presents the aggregate principal outstanding of all loans mentioned in this note that are included in the condensed consolidated balance sheets:

	Borrowings
	December 31, 2020	March 31, 2021
Term loans	$15,000	$15,000
Revolving credit facility	5,500	5,500
Warehouse credit facilities	34,994	16,323
Risk retention funding loans	7,187	5,105
Total payments due	62,681	41,928
Unamortized debt discount	(55)	(37)
Total borrowings	$62,626	$41,891
Term Loans

In October 2018, the Company and UNI entered into a mezzanine loan and security agreement to obtain a second term loan of up to $15.0 million (the “Mezzanine Loan”). The Mezzanine Loan bears interest at the greater of prime rate plus 5.25% or 10.00% per annum, payable monthly. The principal balance is due upon maturity on October 1, 2021.

The term loans are secured by all assets of the Company, excluding assets of consolidated securitizations and cash and restricted cash relating to other borrowing arrangements.
Revolving Credit Facility

In connection with the LSA with the same lender above, as amended in September 2018, the Company and UNI also obtained a revolving credit facility of up to $5.5 million (the “UNI Credit Facility”). The UNI Credit Facility had an original termination and maturity date of June 1, 2020. In 2020, the parties agreed to extend the maturity date of the UNI Credit Facility to June 1, 2021 when the outstanding principal and any accrued and unpaid interest are due and payable in full. The UNI Credit Facility bears floating interest at the greater of prime rate plus 1.00% or 4.25% annum, payable monthly, subject to a monthly minimum interest requirement prior to maturity.

The UNI Credit Facility is secured by all assets of the Company, excluding assets of consolidated securitizations and cash and restricted cash relating to other borrowing arrangements. The UNI Credit Facility contains certain financial covenants. As of December 31, 2020 and March 31, 2021, the Company was in compliance with all applicable covenants under the revolving credit and security agreement. As of December 31, 2020 and March 31, 2021, outstanding borrowings under the UNI Credit Facility was $5.5 million.
Warehouse Credit Facility

In November 2015, the Company’s consolidated VIE, Upstart Loan Trust (“ULT”), entered into a revolving credit and security agreement with a third-party lender (the “ULT Warehouse Credit Facility”). The credit and security agreement for the ULT Warehouse Credit Facility was amended and restated in its entirety in May 2020. Under the revolving credit and security agreement, as amended from time to time, ULT may borrow up to $100.0 million (subject to a borrowing base capacity) until the earlier of May 15, 2021 or the occurrence of an accelerated amortization event. An accelerated amortization event includes failure to satisfy certain loan

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

performance metrics or the occurrence of an event of default. The proceeds may only be used to purchase unsecured personal loans from Upstart’s platform and to pay fees and expenses related to the credit facility. The ULT Warehouse Credit Facility matures on the earlier of May 15, 2022 or acceleration of the facility following an event of default, upon which date 100% of the outstanding principal amount, together with any accrued and unpaid interest, becomes due and payable. The entire amount of the outstanding principal and interest may be prepaid at any time without penalty. The ULT Warehouse Credit Facility bears a floating interest rate of LIBOR plus a spread ranging from 3.35% to 4.00% per annum, due and payable monthly in arrears. The Company is subject to additional interest payments under a minimum utilization requirement of $35 million. The maximum advance rate under the ULT Warehouse Credit Facility on outstanding principal of loans held by ULT was 80% as of December 31, 2020 and March 31, 2021.

The ULT Warehouse Credit Facility contains certain financial covenants. As of March 31, 2021 and 2020, ULT was in material compliance with all applicable covenants under the ULT Warehouse Credit Facility. The creditors of ULT have no recourse to the general credit of the Company, except for certain limited obligations of ULT to its creditors that are guaranteed by the Company. The Company does not guarantee the credit performance of the loans owned by ULT, and the loans and other assets owned by ULT are not available to settle the claims of creditors of the Company.

The following table includes the aggregate balances held by ULT that were pledged as collateral for the ULT Warehouse Credit Facility and included in loans at fair value and restricted cash in the condensed consolidated balance sheets, respectively:

	ULT Warehouse Credit Facility
	December 31, 2020	March 31, 2021
Outstanding borrowings	$34,994	$16,323
Aggregate outstanding principal of loans pledged as collateral	59,709	28,854
Aggregate fair value of loans purchased and held by ULT	60,231	28,795
Restricted cash pledged as collateral	11,270	18,487

Risk Retention Funding Loans

In October 2018, Upstart RR Funding 2018-2, LLC (the “2018-2 RR entity”), a consolidated VIE of UNI, entered into a loan and security agreement (the “2018-2 RR Financing Agreement”) to finance the Company’s risk retention balance in the Upstart Securitization Trust 2018-2. Under this agreement, the balance borrowed by the 2018-2 RR entity has an interest rate of 4.00% per annum and is repaid using cash proceeds received by the 2018-2 RR entity as part of monthly cash distributions from the 2018-2 securitization on securitization notes and residual certificates. As of December 31, 2020 and March 31, 2021, the outstanding principal balance under the 2018-2 RR Financing Agreement was immaterial.

In September 2019, Upstart RR Funding 2019-2, LLC (the “2019-2 RR entity”), a consolidated VIE of UNI, entered into a loan and security agreement (the “2019-2 RR Financing Agreement”) to finance the Company’s risk retention balance in the Upstart Securitization Trust 2019-2. Under this agreement, the balance borrowed by the 2019-2 RR entity has an annual interest rate of 4.33% and is repaid using cash proceeds received by the 2019-2 RR entity as part of monthly cash distributions from the 2019-2 securitization on securitization notes and residual certificates. As of December 31, 2020 and March 31, 2021, the outstanding principal balance under the 2019-2 RR Financing Agreement was $6.6 million and $5.1 million, respectively.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The borrowings are solely the obligations of the 2018-2 RR entity and 2019-2 RR entity, respectively, and the Company is not obligated thereon. The securities and other assets owned by each RR entity are not available to settle the claims of creditors of the Company. Assets pledged as collateral for the risk retention funding loans include $12.6 million and $10.8 million of securities held for risk retention for the 2018-2 and 2019-2 securitization transactions, included in notes receivables and residual certificates on the condensed consolidated balance sheets as of December 31, 2020 and March 31, 2021, respectively.

The following table summarizes the aggregate amount of maturities of all borrowings as of March 31, 2021:

March 31, 2021
Remainder of 2021	$20,500
2022	16,357
2023	5,071
2024	—
2025	—
Total	$41,928

8.Common Stock and Common Stock Warrants
Common Stock

In December 2020, the Company's amended and restated certificate of incorporation became effective, which authorized the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share.

The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

	December 31,	March 31,
	2020	2021
Options issued and outstanding	19,600,223	19,590,771
RSUs outstanding	—	827,192
Shares available for future issuance under 2020 plan	2,537,181	10,389,402
Shares available for issuance under ESPP	—	2,113,140
Warrants to purchase common stock	75,000	—
Total	22,212,404	32,920,505
Common Stock Warrants

In October 2018, the Company issued stock warrants to purchase 75,000 shares of common stock, with an exercise price of $2.16 per share. The estimated grant date fair value of the common stock warrants was recognized as debt issuance costs in the period granted. The common stock warrant has a contractual term of ten years and expire in October 2028.

On December 1, 2020, the common stock warrant agreement was amended to include a repurchase option in the event of an IPO. Upon the completion of an IPO, or a qualified acquisition of the Company, the common stock warrant holders have the option to require the Company to repurchase the warrant in its entirety for a purchase price of $1.5 million. The repurchase option terminates on the earlier of (i) 30 days after the closing of a qualified

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

sale of the Company or; (ii) 10 business days after the date on which the Company’s IPO price per share is confirmed by the Company’s underwriters.

On December 31, 2020, the repurchase clause for the warrant expired resulting in the fair market value of 75,000 warrants reclassified from liability to equity on the condensed consolidated balance sheets. On January 13, 2021, the warrant holder net exercised the warrant resulting in 72,407 common shares issued by the Company. As of March 31, 2021 no common stock warrants were outstanding.

9.Equity Incentive Plans
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

The 2020 Equity Incentive Plan authorizes granting of ISOs, NSOs, stock appreciation rights, restricted stock, restricted stock units, or RSUs, and performance awards. As of March 31, 2021, the Company is authorized to issue up to 10,389,402 shares of common stock under the 2020 Equity Incentive Plan. In addition, the 2020 Equity Incentive Plan also includes any shares subject to awards granted under our 2012 Equity Incentive Plan that, on or after December 15, 2020, expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by us for payment of an exercise price or for satisfying tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest. The maximum number of shares that may be added to the 2020 Equity Incentive Plan pursuant to outstanding awards under the 2012 Equity Incentive Plan is 15,000,000 shares. The number of shares available for issuance under our 2020 Equity Incentive Plan also includes an annual increase on the first day of each fiscal year beginning with the 2021 in an amount equal to the least of 15,000,000 shares or 5% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year.
Stock Options

The following table summarized stock option activity for three months ended March 31, 2021:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2020	19,600,223	$4.27	6.8	$ 715,084
Options granted	606,830
Options exercised	(521,511)
Options cancelled and forfeited	(94,771)
Balances at March 31, 2021	19,590,771	$7.42	6.6	$2,379,126
Options exercisable – March 31, 2021	11,309,977	$1.65	4.9	$1,438,789
Options vested and expected to vest – March 31, 2021	19,168,127	$6.95	6.5	$2,336,779

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of March 31, 2021. The aggregate intrinsic value of options exercised for the three months ended March 31, 2020 and 2021, was $0.8 million and $65.7 million, respectively. The weighted-average grant date fair value of options granted during the three months ended March 31, 2020 and 2021, was $5.23 and $61.67 per share, respectively. The total fair value of options vested for the three months ended March 31, 2020 and 2021, was $1.0 million and $3.6 million, respectively.

As of March 31, 2021, total unrecognized stock-based compensation expense related to unvested stock options was $77.3 million, which is expected to be recognized over a remaining weighted-average period of 2.4 years.
Restricted Stock Units

During the three months ended March 31, 2021, the Company began granting RSUs to employees and nonemployees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over four years. The following table summarized RSU activity for three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2020	—
RSUs granted	835,307	$101.56
RSUs vested	(342)	$81.56
RSUs cancelled and forfeited	(7,773)	$124.14
Unvested at March 31, 2021	827,192

As of March 31, 2021, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $82.1 million, which is expected to be recognized over a remaining weighted-average period of 3.5 years.
2020 Employee Stock Purchase Plan

In October 2020, our Board of Directors adopted, and in November 2020 our Board of Directors amended and our stockholders approved, our ESPP which was effective on December 14, 2020. Our ESPP provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

after February 15 and August 15 of each year, except the first offering period commenced on December 16, 2020 and will end on the first trading day on or before August 15, 2021. The second offering period will commence on the last trading day on or after August 15, 2021. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on the exercise date. As of March 31, 2021, the maximum number of shares of common stock that can be issued under the employee stock purchase plan was 2,113,140 shares, in addition to any automatic annual evergreen increase. As of March 31, 2021, no shares of common stock have been purchased under the ESPP.

As of March 31, 2021, total unrecognized stock-based compensation expense related to ESPP was $3.1 million, which is expected to be recognized over a remaining weighted-average period of 0.4 years.
Fair Value of Awards Granted

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

Fair Value of Common Stock - Prior to the completion of the IPO, the fair value of the shares of common stock was determined by the Company’s Board of Directors as there was no public market for the Company’s common stock. After the completion of the IPO, the fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the Nasdaq Global Select Market.

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

Volatility - Because the Company does not have an active trading market for its common stock for a sufficient period of time, the expected volatility is estimated based on the average volatility for comparable publicly-traded companies, over a period equal to the expected term of the stock option grants.

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

The following assumptions were used to estimate the fair value of options granted:

Three Months Ended March 31,
	2020	2021
Expected term (in years)	5.4 – 10.0	5.3 – 6.9
Expected volatility	53.23% – 55.35%	63.12% – 65.01%
Risk-free interest rate	1.34% – 1.50%	0.62% – 1.14%
Dividend yield	— %	— %
The following assumptions were used to estimate the fair value of the Company’s ESPP for the initial offering period:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Three Months Ended March 31,
2021
Expected term (in years)	0.6
Expected volatility	61.65%
Risk-free interest rate	0.09%
Dividend yield	— %
Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its condensed consolidated statements of operations and comprehensive income for employees and nonemployees:

	Three Months Ended March 31,
	2020	2021
Sales and marketing	$284	$753
Customer operations	199	752
Engineering and product development	926	4,307
General, administrative, and other	556	2,810
Total	$1,965	$8,622

Stock-based compensation expense by award type was as follows:

	Three Months Ended March 31,
	2020	2021
Stock options	$1,965	$5,120
RSUs	—	1,445
ESPP	—	2,057
Total	$1,965	$8,622

10.Leases

The Company’s operating leases are primarily for its corporate headquarters in San Mateo, California and Columbus, Ohio. Both operating leases include early termination options, and one of the leases includes renewal options for two successive five-year periods. The exercise of these options was not recognized as part of the ROU assets and lease liabilities, as the Company did not conclude, at the commencement date of the leases, that the exercise of renewal options or termination options was reasonably certain. In connection with one of the leases, a letter of credit was issued on behalf of the Company for the benefit of the landlord in the amount of $2.0 million. The letter of credit is secured by a certificate of deposit which is included in restricted cash on the condensed consolidated balance sheets.

As of March 31, 2021, future minimum non-cancelable lease payments are as follows:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Operating Leases
Remainder of 2021	$3,483
2022	5,221
2023	5,516
2024	2,567
2025	1,579
Thereafter	2,417
Total undiscounted lease payments	20,783
Less: Present value adjustment	(2,162)
Operating lease liabilities	$18,621

As of March 31, 2021, the Company does not have any operating leases which are yet to commence.

As of March 31, 2021 the Company did not have any material finance leases. The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance and parking fees, were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial for the three months ended March 31, 2020 and 2021. Operating lease expense was as follows:

	Three Months Ended March 31,
	2020	2021
Rent expense	$1,269	$1,528
Variable lease payments	$355	$299

Supplemental cash flow and noncash information related to the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2020	2021
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$1,011	$1,057

Supplemental cash flow and noncash information related to the Company’s operating leases was as follows:

March 31,
2021
Weighted average remaining lease term (in years)	4.37
Weighted average discount rate	5.09%

11.Commitments and Contingencies
Loan Purchase Obligation

Under the Company’s loan agreements with certain bank partners, the banks retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the unpaid principal balance,

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

plus accrued interest, at the conclusion of the required holding period. As of December 31, 2020 and March 31, 2021, the total loan purchase commitment included outstanding principal balance of $39.3 million and $82.4 million, respectively.
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

The maximum potential amount of future payments associated under this obligation is the outstanding balances of the loans sold to the investors, which at December 31, 2020 and March 31, 2021, is $5,180.7 million and $6,224.0 million, respectively. The Company recognizes a liability for the repurchase obligation based on historical experience when the loans are issued. The liability is subsequently remeasured when a related loss is probable and can be reasonably estimated. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial historically. The Company has recorded contingent liabilities as of December 31, 2020 and March 31, 2021 of immaterial amounts to cover estimated future obligations related to these contractual terms. These amounts are included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.
Legal

From time to time the Company is subject to, and it is presently involved in, litigation and other legal proceedings. Accounting for contingencies requires the Company to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2020 and March 31, 2021, no loss contingency has been recorded in connection with legal proceedings arising in the ordinary course of business.
Contingencies

Accounting for contingencies requires the Company to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company discloses material contingencies when it believes a loss is not probable but reasonably possible. Although the Company cannot reasonably determine the outcome of any litigation or tax matters, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on its condensed consolidated financial statements.
Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, directors, officers and other parties with respect to certain matters. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s condensed consolidated financial statements.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

12.Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2020 and 2021, were 0% and 1.96%. The change in the tax rate for the three months ended March 31, 2021 was due to an increase in state tax expense after utilizing taxable losses in the various jurisdictions. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowance on the Company’s deferred tax assets as it is more likely than not that some or all of these deferred tax assets will not be realized.

13.Related Party Transactions

Since the Company’s inception, it has engaged in various transactions with its executive officers and directors, holders of more than 10% of its voting securities, and their affiliates.

The related party investor and its affiliates also participated in securitization transactions co-sponsored and serviced by the Company in the three months ended March 31, 2020 by contributing loans and purchasing securitization notes or residual certificates.

14.Net Income Per Share Attributable to Upstart Holdings, Inc. Common Stockholders

Basic net income per common share attributable to Upstart Holdings, Inc.’s common stockholders is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Upstart Holdings, Inc.’s common stockholders is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards.

	Three Months Ended March 31,
	2020	2021
Numerator:
Net income attributable to Upstart Holdings, Inc. common stockholders	$1,480	$10,102
Less: noncumulative dividends to preferred stockholders	(1,480)	—
Net income attributable to common stockholders, basic and diluted	$—	$10,102
Denominator:
Weighted-average common shares outstanding used to calculate net income per share attributable to Upstart Holdings, Inc. common stockholders, basic	14,625,267	73,629,122
Weighted-average effect of dilutive securities	—	17,820,449
Weighted-average common shares outstanding used to calculate net income per share attributable to Upstart Holdings, Inc. common stockholders, diluted	14,625,267	91,449,571

Net income per share attributable to Upstart Holdings, Inc. common stockholders, basic	$—	$0.14
Net income per share attributable to Upstart Holdings, Inc. common stockholders, diluted	$—	$0.11

The following securities were excluded from the computation of diluted net income per share attributable to Upstart Holdings, Inc. common stockholders for the periods presented, because including them would have been anti-dilutive for the three months ended March 31, 2020.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended March 31,
	2020	2021
Convertible preferred stock	47,349,577	—
Options to purchase common stock	18,087,958	617,424
Unvested RSUs	—	737,682
Warrants to purchase convertible preferred stock	600,208	—
Warrants to purchase common stock	319,669	—
Total	66,357,412	1,355,106

15.Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2021, through May 14, 2021, the date which the condensed consolidated financial statements were available to be issued. Based on the evaluation, the Company has determined no subsequent events were required to be recognized or disclosed except the matters described below.

Prodigy Software, Inc. Acquisition

On April 8, 2021, the Company completed its acquisition of Prodigy Software, Inc. (“Prodigy”). Prodigy provides an e-commerce platform for car dealerships which enables both online and in-store vehicle discovery, credit application, and checkout. The Company has acquired Prodigy with the intention of integrating its lending business with Prodigy’s auto-sales platform and expanding its auto lending footprint.

The total consideration the Company paid for Prodigy was approximately $98.8 million and consisted of cash and shares of the Company’s common stock. On the closing date, the Company paid $18.0 million in cash and issued 650,767 shares of common stock.

Due to the proximity of the acquisition date to the Company’s filing of its quarterly report on Form 10-Q for the quarter ended March 31, 2021, the initial accounting for the Prodigy business combination is underway, and therefore the Company has not yet disclosed certain information required by ASC 805, Business Combinations, including the provisional amounts recognized as of the acquisition date for each major class of assets acquired, liabilities assumed, and goodwill.

Follow-on Offering

On April 13, 2021, the Company completed a follow-on offering, in which 2,000,000 shares of common stock, and the underwriters exercise to purchase 300,000 shares, were issued and sold at $120.00 per share. The Company received net proceeds of $263.9 million after deducting underwriting discounts of $11.0 million and offering expenses of $1.0 million. Offering expense consist of incremental accounting, legal, and other fees incurred related to the follow-on offering.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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

Our bank partners can retain loans that align with their business and risk objectives. For loans that are not retained by our bank partners, we help diversify the funding of these loans to a broad base of institutional investors that invest in Upstart-powered loans. In the three months ended March 31, 2021, approximately 17% of Upstart-powered loans were retained by the originating bank, while about 81% of Upstart-powered loans were purchased by institutional investors through our loan funding programs. Over the last few years, the percentage of loans funded through our balance sheet has generally decreased, while the percentage of loans purchased by institutional investors and loans retained by bank partners has generally increased.
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

Loans on our platform today are predominantly sourced from Upstart.com. For these loans, we incur variable costs in the form of borrower acquisition costs and borrower verification and servicing costs. Borrower

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
acquisition costs and borrower verification and servicing costs are highly correlated with the Transaction Volume, Number of Loans on our platform and trended upwards. We source a small number of loans directly through bank partners in which we receive no referral fee and incur no acquisition cost. The rising level of automation and continued improvements to our Conversion Rate achieved through our increasingly sophisticated risk models and our evolving channel mix contribute to improving loan unit economics over time. We further believe that bank-sourced loans can be an important driver of volume growth in the medium-term future; to the extent we are able to increase the number of loans sourced directly through our bank partners, our contribution margin would be positively impacted.
COVID-19 Pandemic Impact

The onset of the COVID-19 pandemic began to impact origination volumes on our platform in the second half of March 2020. A rapid rise in unemployment in the United States led to the potential for increased losses for new originations underwritten by our AI models, reduction in originations by bank partners, and a temporary pause in loan funding from institutions and capital markets. These factors collectively resulted in an 86% reduction in the number of loans originated and a 73% reduction in revenue in the second quarter of 2020 compared to the first quarter of 2020.

In response to the market conditions caused by the COVID-19 pandemic, we made certain operational changes, including temporary reductions in our marketing activities and certain operational expenses. We continue to evaluate market and other conditions and may make additional changes to our fees or marketing activities, or implement additional operational changes, in the future.

Origination volumes recovered quickly, beginning in June 2020, as unemployment plateaued. For the quarter ended March 31, 2021, the Transaction Volume, Number of Loans was 169,750, representing a 102% increase compared to the Transaction Volume, Number of Loans in the quarter ended March 31, 2020.

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

Beyond the ongoing accumulation of repayment data used to train our models, we also frequently make discrete improvements to model accuracy by upgrading algorithms and incorporating new variables, both of which

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
have historically resulted in higher approval rates, more competitive loan offers, increased automation, and faster growth. As a second order effect, the impact of these improvements on our conversion funnel also allows us to unlock new marketing channels over time that have previously been unprofitable.

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
Product Expansion and Innovation

We intend to continue developing new financial products that address a broader set of consumer needs over time. In the third quarter of 2020, we announced our entry into the auto lending market and we more recently acquired Prodigy Software, Inc, which creates software solutions for auto dealers. We believe that significant growth opportunities exist to apply our evolving technology to additional segments of credit, such as credit cards, mortgages, student loans, point-of-sale loans, and HELOCs. In addition, we aim to serve a broader role of technology enablement for banks, which we believe will seek more comprehensive technology solutions from their suppliers. For example, in the second quarter of 2020, we began offering an application programming interface product to banks that allows them to utilize our AI underwriting models to support their loan origination process for personal, auto, and student loans. We will incur expenses and opportunity cost to develop and launch new products. Monetization prospects for new products are uncertain, and costs associated with developing and marketing new products might not be recovered, which could weigh on our top-line growth and profitability.
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
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction.

	Three Months Ended March 31,
	2020	2021
Transaction Volume, Dollars	$1,122,565	$1,728,677
Transaction Volume, Number of Loans	84,214	169,750
Conversion Rate	14.1%	22.0%
Percentage of Loans Fully Automated	70%	71%
Contribution Profit(1)	$25,660	$55,786
Contribution Margin(1)	38%	48%
Adjusted EBITDA(1)	$3,671	$20,999
Adjusted EBITDA Margin(1)	6%	17%
Adjusted Net Income(1)	$3,445	$19,944
Adjusted Net Income per Share
Basic(1)	$0.24	$0.27
Diluted(1)	$0.05	$0.22
_______
(1)Represents a non-GAAP financial measure. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for further information.

Transaction Volume

We define Transaction Volume, Dollars as the total principal of loans transacted on our platform between a borrower and the originating bank during the period presented. We define Transaction Volume, Number of Loans as the number of loans facilitated on our platform between a borrower and the originating bank during the period presented. We believe these metrics is are a good proxies for our overall scale and reach as a platform.
Conversion Rate

We define Conversion Rate as the Transaction Volume, Number of Loans in a period divided by the number of rate inquiries received, which we record when a borrower requests a loan offer on our platform. We track this metric to understand the impact of improvements to the efficiency of our borrower funnel on our overall growth. Historically, our Conversion Rate has benefited from improvements to our technology, which have made our evaluation of risk more accurate and our verification process more automated, or from the addition of bank partners that have made our offers more competitive. Our ability to continue to improve our Conversion Rate depends in part on our ability to continue to improve our AI models and Percentage of Loans Fully Automated and the mix of marketing channels in any given period.
Percentage of Loans Fully Automated

A key driver of our Contribution Margin and operating efficiency is the Percentage of Loans Fully Automated, which is defined as the total number of loans in a given period originated end-to-end (from initial rate request to final funding) with no human involvement divided by the Transaction Volume, Number of Loans in the same period. We have been successful in increasing the level of loan automation on the platform over the past few years while simultaneously holding fraud rates constant and at very low levels. We believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
origination process on our platform. We expect the Percentage of Loans Fully Automated to level off and remain relatively constant in the long term, and to the extent we expand our loan offerings beyond unsecured personal loans, we expect that such percentage may decrease in the short term.

Contribution Profit and Contribution Margin

To derive Contribution Profit, we subtract from revenue from fees, net our borrower acquisition costs as well as our borrower verification and servicing costs. To calculate Contribution Margin we divide Contribution Profit by revenue from fees, net.

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Three Months Ended March 31,
	2020	2021
Referral fees, net	$38,219	$73,753
Platform fees, net	22,011	33,200
Servicing fees, net	7,783	9,217
Revenue from fees, net	68,013	116,170
Borrower acquisition costs(1)	(34,703)	(46,122)
Borrower verification and servicing costs(2)	(7,650)	(14,262)
Total direct expenses	(42,353)	(60,384)
Contribution Profit	$25,660	$55,786
Contribution Margin	38%	48%
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

See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of income from operations to Contribution Profit.

Adjusted EBITDA and Adjusted EBITDA Margin

We calculate Adjusted EBITDA as net income attributable to Upstart Holdings, Inc. stockholders adjusted to exclude stock-based compensation expense, depreciation and amortization, income (expense) on warrants and other non-operating expenses, net, provision for income taxes and acquisition-related costs. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue. Adjusted EBITDA and Adjusted EBITDA Margin includes interest expense from corporate debt and warehouse credit facility which is incurred in the course of earning corresponding interest income. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net loss attributable to Upstart Holdings, Inc. common stockholders to Adjusted EBITDA and Adjusted EBITDA Margin.

Adjusted Net Income and Adjusted Net Income Per Share

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
We define Adjusted Net Income as net income exclusive of stock-based compensation expense and acquisition-related costs. Adjusted Net Income Per Share is calculated by dividing Adjusted Net Income Per Share by the weighted-average common shares outstanding. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income attributable to Upstart Holdings, Inc. common stockholders to Adjusted Net Income and Adjusted Net Income per Share.

Components of Results of Operations
Revenue from Fees, Net
Platform and Referral Fees, Net

We charge our bank partners platform fees in exchange for usage of our AI lending platform, which includes collection of loan application data, underwriting of credit risk, verification and fraud detection, and the delivery of electronic loan offers and associated documentation. We also charge referral fees to our bank partners in exchange for the referral of borrowers from Upstart.com. Referral fees are charged to bank partners on a per borrower basis upon origination of a loan. For bank partners that use our loan funding capabilities, these fees are charged net of any fees the bank partner charges Upstart. Upstart pays these bank partners a one-time loan premium fee upon completion of the minimum holding periods. Upstart also pays bank partners monthly loan trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. See “Note 2. Revenue” to our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information about loan premium fees and trailing fees.
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

Interest Income and Fair Value Adjustments, Net

Interest income and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments held on our consolidated balance sheets as part of our ongoing operating activities, excluding loan servicing assets and liabilities, common stock warrant liabilities, and convertible preferred stock warrant liabilities. Interest income and fair value adjustments, net also includes the full amount of net interest income and expense incurred by consolidated variable interest entities, or VIEs, the majority of which has been historically allocated to third parties in the line item net loss attributable to noncontrolling interests on our consolidated statements of operations and comprehensive income. Interest income and fair value adjustments, net can fluctuate based on the fair value of financial instruments held on our consolidated balance sheets. This amount has historically been a small percentage of our total revenue, and we do not manage our business with a focus on growing this component of revenue.

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
Customer Operations

Customer operations expenses include payroll and other personnel-related expenses, including stock-based compensation expense, for personnel engaged in borrower onboarding, loan servicing, customer support and other operational teams. These costs also include systems, third-party services and tools we use as part of loan servicing, information verification, fraud detection and payment processing activities. These costs are recognized in the period incurred. We expect that our customer operations expenses will increase in absolute dollars and may fluctuate as a percentage of our total revenue over time, as we expand our portfolio and increase the Transaction Volume, Number of Loans.
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
Other Income (Expense)

Other income (expense) primarily consists of dividend income earned on our unrestricted cash balances. Other income (expense) is recognized in the period earned. During the three months ended March 31, 2021, other income (expense) also included the repayment of approximately $5.3 million from a forgivable loan under the Paycheck Protection Program. For additional details, refer to “Note 1. Description of Business and Significant Accounting Policies” of our consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Income (Expense) on Warrants and Other Non-Operating Expenses

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Income (expense) on warrants and other non-operating expenses is primarily comprised of the net changes in the fair value of our common and convertible preferred stock warrant liabilities for the three months ended March 31, 2020 and interest expense for the three months ended March 31, 2021.
Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended March 31,
	2020	2021
Revenue:
Revenue from fees, net	$68,013	$116,170
Interest income and fair value adjustments, net	(4,019)	5,175
Total revenue	63,994	121,345
Operating expenses:
Sales and marketing(1)	35,952	49,376
Customer operations(1)	8,811	17,388
Engineering and product development(1)	7,018	18,988
General, administrative, and other(1)	11,660	20,019
Total operating expenses	63,441	105,771
Income from operations	553	15,574
Other income (expense)	150	(5,233)
Income (expense) on warrants and other non-operating expenses, net	289	(18)
Net income before income taxes	992	10,323
Provision for income taxes	—	221
Net income before attribution to noncontrolling interests	992	10,102
Net loss attributable to noncontrolling interests	(488)	—
Net income attributable to Upstart Holdings, Inc. common stockholders	$1,480	$10,102
________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2020	2021
Sales and marketing	$284	$753
Customer operations	199	752
Engineering and product development	926	4,307
General, administrative, and other	556	2,810
Total stock-based compensation	$1,965	$8,622

Revenue
Revenue from Fees, Net

The following table set forth our revenue from fees, net in the periods shown:

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31,
	2020	2021	$ Change	% Change
Platform and referral fees, net	$60,230	$106,953	$46,723	78%
Servicing fees, net	7,783	9,217	1,434	18%
Total revenue from fees, net	$68,013	$116,170	$48,157	71%

Revenue from fees, net increased $48.2 million, or 71%, in the three months ended March 31, 2021, compared to the same period in 2020, which included an increase of $46.7 million in revenue from platform and referral fees, net and an increase of $1.4 million in servicing fees, net. The increase of the platform and referral fees, net was primarily driven by a 102% increase in the Transaction Volume, Number of Loans from 84,214 in the three months ended March 31, 2020 to 169,750 in the same period in 2021 as well as an increase in prices of our services in response to the market conditions caused by the COVID-19 pandemic. The increase in the servicing fees, net was primarily due to an 54% increase in the outstanding principal of serviced loans, as well as a downward revaluation to the net liability of our servicing obligation.
Interest Income and Fair Value Adjustments, Net

	Three Months Ended March 31,
	2020	2021	$ Change	% Change
Operating entities(1):
Interest income	$5,325	$3,057	$(2,268)	(43)%
Interest expense	(1,902)	(961)	941	49%
Fair value adjustments, net	(4,423)	2,693	7,116	161%
Other consolidated entities(2):
Interest income	3,858	348	(3,510)	(91)%
Interest expense	(1,353)	(69)	1,284	95%
Fair value adjustments, net	(5,524)	107	5,631	102%
Total Company:
Interest income	9,183	3,405	(5,778)	(63)%
Interest expense	(3,255)	(1,030)	2,225	68%
Fair value adjustments, net	(9,947)	2,800	12,747	128%
Total interest income and fair value adjustments, net	$(4,019)	$5,175	9,194	229%
________
(1) Consist of balances recognized by entities participating in ongoing operating activities of the Company, including warehouse entities.
(2) Consists of balances recognized by other entities, including securitization entities.

Interest income and fair value adjustments, net increased $9.2 million, or 229%, in the three months ended March 31, 2021, compared to the same period in 2020. The increase was driven by a $12.7 million increase in fair value adjustments, net and a $2.2 million decrease in interest expense, partially offset by a decline in interest income and interest expense, of $5.8 million. The increase of the fair value adjustments was primarily attributable to a reversal of negative fair value adjustments recognized largely due to market changes as a result of the COVID-19 pandemic in the first quarter of 2020 by both operating and other consolidating entities. Interest income and interest expense recognized by other consolidated entities decreased due to the deconsolidation of the 2018-1 securitization which occurred in the second quarter of 2020. Finally, our operating entities held a smaller loan portfolio in the first quarter of 2021, which resulted in decreases of both interest income and interest expense associated with borrowings under the credit facility. The deconsolidation of the 2018-1 securitization was a result of the expiration of the related risk retention requirements, which caused us to conclude that we are no longer the primary beneficiary. For additional details, refer to “Note 3. Securitizations and Variable Interest Entities” of our consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,
	2020	2021	$ Change	% Change
Sales and marketing	$35,952	$49,376	$13,424	37%

Sales and marketing expenses increased by $13.4 million, or 37%, in the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily due to a $11.4 million increase in advertising and other traffic acquisition cost, as well as $1.6 million increase in payroll and other personnel-related expenses driven by increased headcount. As a percentage of total revenue, sales and marketing expenses decreased from 56% to 41%.

Customer Operations

	Three Months Ended March 31,
	2020	2021	$ Change	% Change
Customer operations	$8,811	$17,388	$8,577	97%

Customer operations expenses increased by $8.6 million, or 97%, in the three months ended March 31, 2021, compared to the same period in 2020. The increase was primarily due to an increase of $5.3 million in payroll and other personnel-related expenses due to an increase in headcount as well as increased spending of $2.5 million in information verification and platform operations due to a growing volume of loans facilitated through our platform. As a percentage of total revenue, customer operations expenses remained flat at 14% for both periods.
Engineering and Product Development

	Three Months Ended March 31,
	2020	2021	$ Change	% Change
Engineering and product development	$7,018	$18,988	$11,970	171%

Engineering and product development expenses increased by $12.0 million, or 171%, three months ended March 31, 2021, compared to the same period in 2020. The increase was primarily due to an increase of $11.0 million in payroll and other personnel-related expenses driven by an increase in headcount, as well as a $0.9 million increase in spending on consultants and other engineering support services. As a percentage of total revenue, engineering and product development expenses increased from 11% to 16%.
General, Administrative, and Other

	Three Months Ended March 31,
	2020	2021	$ Change	% Change
General, administrative, and other	$11,660	$20,019	$8,359	72%

General, administrative, and other expenses increased by $8.4 million, or 72%, in the three months ended March 31, 2021, compared to the same period in 2020. The increase was primarily due to an increase of $4.2 million in personnel-related costs as a result of increased headcount; an increase of $1.7 million in insurance costs; and an increase of $1.2 million in legal and compliance-related expenses. As a percentage of total revenue, general, administrative, and other expenses decreased from 18% to 16%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Income (Expense)

	Three Months Ended March 31,
	2020	2021	$ Change	% Change
Other income (expense)	$150	$(5,233)	$(5,383)	(3589)%

Other income (expense) decreased by $5.4 million, or 3589%, in the three months ended March 31, 2021, compared to the same period in 2020. The decrease was primarily due to our voluntary repayment of proceeds received from the PPP loan. We used the loan to mitigate the impact of the COVID-19 pandemic on our business in Q2 2020 and fully complied with the forgiveness requirements, including maintaining full employment through the significant transaction volume decline. Our business experienced a strong recovery later in 2020 and continued growing in the most recent quarter, which brought us to a conclusion that the funds received as part of the program were no longer needed for their original intent and should be repaid. We recognized the loan principal repayment as a reduction to other income (expense) totaling $5.3 million.

Income (Expense) on Warrants and Other Non-operating Expenses, Net

	Three Months Ended March 31,
	2020	2021	$ Change	% Change
Income (expense) on warrants and other non-operating expenses, net	$289	$18	(271)	(94)%

Income (expense) on warrants and other non-operating expenses, net decreased by $0.3 million, or 94%, in the three months ended March 31, 2021, compared to the same period in 2020. The decrease was primarily a result of a $0.3 million increase in the fair value of warrants in the three months ended March 31, 2020. Our warrants were reclassified to equity in the fourth quarter of 2020 and exercised in January 2021. We had no warrants outstanding as of March 31, 2021.
Reconciliation of Non-GAAP Financial Measures

To supplement our consolidated financial statements prepared and presented in accordance with GAAP, we use the non-GAAP financial measures Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Income and Adjusted Net Income Per Share to provide investors with additional information about our financial performance and to enhance the overall understanding of our past performance and future prospects. We are presenting these non-GAAP financial measures because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple periods with the performance of other companies.

However, non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, non-GAAP financial measures may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. As a result, non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, our consolidated financial statements prepared and presented in accordance with GAAP.

To address these limitations, we provide a reconciliation of Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Income and Adjusted Net Income Per Share to loss from operations and net loss attributable to Upstart Holdings, Inc. common stockholders, respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin,

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Adjusted Net Income, and Adjusted Net Income Per Share in conjunction with their respective related GAAP financial measures.

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

The following table presents a reconciliation of income from operations to Contribution Profit and Contribution Margin. We define Operating Margin as our income from operations divided by revenue from fees, net.

	Three Months Ended March 31,
	2020	2021
Revenue from fees, net	$68,013	$116,170
Income from operations	553	15,574
Operating Margin	1%	13%
Sales and marketing, net of borrower acquisition costs(1)	$1,249	$3,254
Customer operations, net of borrower verification and servicing costs(2)	1,161	3,126
Engineering and product development	7,018	18,988
General, administrative, and other	11,660	20,019
Interest income and fair value adjustments, net	4,019	(5,175)
Contribution Profit	$25,660	$55,786
Contribution Margin	38%	48%
_________
(1)Borrower acquisition costs were $34.7 million and $46.1 million for the three months ended March 31, 2020 and 2021, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities.
(2)Borrower verification and servicing costs were $7.7 million and $14.3 million for the three months ended March 31, 2020 and 2021, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans.

Adjusted EBITDA and Adjusted EBITDA Margin

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
We believe that Adjusted EBITDA and Adjusted EBITDA Margin are useful for investors to use in comparing our financial performance with the performance of other companies for the following reasons:
•Adjusted EBITDA and Adjusted EBITDA Margin are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation, and interest expense, that can vary substantially from company to company depending upon their financing and capital structures, and the method by which assets were acquired; and
•Adjusted EBITDA and Adjusted EBITDA Margin eliminates the impact of certain items such as stock-based compensation expense, warrant expense and acquisition-related costs that may obscure trends in the underlying performance of our business; and
•Adjusted EBITDA and Adjusted EBITDA Margin provides consistency and comparability with our past financial performance, and facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

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

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should be considered along with other operating and financial performance measures presented in accordance with GAAP. The following table provides a reconciliation of net income attributable to Upstart Holdings, Inc. common stockholders to Adjusted EBITDA and net income margin to Adjusted EBITDA Margin. We define Net Income Margin as net income attributable to Upstart Holdings, Inc. common stockholders divided by total revenue.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31,
	2020	2021
Total revenue	$63,994	$121,345
Net income attributable to Upstart Holdings, Inc. common stockholders	1,480	10,102
Net Income Margin	2%	8%
Adjusted to exclude the following:
Stock-based compensation	$1,965	$8,622
Depreciation and amortization	515	816
Income (expense) on warrants and other non-operating expenses(1)	(289)	18
Provision for income taxes	—	221
Acquisition-related costs	—	1,220
Adjusted EBITDA	$3,671	$20,999
Adjusted EBITDA Margin	6%	17%
_________
(1)Consists of fair value adjustments to our warrant liability for the three months ended March 31, 2020 and interest expense for the three months ended March 31, 2020 and 2021.

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income as net income exclusive of stock-based compensation expense and acquisition-related costs. Adjusted Net Income Per Share is calculated by dividing Adjusted Net Income Per Share by the weighted-average common shares outstanding. We believe Adjusted Net Income and Adjusted Net Income Per Share are useful measures for investors in evaluating our ability to generate earnings, more readily compare between past and future periods, and provide comparability of our performance with the performance of other companies.

	Three Months Ended March 31,
	2020	2021
Net income attributable to Upstart Holdings, Inc. common stockholders	$1,480	$10,102
Adjusted to exclude the following:
Stock-based compensation	1,965	8,622
Acquisition-related costs	—	1,220
Adjusted Net Income	$3,445	$19,944
Net income per share
Basic	$—	$0.14
Diluted	$—	$0.11
Adjusted Net Income per Share
Basic	$0.24	$0.27
Diluted	$0.05	$0.22
Weighted-average common shares outstanding
Basic	14,625,267	73,629,122
Diluted	73,545,518	91,449,571

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Liquidity and Capital Resources

Since inception, we have financed our operations, corporate investments, and capital expenditures primarily through the sale of convertible preferred stock, term loans and draws on our revolving credit facilities, and cash generated from operations. We have also periodically issued convertible promissory notes, none of which were outstanding as of March 31, 2021. In December 2020, we completed our IPO which resulted in $167.4 million of proceeds, net of underwriting discounts, and before deducting deferred offering costs of $7.9 million. Deferred offering costs consisted primarily of incremental accounting, legal, and other fees related to the IPO.

Our outstanding debt consists of borrowings from term loan agreements, advances on our revolving credit facilities, including our warehouse credit facilities, and amounts borrowed under loan and security agreements to finance risk retention balances for certain unconsolidated securitizations we sponsor. As of March 31, 2021, we had an aggregate principal balance of $41.9 million outstanding, of which $20.5 million is due within the next 12 months. See “Note 7. Borrowings” in Part I, Item 1 of this Form 10-Q for further information.

As of March 31, 2021, our primary source of liquidity was cash of $257.0 million. Changes in the balance of cash are generally a result of working capital fluctuations or the timing of purchases of loans facilitated through our platform. To finance purchases of certain loans facilitated through our platform, we rely on our warehouse credit facility, which allows us to borrow up to an aggregate of $100.0 million through the special-purpose trust, or the warehouse trust. Loans purchased by the trust are classified as held-for-sale and can be sold to third-party investors or in securitization transactions to generate additional liquidity. As of March 31, 2021, the amount borrowed under this credit facility was $16.3 million.

We believe that our cash on hand, funds available from our revolving credit facility, amounts borrowed under our term loan, and our cash flow from operations will be sufficient to meet our liquidity needs for at least the next 12 months. Our future capital requirements will depend on multiple factors, including our revenue growth, working capital requirements, volume of loan purchases for product development purposes and our capital expenditures.

To the extent our cash balances, cash generated by operations, revolving credit facility, term loan and the proceeds from our IPO are insufficient to satisfy our liquidity needs in the future, we may need to raise additional capital through equity or debt financing and may not be able to do so on terms acceptable to us or at all. If we are unable to raise additional capital when needed, our results of operations and financial condition would be materially and adversely impacted.

Term Loan

In 2018, we entered into a mezzanine loan and security agreement with the same lender to obtain a term loan of up to $15.0 million, or the Mezzanine Loan. The Mezzanine Loan bears interest at the greater of prime rate plus 5.25% or 10.00% per annum and matures on October 1, 2021. As of March 31, 2021, the outstanding principal balance of the Mezzanine Loan was $15.0 million.

Revolving Credit Facility

Our revolving credit facility has an aggregate credit limit of $5.5 million and as of March 31, 2021, we were fully drawn on such facility. The revolving credit facility expires on June 1, 2021 when the outstanding principal and any accrued and unpaid interest are due and payable in full. Our revolving credit facility bears floating interest rates, payable on a monthly basis, and contains certain financial covenants. Failure to comply with these covenants may result in an acceleration of payment on the outstanding principal and accrued interest. Borrowings under the revolving credit facility are secured by all assets of the company, excluding assets of consolidated securitizations and cash and restricted cash related to other borrowing arrangements. As of December 31, 2020 and March 31, 2021, we were in compliance with the applicable covenants under our revolving credit facility.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Warehouse Credit Facility

We have entered into a warehouse credit facility with a third-party lender through our warehouse trust, which is a consolidated VIE. The warehouse facility is used to fund purchases of personal whole loans originated by certain bank partners on our platform; the assets of the warehouse trust secure the borrowings provided by the warehouse lender and are not available to settle claims of our general creditors. The credit facility, with a borrowing limit of $100.0 million, matures in May 2022 when repayment of any outstanding principal, together with any accrued interest and unpaid interest, is due and payable. As of March 31, 2021, we have borrowed $16.3 million under the warehouse credit facility and may continue to borrow under the warehouse credit facility until May 2021. Our warehouse credit facility bears floating interest rates, payable on a monthly basis, and contain certain financial covenants. Failure to comply with these covenants may result in an acceleration of payment on outstanding principal and accrued interest. As of December 31, 2020 and March 31, 2021, we were in compliance with the applicable covenants under the warehouse credit facility.

Risk Retention Funding Loans

We obtained financing under two loan and security agreements to fund the purchase of securitization notes and residual certificates issued by certain of our consolidated VIEs in our sponsored securitization transactions. These purchases were made in the amounts required to satisfy the requirements of U.S. risk retention regulations. The loans under these agreements bear interest at rates of 4.00% and 4.33% per annum. Interest is paid using cash distributions received monthly on the related securitization notes and residual certificates held by these entities. As of March 31, 2021, the aggregate outstanding principal amount of these loans was $5.1 million. These borrowings are solely obligations of these consolidated VIEs and are not available to satisfy potential claims of our creditors.

Cash Flows

The following table summarizes our cash flows during the years indicated:

	Three Months Ended March 31,
	2020	2021
Net cash (used in) provided by operating activities	$(86,522)	$43,092
Net cash provided by investing activities	108,741	902
Net cash used in financing activities	(30,108)	(19,261)
Net increase (decrease) in cash and restricted cash	$(7,889)	$24,733

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

Net cash provided by operating activities was $43.1 million for the three months ended March 31, 2021, which primarily consisted of a $22.6 million increase in net operating assets and liabilities, net income before attribution to noncontrolling interests of $10.1 million, and stock-based compensation of $8.6 million. The increase in net operating assets and liabilities was mainly related to a $38.1 million increase in net proceeds from loans held-for-sale and 11.0 million increase in payable to investors, partially offset by $18.2 million purchases of loans held-for-sale and $10.1 decrease in other assets.

Net cash used in operating activities was $86.5 million for the three months ended March 31, 2020, which primarily consisted of a $100.5 million decrease in net operating assets and liabilities, partially offset by a change in fair value of financial instruments of $12.0 million, and stock-based compensation of 2.0 million. The decrease in

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
net operating assets and liabilities was mainly related to $97.9 million purchases of loans held-for-sale and $9.2 million decrease in other liabilities, partially offset by $6.8 million net proceeds from sale of loans held-for-sale. The change in fair value of financial instruments was primarily related to a $14.4 million decrease in the fair value of loans and $3.2 million decrease in fair value of notes receivable and residual certificates, partially offset by a $5.6 million decrease in the fair value of payable to securitization note holders and residual certificate holders.

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

Net cash provided by investing activities was $0.9 million for the three months ended March 31, 2021 as a result of $8.3 million of net proceeds from sale of loans held-for-investment and $6.1 million principal payments received for notes receivable and repayments of residual certificates loans held-for-investment, partially offset by $12.9 million purchase of loans held-for-investment.

Net cash provided by investing activities was $108.7 million for the three months ended March 31, 2020 as a result of $88.1 million of net proceeds from sale of loans held-for-investment and $15.3 million of payments received for loans held by consolidated securitizations.

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

Net cash used in financing activities was $19.3 million for the three months ended March 31, 2021 as a result of $26.6 million payment on borrowings, which was partially offset by $5.8 in proceeds from borrowings and $1.5 million of proceeds from exercise of stock options.

Net cash used in financing activities was $30.1 million for the three months ended March 31, 2020 as a result of $78.0 million in payment on borrowings and $16.7 million payment on securitization notes and certificates, which was partially offset by $64.8 million in net proceeds from borrowings.
Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our principal commitments consist of obligations under our loan purchase agreements, debt obligations related to our revolving credit facilities, term loans and risk retention funding loans, purchase commitment, and operating leases for office spaces. The following table summarizes our contractual obligations as of March 31, 2021 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Loan purchase obligations(1)	$82,437	$82,437	$—	$—	$—
Term loan	15,000	15,000	—	—	—
Interest payments on term loans	959	959	—	—	—
Warehouse and revolving credit facilities	21,823	5,500	16,323	—	—
Risk retention funding loans	5,105	—	5,105	—	—
Purchase commitment	36,949	2,949	15,000	19,000	—
Operating lease obligations	20,783	4,326	11,297	3,142	2,018
Total contractual obligations	$183,056	$111,171	$47,725	$22,142	$2,018
________
(1)Represents loans facilitated through our platform of which certain of our originating banks retain ownership for the duration of the holding period required by our contracts with the banks. This period is generally equal to three business days. We have committed to purchase the loans for the unpaid principal balance, plus accrued interest, at the conclusion of the required period.

For a discussion of our long-term debt obligations, operating lease obligations and loan repurchase agreement as of March 31, 2021, see “Note 7. Borrowings,” “Note 10. Leases,” and “Note 11. Commitments and Contingencies,” respectively, in Part I, Item 1 of this Form 10-Q for further information.

Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated VIEs, including our sponsored and co-sponsored securitization transactions, which we contractually service. We use these transactions to provide a source of liquidity to finance our business and to diversify our investor base. When required by law, we retain at least 5% of the credit risk of the securities issued in these securitizations. We also engaged in activities with a personal loan trust entity created to facilitate fractional loan transactions. The fractional loan program was closed to new investments in 2019. We provide additional information regarding transactions with unconsolidated VIEs in “Note 3. Securitizations and Variable Interest Entities” in Part I, Item 1 of this Form 10-Q.
Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Our significant accounting policies are described in Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in the three months ended March 31, 2021 to these policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2020, except for the estimated fair value of Restricted Stock Units and Employee Stock Purchase Plan purchase rights as described in “Note 1. Description of Business and Significant Accounting Policies” and “Note 9. Equity Incentive Plans” in Part I, Item 1 of this Form 10-Q.

Recent Accounting Pronouncements

See “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as March 31, 2021.

Upstart Holdings, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Loans at Fair Value—As of December 31, 2020 and March 31, 2021, we were exposed to market discount rate risk on $78.5 million and $57.2 million, respectively of loans held-for-investment and held-for-sale on our consolidated balance sheets. The fair value of these loans is estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for loans facilitated through our platform may change due to changes in expected loan performance or changes in the expected returns of similar financial instruments available in the market. Any gains and losses from discount rate changes are recorded in earnings. As of December 31, 2020 a hypothetical 100 basis point and 200 basis point increase in discount rate would result in a $1.0 million and $1.9 million decrease, respectively, in the fair value of these loans. As of March 31, 2021, a hypothetical 100 basis point and 200 basis point increase in discount rate would result in a $0.7 million and $1.4 million decrease, respectively, in the fair value of these loans.

Assets related to Securitization Transactions—As of December 31, 2020 and March 31, 2021, we were exposed to discount rate risk on $19.1 million and $16.0 million, respectively of notes receivable and residual certificates. We assess the sensitivity of securitization notes and residual certificates by reviewing the average impact across all securitization transactions. As of December 31, 2020, a hypothetical 100 basis point and 200 basis point increase in discount rates would result in a decrease in fair value of these securities of 1.23% and 2.36%, respectively, on average across all securitizations. As of March 31, 2021, a hypothetical 100 basis point and 200 basis point increase in discount rates would result in a decrease in fair value of these securities of 1.05% and 2.08% respectively, on average across all securitizations.
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

Loans, at Fair Value—As of December 31, 2020 and March 31, 2021, we were exposed to credit risk on $78.5 million and $57.2 million, respectively of loans in held-for-investment and held-for-sale in our consolidated balance sheet. These loans bear fixed interest rates and are carried on our consolidated balance sheets at fair value. As of December 31, 2020, a hypothetical 10% and 20% increase in credit risk would result in a $1.3 million and $2.6 million decrease, respectively, in the fair value of loans held-for-investment (excluding loans held as collateral by consolidated securitizations). As of March 31, 2021, a hypothetical 10% and 20% increase in credit risk would result in a $1.1 million and $2.1 million decrease, respectively.

Upstart Holdings, Inc.
Assets related to Securitization Transactions— Transactions—As of December 31, 2020 and March 31, 2021, we were exposed to discount rate risk on $19.1 million and $16.0 million, respectively of notes receivable and residual certificates.

The securities issued in the securitizations are senior or subordinated based on the waterfall criteria of loan payments to each security class, with the residual interest, or the residual certificates, issued being the first to absorb credit losses in accordance with the waterfall criteria. Accordingly, the residual certificates are the most sensitive to adverse changes in credit risk rates. Depending on the specific securitization, a hypothetical increase in the credit risk rate of 10% to 20% would result in significant decreases in the fair value of the residual certificates. On average, a hypothetical increase in the credit risk rate of 20% would result in a 17% decrease in the fair value of the residual certificates. The remaining classes of securities, with the exception of those in the August 2018 securitization transaction, are all overcollateralized such that changes in credit risk rates are not expected to have significant impacts on their fair values.

As of December 31, 2020 and March 31, 2021, we are exposed to credit risk of $311.3 million and $336.1 million, respectively related to cash and restricted cash held in business checking accounts and interest-bearing deposit accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation, or FDIC. We reduce credit risk by placing our cash and restricted cash in reputable institutions.
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

Term Loan, Warehouse Credit Facility and Revolving Credit Facility—As of December 31, 2020 and March 31, 2021, we are exposed to interest rate risk on $55.5 million and $36.8 million, respectively, under the term loans, warehouse credit facility, and revolving credit facility arrangements which bear floating interest rates. Changes in interest rates may impact our cost of borrowing. Future funding activities under the revolving credit facilities may increase our exposure to interest rate risk, as the interest rates payable on such funding are tied to short-term market rates. From time to time, we enter into interest rate hedges in connection with our warehouse credit facilities.

Our inability or failure to manage market risks could harm our business, financial condition or results of operations.

Upstart Holdings, Inc.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation and supervision of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”),. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Upstart Holdings, Inc.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please see “Note 11. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q incorporated herein by reference.

ITEM 1A. RISK FACTORS
RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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
•The COVID-19 pandemic has harmed our business, financial condition and results of operations and the duration and extent to which it will impact our future results of operations overall financial performance remains uncertain.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

We have grown rapidly over the last several years, and our recent revenue growth rate and financial performance may not be indicative of our future performance. In the three months ended March 31, 2020 and 2021, our revenue was $64.0 million, and $121.3 million, respectively, representing a period-over-period growth rate of 90%. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, our revenue growth rates may slow, or our revenue may decline, in future periods for a number of reasons, which may include slowing demand for our platform offerings and services, increasing competition, a decrease in the growth of our overall credit market, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities. Further, we believe our growth over the last several years has been driven in large part by our AI models and our continued improvements to our AI models. Future incremental improvements to our AI models may not lead to the same level of growth as in past periods. In addition, we believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. The Percentage of Loans Fully Automated on our platform was 70% during the three months ended March 31, 2020 and increased to 71% during the three months ended March 31, 2021. We expect the Percentage of Loans Fully Automated to level off and remain relatively constant in the long term, and to the extent we expand our loan offerings beyond unsecured personal loans, we expect that such percentage may decrease in the short term. As a result of these factors, our revenue growth rates may slow, and our financial performance may be adversely affected.

The COVID-19 pandemic has harmed our business, financial condition and results of operations and the duration and extent to which it will impact our future results of operations overall financial performance remains uncertain.

The COVID-19 pandemic has caused extreme societal, economic, and financial market volatility, resulting in business shutdowns, an unprecedented reduction in economic activity and significant dislocation to businesses, the capital markets, and the broader economy. The global macroeconomic effects of the COVID-19 pandemic and related impacts on our business may persist for an indefinite period, even after the COVID-19 pandemic has subsided. In particular, the impact of the COVID-19 pandemic on the finances of borrowers on our platform has been profound, as many have been, and will likely continue to be, impacted by unemployment, reduced earnings and/or elevated economic disruption and insecurity.

The magnitude and duration of the resulting fluctuations in business activity cannot currently be estimated with any degree of certainty and has had several effects on our business and results of operations, including, among other things:
•decreased origination volumes on our platform;
•the potential for increased losses for new and existing originations using our AI models resulting from a rise in U.S. unemployment;

Upstart Holdings, Inc.
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

We have also taken precautionary measures intended to reduce the risk of the virus spreading to our employees, bank partners, vendors, and the communities in which we operate, including temporarily closing our offices and virtualizing, postponing, or canceling partner bank, employee, or industry events, which may negatively impact our business. Furthermore, as a result of the COVID-19 pandemic, we have required all employees who are able to do so to work remotely through the end of the second quarter of 2021 and intend to continue to allow employees the flexibility to work remotely part-time going forward. It is possible that widespread remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in increased consumer privacy, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments. Additionally, our efforts to re-open our offices safely may not be successful, could expose our employees, bank partners, and vendors to health risks, and us to associated liability, and will involve additional financial burdens. The pandemic may have long-term effects on the nature of the office environment and this may present operational challenges that may adversely affect our business.

Further, in response to the market conditions caused by the COVID-19 pandemic, we made certain operational changes, including temporary reductions in our sales and marketing activities and certain operational expenses. We continue to evaluate market and other conditions and may make additional changes to our fees or marketing activities, or implement additional operational changes, in the future.

The extent to which the COVID-19 pandemic continues to impact our business and results of operations will also depend on future developments that are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the disease and variant strains of the disease, future spikes of COVID-19 infections resulting in additional preventive measures to contain or mitigate the spread of the virus, the impact on businesses and financial and capital markets, the extent and effectiveness of containment actions and the administration and efficacy of vaccination programs with respect to variant strains of COVID-19 that have materialized or will emerge in the future. An extended period of economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, and financial condition, though the full extent and duration is uncertain. To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Upstart Holdings, Inc.
If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.

Over the last several years, we have experienced rapid growth in our business and the Transaction Volume, Number of Loans on our AI lending platform, and we expect to continue to experience growth in the future. The Transaction Volume, Number of Loans on our platform increased from 84,214 in three months ended March 31, 2020 to 169,750 in the three months ended March 31, 2021 representing a compound annual growth rate of 102%. This rapid growth has placed, and may continue to place, significant demands on our management, processes and operational, technological and financial resources. Our ability to manage our growth effectively and to integrate new employees and technologies into our existing business will require us to continue to retain, attract, train, motivate and manage employees and expand our operational, technological and financial infrastructure. From time to time, we rely on temporary independent contractor programs to scale our operations team. Failure to effectively implement and manage such programs could result in misclassification or other employment related claims or inquiries by governmental agencies. Continued growth could strain our ability to develop and improve our operational, technological, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Any of the foregoing factors could negatively affect our business, financial condition and results of operations.

We have incurred net losses in the past, and we may not be able to maintain or increase our profitability in the future.

For the three months ended March 31, 2020 and 2021 we have experienced net income of $1.5 million and $10.1 million, respectively. We intend to continue to expend significant funds to continue to develop and improve our proprietary AI models, improve our marketing efforts to increase the number of borrowers on our platform, enhance the features and overall user experience of our platform, expand the types of loan offerings on our platform and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or improving profitability on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

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
•general economic conditions, including economic slowdowns, recessions and tightening of credit markets, including due to the ongoing economic impact of the COVID-19 pandemic;

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

In the three months ended March 31, 2021, approximately 96% of our revenue was generated from platform, referral and servicing fees that we receive from our bank partners. If any of our bank partners were to suspend, limit or cease their operations or otherwise terminate their relationships with us, the number of loans facilitated through our platform could decrease and our revenue and revenue growth rates could be adversely affected. Our sales and onboarding process with new bank partners can be long and unpredictable. If we are unable to timely onboard our bank partners, or if our bank partners are not willing to work with us to complete a timely onboarding process, our results of operations could be adversely affected.

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

Upstart Holdings, Inc.
ability to continue to attract new bank partners would be adversely affected. Additionally, our bank partners may engage in mergers, acquisitions or consolidations with each other, our competitors or with third parties, any of which could be disruptive to our existing and prospective relationships with our bank partners.

In addition, our bank partners may retain loans for their own customer base and balance sheet. In the three months ended March 31, 2021, approximately 17% of Upstart-powered loans were retained by the originating bank, while about 81% of Upstart-powered loans were purchased by institutional investors through our loan funding programs. While the percentage of Upstart-powered loans retained by the originating banks has fluctuated from quarter-to-quarter, it has generally increased over the last few years. In general, banks can fund loans at lower rates due to the lower cost of funds available to them from their deposit base than is otherwise available in the broader institutional investment markets. Accordingly, loans retained by the originating bank generally carry lower interest rates for borrowers, which leads to better conversion rates and faster growth for our platform. Separately, as our number of bank partners grows, such banks will increasingly source new prospective borrowers from their own existing customer base and provide an incremental channel to attract borrowers. If we are unable to attract new bank partners or if we are unable to maintain or expand the number of loans held on their balance sheets, our financial performance would suffer.

Cross River Bank and one other bank partner account for a substantial portion of the total number of loans facilitated by our platform and our revenue.

Cross River Bank, or CRB, a New Jersey-chartered community bank, originates a substantial majority of the loans on our platform. In the three months ended March 31, 2020 and 2021, CRB originated approximately 81% and 56%, respectively, of the Transaction Volume, Dollars. CRB also accounts for a large portion of our revenues. In the three months ended March 31, 2020 and 2021, fees received from CRB accounted for 79% and 60%, respectively, of our total revenue. CRB funds a certain portion of these originated loans by retaining them on its own balance sheet, and sells the remainder of the loans to us, which we in turn sell to institutional investors and to our warehouse trust special purpose entities. Our most recent commercial arrangement with CRB began on January 1, 2019 and has a term of four years with an automatic renewal provision for an additional two years following the initial four year term. Either party may choose to not renew by providing the other party 120 days’ notice prior to the end of the initial term or any renewal term. In addition, even during the term of our arrangement, CRB could choose to reduce the volume of Upstart-powered loans that it chooses to fund and retain on its balance sheet or to originate at all. We or CRB may terminate our arrangement immediately upon a material breach and failure to cure such breach within a cure period, if any representations or warranties are found to be false and such error is not cured within a cure period, bankruptcy or insolvency of either party, receipt of an order or judgement by a governmental entity, a material adverse effect, or a change of control whereby such party involved in such change of control provides 90 days’ notice to the other and payment of a termination fee of $450,000. If we are unable to continue to increase the number of other bank partners on our platform or if CRB or one of our other bank partners were to suspend, limit or cease their operations or otherwise terminate their relationship with us, our business, financial condition and results of operations would be adversely affected.

In the three months ended March 31, 2021, one of our other bank partners originated approximately 34% of the Transaction Volume, Dollars. In the three months ended March 31, 2021, the fees received from this bank partner accounted for 25% of our total revenue.

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

Upstart Holdings, Inc.
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

For example, in response to the initial outbreak of the COVID-19 pandemic, bank partners tightened their credit requirements or paused originations, and investors in our loan funding programs temporarily suspended making investments in Upstart-powered loans. Furthermore, nearly all personal loans presently facilitated through our platform are issued with fixed interest rates. If interest rates rise, potential borrowers could seek to defer loans as they wait for interest rates to stabilize. As a result of these circumstances, bank partners, investors and borrowers may be discouraged from engaging with our platform and as a result, reduce the volume of Upstart-powered loans.

Many new consumers on the Upstart platform have limited or no credit history. Accordingly, such borrowers have historically been, and may in the future become, disproportionately affected by adverse macroeconomic conditions, such as the ongoing disruption and uncertainty caused by the COVID-19 pandemic. In addition, major medical expenses, divorce, death or other issues that affect borrowers could affect a borrower’s willingness or ability to make payments on their loans. If borrowers default on loans facilitated on our platform, the cost to service these loans may also increase without a corresponding increase in our servicing fees or other related fees and the value of the loans held on our balance sheet could decline. Higher default rates by these borrowers may lead to lower demand by our bank partners and institutional investors to fund loans facilitated by our platform, which would adversely affect our business, financial condition and results of operations.

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

For example, the onset of the COVID-19 pandemic and other related adverse economic events led to a significant increase in unemployment, comparable, and at times surpassing, the unemployment rates during the peak of the financial crisis in 2008. There can be no assurance that levels of unemployment or underemployment will return to pre-pandemic levels in the near term. The additional unemployment benefits put in place pursuant to the Coronavirus Aid, Relief, and Economic Security Act (as amended), or the CARES Act, are set to expire on September 6, 2021, and there can be no assurance that Congress will extend such additional benefits. The increase in the unemployment rate and other adverse economic effects caused by the COVID-19 pandemic could increase the delinquency rate of borrowers of Upstart-powered loans or increase the rate of borrowers declaring bankruptcy, any of which could adversely affect the attractiveness of Upstart-powered loans to the investors in our loan funding programs. If we are unable to improve our AI platform to account for events like the COVID-19 pandemic and the resulting rise in unemployment, or if our AI platform is unable to more successfully predict the creditworthiness of

Upstart Holdings, Inc.
potential borrowers compared to other lenders, then our business, financial condition and results of operations could be adversely affected.

Furthermore, the COVID-19 pandemic caused some borrowers on our platform to request a temporary extension or modification of the payment schedules of their loans under the temporary relief or loan modification programs, or hardship programs, offered by our bank partners and investors in our loan funding programs. If a large number of borrowers seek to participate in such hardship programs, the investment returns of our bank partners and investors in our loan funding programs could decline. Further, if the rate of borrowers that participate in such hardship programs is greater than those experienced by our competitors, then our bank partners and the investors in our loan funding programs may become less interested in purchasing or investing in Upstart-powered loans, which could negatively impact our diversified loan funding strategy or significantly increase the cost of obtaining loan funding. Any of the foregoing could adversely affect our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

For example, in February 2020, we received a letter from five members of the U.S. Senate asking questions in connection with claims of discriminatory lending made by an advocacy group. We responded to this inquiry, and in July 2020, three of the Senators issued their findings from this inquiry, writing a letter to the Director of the CFPB recommending the CFPB further review Upstart’s use of educational variables in its model and requesting that the CFPB stop issuing no-action letters related to ECOA. On December 1, 2020, in connection with these inquiries, we entered into an agreement with the NAACP Legal Defense and Education Fund, or the LDF, and the Student Borrower Protection Center, or the SBPC, in which we agree to participate in fair lending reviews of our AI model, including, but not limited to, its use of educational variables. The agreement provides for our engagement of a

Upstart Holdings, Inc.
neutral third-party firm to perform periodic fair lending assessments over a two year period. Under the agreement, we have agreed to cooperate with, and provide data to, the third-party firm to conduct fair lending testing of our underwriting model, and we, the LDF and the SBPC will provide input to the third-party firm on, among other things, the testing methodologies to be employed. The fair lending testing will be designed to assess lending outcomes from our underwriting model to determine if the model causes or results in a disparate impact on any protected class, and if so, whether there are less discriminatory alternative practices that maintain the model’s predictiveness. We have also agreed to implement the auditor’s recommendations, for modifications to our AI model that may promote more equitable outcomes while maintaining the model’s predictiveness and meet any other legitimate business needs of Upstart. The third-party firm will also prepare and make public periodic reports, the first of which was published on April 14, 2021, that summarize any general findings, recommendations and best practices, as well as any aspects of our AI model that raise particular fair lending concerns or implicate novel insights on educational equity that serve the public interest. While we will have input on these reports, and the agreement provides that the third-party firm and the parties to the agreement will collaborate to reach agreement on any recommendations, we could become involved in disagreements with the third-party firm, the LDF or the SBPC regarding the information we must provide, the contents of the reports or particular recommendations that may be made, the manner in which they should be implemented, if at all, and whether they would maintain the predictiveness of our AI model. It is possible, however, that changes implemented in our AI model could negatively impact its predictiveness. In addition, if we do not implement any recommendation, the LDF and/or the SBPC could terminate the agreement with us. Although we believe that this agreement will support our objective of providing visibility into AI and related emerging technologies and the potential benefits such technologies can have for the consumer lending industry, if reports under the agreement were to raise significant fair lending concerns, or the third-party firm terminates its agreement with us and/or the agreement with the LDF and/or the SBPC is terminated for any reason, our brand and reputation and the overall market acceptance of, and trust in, our AI lending platform could suffer, and we could be subject to increased regulatory and litigation risk. In addition, the publication of information arising from our agreement with the LDF or the SBPC could lead to additional regulatory scrutiny for our bank partners.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including personal information, credit information and other sensitive data of borrowers and potential borrowers. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of such sensitive information. We also have arrangements in place with certain of our third-party vendors that require us to share consumer information. We have outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may in turn subcontract or outsource some of their responsibilities to other third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, is large and complex, with many points of entry and access. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures,

Upstart Holdings, Inc.
the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks. Any vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, bank partners, loan investors, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and systems. In addition, the prevalent use of mobile devices increases the risk of data security incidents. Further, our shift to a remote or hybrid office-remote working environment could increase the risk of a security breach. Significant disruptions of our, our bank partners and third-party vendors’ and/or other business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Our success will depend, in part, on our ability to grow our business. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. For example, we recently completed the acquisition of Prodigy Software, Inc. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. In the future, we may acquire assets or businesses. The risks we face in connection with acquisitions include:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•utilization of our financial resources for acquisitions or investments that may fail to realize the anticipated benefits;
•inability of the acquired technologies, products or businesses to achieve expected levels of revenue, profitability, productivity or other benefits;

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.

Our business is subject to the risks of natural disasters and other catastrophic events, and to interruption by man-made problems.

Significant natural disasters or other catastrophic events, such as earthquakes, fires, hurricanes, blizzards, or floods (many of which are becoming more acute and frequent as a result of climate change), or interruptions by strikes, crime, terrorism, epidemics, pandemics, cyber-attacks, computer viruses, internal or external system failures, telecommunications failures, power outages or increased risk of cybersecurity breaches due to a swift transition to remote work brought about by a catastrophic event, could have an adverse effect on our business, results of operations and financial condition. For example, the outbreak of the COVID-19 pandemic beginning in early 2020 has had a significant impact on the global economy and consumer confidence. If the pandemic persists or worsens, it could continue to adversely impact the economy and consumer confidence, and could negatively impact our operations and our platform, each of which could seriously harm our business. In addition, it is possible that continued widespread remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. There is no guarantee that we will be as effective while working remotely or in a hybrid office-remote arrangement because our team is dispersed, employees may have less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family members who become sick), may become sick themselves and be unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. Additionally, remote or hybrid work arrangements may make it more difficult to scale our operations efficiently, as the recruitment, onboarding and training of new employees may be prolonged or delayed. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, data protection, data security, and fraud risks. Further, one of our headquarters is located in the San Francisco Bay Area, a region known for seismic activity and wildfires, and our other headquarters is located in Columbus, Ohio, a region subject to blizzards.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Our platform and internal systems rely on software that is highly technical and complex. In addition, our platform and internal systems depend on the ability of such software to store, retrieve, process and manage high volumes of data. The software in which we rely has contained, and may now or in the future contain, undetected errors or bugs. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in failure to accurately predict a loan applicant’s creditworthiness, failure to comply with applicable laws and regulations, approval of sub-optimally priced loans, incorrectly displayed interest rates to applicants or borrowers, or incorrectly charged interest to borrowers or fees to bank partners or institutional investors, failure to present or properly display regulatory disclosures to applicant for an extended period of time, failure to detect fraudulent activity on our platform, a negative experience for consumers or bank partners, delayed introductions of new features or enhancements, or failure to protect borrower data or our intellectual property. Any errors, bugs or defects discovered in the software on which we rely could result in harm to our reputation, loss of consumers or bank partners, increased regulatory scrutiny, fines or penalties, loss of revenue or liability for damages, any of which could adversely affect our business, financial condition and results of operations. Furthermore, updates made to our software to remediate any errors discovered may prove to be ineffective, resulting in repeated issues and further harm to our business.

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

Upstart Holdings, Inc.
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

A significant number of consumers that apply for a loan on Upstart.com learn about and access Upstart.com through the website of a loan aggregator, typically with a hyperlink from such loan aggregator’s website to a landing page on our website. For example, for the three months ended March 31, 2020 and 2021, 48% and 53%, respectively, of loan originations were derived from traffic from Credit Karma. Our most recent agreement with Credit Karma dated November 6, 2020 provides that either party may terminate our arrangement immediately upon a material breach of any provision of the agreement or at any time, with or without cause, by providing no less than 30 days’ notice. Even during the term of our agreement, our agreement does not require Credit Karma to display offers from lenders on Upstart.com nor prohibit them from working with our competitors or from offering competing services. In this regard, Credit Karma recently began directing more customer traffic to a program that hosts and aggregates the credit models of other loan providers directly on its platform for the purpose of giving credit offers. Upstart currently does not participate in this program. In November 2020, we experienced a reduction in the number of loan applicants directed to the Upstart platform by Credit Karma and a corresponding decrease in the number of loans originated on our platform, and we may experience additional reductions in traffic from Credit Karma in the future. If traffic from Credit Karma decreases again in the future as a result of this program or for other reasons, our loan originations and results of operations would be adversely affected. There is also no assurance that Credit Karma will continue its contract with us on commercially reasonable terms or at all. Further, on December 3, 2020, Credit Karma was acquired by Intuit Inc. It is possible Intuit may not continue our agreement on commercially reasonable terms or at all, which would adversely affect our business.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

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

When establishing the interest rates and structures (and the amounts and structures of certain fees constituting interest under federal banking law, such as origination fees, late fees and non-sufficient funds fees) that are charged to borrowers on loans originated on our platform, our bank partners rely on certain authority under federal law to export the interest rate requirements of the state where each bank partner is located to borrowers in all other states. Further, certain of our bank partners and institutional investors rely on the ability of subsequent holders to continue charging such rate and fee structures and enforce other contractual terms agreed to by our bank partners which are permissible under federal banking laws following the acquisition of the loans. The current maximum annual percentage rate of the loans facilitated through our platform is 35.99%. In some states, the interest rates of certain Upstart-powered loans exceed the maximum interest rate permitted for consumer loans made by non-bank lenders to borrowers residing in, or that have nexus to, such states. In addition, the rate structures for Upstart-powered loans may not be permissible in all states for non-bank lenders and/or the amount or structures of certain fees charged in connection with Upstart-powered loans may not be permissible in all states for non-bank lenders.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Certain recent litigation and regulatory enforcement has challenged, or is currently challenging, the characterization of bank partners as the “true lender” in connection with programs involving origination and/or servicing relationships between a bank partner and non-bank lending platform or program manager. As noted above, the Colorado Administrator has entered into a settlement agreement with certain banks and nonbanks that addresses this true lender issue. Specifically, the settlement agreement sets forth a safe harbor indicating that a bank is the true lender if certain specific terms and conditions are met. However, other states could also bring lawsuits based on these types of relationships. For example, on June 5, 2020, the Washington, DC Attorney General filed a lawsuit against online lender Elevate for allegedly deceptively marketing high-cost loans with interest rates above the Washington, DC usury cap. The usury claim is based on an allegation that Elevate, which was not licensed in Washington, DC, and not its partner bank, originated these loans, and were therefore in violation of the state’s usury laws. Additionally, on April 5, 2021, the Washington DC Attorney General filed a similar complaint against another online lender Opportunity Financial, LLC, alleging that it rather than a bank originated these loans and the loans were therefore in violation of Washington, DC usury laws.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

We maintain a compliance program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act and U.S. economic sanctions laws administered by the Office of Foreign Assets Control. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering and terrorist financing and engaging in transactions involving sanctioned countries persons and entities. These controls include procedures and processes to detect and report suspicious transactions, perform borrower due diligence, respond to requests from law enforcement, and meet all recordkeeping

Upstart Holdings, Inc.
and reporting requirements related to particular transactions involving currency or monetary instruments. During 2020, we failed to file timely reports of suspicious transactions as required with appropriate regulatory agencies. We remediated the failure to file and have added additional resources to support our compliance with these reporting requirements. We are also subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, and the U.S. Travel Act, which prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. We have implemented an anti-corruption policy to ensure compliance with these anti-corruption and anti-bribery laws. No assurance is given that our programs and controls will be effective to ensure compliance with all applicable anti-money laundering and anti-terrorism financing and anti-corruption laws and regulations, and our failure to comply with these laws and regulations could subject us to significant sanctions, fines, penalties, contractual liability to our bank partners or institutional investors, and reputational harm, all of which could harm our business.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Our business depends on sourcing and maintaining a diverse and robust loan funding program to fund Upstart-powered loans that our bank partners are unable or unwilling to retain on their balance sheets. In the three months ended March 31, 2021, approximately 17% of Upstart-powered loans were retained by the originating bank while approximately 81% of Upstart-powered loans were purchased by investors through our loan funding program, which includes whole loan sales to institutional investors, asset-backed securitization transactions, and utilization of committed and uncommitted warehouse credit facilities. While our loan funding program is diverse, only a limited portion of such funding sources are committed or guaranteed. We cannot be sure that these funding sources will continue to be available on reasonable terms or at all beyond the current maturity dates of our existing securitizations and debt financing arrangements.

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

In our loan funding programs, including asset-backed securitizations and whole loan sales, we make numerous representations and warranties concerning the characteristics of the Upstart-powered loans sold and transferred in connection with such transactions, including representations and warranties that the loans meet the eligibility requirements of those facilities and of investors in our loan funding programs. If those representations and warranties were not accurate when made, we may be required to repurchase the underlying loans. Failure to repurchase so-called ineligible loans when required could constitute an event of default or termination event under the agreements governing our various loan funding programs. Through March 31, 2021, the number of repurchased Upstart-powered loans as a result of inaccurate representations and warranties represents less than 0.33% of all Upstart-powered loans. While only a small number of Upstart-powered loans have been historically repurchased by us, there can be no assurance that we would have adequate cash or other qualifying assets available to make such repurchases if and when required. Such repurchases could be limited in scope, relating to small pools of loans, or

Upstart Holdings, Inc.
significant in scope, across multiple pools of loans. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, our business, financial condition and results of operations could be adversely affected.

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

Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. As of March 31, 2021, we had $20.5 million outstanding principal under the term loans and revolving credit facilities. These borrowings are secured by all the assets of the company that have not otherwise been sold or pledged to secure bank debt or securities associated with structured finance facilities, such as assets belonging to our consolidated warehouse trust special purpose entities and securitization trusts. These credit agreements contain operating and financial covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain transactions and limitations on dividends and stock repurchases. We have in the past, and may in the future, fail to comply with certain operating or financial covenants in our credit agreements, requiring a waiver from our lenders. Our ability to comply with or renegotiate these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under such agreements and any future financial agreements into which we may enter. If we were to default on our credit obligations and such defaults were not waived, our lenders may require repayment of any outstanding debt and terminate their agreements with us.

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

Under our warehouse credit facility, we may borrow up to $100.0 million until May 2021, and any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity in May 2022. As of March 31, 2021, the amount borrowed under this credit facility was $16.3 million, and $28.9 million of aggregated fair value of loans purchased were pledged as collateral.

Upstart Holdings, Inc.
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

Some of our borrowings carry a floating rate of interest linked to the London Inter-bank Offered Rate, or LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority, or FCA, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator, or no longer be representative immediately after December 31, 2021, for all GBP, EUR, CHF and JPY LIBOR settings and one-week and two-month US dollar LIBOR settings, and immediately after June 30, 2023 for the remaining US dollar LIBOR settings, including three-month US dollar LIBOR. As a result, while the FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate, it is possible that beginning in 2022, LIBOR will no longer be available as a reference rate. In particular, the interest rate of borrowings under our warehouse credit facilities and certain related interest rate hedging arrangements are predominately based upon LIBOR. While these agreements generally include alternative rates to LIBOR, if a change in indices results in interest rate increases on our debt, debt service requirements will increase, which could adversely affect our cash flow and results of operations. We do not expect a materially adverse change to our financial condition or liquidity as a result of any such changes or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.

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

Upstart Holdings, Inc.
For example, in the Tax Act, as modified by the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the taxable year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the Tax Act, as modified by the CARES Act, NOLs from taxable years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020, but the 80% limitation on the use of NOLs from taxable years that began after December 31, 2017 does not apply for taxable income in taxable years beginning before January 1, 2021. NOLs arising in taxable years ending after December 31, 2017 can be carried forward indefinitely, but NOLs generated in taxable years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership, including this or future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. On the basis of this evaluation, a full valuation allowance has historically been recorded to recognize only deferred tax assets that are more likely than not to be realized. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Our amended and restated certificate of incorporation authorizes us to issue our 626,091,748 shares of authorized but unissued common stock and rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 10,389,402 shares for issuance under our 2020 Equity Incentive Plan subject to adjustment in certain events. Any common stock that we issue, including under our 2020 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our common stock.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Warrant-Related Issuances

In January 2021, we issued an aggregate of 72,407 shares of common stock to an accredited investor upon the net exercise of warrants.

We believe the foregoing transaction was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering. The recipient of the securities in the transaction represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The transaction did not involve any underwriters, underwriting discounts or commissions or any public offering. The recipient had adequate access to information about us. The sales of these securities were made without any general solicitation or advertising..

Use of Proceeds from Initial Public Offering

On December 18, 2020, we closed our initial public offering. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-249860), which was declared effective by the SEC on December 15, 2020. There has been no material change

Upstart Holdings, Inc.
in the planned use of proceeds from the IPO as described in our final prospectus filed with the SEC on December 16, 2020 pursuant to Rule 424(b)(4) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Prodigy Software, Inc. 2015 Stock Incentive Plan and related form agreements	S-8	333-255270	4.2	April 16, 2021
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
—————

Upstart Holdings, Inc.
*    Filed herewith.
+    Indicates management contract or compensatory plan.
^    Portions of this exhibit (indicated by asterisk) have been excluded because such information is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: May 14, 2021

Upstart Holdings, Inc

Date: May 14, 2021	By:	/s/ Dave Girouard
Dave Girouard
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Sanjay Datta
Sanjay Datta
Chief Financial Officer
(Principal Financial Officer)