Form 10-Q
period 2021-06-30
Upstart Holdings, Inc.
filed 2021-08-13
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 5, 2021 there were 77,767,428 shares of the registrant’s common stock outstanding.

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
•our expectations regarding the success of our strategic acquisitions, including integration of acquired operations, products, technology, internal controls and personnel;
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

Part 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	June 30,
	2020	2021
Assets
Cash	$250,819	$506,287
Restricted cash	60,514	111,246
Loans (at fair value)	78,460	82,311
Notes receivable and residual certificates (at fair value)	19,074	12,995
Property, equipment, and software, net	10,032	13,549
Operating lease right of use assets	18,310	16,208
Goodwill	—	66,866
Intangible assets, net	—	22,131
Other assets (includes $6,831 and $15,450 at fair value as of December 31, 2020 and June 30, 2021, respectively)	40,046	72,990
Total assets(a)	$477,255	$904,583
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$13,775	$17,326
Payable to investors	45,501	76,947
Borrowings	62,626	6,057
Accrued expenses and other liabilities (includes $9,530 and $14,396 at fair value as of December 31, 2020 and June 30, 2021, respectively)	35,669	70,379
Operating lease liabilities	19,432	17,778
Total liabilities(a)	177,003	188,487
Stockholders’ equity:
Common stock, $0.0001 par value; 700,000,000 shares authorized; 73,314,026 and 77,626,866, shares issued and outstanding as of December 31, 2020 and June 30, 2021, respectively	7	8
Additional paid-in capital	369,467	737,924
Accumulated deficit	(69,222)	(21,836)
Total stockholders’ equity	300,252	716,096
Total liabilities and stockholders’ equity	$477,255	$904,583

(a)The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by Upstart Holdings, Inc. at December 31, 2020 and June 30, 2021. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. The holders of the beneficial interests do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	June 30,
	2020	2021
Assets
Restricted cash	$12,371	$30,769
Loans (at fair value)	75,373	75,656
Notes receivable and residual certificates (at fair value)	17,219	11,839
Other assets	29	220
Total assets	$104,992	$118,484

Liabilities
Accounts payable	$83	$28
Borrowings	42,181	6,057
Other liabilities	32	81
Total liabilities	$42,296	$6,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Revenue:
Revenue from fees, net	$13,305	$187,297	$81,318	$303,467
Interest income and fair value adjustments, net (includes $406 and $1,014 from related parties expense and $(97) and $4,238 of related parties fair value adjustments for the three and six months ended June 30, 2020, respectively)	4,048	6,649	29	11,824
Total revenue	17,353	193,946	81,347	315,291
Operating expenses:
Sales and marketing	5,436	75,916	41,388	125,292
Customer operations	6,621	24,164	15,432	41,552
Engineering and product development	7,667	31,431	14,685	50,419
General, administrative, and other	9,017	26,141	20,677	46,160
Total operating expenses	28,741	157,652	92,182	263,423
Income (loss) from operations	(11,388)	36,294	(10,835)	51,868
Other income (expense)	5,297	15	5,447	(5,218)
Income (expense) on warrants and other non-operating expenses, net	(18)	(13)	271	(31)
Net income (loss) before income taxes	(6,109)	36,296	(5,117)	46,619
Provision (benefit) for income taxes	—	(988)	—	(767)
Net income (loss) before attribution to noncontrolling interests	(6,109)	37,284	(5,117)	47,386
Net income (loss) attributable to noncontrolling interests	84	—	(404)	—
Net income (loss) attributable to Upstart Holdings, Inc. common stockholders	$(6,193)	$37,284	$(4,713)	$47,386

Net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, basic	$(0.42)	$0.49	$(0.32)	$0.63
Net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, diluted	$(0.42)	$0.39	$(0.32)	$0.51
Weighted-average number of shares outstanding used in computing net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, basic	14,657,399	76,674,129	14,641,333	75,160,037
Weighted-average number of shares outstanding used in computing net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, diluted	14,657,399	94,802,123	14,641,333	93,193,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2020
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Upstart Holdings, Inc. Stockholders’ Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of March 31, 2020	47,349,577	$162,546	14,654,032	$2	$14,729	$(73,725)	$(58,994)	$157	$(58,837)
Issuance of common stock upon exercise of stock options	—	—	5,929	—	18	—	18	—	18
Stock-based compensation expense	—	—	—	—	2,634	—	2,634	—	2,634
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	(241)	(241)
Incentive share expense	—	—	—	—	358	—	358	—	358
Net income (loss)	—	—	—	—	—	(6,193)	(6,193)	84	(6,109)
Balance as of June 30, 2020	47,349,577	$162,546	14,659,961	$2	$17,739	$(79,918)	$(62,177)	$—	$(62,177)

	Six Months Ended June 30, 2020
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Upstart Holdings, Inc. Stockholders’ Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	47,349,577	$162,546	14,561,398	$2	$12,489	$(75,205)	$(62,714)	$1,026	$(61,688)
Issuance of common stock upon exercise of stock options	—	—	98,563	—	203	—	203	—	203
Stock-based compensation expense	—	—	—	—	4,689	—	4,689	—	4,689
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	(622)	(622)
Incentive share expense	—	—	—	—	358	—	358	—	358
Net loss	—	—	—	—	—	(4,713)	(4,713)	(404)	(5,117)
Balance as of June 30, 2020	47,349,577	$162,546	14,659,961	$2	$17,739	$(79,918)	$(62,177)	$—	$(62,177)

Upstart Holdings, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Upstart Holdings, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	—	$—	73,908,252	$7	$379,703	$(59,120)	$320,590	$—	$320,590
Issuance of common stock upon exercise of stock options	—	—	763,466	—	1,440	—	1,440	—	1,440
Issuance of common stock upon settlement of restricted stock units	—	—	6,138	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	22,084	—	22,084	—	22,084
Shares withheld related to net share settlement of restricted stock units	—	—	(1,730)	—	(236)	—	(236)	—	(236)
Issuance of common stock in connection with acquisition	—	—	650,740	—	71,003	—	71,003	—	71,003
Issuance of common stock in connection with follow-on offering, net of underwriting discounts, commissions, and offering costs	—	—	2,300,000	1	263,930	—	263,931	—	263,931
Net income	—	—	—	—	—	37,284	37,284	—	37,284
Balance as of June 30, 2021	—	$—	77,626,866	$8	$737,924	$(21,836)	$716,096	$—	$716,096

	Six Months Ended June 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Upstart Holdings, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	73,314,026	$7	$369,467	$(69,222)	$300,252	$—	$300,252
Issuance of common stock upon exercise of stock options	—	—	1,284,977	—	2,932	—	2,932	—	2,932
Issuance of common stock upon settlement of restricted stock units	—	—	6,446	—	—	—	—	—	—
Exercise of common stock warrants	—	—	72,407	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	30,828	—	30,828	—	30,828
Shares withheld related to net share settlement of restricted stock units	—	—	(1,730)	—	(236)	—	(236)	—	(236)
Issuance of common stock in connection with acquisition	—	—	650,740	—	71,003	—	71,003	—	71,003
Issuance of common stock in connection with follow-on offering, net of underwriting discounts, commissions, and offering costs	—	—	2,300,000	1	263,930	—	263,931	—	263,931
Net income	—	—	—	—	—	47,386	47,386	—	47,386
Balance as of June 30, 2021	—	—	77,626,866	$8	$737,924	$(21,836)	$716,096	$—	$716,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2021
Cash flows from operating activities
Net income (loss) before attribution to noncontrolling interests	$(5,117)	$47,386
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of financial instruments (includes $(4,238) from related parties for the six months ended June 30, 2020)	14,264	(4,167)
Stock-based compensation	4,484	29,808
Gain on loan servicing arrangements	(1,680)	(2,102)
Depreciation and amortization	1,050	2,799
Incentive share expense	358	—
Other	36	216
Net changes in operating assets and liabilities:
Purchase of loans for immediate resale	(915,234)	(3,414,231)
Proceeds from immediate resale of loans	915,234	3,414,231
Purchase of loans held-for-sale	(98,601)	(38,311)
Principal payments received for loans held-for-sale	7,790	3,676
Net proceeds from sale of loans held-for-sale	6,813	57,183
Other assets	(2,455)	(19,651)
Operating lease liability and right-of-use asset	57	448
Accounts payable	(3,341)	3,380
Payable to investors	18,689	31,446
Accrued expenses and other liabilities	(12,886)	23,785
Net cash (used in) provided by operating activities	(70,539)	135,896

Cash flows from investing activities
Principal payments received for loans held by consolidated securitizations	24,018	—
Net proceeds from sale of loans held-for-investment	88,136	9,718
Principal payments received for loans held-for-investment	9,192	7,488
Principal payments received for notes receivable and repayments of residual certificates	7,616	6,349
Purchase of loans held-for-investment	(2,794)	(42,548)
Purchase of notes receivable and residual certificates	(4)	—
Purchase of property and equipment	(908)	(1,997)
Capitalized software costs	(1,659)	(2,148)
Acquisition, net of cash acquired	—	(16,561)
Net cash (used in) provided by investing activities	123,597	(39,699)

Cash flows from financing activities
Proceeds from secondary offering, net of underwriting discounts, commissions, and offering costs	—	263,931
Taxes paid related to net share settlement of equity awards	—	(236)
Payments made on securitization notes and certificates (includes $1,034 paid to related parties for the six months ended June 30, 2020)	(26,126)	—
Repayments of borrowings	(86,848)	(62,455)

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2021
Distributions made to noncontrolling interests	(622)	—
Proceeds from borrowings	75,997	5,831
Proceeds from exercise of stock options	203	2,932
Net cash (used in) provided by financing activities	(37,396)	210,003
Net increase in cash and restricted cash	15,662	306,200
Cash and restricted cash at beginning of period	80,067	311,333
Cash and restricted cash at end of period	$95,729	$617,533

Supplemental disclosures of cash flow information
Cash paid for interest	$5,516	$2,527
Cash paid for income taxes	—	1,567
Cash paid for amounts included in the measurement of lease liabilities	2,046	2,132

Supplemental disclosures of non-cash operating activities
Total right-of-use assets capitalized	$187	$—

Supplemental disclosures of non-cash investing and financing activities
Issuance of common stock in connection with acquisition	$—	$80,256
Derecognition of loans held-for-investment in consolidated VIE	57,222	—
Derecognition of payable to securitization note holders and residual certificate holders	58,017	—
Capitalized stock-based compensation expense	205	1,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

1.Description of Business and Significant Accounting Policies
Description of Business

Upstart Holdings, Inc. and its subsidiaries (together “Upstart”, the “Company”, “we”, or “our”) apply modern data science and technology to the process of originating consumer credit. The Company helps bank partners originate credit by providing them with a proprietary, cloud-based, artificial intelligence lending platform. As the Company’s technology continues to improve and additional banks adopt the Upstart platform, consumers benefit from improved access to affordable and frictionless credit.

Upstart Network, Inc. was incorporated in Delaware in 2012. Pursuant to a restructuring, Upstart Holdings, Inc. was incorporated in December 2013 and became the holding company of Upstart Network, Inc. The Company currently operates in the United States and is headquartered in San Mateo, California and Columbus, Ohio. The Company’s fiscal year ends on December 31.
Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements included in our Annual Report on Form 10-K and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated of any future annual or interim periods.

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
Stock-Based Compensation

The Company issues stock options, restricted stock units (“RSUs”), and restricted stock to employees and nonemployees, including directors and third-party service providers, and employee stock purchase rights granted under the Company’s employee stock purchase plan (“ESPP”). Stock options and employee stock purchase rights granted under the ESPP are initially measured at fair value at the date of grant using the Black-Scholes option-pricing model. RSUs and restricted stock are measured at the fair market value of our common stock at the grant date. Stock-based compensation expenses are recognized based on their respective grant-date fair values. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures, such that the expense is recorded only for those stock options that are expected to vest.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting which requires the fair values of assets acquired and liabilities assumed to be recognized in the interim condensed consolidated financial statements. Assets acquired and liabilities assumed in a business combination are recognized at their estimated fair value as of the acquisition date. The excess purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. The allocation of fair values may be subject to adjustment after the initial allocation for up to a one-year period, with the corresponding offset to goodwill. Acquisition-related costs, such as legal and consulting fees, are recognized separately from the business combination and are expensed as incurred.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill is reviewed for impairment annually, or more frequently if an event or a change in circumstances indicates that goodwill may be impaired. We first assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the Company concludes the fair value is less than its carrying value a quantitative test is performed. We perform a quantitative goodwill impairment test by determining the fair value of the reporting unit and comparing it to the carrying value of the reporting unit. If the fair value of the reporting unit is greater than the reporting unit’s carrying value, then the carrying value of the reporting unit is deemed to be recoverable. If the carrying value of the reporting unit is greater than the reporting unit’s fair value, goodwill is impaired and written down to the reporting unit’s fair value.

Acquired intangible assets are recorded at fair value on the date of acquisition and amortized on a straight-line basis over their estimated useful lives. Acquired intangible assets are presented net of accumulated amortization on the condensed consolidated balance sheets. The Company reviews the carrying amounts of intangible assets for impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. We measure the recoverability of intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows we expect the asset to generate. Impairment is measured by the amount in which the carrying value of the asset exceeds its fair value. In addition, we periodically evaluate the estimated remaining useful lives of long-lived intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization.
Follow-on Offering

On April 13, 2021, the Company completed a follow-on offering, in which 2,300,000 shares of common stock (including the exercise in full of the underwriters’ option to purchase 300,000 additional shares) were issued and sold at $120.00 per share. The Company received net proceeds of $263.9 million after deducting underwriting discounts and commissions of $11.0 million and offering expenses of $1.0 million. Offering expenses consisted of incremental accounting, legal, and other fees incurred related to the follow-on offering.
Other Income (Expense)

In the three and six months ended June 30, 2021, other income (expense) primarily consisted of dividend income earned by the Company on its unrestricted cash balance which is recognized in the period earned.

In April 2020, the Company received a forgivable loan under the Paycheck Protection Program (“PPP”), totaling $5.3 million with a stated annual interest rate of 1%. All loan payments are deferred for six months if not forgiven under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

loan and accrued interest are forgivable for borrowers who use the loan proceeds for eligible expenses during a twenty-four week period following the borrower’s receipt of the loan and maintain payroll and employee headcount. The Company has used the full proceeds of the loan for eligible expenses within the required period. The Company determined that forgiveness of the loan under the CARES Act was reasonably assured and recorded the full amount of proceeds as other income in the condensed consolidated statement of operations and comprehensive income (loss) in 2020. In March 2021, the Company voluntarily repaid proceeds received under the Paycheck Protection Program plus accrued interest totaling $5.3 million. The Company recognized the loan principal repayment as an other expense.
Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

The Company will no longer qualify as an emerging growth company on the last day of the fiscal year ending December 31, 2021. Accordingly, the Company will be required to comply with the new or revised accounting pronouncements as of the effective dates applicable to public companies that are not emerging growth companies, as disclosed below.
Recently Adopted Accounting Pronouncements

The Company adopted the following accounting standards during the six months ended June 30, 2021:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance in Topic 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The standard is effective January 1, 2021 for emerging growth companies that have adopted the private company relief. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs after the date of adoption. The guidance became effective on January 1, 2021 and the Company adopted the standard on a prospective basis. The adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The standard removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and also simplifies the diluted earnings per share calculation in certain areas. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted. The Company early adopted ASU 2020-06 on January 1, 2021 with no material impact on the Company’s condensed consolidated financial statements or related disclosures.
Recently Issued Accounting Pronouncements

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will be effective January 1, 2023 for emerging growth companies that have adopted the private company relief. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. The Company accounts for its loans at fair value through net income (loss), which is outside the scope of Topic 326. For available for sale debt securities, the guidance will require recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The Company is evaluating the impact this ASU will have on its condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of cash flows and related disclosures. The Company plans to adopt Topic 326 effective as of January 1, 2021 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

In March 2020 the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting followed by ASU 2021-01, Reference Rate Reform, Scope issued in January 2021. ASU 2020-04 and ASU 2021-01 provide temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and ASU 2021-01 on its condensed consolidated financial statements and related disclosures.

2.Revenue
Revenue from fees, net

The Company disaggregates revenue from fees by type of service for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Revenue from fees, net:
Platform and referral fees, net	$7,612	$169,080	$67,842	$276,033
Servicing fees, net	5,693	18,217	13,476	$27,434
Total revenue from fees, net	$13,305	$187,297	$81,318	$303,467
Platform and referral fees, net

The Company enters into contracts with bank partners to provide access to a cloud-based artificial intelligence lending platform developed by the Company (the “Upstart platform”) to enable banks to originate unsecured personal and secured auto loans. The Upstart platform includes a cloud-based application (through Upstart.com or a bank-branded program) for submitting loan applications, verifying information provided within submitted applications, risk underwriting (through a series of proprietary technology solutions), delivery of electronic loan offers, and if the offer is accepted by the borrower, an electronic loan documentation signed by the borrower. Bank partners can specify certain parameters of loans they are willing to originate. Under these contracts, bank partners can choose to use Upstart’s referral services, which allow them to access new borrowers through Upstart’s marketing channels. The Company’s contracts with bank partners are non-cancelable and generally have 12-month terms that automatically renew.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

After origination, Upstart-powered loans are either retained by bank partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans purchased by the Company, Upstart pays bank partners a one-time loan premium fee upon completion of the minimum holding periods. Upstart also pays bank partners monthly loan trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. The monthly loan trailing fees are paid based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the condensed consolidated statements of operations and comprehensive income (loss) for the periods presented. The Company recognized $1.4 million and $3.8 million, of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net for the three and six months ended June 30, 2020, respectively, and $6.0 million and $9.6 million, for the three and six months ended June 30, 2021, respectively.

As of December 31, 2020 and June 30, 2021, the Company recorded $1.3 million and $2.5 million of loan trailing fee liability, respectively, which is recorded at fair value and included within accrued expenses other liabilities on the Company’s condensed consolidated balance sheets. Refer to “Note 4. Fair Value Measurement” for additional information on changes in fair value associated with trailing fee liabilities.

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

Platform and referral services are typically provided under a fixed or declining (tier-based) price per unit based on volume or as a percentage of the total value of loans originated each period; however, pricing for these services may also be based on minimum usage fees. The tier-based pricing, when offered, resets on a monthly basis and does not accumulate. Given that the nature of the Company’s promise is to stand-ready and provide continuous access to and process transactions through the platform, tier-based pricing based on usage represents variable consideration. Since the variable fees relate directly to the day in which such services are provided, they generally meet the criteria for allocating variable consideration entirely to one or more, but not all, performance obligations in a contract. Accordingly, when the requisite criteria are met, variable fees are allocated to and recognized on the day the services are provided. Fees for platform and referrals services are typically billed and paid on a monthly basis. As such, the Company’s contracts with customers do not include a significant financing component.

The Company did not recognize revenue from performance obligations related to prior periods for the periods presented. The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of December 31, 2020 and June 30, 2021. The Company had $8.1 million and $16.2 million of accounts receivable that are included in other assets on the condensed consolidated balance sheets related to contracts with customers as of December 31, 2020 and June 30, 2021, respectively. The Company’s allowance for bad debt was immaterial as of December 31, 2020 and June 30, 2021, and the Company’s bad debt expense was immaterial for the periods presented.

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to acquire bank partners. Capitalized costs are amortized over the expected period of benefit, which we have determined, based on an analysis, to be three years. The Company applies the practical expedient to expense costs to obtain contracts with customers if the amortization period is one year or less. As of June 30, 2021, the Company had an immaterial amount of contract costs capitalized within other assets on the condensed consolidated balance sheets. For the three and six months ended June 30, 2021, the Company amortized an immaterial amount of capitalized contracts costs to sales and marketing in the condensed consolidated statements of operations and comprehensive income (loss).

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

For the three and six months ended June 30, 2020, the Company had one customer (“Customer A”) which accounted for 35% and 70% of the Company’s total revenue, respectively. For the three and six months ended June 30, 2021, Customer A accounted for 63% and 62%, respectively, of the Company’s total revenue and a second customer accounted for 22% and 23%, respectively, of the Company’s total revenue. Two customers accounted for 34% and 15% of accounts receivable as of December 31, 2020, respectively, and 38% and 18% as of June 30, 2021, respectively.
Servicing fees, net

The Company also enters into contracts with bank partners and institutional investors to provide loan servicing for the life of Upstart-powered loans. These services commence upon origination of these loans by bank partners and include collection, processing and reconciliations of payments received, investor reporting and borrower customer support as well as distribution of funds to the holders of the loans. The Company charges the loan holder a monthly servicing fee calculated based on a predetermined percentage of the outstanding principal balance. Servicing fees also include certain ancillary fees charged on a per transaction basis for processing late payments and payments declined due to insufficient funds. Servicing fees are recognized in the period the services are provided. Loan servicing fees are not within the scope of ASC 606 and are accounted for under ASC 860, Transfers and servicing of financial assets.

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

The Company recognized gains related to loan servicing rights upon loan sales for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Net gain related to loan servicing rights	$221	$2,169	$1,680	$2,102

The Company generally outsources borrower payment collections for loans that are more than 30 days past due or charged off to third-party collection agencies. The Company charges bank partners and institutional investors for collection agency fees related to their outstanding loan portfolio. The Company has discretion in hiring the collection agencies and determining the scope of their work. As the principal in the arrangement, the Company recognizes gross revenue from collection agency fees in the period that the services are provided. Upstart also receives certain ancillary fees inclusive of late payment fees and ACH fail fees. Revenue from collection agency fees and borrower fees are included in servicing fees, net as part of revenue from fees, net in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The total fees charged by collection agencies are also recognized in the period incurred and reported as part of customer operations expenses.

The Company recognized collection agency fees and borrower fees, which are included in servicing fees, net for the periods presented as follows:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Collection agency fees	$654	$991	$1,454	$1,854
Borrower fees	$419	$1,095	$936	$1,980
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

The table below presents components of the interest income and fair value adjustments, net presented in the Company’s condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Interest income and fair value adjustments, net:
Interest income	$7,724	$3,545	$16,907	$6,951
Interest expense	(2,260)	(1,497)	(5,515)	(2,527)
Fair value and other adjustments, net	(1,416)	4,601	(11,363)	7,400
Total interest income and fair value adjustments, net	$4,048	$6,649	$29	$11,824

Amounts above include interest income, interest expense and fair value adjustments, net related to consolidated securitization trusts for the three and six months ended June 30, 2020 is as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Interest income and fair value adjustments, net related to consolidated securitization trusts:
Interest income	$1,794	$5,173
Interest expense	(505)	(1,074)
Fair value and other adjustments, net	(555)	(3,555)
Total interest income and fair value adjustments, net	$734	$544
Interest income

Interest income is recognized based on the terms of the underlying agreements with borrowers for loans held on the Company’s condensed consolidated balance sheets and is earned over the life of a loan.

Interest income also includes accrued interest earned on outstanding loans but not collected. Loans that have reached a delinquency of over 120 days are classified as non-accrual status and any accrued interest recorded in relation to these loans is reversed in the respective period. As of December 31, 2020 and June 30, 2021, the

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Company has recorded $0.9 million of accrued interest income in loans on the condensed consolidated balance sheets.
Interest expense

Interest expense is primarily related to interest recorded on the Company’s borrowings and the notes issued as part of the consolidated securitizations. Interest expense includes accrued interest incurred but not paid. Accrued interest expenses were immaterial as of December 31, 2020 and June 30, 2021.
Fair value and other adjustments, net

Fair value and other adjustments, net include changes in fair value of financial instruments, other than loan servicing assets and liabilities, common stock warrant liabilities, and convertible preferred stock warrant liabilities. These adjustments are recorded in the Company’s condensed consolidated statements of operations and comprehensive income (loss) and include both realized and unrealized changes to the value of related assets and liabilities. Refer to “Note 4. Fair Value Measurement” for additional information.

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
Warehouse Entity

The Company established Upstart Loan Trust to enter into warehouse credit facilities for the purpose of purchasing Upstart-powered loans. See “Note 9. Borrowings” for additional information. The entity is a Delaware statutory trust that is structured to be bankruptcy-remote, with third-party banks operating as trustees.
Consolidated Securitizations and MOAs

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Company entered into a private offering securitization transaction in April 2018 (“2018-1”). As the sponsor of the securitization transaction, the Company created legal entities for the roles of depositors, issuers, grantor trusts, and MOAs.

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

Concurrently with the closing of the 2018-1 securitization transaction, while maintaining its status as the primary beneficiary of the related MOA, the Company sold 80% of its interests in the MOA to an institutional investor in exchange for cash of approximately $8.0 million based on the fair value of the residual certificates held in the MOA as determined on the pricing date. As a result of the sale, the Company maintained a 20% interest in the MOA and its status as the managing member, while the investor became a non-voting limited member. As of December 31, 2020 and June 30, 2021, no noncontrolling interests were recognized due to deconsolidation of the 2018-1 securitization during 2020.

Upon closing of the securitization transaction, the Company determined that the servicing fees represented a variable interest in the securitization entities due to the EHRIs held by the Company’s MOA to satisfy the RR requirements. The EHRIs held by the MOA were deemed to potentially absorb more than an insignificant amount of the VIEs’ expected losses or expected returns at the inception of the securitization transaction. The Company also determined that it was the primary beneficiary of the entities and consolidated the MOA and trusts associated with the 2018-1 securitization transaction.

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

The Company sponsored three additional securitization transactions in August 2018 (“2018-2”), February 2019 (“2019-1”) and August 2019 (“2019-2”), respectively. As the retaining sponsor of these transactions, the Company was subject to the RR requirements and satisfied them through Eligible Vertical Interests (“EVIs”) in the form of a combination of securitization notes and residual certificates through the established MOAs. The Company concluded that it has a variable interest and is the primary beneficiary of the MOAs associated with these securitization transactions. As a result, the Company consolidated these MOAs as of December 31, 2020 and 2019 and the MOAs continue to remain consolidated as of June 30, 2021. The Company determined that it is not the primary beneficiary of the trusts which hold the loans associated with these securitization transactions, primarily because the Company’s servicing fees are not considered variable interests, and that the transfer of loans as collateral into these securitization transactions met the definition of a sale under Topic 860, Transferring and Servicing. As such, the Company derecognized these loans from the condensed consolidated balance sheets upon the closing of these securitization transactions. Refer to the Unconsolidated Securitizations section below for more information.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Other Consolidated VIEs

Upstart Loan Trust 2, a Delaware statutory trust, holds personal loans facilitated through the Upstart platform. These loans include, but are not limited to, loans which do not satisfy the warehouse requirements or loans that were the result of the Company’s repurchases of loans for breaches of representations and warranties made to institutional investors, as described above.

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

	Assets	Liabilities	Net Assets
December 31, 2020
Warehouse Entities	$71,530	$35,109	$36,421
Majority-owned Affiliates	17,219	7,187	10,032
Other Consolidated VIEs	16,243	—	16,243
Total Consolidated VIEs	$104,992	$42,296	$62,696

	Assets	Liabilities	Net Assets
June 30, 2021
Warehouse Entities	$55,935	$2,759	$53,176
Majority-owned Affiliates	11,839	3,330	8,509
Other Consolidated VIEs	50,710	77	50,633
Total Consolidated VIEs	$118,484	$6,166	$112,318

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
Unconsolidated Securitizations

As of June 30, 2021, the Company’s unconsolidated VIEs include entities established as the issuers and grantor trusts for the 2017-1, 2017-2, 2018-1, 2018-2, 2019-1, and 2019-2 securitization transactions (the “Unconsolidated Securitizations”). The Company’s continued involvement in the unconsolidated VIEs is in the form of its role as the sponsor and the servicer of these transactions. For each of the unconsolidated securitizations, the Company determined that it is not the primary beneficiary.

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

Upstart Network Trust

Upstart Network Trust (“UNT”), also a Delaware statutory trust, was established in 2014 to facilitate Upstart’s fractional loan program. The Company is the servicer of UNT’s loan assets and previously concluded that the servicing fee represents a variable interest and that the Company is the primary beneficiary of UNT. The program was formally discontinued in 2019 and as a result of a reduction in the Company’s investment in UNT, the Company concluded that it was no longer the primary beneficiary and therefore deconsolidated UNT during 2019. The fair value of the Company’s investment in UNT is included in notes receivable and residual certificates in the condensed consolidated balance sheets as of December 31, 2020 and June 30, 2021. The Company’s continued involvement in UNT includes loan servicing rights and obligations for which it receives servicing fees over the life of the underlying loans

The following tables summarize the aggregate carrying value of assets and liabilities of unconsolidated VIEs in which the Company holds a variable interest but is not the primary beneficiary:

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
December 31, 2020
Securitizations	$484,604	$390,252	$94,352	$24,434
Upstart Network Trust	39,754	39,754	—	1,707
Total Unconsolidated VIEs	$524,358	$430,006	$94,352	$26,141

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
June 30, 2021
Securitizations	$326,832	$251,219	$75,613	$19,054
Upstart Network Trust	24,612	24,612	—	1,157
Total Unconsolidated VIEs	$351,444	$275,831	$75,613	$20,211

The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $18.9 million and $13.0 million which are included in notes receivable and residual certificates on the condensed consolidated balance sheets as of December 31, 2020 and June 30, 2021, respectively. The Company also had $7.2 million of cash deposits made to reserve accounts for related securitizations, included in other assets on the condensed consolidated balance sheets as of December 31, 2020 and June 30, 2021.

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

Starting December 2019, the Company co-sponsored several securitization transactions with an investment bank. The Company was not required to retain economic risk in these securitization transactions as the co-sponsor investment bank acted as the retaining sponsor. Similar to 2018-2, 2019-1, and 2019-2, the Company contributed certain loans to this securitization as collateral and recognized this transfer under Topic 860, Transferring and Servicing. The Company is also the servicer of these securitization transactions.

4.Fair Value Measurement

The following table presents assets and liabilities measured at fair value and categorized as Level 3 in the fair value hierarchy:

	December 31,	June 30,
	2020	2021
Assets
Loans	$78,460	$82,311
Notes receivable and residual certificates	19,074	12,995
Loan servicing assets	6,831	15,450
Total assets	$104,365	$110,756
Liabilities
Loan servicing liabilities	$8,254	$11,883
Trailing fee liabilities	1,276	2,513
Total liabilities	$9,530	$14,396

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Loans

Loans included in the Company’s condensed consolidated balance sheets are classified as either held-for-sale or held-for-investment. The Company reclassified loans held by the warehouse entities from held-for-investment to held-for-sale as of January 1, 2020, due to the Company’s intent to sell the loans prior to maturity and increasing evidence of their marketability. Other loans held on the Company’s condensed consolidated balance sheets retained their classification as held-for-investment. These loans include, but are not limited to, loans which do not satisfy the warehouse requirements and loans held in the consolidated securitizations.

The following table presents the fair value of classes of loans held by the Company:

	December 31,	June 30,
	2020	2021
Loans held-for-sale	$60,232	$26,741
Loans held-for-investment	18,228	55,570
Total	$78,460	$82,311
Valuation Methodology

Loans held-for-sale and held-for-investment are measured at estimated fair value using a discounted cash flow model. The fair valuation methodology considers projected prepayments and historical defaults, losses and recoveries to project future losses and net cash flows on loans. Net cash flows are discounted using an estimate of market rates of return. The fair value of these loans also includes accrued interest, which was immaterial as of December 31, 2020 and June 30, 2021.

For the three and six months ended June 30, 2020 and 2021, the Company elected the measurement alternative under Topic 810, Consolidation, and maximizes the use of observable inputs to estimate the fair value of the financial assets and liabilities of consolidated securitization entities. Under the measurement alternative, the Company measures the financial assets, which consist of held-for-investment and held-for-sale loans in the condensed consolidated balance sheets, and financial liabilities, which consist of securitization notes and residual certificates issued to institutional investors, included in payable to securitization note holders and residual certificate holders in the condensed consolidated balance sheets, using the more observable of the fair value of the financial assets and liabilities. The Company determined the fair value of the amounts payable to securitization note holders and residual certificate holders is more observable than that of the loans. The securitization notes and residual certificates are measured at fair value, and the loans are measured based on the sum of the fair value of the securitization notes and residual certificates, with changes in fair value included in the condensed consolidated statements of operations and comprehensive income (loss).
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-investment and held-for-sale:

	December 31, 2020			June 30, 2021
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	6.80%	16.99%	7.44%	3.50%	17.27%	7.22%
Credit risk rate (1)	0.36%	52.31%	19.82%	0.08%	50.85%	22.22%
Prepayment rate (1)	11.64%	78.36%	31.03%	11.15%	86.75%	37.09%
(1)Expressed as a percentage of the original principal balance of the loans

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

Significant Recurring Level 3 Fair Value Input Sensitivity

The below table presents the sensitivity of the loans held-for-sale and held-for-investment to adverse changes in key assumptions used in the valuation model as of December 31, 2020 and June 30, 2021, respectively. The estimated fair value of these loans is not sensitive to adverse changes in expected prepayment rates as such changes would not result in a significant impact on the fair value in either periods.

	December 31,	June 30,
	2020	2021
Fair value of loans	$78,460	$82,311
Discount rates
100 basis point increase	(979)	(1,089)
200 basis point increase	(1,939)	(2,154)
Expected credit loss rates on underlying loans
10% adverse change	(1,303)	(1,350)
20% adverse change	(2,611)	(2,700)

Rollforward of Level 3 Fair Values

The following tables include a rollforward of the loans classified within Level 3 of the fair value hierarchy:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held-for- Investment (Securitized)	Total
Fair value at March 31, 2020	$116,511	$16,758	$67,332	$200,601
Purchases of loans	677	39	—	716
Purchase of loans for immediate resale	66,694	—	—	66,694
Immediate resale	(66,694)	—	—	(66,694)
Repayments received	(7,908)	(1,317)	(8,745)	(17,970)
Changes in fair value recorded in earnings	(1,201)	(229)	(1,365)	(2,795)
Other changes	29	(61)	—	(32)
Changes due to deconsolidation	—	—	(57,222)	(57,222)
Fair value at June 30, 2020	$108,108	$15,190	$—	$123,298

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held-for- Investment (Securitized)	Total
Fair value at December 31, 2019	$—	$141,555	$90,750	$232,305
Reclassification of loans from HFI to HFS	125,297	(125,297)	—	—
Purchases of loans	98,601	2,794	—	101,395
Sale of loans	(94,949)	—	—	(94,949)
Purchase of loans for immediate resale	915,234	—	—	915,234
Immediate resale	(915,234)	—	—	(915,234)
Repayments received	(14,354)	(2,628)	(24,018)	(41,000)
Changes in fair value recorded in earnings	(6,482)	(1,248)	(9,508)	(17,238)
Other changes	(5)	14	(2)	7
Changes due to deconsolidation	—	—	(57,222)	(57,222)
Fair value at June 30, 2020	$108,108	$15,190	$—	$123,298

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held-for- Investment (Securitized)	Total
Fair value at March 31, 2021	$28,794	$28,395	$—	$57,189
Purchases of loans	20,071	29,601	—	49,672
Sale of loans	(20,432)	—	—	(20,432)
Purchase of loans for immediate resale	2,119,597	—	—	2,119,597
Immediate resale	(2,119,597)	—	—	(2,119,597)
Repayments received	(1,726)	(3,800)	—	(5,526)
Changes in fair value recorded in earnings	(5)	1,174	—	1,169
Other changes	39	200	—	239
Fair value at June 30, 2021	$26,741	$55,570	$—	$82,311

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held-for- Investment (Securitized)	Total
Fair value at December 31, 2020	$60,232	$18,228	$—	$78,460
Reclassification of loans from HFI to HFS	(26)	26	—	—
Purchases of loans	38,311	42,548	—	80,859
Sale of loans	(66,901)	—	—	(66,901)
Purchase of loans for immediate resale	3,414,231	—	—	3,414,231
Immediate resale	(3,414,231)	—	—	(3,414,231)
Repayments received	(5,036)	(6,129)	—	(11,165)
Changes in fair value recorded in earnings	352	616	—	968
Other changes	(191)	281	—	90
Fair value at June 30, 2021	$26,741	$55,570	$—	$82,311

Assets related to Securitization Transactions

As of December 31, 2020 and June 30, 2021, the Company held notes receivable and residual certificates with an aggregate fair value of $19.1 million and $13.0 million, respectively. The balances consist of securitization notes and residual certificates corresponding to the 5% economic risk retention the Company is required to maintain as the retaining sponsor of the unconsolidated securitizations.
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements of assets related to securitization transactions:

	December 31, 2020			June 30, 2021
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Notes receivable and residual certificates
Discount rate	3.01%	14.00%	5.84%	2.98%	14.00%	5.89%
Credit risk rate (1)	0.04%	50.69%	17.12%	0.04%	50.69%	17.90%
Prepayment rate (1)	15.60%	36.88%	27.63%	15.60%	36.88%	27.70%
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

The fair value of the securities is also sensitive to adverse changes in discount rates, which represent estimates of the rates of return that institutional investors would require when investing in financial instruments with similar risk and return characteristics. On average, a hypothetical 100 basis point increase in discount rates results in a decrease in fair value of the securities (including securitization notes and residual certificates) of 1.23% and 0.83% as of December 31, 2020 and June 30, 2021, respectively. On average, a hypothetical 200 basis point increase in discount rates results in a decrease in fair value of the securities (including securitization notes and residual certificates) of 2.36% and 1.66% as of December 31, 2020 and June 30, 2021, respectively.

The fair value of securitization notes and residual certificates are not sensitive to adverse changes in expected prepayment rates as such changes would not result in a significant impact on the fair value as of December 31, 2020 and June 30, 2021.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of the notes receivable and residual certificates related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy:

Notes Receivable and Residual Certificates
Fair value at March 31, 2020	$26,896
Repayments and settlements	(3,588)
Changes in fair value recorded in earnings	1,532
Fair value at June 30, 2020	$24,840

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Notes Receivable and Residual Certificates
Fair value at December 31, 2019	$34,116
Purchases and issuances of securitization notes and residual certificates	4
Repayments and settlements	(7,616)
Changes in fair value recorded in earnings	(1,664)
Fair value at June 30, 2020	$24,840

Notes Receivable and Residual Certificates
Fair value at March 31, 2021	$16,033
Repayments and settlements	(3,230)
Changes in fair value recorded in earnings	192
Fair value at June 30, 2021	$12,995

Notes Receivable and Residual Certificates
Fair value at December 31, 2020	$19,074
Repayments and settlements	(6,349)
Changes in fair value recorded in earnings	270
Fair value at June 30, 2021	$12,995
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2020			June 30, 2021
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	15.00%	35.00%	22.69%	13.00%	20.00%	15.83%
Credit risk rate (1)	0.03%	52.78%	17.19%	0.03%	52.78%	9.23%
Market-servicing rate (3)(4)	0.75%	0.75%	0.75%	0.75%	0.75%	0.75%
Prepayment rate (1)	9.07%	89.01%	31.62%	8.39%	92.60%	36.29%

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

Market-servicing rates–Market-servicing rate is an estimated measure of adequate compensation for a market participant, if one was required. The rate is expressed as a fixed percentage of outstanding principal balance. The estimate considers the profit that would be demanded in the marketplace to service the portfolio of outstanding loans subject to the Company’s servicing agreements.

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
Significant Recurring Level 3 Fair Value Input Sensitivity

The table below presents the fair value sensitivity of loan servicing assets and liabilities to adverse changes in key assumptions. The fair value of loan servicing assets and liabilities is not sensitive to adverse changes in discount rates as such changes would not result in a significant impact on the fair value as of December 31, 2020 and June 30, 2021, respectively.

	December 31,	June 30,
	2020	2021
Fair value of loan servicing assets	$6,831	$15,450
Expected market-servicing rates
10% market-servicing rates increase	(19,013)	(2,742)
20% market-servicing rates increase	(38,027)	(5,144)
Expected prepayment rates
10% adverse change	(2,061)	(28)
20% adverse change	(4,212)	(62)

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31,	June 30,
	2020	2021
Fair value of loan servicing liabilities	$8,254	$11,883
Expected market-servicing rates
10% market-servicing rates increase	22,974	3,562
20% market-servicing rates increase	45,948	7,465
Expected prepayment rates
10% adverse change	2,491	486
20% adverse change	5,089	985

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the loan servicing assets and liabilities classified by the Company within Level 3 of the fair value hierarchy:

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at March 31, 2020	$6,622	$5,906
Sale of loans	465	244
Changes in fair value recorded in earnings	(1,207)	465
Fair value at June 30, 2020	$5,880	$6,615

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2019	$4,725	$5,140
Sale of loans	3,170	1,490
Changes in fair value recorded in earnings	(2,015)	(15)
Fair value at June 30, 2020	$5,880	$6,615

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at March 31, 2021	$8,734	$10,853
Sale of loans	6,477	4,308
Changes in fair value recorded in earnings	239	(3,278)
Fair value at June 30, 2021	$15,450	$11,883

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2020	$6,831	$8,254
Sale of loans	9,929	7,827
Changes in fair value recorded in earnings	(1,310)	(4,198)
Fair value at June 30, 2021	$15,450	$11,883

Trailing Fee Liabilities

The Company pays certain bank partners monthly trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Significant inputs used for estimating the fair value of trailing fee liabilities included discount rates of 3.50% to 17.27% and credit risk rates of 0.08% to 50.85%.

The fair value sensitivity of trailing fee liabilities to adverse changes in key assumptions would not result in a material impact on the Company’s financial position.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of trailing fee liabilities classified by the Company within Level 3 of the fair value hierarchy:

Trailing Fee Liabilities
Fair value at March 31, 2020	$762
Issuances	57
Repayments and settlements	(76)
Changes in fair value recorded in earnings	(23)
Fair value at June 30, 2020	$720

Trailing Fee Liabilities
Fair value at December 31, 2019	$504
Issuances	369
Repayments and settlements	(130)
Changes in fair value recorded in earnings	(23)
Fair value at June 30, 2020	$720

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Trailing Fee Liabilities
Fair value at March 31, 2021	$1,775
Issuances	936
Repayments and settlements	(246)
Changes in fair value recorded in earnings	48
Fair value at June 30, 2021	$2,513

Trailing Fee Liabilities
Fair value at December 31, 2020	$1,276
Issuances	1,605
Repayments and settlements	(416)
Changes in fair value recorded in earnings	48
Fair value at June 30, 2021	$2,513

5.Loans at Fair Value

The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the condensed consolidated balance sheets:

	Loans		Loans > 90 Days Past Due
	December 31,	June 30,	December 31,	June 30,
	2020	2021	2020	2021
Outstanding principal balance	$97,497	$100,181	$2,018	$5,797
Net fair value and accrued interest adjustments	(19,037)	(17,870)	(2,002)	(5,762)
Fair value(1)	$78,460	$82,311	$16	$35
_________
(1)     Includes $2.4 million and $23.8 million of auto loans as of December 31, 2020 and June 30, 2021, respectively, of which an immaterial amount is 90 days or more past due for each period presented.

The Company places loans on non-accrual status at 120 days past due. Any accrued interest recorded in relation to these loans is reversed in the respective period. The Company charges-off loans no later than 120 days past due.

6.Acquisitions

In April 2021, the Company completed its acquisition of Prodigy Software, Inc. (“Prodigy”). Prodigy provides an e-commerce platform for car dealerships which enables both online and in-store vehicle discovery, credit application, and checkout. Prodigy provides a modern multi-channel car buying experience, helping dealerships serve consumers with a holistic software solution that integrates legacy systems. In addition to modernizing the car buying experience, Prodigy will bring Upstart's AI enabled auto loans to dealerships across the country where a significant number of auto loans are transacted.

The total consideration the Company provided for Prodigy was approximately $89.0 million, comprised of the following:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

April 8, 2021
Fair value of Upstart common stock issued to Prodigy stockholders(1)	$70,121
Cash paid to common and preferred stockholders, warrant holders, and vested option holders(2)	17,151
Fair value of assumed Prodigy options attributable to pre-combination service period	889
Transactions costs paid by Upstart on behalf of Prodigy	883
Total purchase consideration	$89,044
_________
(1)    The fair value is based on 568,539 shares of Company common stock at $123.33 per share, the closing stock price on April 8, 2021, and 87,339 shares are held in escrow as security for certain indemnification obligations of former Prodigy stockholders.
(2)     $1.9 million of the cash paid is being held in escrow as security for certain indemnification obligations of former Prodigy stockholders.

Excluded from the total purchase consideration above are 82,201 shares of the Company’s restricted common stock ("restricted stock") with a fair value of $10.1 million issued to certain Prodigy employees. The restricted stock is subject to transfer restrictions and a repurchase option and is contingent upon the employees' continued employment with the Company. The repurchase option will lapse with respect to 1/8th of the shares of restricted stock at the end of each successive three-month period following the closing date of the Prodigy acquisition. The Company will record stock-based compensation expense straight-line over the two-year period that the repurchase option lapses.

The acquisition has been accounted for as a business combination. The purchase consideration was allocated to the tangible and intangible assets and liabilities acquired as of the acquisition date, with the excess recorded to goodwill as shown below. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

April 8, 2021
Goodwill	$66,866
Acquisition-related intangible assets	23,200
Cash	1,479
Deferred tax liability, net	(2,328)
Other assets acquired and liabilities assumed, net	(173)
Total purchase consideration	$89,044

The goodwill recognized was primarily attributable to the opportunity to bring Upstart's AI enabled auto loans to dealerships across the country where the vast majority of loans are transacted. The goodwill is not deductible for U.S. federal income tax purposes.

The Company recognized acquisition-related costs of approximately $1.2 million in the six months ended June 30, 2021 which are included in the general and administrative expense in the condensed consolidated statement of operations and comprehensive income (loss). Acquisition-related costs were immaterial in the three months ended June 30, 2021.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Estimated fair values (in thousands)	Estimated useful life (years)
Developed technology	$9,400	3.0
Trade name	100	2.0
Customer relationships	13,700	12.0
Total acquisition-related intangible assets	$23,200

The fair values of the acquisition-related intangibles were determined using the following methodologies: replacement cost method, the relief from royalty method, and the with/without method, a form of the income approach, for developed technology, trade name, and customer relationships, respectively. The acquired intangible assets have a total weighted average amortization period of 8.3 years.

We have included the financial results of the acquired business in our condensed consolidated financial statements from the date of acquisition. Revenues and expenses related to the acquisition for the three and six months ended June 30, 2021 were not material. Pro forma results of operations have not been presented because the effects of this acquisition were not material to our financial results.

7.Goodwill and Intangible Assets

Goodwill

The table below presents changes to the carrying amount of goodwill:

	December 31, 2020	Goodwill Acquired	June 30, 2021
Goodwill	$—	$66,866	$66,866

The goodwill acquired during the six months ended June 30, 2021 is associated with the acquisition of Prodigy. There was no impairment for the periods presented.

Intangible Assets

Acquired intangible assets subject to amortization are as follows:

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Developed technology	$9,400	$783	$8,617	2.8
Trade name	100	12	88	1.8
Customer relationships	13,700	286	13,414	11.8
	$23,200	$1,081	$22,119

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Amortization expense was $1.1 million for both the three and six months ended June 30, 2021. There were no acquired intangible assets subject to amortization prior to April 8, 2021.

Expected future amortization expense for intangible assets as of June 30, 2021 is as follows:

Fiscal Years:
Remaining 2021	$2,163
2022	4,325
2023	4,287
2024	1,925
2025	1,142
Thereafter	8,277
Total	$22,119

8.Balance Sheet Components
Other Assets

Other assets consisted of the following:

	December 31,	June 30,
	2020	2021
Servicing fees and other receivables	$11,656	$31,736
Deposits	7,947	8,150
Prepaid expenses	6,009	14,916
Loan servicing assets (at fair value)	6,831	15,450
Other assets	7,603	2,738
Total other assets	$40,046	$72,990

Servicing fees and other receivables represent amounts recognized as revenue but not yet collected in relation to servicing and other agreements with institutional investors and bank partners.
Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

	December 31,	June 30,
	2020	2021
Internally developed software	$7,906	$11,074
Computer equipment	1,285	1,900
Furniture and fixtures	1,770	2,573
Leasehold improvements	2,763	3,412
Total property, equipment, and software	13,724	18,959
Accumulated depreciation and amortization	(3,692)	(5,410)
Total property, equipment, and software, net	$10,032	$13,549

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

For the three and six months ended June 30, 2020, depreciation and amortization expense on property, equipment, and software was immaterial. For the three and six months ended June 30, 2021, depreciation and amortization expense on property, equipment, and software was $0.9 million and $1.7 million, respectively. Capitalized internally developed software balances, net of accumulated amortization, were $6.0 million and $8.2 million as of December 31, 2020 and June 30, 2021, respectively.
Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,	June 30,
	2020	2021
Accrued expenses	$10,974	$29,884
Accrued payroll	13,834	19,368
Loan servicing liabilities (at fair value)	8,254	11,883
Trailing fee liability (at fair value)	1,276	2,513
Other liabilities	1,331	6,731
Total accrued expenses and other liabilities	$35,669	$70,379

9.Borrowings

The following table presents the aggregate principal outstanding of all loans mentioned in this note that are included in the condensed consolidated balance sheets:

	Borrowings
	December 31,	June 30,
	2020	2021
Term loan	$15,000	$—
Revolving credit facility	5,500	—
Warehouse credit facility	34,994	2,727
Risk retention funding loans	7,187	3,330
Total payments due	62,681	6,057
Unamortized debt discount	(55)	—
Total borrowings	$62,626	$6,057
Term Loan

In October 2018, the Company and UNI entered into a mezzanine loan and security agreement to obtain a term loan of up to $15.0 million (the “Mezzanine Loan”). The Mezzanine Loan bears interest at the greater of prime rate plus 5.25% or 10.00% per annum, payable monthly. The principal balance was due upon maturity on October 1, 2021.
In June 2021, the Company repaid in full the $15.0 million principal balance outstanding under the Mezzanine Loan, plus accrued interest and prepayment fees, and terminated the Mezzanine Loan. In connection with the termination, the Company recognized the remaining unamortized debt discount and recognized an immaterial loss on debt extinguishment.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Revolving Credit Facility

In September 2018, the Company and UNI entered into a revolving credit facility with a third-party lender for up to $5.5 million (the “UNI Credit Facility”). The UNI Credit Facility bears floating interest at the greater of prime rate plus 1.00% or 4.25% annum, payable monthly, subject to a monthly minimum interest requirement prior to maturity. The UNI Credit Facility had an original termination and maturity date of June 1, 2020. In 2020, the parties agreed to extend the maturity date of the UNI Credit Facility to June 1, 2021. In June 2021, the Company repaid in full the $5.5 million of outstanding principal, plus accrued interest, under the UNI Credit Facility and did not renew such facility.

Warehouse Credit Facility

In November 2015, the Company’s consolidated VIE, Upstart Loan Trust (“ULT”), entered into a revolving credit and security agreement with a third-party lender (the “ULT Warehouse Credit Facility”). The credit and security agreement for the ULT Warehouse Credit Facility was amended and restated in its entirety in May 2020 and further amended in June 2021. Under the revolving credit and security agreement, as amended from time to time, ULT may borrow up to $100.0 million (subject to a borrowing base capacity) until the earlier of June 15, 2023 or the occurrence of an accelerated amortization event. An accelerated amortization event includes, but are not limited to, failure to satisfy certain loan performance metrics or the occurrence of an event of default. The proceeds may only be used to purchase unsecured personal loans from Upstart’s platform and to pay fees and expenses related to the credit facility. The ULT Warehouse Credit Facility matures on the earlier of June 15, 2024 or acceleration of the facility following an event of default, upon which date 100% of the outstanding principal amount, together with any accrued and unpaid interest, becomes due and payable. The entire amount of the outstanding principal and interest may be prepaid at any time without penalty. The ULT Warehouse Credit Facility bears a floating interest rate of LIBOR (“ the Benchmark Rate”) plus a spread ranging from 1.90% to 4.00% per annum, due and payable monthly in arrears. In the event that LIBOR ceases to be available, the Benchmark Rate will be replaced with an alternative rate such as the Secured Overnight Financing Rate. The Company is subject to additional interest payments under a minimum utilization requirement of $30 million. The maximum advance rate under the ULT Warehouse Credit Facility on outstanding principal of loans held by ULT was 80% as of December 31, 2020 and 85% June 30, 2021.

The ULT Warehouse Credit Facility contains certain financial covenants. As of December 31, 2020 and June 30, 2021, ULT was in compliance with all applicable covenants under the ULT Warehouse Credit Facility. The creditors of ULT have no recourse to the general credit of the Company, except for certain limited obligations of ULT to its creditors that are guaranteed by the Company. The Company does not guarantee the credit performance of the loans owned by ULT, and the loans and other assets owned by ULT are not available to settle the claims of creditors of the Company.

The following table includes the aggregate balances held by ULT that were pledged as collateral for the ULT Warehouse Credit Facility and included in loans at fair value and restricted cash in the condensed consolidated balance sheets, respectively:

	ULT Warehouse Credit Facility
	December 31, 2020	June 30, 2021
Outstanding borrowings	$34,994	$2,727
Aggregate outstanding principal of loans pledged as collateral	59,709	6,470
Aggregate fair value of loans purchased and held by ULT	60,231	26,741
Restricted cash pledged as collateral	11,270	28,974

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Risk Retention Funding Loans

In October 2018, Upstart RR Funding 2018-2, LLC (the “2018-2 RR entity”), a consolidated VIE of UNI, entered into a loan and security agreement (the “2018-2 RR Financing Agreement”) to finance the Company’s risk retention balance in the Upstart Securitization Trust 2018-2. Under this agreement, the balance borrowed by the 2018-2 RR entity has an interest rate of 4.00% per annum and is repaid using cash proceeds received by the 2018-2 RR entity as part of monthly cash distributions from the 2018-2 securitization on securitization notes and residual certificates. As of December 31, 2020, the outstanding principal balance under the 2018-2 RR Financing Agreement was immaterial. In April 2021, the Company repaid the outstanding principal and accrued interest in full.

In September 2019, Upstart RR Funding 2019-2, LLC (the “2019-2 RR entity”), a consolidated VIE of UNI, entered into a loan and security agreement (the “2019-2 RR Financing Agreement”) to finance the Company’s risk retention balance in the Upstart Securitization Trust 2019-2. Under this agreement, the balance borrowed by the 2019-2 RR entity has an annual interest rate of 4.33% and is repaid using cash proceeds received by the 2019-2 RR entity as part of monthly cash distributions from the 2019-2 securitization on securitization notes and residual certificates. As of December 31, 2020 and June 30, 2021, the outstanding principal balance under the 2019-2 RR Financing Agreement was $6.6 million and $3.3 million, respectively.

The borrowings are solely the obligations of the 2018-2 RR entity and 2019-2 RR entity, respectively, and the Company is not obligated thereon. The securities and other assets owned by each RR entity are not available to settle the claims of creditors of the Company. Assets pledged as collateral for the risk retention funding loans include $12.6 million and $8.7 million of securities held for risk retention for the 2018-2 and 2019-2 securitization transactions, included in notes receivables and residual certificates on the condensed consolidated balance sheets as of December 31, 2020 and June 30, 2021, respectively.

The following table summarizes the aggregate amount of maturities of all borrowings as of June 30, 2021:

June 30, 2021
Remainder of 2021	$—
2022	—
2023	3,330
2024	2,727
2025	—
Total	$6,057

10.Common Stock and Common Stock Warrants
Common Stock

In December 2020, the Company's amended and restated certificate of incorporation became effective, which authorized the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share.

The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31,	June 30,
	2020	2021
Options issued and outstanding	19,600,223	18,626,100
RSUs outstanding	—	1,187,427
Shares available for future issuance under 2020 plan	2,537,181	10,249,442
Shares available for issuance under ESPP	—	2,113,140
Warrants to purchase common stock	75,000	—
Total	22,212,404	32,176,109
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

On December 31, 2020, the repurchase clause for the warrant expired resulting in the fair market value of the stock warrants to purchase 75,000 shares reclassified from liability to equity on the condensed consolidated balance sheets. On January 13, 2021, the warrant holder net exercised the warrant resulting in 72,407 common shares issued by the Company. As of June 30, 2021 no common stock warrants were outstanding.

11.Equity Incentive Plans
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

The 2020 Equity Incentive Plan authorizes granting of ISOs, NSOs, stock appreciation rights, restricted stock, restricted stock units, or RSUs, and performance awards. As of June 30, 2021, the Company is authorized to issue up to 10,249,442 shares of common stock under the 2020 Equity Incentive Plan. In addition, the 2020 Equity

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Incentive Plan also includes any shares subject to awards granted under our 2012 Equity Incentive Plan that, on or after December 15, 2020, expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by us for payment of an exercise price or for satisfying tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest. The maximum number of shares that may be added to the 2020 Equity Incentive Plan pursuant to outstanding awards under the 2012 Equity Incentive Plan is 15,000,000 shares. The number of shares available for issuance under our 2020 Equity Incentive Plan also includes an annual increase on the first day of each fiscal year beginning with the 2021 in an amount equal to the lesser of 15,000,000 shares or 5% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year.

In connection with the Company’s acquisition of Prodigy, the Company assumed the Prodigy Software, Inc. 2015 Stock Incentive Plan (the “Prodigy Plan”), under which certain unvested options under the Prodigy Plan were assumed by the Company. The assumed options are subject to the same terms and conditions that were applicable to them under the Prodigy Plan, except that (i) the assumed options relate to shares of Upstart’s common stock, and (ii) the number of shares of Upstart’s common stock was the result of an adjustment based upon a ratio as described further in the Registration Statement on Form S-8 filed with the SEC on April 16, 2021.
Stock Options

The following table summarized stock option activity for the six months ended June 30, 2021:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2020	19,600,223	$4.27	6.8	$ 715,084
Options granted	606,830	$104.82
Options assumed upon acquisition	23,494	$9.06
Options exercised	(1,284,977)	$2.28
Options cancelled and forfeited	(319,470)	$6.80
Balances at June 30, 2021	18,626,100	$7.64	6.4	$2,184,219
Options exercisable – June 30, 2021	11,421,423	$1.99	5.0	$1,403,759
Options vested and expected to vest – June 30, 2021	18,331,294	$7.22	6.4	$2,157,331

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of June 30, 2021. The aggregate intrinsic value of options exercised for the six months ended June 30, 2020 and 2021, was $0.8 million and $122.7 million, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2020 and 2021, was $5.31 and $62.16 per share, respectively. The weighted-average fair value of options assumed in connection with an acquisition was $74.84 per share for the six months ended June 30, 2021. The total fair value of options vested for the six months ended June 30, 2020 and 2021, was $2.3 million and $12.3 million, respectively.

In May 2021, the Company amended an employee stock option agreement which resulted in a modification of the vesting of a certain number of option shares. The Company valued the amended stock options as of the modification date. Based on the Black-Scholes option pricing model fair value, incremental stock-based compensation expense of $4.4 million resulting from the modification was recognized during the three and six months ended June 30, 2021.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

As of June 30, 2021, total unrecognized stock-based compensation expense related to unvested stock options was $70.3 million, which is expected to be recognized over a remaining weighted-average period of 2.2 years.
Restricted Stock Units

During the six months ended June 30, 2021, the Company began granting RSUs to employees and nonemployees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over four years. The following table summarized RSU activity for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2020	—
RSUs granted	1,217,420	$107.81
RSUs vested	(6,480)	$102.52
RSUs cancelled and forfeited	(23,513)	$92.77
Unvested at June 30, 2021	1,187,427

As of June 30, 2021, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $119.4 million, which is expected to be recognized over a remaining weighted-average period of 3.3 years.
Restricted Stock

In connection with the Prodigy acquisition, 82,201 shares of the Company’s restricted stock were issued to certain Prodigy employees. The restricted stock is subject to restrictions which lapse on a quarterly basis over two years. Refer to “Note 6. Acquisitions” for further information.

The following table summarized Restricted Stock activity for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2020	—
Restricted	82,201	$121.65
Vested	—	$—
Unvested at June 30, 2021	82,201

As of June 30, 2021, total unrecognized stock-based compensation expense related to restricted stock was $9.0 million, which is expected to be recognized over a remaining weighted-average period of 1.8 years.
2020 Employee Stock Purchase Plan

In October 2020, our Board of Directors adopted, and in November 2020 our Board of Directors amended and our stockholders approved, our ESPP which was effective on December 14, 2020. Our ESPP provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year, except the first offering period commenced on December 16, 2020 and will end on the first trading day on or before August 15, 2021. The second offering period will commence on the last trading day on or after August 15, 2021. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

on the exercise date. As of June 30, 2021, the maximum number of shares of common stock that can be issued under the employee stock purchase plan was 2,113,140 shares, in addition to any automatic annual evergreen increase. As of June 30, 2021, no shares of common stock have been purchased under the ESPP.

As of June 30, 2021, total unrecognized stock-based compensation expense related to the ESPP was $1.0 million, which is expected to be recognized over a remaining weighted-average period of 0.1 years.
Fair Value of Awards Granted

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

Fair Value of Common Stock–Prior to the completion of the IPO, the fair value of the shares of common stock was determined by the Company’s Board of Directors as there was no public market for the Company’s common stock. After the completion of the IPO, the fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the Nasdaq Global Select Market.

Expected Term–The expected term represents the period that the Company’s stock options are expected to be outstanding. The Company determined the expected term for employee stock options based on historical terminations and exercise behavior, which factors in an extended post-termination exercise provision for vested awards for certain employees that provide more than three years of service to the Company. The Company uses the contractual term for all nonemployee awards.

Volatility–Because the Company does not have an active trading market for its common stock for a sufficient period of time, the expected volatility is estimated based on the average volatility for comparable publicly-traded companies, over a period equal to the expected term of the stock option grants.

Risk-free Interest Rate–The risk-free interest rate assumption is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

Dividends–The Company has never paid dividends on its common stock and does not anticipate paying dividends on common stock. Therefore, the Company uses an expected dividend yield of zero.

The following assumptions were used to estimate the fair value of options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Expected term (in years)	5.3– 10.0	*	5.3 – 10.0	5.3 – 6.9
Expected volatility	65.97% – 71.80%	*	53.23% – 71.80%	63.12% – 65.01%
Risk-free interest rate	0.37% – 0.82%	*	0.37% – 1.50%	0.62% – 1.14%
Dividend yield	—%	*	—%	— %
* No options were granted during the three months ended June 30, 2021.

The following assumptions were used to estimate the fair value of the Company’s ESPP for the initial offering period:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Six Months Ended June 30,
2021
Expected term (in years)	0.6
Expected volatility	61.65%
Risk-free interest rate	0.09%
Dividend yield	—%
Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its condensed consolidated statements of operations and comprehensive income (loss) for employees and nonemployees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Sales and marketing	$405	$1,427	$689	$2,180
Customer operations	205	1,624	404	2,376
Engineering and product development	1,112	12,472	2,038	16,779
General, administrative, and other	797	5,663	1,353	8,473
Total	$2,519	$21,186	$4,484	$29,808

Stock-based compensation expense by award type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Stock options	$2,519	$11,265	$4,484	$16,385
RSUs	—	7,094	—	8,539
ESPP	—	1,779	—	3,836
Restricted Stock	—	1,048	—	1,048
Total	$2,519	$21,186	$4,484	$29,808

12.Leases

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

As of June 30, 2021, future minimum non-cancelable lease payments are as follows:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Operating Leases
Remainder of 2021	$2,408
2022	5,221
2023	5,516
2024	2,567
2025	1,579
Thereafter	2,417
Total undiscounted lease payments	19,708
Less: Present value adjustment	(1,930)
Operating lease liabilities	$17,778

As of June 30, 2021, the Company does not have any operating leases which are yet to commence.

As of June 30, 2021 the Company did not have any material finance leases. The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance and parking fees, were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial for the periods presented. Operating lease expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Rent expense	$1,303	$1,467	$2,572	$2,995
Variable lease payments	$348	$362	$704	$661

Supplemental information related to the Company’s operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Cash paid for amounts included in the measurement of lease liabilities	$1,035	$1,075	$2,046	$2,132
Total right-of-use assets capitalized	$187	$—	$187	$—

Supplemental cash flow and noncash information related to the Company’s operating leases was as follows:

June 30,
2021
Weighted average remaining lease term (in years)	4.18
Weighted average discount rate	5.06%

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

13.Commitments and Contingencies
Loan Purchase Obligation

Under the Company’s loan agreements with certain bank partners, the banks retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the unpaid principal balance, plus accrued interest, at the conclusion of the required holding period. As of December 31, 2020 and June 30, 2021, the total loan purchase commitment included outstanding principal balance of $39.3 million and $24.6 million, respectively.
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

The maximum potential amount of future payments associated under this obligation is the outstanding balances of the loans sold to the investors, which at December 31, 2020 and June 30, 2021, is $5,180.7 million and $8,153.6 million, respectively. The Company recognizes a liability for the repurchase obligation based on historical experience when the loans are issued. The liability is subsequently remeasured when a related loss is probable and can be reasonably estimated. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial historically. The Company has recorded contingent liabilities as of December 31, 2020 and June 30, 2021 of immaterial amounts to cover estimated future obligations related to these contractual terms. These amounts are included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.
Legal

From time to time the Company is subject to, and it is presently involved in, litigation and other legal proceedings. Accounting for contingencies requires the Company to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2020 and June 30, 2021, no loss contingency has been recorded in connection with legal proceedings arising in the ordinary course of business.
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

14.Income Taxes

The Company’s effective tax rates for the three and six months ended June 30, 2020 and 2021, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Provision (benefit) for income taxes	$—	$(988)	$—	$(767)
Effective Tax Rate	—%	(3.33)%	—%	(1.92)%
The Company's effective tax rate is calculated by dividing total income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests. The decrease in the effective tax rate for the six months ended June 30, 2021 compared to prior quarter was primarily driven by an increase in stock based compensation related expenses. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowance on the Company’s deferred tax assets as it is more likely than not that some or all of these deferred tax assets will not be realized. In addition, an income tax benefit was recorded in the quarter primarily from a partial valuation allowance release on the Company's deferred tax assets due to net deferred tax liabilities originating from acquisitions in the three months ended June 30, 2021.

The tax benefit of $0.8 million recorded for the six months ended June 30, 2021 is primarily related to the release of valuation allowance related to the acquisition of Prodigy. The release of valuation allowance is attributable to ASC 805-740-30-3, acquisitions with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of approximately $1.8 million during the six months ended June 30, 2021 that had previously been offset by a valuation allowance.

15.Related Party Transactions

Since the Company’s inception, it has engaged in various transactions with its executive officers and directors, holders of more than 10% of its voting securities, and their affiliates.

A related party investor and its affiliates also participated in securitization transactions co-sponsored and serviced by the Company in the six months ended June 30, 2020 by contributing loans and purchasing securitization notes or residual certificates.

16.Net Income (Loss) Per Share Attributable to Upstart Holdings, Inc. Common Stockholders

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Numerator:
Net income (loss) attributable to Upstart Holdings, Inc. common stockholders	$(6,193)	$37,284	$(4,713)	$47,386
Denominator:
Weighted-average common shares outstanding used to calculate net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, basic	14,657,399	76,674,129	14,641,333	75,160,037
Weighted-average effect of dilutive securities	—	18,127,994	—	18,033,116
Weighted-average common shares outstanding used to calculate net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, diluted	14,657,399	94,802,123	14,641,333	93,193,153

Net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, basic	$(0.42)	$0.49	$(0.32)	$0.63
Net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, diluted	$(0.42)	$0.39	$(0.32)	$0.51

The following securities were excluded from the computation of diluted net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders for the periods presented, because including them would have been anti-dilutive for the three and six months ended June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Convertible preferred stock	47,349,577	—	47,349,577	—
Options to purchase common stock	18,853,815	451,493	18,853,815	500,065
Unvested RSUs	—	262,914	—	1,117,330
Warrants to purchase convertible preferred stock	600,208	—	600,208	—
Warrants to purchase common stock	319,669	—	319,669	—
Total	67,123,269	714,407	67,123,269	1,617,395

17.Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2021, through August 12, 2021, the date which the condensed consolidated financial statements were available to be issued. Based on the evaluation, the Company has determined no subsequent events were required to be recognized or disclosed.

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

Our bank partners can retain loans that align with their business and risk objectives. For loans that are not retained by our bank partners, we help diversify the funding of these loans to a broad base of institutional investors that invest in Upstart-powered loans. Over the last few years, the percentage of loans funded through our balance sheet has generally decreased, while the percentage of loans purchased by institutional investors has generally increased.
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

We also charge the holder of the loan (either a bank or institutional investor) an ongoing annualized servicing fee based on the outstanding principal over the lifetime of the loan for ongoing servicing of the loan. In addition, we earn a small portion of our revenue from interest income and gains received through our securitization programs.

Loans on our platform today are predominantly sourced from Upstart.com. For these loans, we incur variable costs in the form of borrower acquisition costs and borrower verification and servicing costs. Borrower acquisition costs and borrower verification and servicing costs are highly correlated with the Transaction Volume,

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Number of Loans on our platform and trended upwards. We source a small number of loans directly through bank partners for which we receive no referral fee and incur no acquisition cost. The continued improvements to our level of automation and Conversion Rate achieved through our increasingly sophisticated risk models and our evolving channel mix contribute to improving loan unit economics over time.
COVID-19 Pandemic Impact

Starting in the second half of March 2020, the COVID-19 pandemic impacted origination volumes on our platform. The rapid rise in unemployment in the United States led to a reduction in originations by bank partners and a temporary pause in loan funding from institutions and capital markets. These factors collectively resulted in an 86% reduction in the Transaction Volume, Number of Loans and a 73% reduction in revenue in the second quarter of 2020 compared to the first quarter of 2020.

Beginning in June 2020, origination volumes recovered quickly and have grown since then. For the three months ended June 30, 2021, the Transaction Volume, Number of Loans was 286,864, representing a 2,315% increase compared to the Transaction Volume, Number of Loans in the three months ended June 30, 2020.

During the peak of the COVID-19 pandemic, we made certain operational changes, including temporary reductions in our marketing activities and certain operational expenses. In order to support borrowers suffering from income loss due to the pandemic, Upstart also worked with its bank partners to offer hardship plans that, among other things, allowed affected borrowers to defer loan payments for up to two months. At the peak, approximately 5.6% of borrowers on our platform had enrolled in a hardship program, less than half the rate of online lending industry benchmarks. As of June 30, 2021, approximately 95% of those impacted borrowers have exited the hardship program and resumed making loan payments. Due to the strength of our AI models, the COVID-19 pandemic has had a minimal impact on the credit performance of Upstart-powered loans, including those originated prior to the second quarter of 2020.

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
Product Expansion and Innovation

We intend to continue developing new financial products that address a broader set of consumer needs over time. In the third quarter of 2020, we announced our entry into the auto lending market and in April 2021, we acquired Prodigy Software, Inc. (“Prodigy”), a leader in automotive commerce software solutions. Prodigy provides a modern multi-channel car buying experience, helping dealerships serve consumers with a holistic software solution that integrates legacy systems. In addition to modernizing the car buying experience, Prodigy will help bring Upstart's AI enabled auto loans to dealerships across the country where the vast majority of auto loans are transacted.

We believe that significant growth opportunities exist to apply our evolving technology to additional segments of credit, such as credit cards, mortgages, student loans, small business loans, point-of-sale loans and HELOCs. In addition, we aim to serve a broader role of technology enablement for banks, which we believe will seek more comprehensive technology solutions from their suppliers. We will incur expenses and opportunity cost to develop and launch new products. Monetization prospects for new products are uncertain, and costs associated with integrating, developing and marketing new products might not be recovered, which could weigh on our top-line growth and profitability.
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
Key Operating and Non-GAAP Financial Metrics

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Transaction Volume, Dollars	$163,930	$2,795,089	$1,286,494	$4,523,688
Transaction Volume, Number of Loans	11,876	286,864	96,090	456,610
Conversion Rate	8.7%	24.4%	13.1%	23.4%
Percentage of Loans Fully Automated	58%	71%	69%	71%
Contribution Profit(1)	$4,256	$96,670	$29,916	$152,455
Contribution Margin(1)	32%	52%	37%	50%
Adjusted EBITDA	$(3,121)	$59,495	$550	$80,494
Adjusted EBITDA Margin(1)	(18)%	31%	1%	26%
Adjusted Net Income (Loss)(1)	$(3,674)	$58,487	$(229)	$78,431
Adjusted Net Income (Loss) per Share:
Basic(1)	$(0.25)	$0.76	$(0.02)	$1.04
Diluted(1)	$(0.25)	$0.62	$(0.02)	$0.84
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
Percentage of Loans Fully Automated

A key driver of our Contribution Margin and operating efficiency is the Percentage of Loans Fully Automated, which is defined as the total number of loans in a given period originated end-to-end (from initial rate request to final funding) with no human involvement divided by the Transaction Volume, Number of Loans in the same period. We have been successful in increasing the level of loan automation on the platform over the past few years while simultaneously holding fraud rates constant and at very low levels. We believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. We expect the Percentage of Loans Fully Automated to level off and remain relatively stable in the long term, however the expansion of our loan offerings beyond unsecured personal loans, including auto loans, may cause fluctuations of such percentage from quarter to quarter depending on the loan offering mix.

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

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Referral fees, net	4,597	$115,318	$42,816	$189,071
Platform fees, net	3,015	53,762	25,026	86,962
Servicing fees, net	5,693	18,217	13,476	27,434
Revenue from fees, net	13,305	187,297	81,318	303,467
Borrower acquisition costs(1)	(3,578)	70,932	(38,281)	117,055
Borrower verification and servicing costs(2)	(5,471)	19,695	(13,121)	33,957
Total direct expenses	(9,049)	90,627	(51,402)	151,012
Contribution Profit	$4,256	$96,670	$29,916	$152,455
Contribution Margin	32%	52%	37%	50%
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

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

We define Adjusted Net Income (Loss) as net income exclusive of stock-based compensation expense and acquisition-related costs. Adjusted Net Income (Loss) Per Share is calculated by dividing Adjusted Net Income (Loss) Per Share by the weighted-average common shares outstanding. See the section titled “Management’s

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income (loss) attributable to Upstart Holdings, Inc. common stockholders to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Share.

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

Interest Income and Fair Value Adjustments, Net

Interest income and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments held on our consolidated balance sheets as part of our ongoing operating activities, excluding loan servicing assets and liabilities, and historically common stock warrant liabilities and convertible preferred stock warrant liabilities. Interest income and fair value adjustments, net also includes gains received through our securitization programs. Interest income and fair value adjustments, net also historically included the full amount of net interest income and expense incurred by consolidated variable interest entities, or VIEs, the majority of which has been historically allocated to third parties in the line item net loss attributable to noncontrolling interests on our consolidated statements of operations and comprehensive income (loss). Interest income and fair value adjustments, net can fluctuate based on the fair value of financial instruments held on our consolidated balance sheets. This amount has historically been a small percentage of our total revenue, and we do not manage our business with a focus on growing this component of revenue.

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
General, Administrative and Other

General, administrative and other expenses consist primarily of payroll and other personnel-related expenses, including stock-based compensation expense, for legal and compliance, finance and accounting, human resources and facilities teams, as well as depreciation and amortization of property, equipment, software, and intangibles, professional services fees, facilities and travel expenses. These costs are recognized in the period incurred. Following the completion of our initial public offering in December 2020, our general, administrative and other expenses increased as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our general and administrative function to support the further growth of our business. As a result, we expect that our general, administrative and other expenses will increase in absolute dollars but may fluctuate as a percentage of our total revenue from period to period.
Other Income (Expense)

Other income (expense) primarily consists of dividend income earned on our unrestricted cash balances. Other income (expense) is recognized in the period earned. In March 2021, we voluntarily repaid the proceeds received under the Paycheck Protection Program (“PPP”). The repayment is included as an other expense for the six months ended June 30, 2021. For additional details, refer to “Note 1. Description of Business and Significant Accounting Policies” of our consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Income (Expense) on Warrants and Other Non-Operating Expenses

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Income (expense) on warrants and other non-operating expenses is primarily comprised of the net changes in the fair value of our common and convertible preferred stock warrant liabilities for the three and six months ended June 30, 2020 and interest expense for the three and six months ended June 30, 2021.
Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Revenue:
Revenue from fees, net	$13,305	$187,297	$81,318	$303,467
Interest income and fair value adjustments, net	4,048	6,649	29	11,824
Total revenue	17,353	193,946	81,347	315,291
Operating expenses:
Sales and marketing(1)	5,436	75,916	41,388	125,292
Customer operations(1)	6,621	24,164	15,432	41,552
Engineering and product development(1)	7,667	31,431	14,685	50,419
General, administrative, and other(1)	9,017	26,141	20,677	46,160
Total operating expenses	28,741	157,652	92,182	263,423
Income (loss) from operations	(11,388)	36,294	(10,835)	51,868
Other income (expense)	5,297	15	5,447	(5,218)
Income (expense) on warrants and other non-operating expenses, net	(18)	(13)	271	(31)
Net income (loss) before income taxes	(6,109)	36,296	(5,117)	46,619
Provision (benefit) for income taxes	—	(988)	—	(767)
Net income (loss) before attribution to noncontrolling interests	(6,109)	37,284	(5,117)	47,386
Net income (loss) attributable to noncontrolling interests	84	—	(404)	—
Net income (loss) attributable to Upstart Holdings, Inc. common stockholders	$(6,193)	$37,284	$(4,713)	$47,386
________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Sales and marketing	$405	$1,427	$689	$2,180
Customer operations	205	1,624	404	2,376
Engineering and product development	1,112	12,472	2,038	16,779
General, administrative, and other	797	5,663	1,353	8,473
Total stock-based compensation	$2,519	$21,186	$4,484	$29,808

Revenue
Revenue from Fees, Net

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table set forth our revenue from fees, net in the periods shown:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
Platform and referral fees, net	$7,612	$169,080	$161,468	2,121%	$67,842	$276,033	$208,191	307%
Servicing fees, net	5,693	18,217	12,524	220%	13,476	27,434	13,958	104%
Total revenue from fees, net	$13,305	$187,297	$173,992	1,308%	$81,318	$303,467	$222,149	273%

Revenue from fees, net increased $174.0 million, or 1,308%, in the three months ended June 30, 2021, compared to the same period in 2020, which included an increase of $161.5 million in revenue from platform and referral fees, net and an increase of $12.5 million in servicing fees, net. The increase of the platform and referral fees, net was primarily driven by a 2,315% increase in the Transaction Volume, Number of Loans from 11,876 in the three months ended June 30, 2020 to 286,864 in the same period in 2021 as well as an increase in prices of our services in response to the market conditions caused by the COVID-19 pandemic. The increase in the servicing fees, net was primarily due to an 111% increase in the outstanding principal of serviced loans, as well as a downward revaluation to the net liability of our servicing obligation.

Revenue from fees, net increased $222.1 million, or 273%, in the six months ended June 30, 2021, compared to the same period in 2020, which included an increase of $208.2 million in revenue from platform and referral fees, net and an increase of $14.0 million in servicing fees, net. The increase of the platform and referral fees, net was primarily driven by a 375% increase in the Transaction Volume, Number of Loans from 96,090 in the six months ended June 30, 2020 to 456,610 in the same period in 2021 as well as an increase in prices of our services in response to the market conditions caused by the COVID-19 pandemic. The increase in the servicing fees, net was primarily due to an 89% increase in the outstanding principal of serviced loans, as well as a downward revaluation to the net liability of our servicing obligation.
Interest Income and Fair Value Adjustments, Net

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
Operating entities(1):
Interest income	$5,529	$3,231	$(2,298)	(42)%	$10,854	$6,287	$(4,567)	(42)%
Interest expense	(1,436)	(1,448)	(12)	(1)%	(3,338)	(2,410)	928	28%
Fair value adjustments, net	(2,577)	4,602	7,179	279%	(7,000)	7,295	14,295	204%
Other consolidated entities(2):
Interest income	2,195	314	(1,881)	(86)%	6,053	664	(5,389)	(89)%
Interest expense	(824)	(49)	775	94%	(2,177)	(117)	2,060	95%
Fair value adjustments, net	1,161	(1)	(1,162)	100%	(4,363)	105	4,468	102%
Total Company:
Interest income	7,724	3,545	(4,179)	(54)%	16,907	6,951	(9,956)	(59)%
Interest expense	(2,260)	(1,497)	763	34%	(5,515)	(2,527)	2,988	54%
Fair value adjustments, net	(1,416)	4,601	6,017	425%	(11,363)	7,400	18,763	165%
Total interest income and fair value adjustments, net	$4,048	$6,649	2,601	64%	$29	$11,824	11,795	40,672%
________
(1) Consist of balances recognized by entities participating in ongoing operating activities of the Company, including warehouse entities.
(2) Consists of balances recognized by other entities, including securitization entities.

Interest income and fair value adjustments, net increased $2.6 million, or 64%, in the three months ended June 30, 2021, compared to the same period in 2020. The increase was driven by a $6.0 million increase in fair value adjustments, net partially offset by a $0.8 million decrease in interest expense, partially offset by a decrease in interest income of $4.2 million. The increase of the fair value adjustments was primarily attributable to a reversal of negative fair value adjustments recognized largely due to market changes as a result of the COVID-19 pandemic in the second quarter of 2020 in operating entities and $2.8 million of gains received through our securitization programs. Interest income and interest expense recognized by other consolidated entities decreased due to the deconsolidation of the 2018-1 securitization which occurred in the second quarter of 2020. Finally, our operating entities held a smaller loan portfolio in the second quarter of 2021, which resulted in decreases of both interest income and interest expense associated with borrowings under the credit facility. The deconsolidation of the 2018-1 securitization was a result of the expiration of the related risk retention requirements, which caused us to conclude that we are no longer the primary beneficiary. For additional details, refer to “Note 3. Securitizations and Variable Interest Entities” of our consolidated financial statements in Part I, Item 1 of this Form 10-Q.

For the six months ended June 30, 2021, interest income and fair value adjustments, net increased $11.8 million, or 40,672%, compared to the same period in 2020. The increase was driven by a $18.8 million increase in fair value adjustments, net and a $10.0 million decrease in interest income, partially offset by a $3.0 million decrease in interest expense. The increase of the fair value adjustments was primarily attributable to a reversal of negative fair value adjustments recognized largely due to market changes as a result of the COVID-19 pandemic in the first half of 2020 by both operating and other consolidating entities and $5.6 million of gains received through our securitization programs. Interest income and interest expense recognized by other consolidated entities decreased due to the deconsolidation of the 2018-1 securitization which occurred in the second quarter of 2020. Finally, our operating entities held a smaller loan portfolio in the first half of 2021, which resulted in decreases of both interest income and interest expense associated with borrowings under the credit facility. The deconsolidation of the 2018-1 securitization was a result of the expiration of the related risk retention requirements, which caused us to conclude

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
that we are no longer the primary beneficiary. For additional details, refer to “Note 3. Securitizations and Variable Interest Entities” of our consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
Sales and marketing	$5,436	$75,916	$70,480	1,297%	$41,388	$125,292	$83,904	203%
% of revenue	31%	39%			51%	40%

Sales and marketing expenses increased by $70.5 million, or 1,297%, in the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to a $67.4 million increase in advertising and other traffic acquisition cost partially attributable to a temporary reduction in sales and marketing expenditures due to the COVID-19 pandemic during the first half of 2020, as well as a $3.1 million increase in payroll and other personnel-related expenses driven by increased headcount. As a percentage of total revenue, sales and marketing expenses increased from 31% to 39%.

Sales and marketing expenses increased by $83.9 million, or 203%, in the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to a $78.8 million increase in advertising and other traffic acquisition cost, as well as $4.7 million increase in payroll and other personnel-related expenses driven by increased headcount. As a percentage of total revenue, sales and marketing expenses decreased from 51% to 40%.

Customer Operations

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
Customer operations	$6,621	$24,164	$17,543	265%	$15,432	$41,552	$26,120	169%
% of revenue	38%	12%			19%	13%

Customer operations expenses increased by $17.5 million, or 265%, in the three months ended June 30, 2021, compared to the same period in 2020. The increase was primarily due to an increase of $10.2 million in payroll and other personnel-related expenses due to an increase in headcount as well as increased spending of $6.6 million in information verification and platform operations due to a growing volume of loans facilitated through our platform. As a percentage of total revenue, customer operations expenses decreased from 38% to 12%.
Customer operations expenses increased by $26.1 million, or 169%, in the six months ended June 30, 2021, compared to the same period in 2020. The increase was primarily due to an increase of $15.5 million in payroll and other personnel-related expenses due to an increase in headcount as well as increased spending of $9.2 million in information verification and platform operations due to a growing volume of loans facilitated through our platform. As a percentage of total revenue, customer operations expenses decreased from 19% to 13%.
Engineering and Product Development

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
Engineering and product development	$7,667	$31,431	$23,764	310%	14,685	50,419	35,734	243%
% of revenue	44%	16%			18%	16%

Engineering and product development expenses increased by $23.8 million, or 310%, For the three months ended June 30, 2021, compared to the same period in 2020. The increase was primarily due to an increase of $21.8 million in payroll and other personnel-related expenses driven by an increase in headcount, as well as a $1.8 million increase in spending on consultants and other engineering support services. As a percentage of total revenue, engineering and product development expenses decreased from 44% to 16%.

Engineering and product development expenses increased by $35.7 million, or 243%, for the six months ended June 30, 2021, compared to the same period in 2020. The increase was primarily due to an increase of $32.8 million in payroll and other personnel-related expenses driven by an increase in headcount, as well as a $2.7 million increase in spending on consultants and other engineering support services. As a percentage of total revenue, engineering and product development expenses decreased from 18% to 16%.
General, Administrative, and Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
General, administrative, and other	$9,017	$26,141	$17,124	190%	20,677	46,160	25,483	123%
% of revenue	52%	13%			25%	15%

General, administrative, and other expenses increased by $17.1 million, or 190%, in the three months ended June 30, 2021, compared to the same period in 2020. The increase was primarily due to an increase of $10.0 million in personnel-related costs as a result of increased headcount; an increase of $1.8 million in professional fees; an increase of $1.4 million in insurance costs; and an increase of $1.0 million in legal and compliance-related expenses. As a percentage of total revenue, general, administrative, and other expenses decreased from 52% to 13%.

General, administrative, and other expenses increased by $25.5 million, or 123%, For the six months ended June 30, 2021, compared to the same period in 2020. The increase was primarily due to an increase of $14.2 million in personnel-related costs as a result of increased headcount; an increase of $3.1 million in insurance costs; an increase of $2.3 million in legal and compliance-related expenses; and an increase of $2.1 million in professional fees. As a percentage of total revenue, general, administrative, and other expenses decreased from 25% to 15%.
Other Income (Expense)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
Other income (expense)	$5,297	$15	$(5,282)	(100)%	5,447	(5,218)	(10,665)	(196)%

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other income (expense) decreased by $5.3 million, or 100%, in the three months ended June 30, 2021, compared to the same period in 2020. The decrease was primarily due to the receipt of funds under the PPP loan totaling $5.3 million in the three months ended June 30, 2020.

In the six months ended June 30, 2021, other income (expense) decreased by $10.7 million, or 196%, compared to the same period in 2020. The decrease was primarily due to the receipt of funds under the PPP loan totaling $5.3 million in the six months ended June 30, 2020 coupled with our voluntary repayment of proceeds received from the PPP loan during six months ended June 30, 2021. We used the loan to mitigate the impact of the COVID-19 pandemic on our business in Q2 2020 and fully complied with the forgiveness requirements, including maintaining full employment through the significant transaction volume decline. Our business experienced a strong recovery later in 2020 and continued growing in the most recent quarter, which brought us to a conclusion that the funds received as part of the program were no longer needed for their original intent and should be repaid. We recognized the loan principal repayment as a reduction to other income (expense) totaling $5.3 million.

Income (Expense) on Warrants and Other Non-operating Expenses, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
Income (expense) on warrants and other non-operating expenses, net	$(18)	$(13)	5	28%	271	(31)	(302)	(111)%

Income (expense) on warrants and other non-operating expenses, net decreased by $0.3 million, or 111%, in the six months ended June 30, 2021, compared to the same period in 2020. The decrease was primarily a result of a $0.3 million increase in the fair value of warrants in the three and six months ended June 30, 2020. Our warrants were reclassified to equity in the fourth quarter of 2020 and exercised in January 2021. We had no warrants outstanding as of June 30, 2021.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Revenue from fees, net	$13,305	$187,297	$81,318	$303,467
Income from operations	(11,388)	36,294	(10,835)	51,868
Operating Margin	(86)%	19%	(13)%	17%
Sales and marketing, net of borrower acquisition costs(1)	$1,858	$4,984	$3,107	$8,237
Customer operations, net of borrower verification and servicing costs(2)	1,150	4,469	2,311	7,595
Engineering and product development	7,667	31,431	14,685	50,419
General, administrative, and other	9,017	26,141	20,677	46,160
Interest income and fair value adjustments, net	(4,048)	(6,649)	(29)	(11,824)
Contribution Profit	$4,256	$96,670	$29,916	$152,455
Contribution Margin	32%	52%	37%	50%
_________
(1)Borrower acquisition costs were $3.6 million and $70.9 million for the three months ended June 30, 2020 and 2021, respectively, and were $38.3 million and $117.1 million for the six months ended June 30, 2020 and 2021, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities.
(2)Borrower verification and servicing costs were $5.5 million and $19.7 million for the three months ended June 30, 2020 and 2021, respectively, and were $13.2 million and $34.0 million for the six months ended June 30, 2020 and 2021, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans.

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

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should be considered along with other operating and financial performance measures presented in accordance with GAAP. The following table provides a reconciliation of net income (loss) attributable to Upstart Holdings, Inc. common stockholders to Adjusted EBITDA and net income margin to Adjusted EBITDA Margin. We define Net Income Margin as net income (loss) attributable to Upstart Holdings, Inc. common stockholders divided by total revenue.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Total revenue	$17,353	$193,946	$81,347	$315,291
Net income (loss) attributable to Upstart Holdings, Inc. common stockholders	(6,193)	37,284	(4,713)	47,386
Net Income Margin	(36)%	19%	(6)%	15%
Adjusted to exclude the following:
Stock-based compensation	$2,519	$21,186	$4,484	$29,808
Depreciation and amortization	535	1,983	1,050	2,799
Income (expense) on warrants and other non-operating expenses(1)	18	13	(271)	31
Provision for income taxes	—	(988)	—	(767)
Acquisition-related costs	—	17	—	1,237
Adjusted EBITDA	$(3,121)	$59,495	$550	$80,494
Adjusted EBITDA Margin	(18)%	31%	1%	26%
_________
(1)Consists of fair value adjustments to our warrant liability for the three and six months ended June 30, 2020 and interest expense for the three and six months ended June 30, 2020 and 2021.

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

We define Adjusted Net Income (Loss) as net income exclusive of stock-based compensation expense and acquisition-related costs. Adjusted Net Income (Loss) Per Share is calculated by dividing Adjusted Net Income (Loss) Per Share by the weighted-average common shares outstanding. We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share are useful measures for investors in evaluating our ability to generate earnings, more readily compare between past and future periods, and provide comparability of our performance with the performance of other companies.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Net income (loss) attributable to Upstart Holdings, Inc. common stockholders	$(6,193)	$37,284	$(4,713)	$47,386
Adjusted to exclude the following:
Stock-based compensation	2,519	21,186	4,484	29,808
Acquisition-related costs	—	17	—	1,237
Adjusted Net Income (Loss)	$(3,674)	$58,487	$(229)	$78,431
Net income (loss) per share:
Basic	$(0.42)	$0.49	$(0.32)	$0.63
Diluted	$(0.42)	$0.39	$(0.32)	$0.51
Adjusted Net Income (Loss) per Share:
Basic	$(0.25)	$0.76	$(0.02)	$1.04
Diluted	$(0.25)	$0.62	$(0.02)	$0.84
Weighted-average common shares outstanding:
Basic	14,657,399	76,674,129	14,641,333	75,160,037
Diluted	14,657,399	94,802,123	14,641,333	93,193,153

Liquidity and Capital Resources

Since inception, we have financed our operations, corporate investments, and capital expenditures primarily through the sale of convertible preferred stock, term loans and draws on our revolving credit facilities, and cash generated from operations. We have also periodically issued convertible promissory notes, none of which were outstanding as of June 30, 2021. In December 2020, we completed our IPO which resulted in $167.4 million of proceeds, net of underwriting discounts and commissions, and before deducting deferred offering costs of $7.9 million. Deferred offering costs consisted primarily of incremental accounting, legal, and other fees related to the IPO. In April 2021, we completed a follow-on offering, in which 2,300,000 shares of common stock (including the exercise in full of the underwriters option to purchase 300,000 shares) were issued and sold at $120.00 per share. We received net proceeds of $263.9 million after deducting underwriting discounts and commissions of $11.0 million and offering expenses of $1.0 million. Offering expenses consisted of incremental accounting, legal, and other fees incurred related to the follow-on offering.

In June 2021 the UNI Credit Facility matured in which the outstanding principal balance of $5.5 million and accrued interest was due and paid in full, and we did not renew the UNI Credit Facility. In June 2021, we repaid in full the $15.0 million principal balance outstanding, plus accrued interest and prepayment fees, and terminated the Mezzanine Loan. As of June 30, 2021, our outstanding debt consists of borrowings from our warehouse credit facility, and amounts borrowed under a loan and security agreement to finance risk retention balances for a certain unconsolidated securitization we have sponsored, representing an aggregate principal balance of $6.1 million outstanding, none of which is due within the next 12 months. See “Note 9. Borrowings” in Part I, Item 1 of this Form 10-Q for further information.

As of June 30, 2021, our primary source of liquidity was cash of $506.3 million. Changes in the balance of cash are generally a result of working capital fluctuations or the timing of purchases of loans facilitated through our platform. To finance purchases of certain loans facilitated through our platform, we rely on our warehouse credit facility, which allows us to borrow up to an aggregate of $100.0 million through the special-purpose trust, or the

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
warehouse trust. Loans purchased by the trust are classified as held-for-sale and can be sold to third-party investors or in securitization transactions to generate additional liquidity. As of June 30, 2021, the amount borrowed under this credit facility was $2.7 million.

While we believe that our cash on hand and our cash flow from operations will be sufficient to meet our liquidity needs for at least the next 12 months, our future capital requirements will depend on multiple factors, including our revenue growth, working capital requirements, volume of loan purchases for product development purposes or during market downturns, and our capital expenditures. We may decide to raise additional capital through the sale of equity, equity-inked or debt securities or other debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Further, if we are unable to raise additional capital when our cash balances and cash generated by operations are insufficient to satisfy liquidity needs, our results of operations and financial condition would be materially and adversely impacted.

Warehouse Credit Facility

We have entered into a warehouse credit facility with a third-party lender through our warehouse trust, which is a consolidated VIE. The warehouse credit facility is used to fund purchases of personal whole loans originated by certain bank partners on our platform; the assets of the warehouse trust secure the borrowings provided by the warehouse lender and are not available to settle claims of our general creditors. The warehouse credit facility was amended and restated in its entirety in May 2020 and further amended in June 2021. The warehouse credit facility, with a borrowing limit of $100.0 million, matures in June 2024 when repayment of any outstanding principal, together with any accrued interest and unpaid interest, is due and payable. As of June 30, 2021, we have borrowed $2.7 million under the warehouse credit facility and may continue to borrow under the warehouse credit facility until June 2023. Our warehouse credit facility bears floating interest rates, payable on a monthly basis, and contain certain financial covenants. Failure to comply with these covenants may result in an acceleration of payment on outstanding principal and accrued interest. As of December 31, 2020 and June 30, 2021, we were in compliance with the applicable covenants under the warehouse credit facility.

Risk Retention Funding Loan

We obtained financing under a loan and security agreement to fund the purchase of securitization notes and residual certificates issued by certain of our consolidated VIEs in our sponsored securitization transactions. This purchase was made in the amount required to satisfy the requirements of U.S. risk retention regulations. The loan under this agreement bears interest at 4.33% per annum. Interest is paid using cash distributions received monthly on the related securitization notes and residual certificates held by this entity. As of June 30, 2021, the aggregate outstanding principal amount of the loan was $3.3 million. The borrowings are solely obligations of the related consolidated VIE and are not available to satisfy potential claims of our creditors.

Cash Flows

The following table summarizes our cash flows during the years indicated:

	Six Months Ended June 30,
	2020	2021
Net cash (used in) provided by operating activities	$(70,539)	$135,896
Net cash (used in) provided by investing activities	123,597	(39,699)
Net cash (used in) provided by financing activities	(37,396)	210,003
Net increase in cash and restricted cash	$15,662	$306,200

Net Cash from Operating Activities

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

Net cash provided by operating activities was $135.9 million for the six months ended June 30, 2021, which primarily consisted of a $62.0 million increase in net operating assets and liabilities, net income before attribution to noncontrolling interests of $47.4 million, stock-based compensation of $29.8 million, and a change in fair value financial instruments of $4.2 million. The increase in net operating assets and liabilities was mainly related to a $57.2 million increase in net proceeds from loans held-for-sale, $31.4 million increase in payable to investors, and a $23.8 increase in accrued expenses and other liabilities, partially offset by $38.3 million of purchases of loans held-for-sale and $19.7 decrease in other assets. The change in fair value of financial instruments was primarily related to a $4.2 million decrease in the fair value of servicing liabilities, and $1.0 million increase in the fair value of loans, partially offset by a $1.3 million decrease in the fair value of servicing assets.

Net cash used in operating activities was $70.5 million for the six months ended June 30, 2020, which primarily consisted of a $83.9 million decrease in net operating assets and liabilities, partially offset by a change in fair value of financial instruments of $14.3 million and stock-based compensation of $4.5 million. The decrease in net operating assets and liabilities was mainly related to $98.6 million of purchases of loans held-for-sale, partially offset by $18.7 million decrease in payable to investors. The change in fair value of financial instruments was primarily related to a $17.2 million decrease in the fair value of loans, partially offset by a $5.5 million increase in the fair value of payable to securitization note holders and residual certificate holders.

Net Cash from Investing Activities

Net cash used in investing activities was $39.7 million for the six months ended June 30, 2021 as a result of $42.5 million purchase of loans held-for-investment and cash paid for an acquisition, net of cash acquired, of $16.6 million, partially offset by $13.8 million principal payments received for notes receivable and repayments of residual certificates loans held-for-investment and $9.7 million net proceeds from sale of loans held-for-investment.

Net cash provided by investing activities was $123.6 million for the six months ended June 30, 2020 as a result of $88.1 million of net proceeds from sale of loans held-for-investment and $24.0 million of payments received for loans held by consolidated securitizations.

Net Cash from Financing Activities

Net cash provided by financing activities was $210.0 million for the six months ended June 30, 2021 as a result of $263.9 million proceeds from our secondary offering, which was partially offset by $62.5 million payment on borrowings.

Net cash used in financing activities was $37.4 million for the six months ended June 30, 2020 as a result of $86.8 million in payment on borrowings and $26.1 million payment on securitization notes and certificates, which was partially offset by $76.0 million in net proceeds from borrowings.
Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our principal commitments consist of obligations under our loan purchase agreements, debt obligations related to our warehouse credit facility and risk retention funding loan, purchase commitment, and operating leases

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
for office spaces. The following table summarizes our contractual obligations as of June 30, 2021 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Loan purchase obligations(1)	$24,612	$24,612	$—	$—	$—
Warehouse credit facility	2,727	—	2,727	—	—
Risk retention funding loan	3,330	—	3,330	—	—
Purchase commitment	34,000	—	15,000	19,000	—
Operating lease obligations	19,708	4,955	9,978	3,157	1,618
Total contractual obligations	$84,377	$29,567	$31,035	$22,157	$1,618
________
(1)Represents loans facilitated through our platform of which certain of our originating banks retain ownership for the duration of the holding period required by our contracts with the banks. This period is generally equal to three business days. We have committed to purchase the loans for the unpaid principal balance, plus accrued interest, at the conclusion of the required period.

For a discussion of our long-term debt obligations, operating lease obligations and loan repurchase agreement as of June 30, 2021, see “Note 9. Borrowings,” “Note 12. Leases,” and “Note 13. Commitments and Contingencies,” respectively, in Part I, Item 1 of this Form 10-Q for further information.

Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated VIEs, including our sponsored and co-sponsored securitization transactions, which we contractually service. We use these transactions to provide a source of liquidity to finance our business and to diversify our investor base. When required by law, we retained at least 5% of the credit risk of the securities issued in these securitizations. We provide additional information regarding transactions with unconsolidated VIEs in “Note 3. Securitizations and Variable Interest Entities” in Part I, Item 1 of this Form 10-Q.
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

Our significant accounting policies are described in Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in the six months ended June 30, 2021 to these policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2020, except for the estimated fair value of Restricted Stock Units and Employee Stock Purchase Plan purchase rights and policies related to business combinations and goodwill and intangible assets as described in “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q.

Recent Accounting Pronouncements

See “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as June 30, 2021.

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

Loans at Fair Value—As of December 31, 2020 and June 30, 2021, we were exposed to market discount rate risk on $78.5 million and $82.3 million, respectively of loans held-for-investment and held-for-sale on our consolidated balance sheets. The fair value of these loans is estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for loans facilitated through our platform may change due to changes in expected loan performance or changes in the expected returns of similar financial instruments available in the market. Any gains and losses from discount rate changes are recorded in earnings. As of December 31, 2020 a hypothetical 100 basis point and 200 basis point increase in discount rate would result in a $1.0 million and $1.9 million decrease, respectively, in the fair value of these loans. As of June 30, 2021, a hypothetical 100 basis point and 200 basis point increase in discount rate would result in a $1.1 million and $2.2 million decrease, respectively, in the fair value of these loans.

Assets related to Securitization Transactions—As of December 31, 2020 and June 30, 2021, we were exposed to discount rate risk on $19.1 million and $13.0 million, respectively of notes receivable and residual certificates. We assess the sensitivity of securitization notes and residual certificates by reviewing the average impact across all securitization transactions. As of December 31, 2020, a hypothetical 100 basis point and 200 basis point increase in discount rates would result in a decrease in fair value of these securities of 1.23% and 2.36%, respectively, on average across all securitizations. As of June 30, 2021, a hypothetical 100 basis point and 200 basis point increase in discount rates would result in a decrease in fair value of these securities of 0.83% and 1.66% respectively, on average across all securitizations.
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

Loans, at Fair Value—As of December 31, 2020 and June 30, 2021, we were exposed to credit risk on $78.5 million and $82.3 million, respectively of loans in held-for-investment and held-for-sale in our consolidated balance sheet. These loans bear fixed interest rates and are carried on our consolidated balance sheets at fair value. As of December 31, 2020, a hypothetical 10% and 20% increase in credit risk would result in a $1.3 million and $2.6 million decrease, respectively, in the fair value of loans held-for-investment (excluding loans held as collateral by consolidated securitizations). As of June 30, 2021, a hypothetical 10% and 20% increase in credit risk would result in a $1.4 million and $2.7 million decrease, respectively.

Upstart Holdings, Inc.
Assets related to Securitization Transactions— Transactions—As of December 31, 2020 and June 30, 2021, we were exposed to discount rate risk on $19.1 million and $13.0 million, respectively of notes receivable and residual certificates.

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

As of December 31, 2020 and June 30, 2021, we are exposed to credit risk of $311.3 million and $617.5 million, respectively related to cash and restricted cash held in business checking accounts and interest-bearing deposit accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation, or FDIC. We reduce credit risk by placing our cash and restricted cash in reputable institutions.
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

Term Loan, Warehouse Credit Facility and Revolving Credit Facility—As of December 31, 2020, we were exposed to interest rate risk on $55.5 million under the term loan, warehouse credit facility, and revolving credit facility arrangements, which bear floating interest rates. As of June 30, 2021, we were exposed to interest rate risk on $2.7 million under our warehouse credit facility, which bears a floating interest rate. Changes in interest rates may impact our cost of borrowing. From time to time, we enter into interest rate hedges in connection with our warehouse credit facilities.

Our inability or failure to manage market risks could harm our business, financial condition or results of operations.

Upstart Holdings, Inc.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation and supervision of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”),. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Upstart Holdings, Inc.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please see “Note 13. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q incorporated herein by reference.

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
•The COVID-19 pandemic has harmed our business, financial condition and results of operations and the duration and extent to which it will impact our future results of operations and overall financial performance remains uncertain.
•We have a limited history of operating with a Digital First workforce and the long-term impact on our business, financial condition and results of operations is uncertain.
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

Upstart Holdings, Inc.
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
•We may evaluate and potentially consummate acquisitions or investments in complementary businesses and technologies, which could require significant management attention, consume our financial resources, disrupt our business and adversely affect our results of operations, and we may fail to realize the anticipated benefits of these acquisitions or investments.
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

Upstart Holdings, Inc.
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
•realize the anticipated benefits of our acquisitions of or investments in complementary businesses and technologies;
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

We have grown rapidly over the last several years, and our recent revenue growth rate and financial performance may not be indicative of our future performance. In the six months ended June 30, 2020 and 2021, our revenue was $81.3 million, and $315.3 million, respectively, representing a period-over-period growth rate of 288%. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, our revenue growth rates may slow, or our revenue may decline, in future periods for a number of reasons, which may include slowing demand for our platform offerings and services, increasing competition, a decrease in the growth of our overall credit market, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities. Further, we believe our growth over the last several years has been driven in large part by our AI models and our continued improvements to our AI models. Future incremental improvements to our AI models may not lead to the same level of growth as in past periods. In addition, we believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. The Percentage of Loans Fully Automated on our platform was 69% during the six months ended June 30, 2020 and increased to 71% during the six months ended June 30, 2021. We expect the Percentage of Loans Fully Automated to level off and remain relatively stable in the long term; however the expansion of our loan offerings beyond unsecured personal loans, including auto loans, may cause fluctuations of such percentage from period to period depending on loan offering mix. As a result of these factors, our revenue growth rates may slow, and our financial performance may be adversely affected.

The COVID-19 pandemic has harmed, and could continue to harm, our business, financial condition and results of operations and the duration and extent to which it will impact our future results of operations overall financial performance remains uncertain.

The COVID-19 pandemic has caused extreme societal, economic, and financial market volatility, resulting in business shutdowns, an unprecedented reduction in economic activity and significant dislocation to businesses, the capital markets, and the broader economy. The global macroeconomic effects of the COVID-19 pandemic and related impacts on our business may persist for an indefinite period. In particular, the impact of the COVID-19

Upstart Holdings, Inc.
pandemic on the finances of borrowers on our platform has been profound, as many have been, and despite widespread vaccination efforts in the United States may continue to be, impacted by unemployment, reduced earnings and/or elevated economic disruption and insecurity. For example, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread in the United States. The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators.

The continuing crisis and the magnitude and duration of the resulting fluctuations in business activity cannot currently be estimated with any degree of certainty and has had several effects on our business and results of operations, including, among other things:
•temporary decreases in origination volumes on our platform;
•the potential for increased losses for new and existing Upstart-powered loans;
•a temporary reduction in the availability of loan funding from institutional investors and the capital markets; and
•restricted sales operations and marketing efforts, and a reduction in the effectiveness of such efforts in some cases.

In response to the impact of the COVID-19 pandemic, we undertook a number of initiatives to support borrowers on our platform who have suffered income loss or other hardships as a result of the pandemic. We worked with our bank partners to offer revised hardship and temporary relief plans to support borrowers impacted by the COVID-19 pandemic and adjust credit and underwriting processes and standards. While these changes to our hardship and temporary relief plans were designed to help borrowers impacted by the COVID-19 pandemic, the changes were implemented quickly and may not have had all the intended effects or desired impact. We continue to monitor the situation, assess possible implications to our business and take appropriate actions in an effort to mitigate the adverse consequences of the COVID-19 pandemic. However, there can be no assurances that the initiatives we take will be sufficient or successful.

We also took precautionary measures intended to reduce the risk of the virus spreading to our employees, bank partners, vendors, and the communities in which we operate, including temporarily closing our offices and virtualizing, postponing, or canceling partner bank, employee, or industry events, which may negatively impact our business. Furthermore, as a result of the COVID-19 pandemic, we required all employees who were able to do so to work remotely through the end of the second quarter of 2021 and intend to continue to allow most employees the flexibility to work remotely going forward under our Digital First work model. It is possible that widespread remote work arrangements may have a negative impact on our business. See the risk factor titled “—We have a limited history of operating with a Digital First workforce and the long-term impact on our business, financial condition and results of operations is uncertain.”

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

The extent to which the COVID-19 pandemic continues to impact our business and results of operations will also depend on future developments that are highly uncertain and cannot be predicted, including the emergence of new COVID-19 variants, future spikes of COVID-19 infections resulting in additional preventive measures to contain or mitigate the spread of the virus, the impact on businesses and financial and capital markets, the extent and effectiveness of containment actions, the administration and efficacy of vaccination programs with respect to the prevalent COVID-19 variants or variant strains that will emerge in the future and the impact of further shelter-in-place or other government restrictions that may be imposed. An extended period of economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, and financial condition, though the full extent and duration is uncertain. To the extent the COVID-19 pandemic

Upstart Holdings, Inc.
continues to adversely affect our business and financial results, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We have a limited history of operating with a Digital First workforce, and the long-term impact on our business, financial condition and results of operations is uncertain.

In June 2021, we announced a new Digital First work model pursuant to which remote work with less time in the office will become the primary experience for most of our employees, and we expect that our workforce will become more distributed over time. However, we have a limited history of operating with a Digital First workforce and, although we anticipate that this shift will have a long-term positive impact on our business, financial condition and results of operations, the impact remains uncertain. There is no guarantee that we will realize any anticipated benefits to our business from this model, including cost savings, operational efficiencies, or productivity.

Our shift to a Digital First model could have a negative impact on our operations, the execution of our business plans and sales and marketing efforts, our company culture, or the productivity and retention of key personnel and other employees necessary to conduct our business, or otherwise cause operational failures due to changes in our past business practices. If a natural disaster, power outage, connectivity issue, or other event were to occur that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in increased exposure to consumer privacy and data security incidents, or fraudulent activity. Further, our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments. If we are unable to successfully address the foregoing risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.

Over the last several years, we have experienced rapid growth in our business and the Transaction Volume, Number of Loans on our AI lending platform, and we expect to continue to experience growth in the future. The Transaction Volume, Number of Loans on our platform increased from 96,090 in the six months ended June 30, 2020 to 456,610 in the six months ended June 30, 2021, representing a compound annual growth rate of 375%. This rapid growth has placed, and may continue to place, significant demands on our management, processes and operational, technological and financial resources. Our ability to manage our growth effectively and to integrate new employees and technologies into our existing business will require us to continue to retain, attract, train, motivate and manage employees and expand our operational, technological and financial infrastructure. From time to time, we rely on temporary independent contractor programs to scale our operations team. Failure to effectively implement and manage such programs could result in misclassification or other employment related claims or inquiries by governmental agencies. Continued growth could strain our ability to develop and improve our operational, technological, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Any of the foregoing factors could negatively affect our business, financial condition and results of operations.

We have incurred net losses in the past, and we may not be able to maintain or increase our profitability in the future.

For the six months ended June 30, 2020 and 2021 we experienced net income (loss) of $(4.7) million and $47.4 million, respectively. We intend to continue to expend significant funds to continue to develop and improve our proprietary AI models, improve our marketing efforts to increase the number of borrowers on our platform, enhance the features and overall user experience of our platform, expand the types of loan offerings on our platform and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our

Upstart Holdings, Inc.
investments and other expenses could prevent us from maintaining or improving profitability on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

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

In addition, we experience seasonality in the demand for Upstart-powered loans, which is generally lower in the first quarter. This seasonal slowdown is primarily attributable to high loan demand around the holidays in the fourth quarter and the general increase in borrowers’ available cash flows in the first quarter, including cash received from tax refunds, which temporarily reduces borrowing needs. While our growth has obscured this seasonality in our

Upstart Holdings, Inc.
overall financial results, we expect our results of operations to continue to be affected by such seasonality in the future. Such seasonality and other fluctuations in our quarterly results may also adversely affect and, increase the volatility of, the trading price of our common stock.

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

Upstart Holdings, Inc.

In the six months ended June 30, 2021, approximately 96% of our revenue was generated from platform, referral and servicing fees that we receive from our bank partners. If any of our bank partners were to suspend, limit or cease their operations or otherwise terminate their relationships with us, the number of loans facilitated through our platform could decrease and our revenue and revenue growth rates could be adversely affected. Our sales and onboarding process with new bank partners can be long and unpredictable. If we are unable to timely onboard our bank partners, or if our bank partners are not willing to work with us to complete a timely onboarding process, our results of operations could be adversely affected.

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

Cross River Bank, or CRB, a New Jersey-chartered community bank, originates a substantial majority of the loans on our platform. In the six months ended June 30, 2020 and 2021, CRB originated approximately 79% and 60%, respectively, of the Transaction Volume, Number of Loans. CRB also accounts for a large portion of our revenues. In the six months ended June 30, 2020 and 2021, fees received from CRB accounted for 70% and 62%, respectively, of our total revenue. CRB funds a certain portion of these originated loans by retaining them on its own balance sheet, and sells the remainder of the loans to us, which we in turn sell to institutional investors and to our warehouse trust special purpose entities. Our most recent commercial arrangement with CRB began on January 1, 2019 and has a term of four years with an automatic renewal provision for an additional two years following the initial four year term. Either party may choose to not renew by providing the other party 120 days’ notice prior to the end of the initial term or any renewal term. In addition, even during the term of our arrangement, CRB could choose to reduce the volume of Upstart-powered loans that it chooses to fund and retain on its balance sheet or to originate at all. We or CRB may terminate our arrangement immediately upon a material breach and failure to cure such breach within a cure period, if any representations or warranties are found to be false and such error is not cured

Upstart Holdings, Inc.
within a cure period, bankruptcy or insolvency of either party, receipt of an order or judgement by a governmental entity, a material adverse effect, or a change of control whereby such party involved in such change of control provides 90 days’ notice to the other and payment of a termination fee of $450,000. If we are unable to continue to increase the number of other bank partners on our platform or if CRB or one of our other bank partners were to suspend, limit or cease their operations or otherwise terminate their relationship with us, our business, financial condition and results of operations would be adversely affected.

In the six months ended June 30, 2021, one of our other bank partners originated approximately 32% of the Transaction Volume, Number of Loans. In the six months ended June 30, 2021, the fees received from this bank partner accounted for 23% of our total revenue.

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

Upstart Holdings, Inc.

During periods of economic slowdown or recession, our current and potential investors in our loan funding programs may reduce the number of loans or interests in loans they purchase or demand terms that are less favorable to us to compensate for any increased risks. A reduction in the volume of the loans and loan financing products we sell would negatively impact our ability to maintain or increase the number of loans facilitated by our platform. Any sustained decline in demand for loans or loan financing products, or any increase in delinquencies, defaults or foreclosures that result from economic downturns, may harm our ability to maintain a robust loan funding program, which would adversely affect our business, financial condition and results of operations.

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

Furthermore, the COVID-19 pandemic caused some borrowers on our platform to request a temporary extension or modification of the payment schedules of their loans under the temporary relief or loan modification programs, or hardship programs, offered by our bank partners and investors in our loan funding programs. In the future, our bank partners and investors may offer additional hardship programs. If a large number of borrowers seek to participate in such hardship programs, the investment returns of our bank partners and investors in our loan funding programs could decline. Further, if the rate of borrowers that participate in such hardship programs is greater than those experienced by our competitors, then our bank partners and the investors in our loan funding programs may become less interested in purchasing or investing in Upstart-powered loans, which could negatively impact our diversified loan funding strategy or significantly increase the cost of obtaining loan funding. Any of the foregoing could adversely affect our business, financial condition and results of operations.

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

In 2020, we expanded the type of loan products offered on our platform to include auto loans, however the vast majority of loan originations facilitated through our platform are unsecured personal loans. The market for unsecured personal loans has grown rapidly in recent years, and it is unclear to what extent such market will

Upstart Holdings, Inc.
continue to grow, if at all. A wide variety of factors could impact the market for unsecured personal loans, including macroeconomic conditions, competition, regulatory developments and other developments in the credit market. For example, in 2020, FICO changed its methodology in calculating credit scores in a manner that potentially penalizes borrowers who take out personal loans to pay off or consolidate credit card debt. This change could negatively affect the overall demand for personal loans. Our success will depend in part on the continued growth of the unsecured personal loan market, and if such market does not further grow or grows more slowly than we expect, our business, financial condition and results of operations could be adversely affected.

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

Further, because such personal loans are unsecured, there is a risk that borrowers will not prioritize repayment of such loans, particularly in any economic downcycle. To the extent borrowers have or incur other indebtedness that is secured, such as a mortgage, a home equity line of credit or an auto loan, borrowers may choose to repay obligations under such secured indebtedness before repaying their Upstart-powered personal loans. In addition, borrowers may not view Upstart-powered loans, which were originated through an online lending platform, as having the same significance as other credit obligations arising under more traditional circumstances, such as loans from banks or other commercial financial institutions. Any of the foregoing could lead to higher default rates and decreased demand by our bank partners and institutional investors to fund loans facilitated by our platform, which would adversely affect our business, financial condition and results of operations.

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

In 2020, we began offering auto loans and a credit decision application programming interface to allow our bank partners to utilize our AI underwriting models to support their loan origination process for personal, auto, and student loans. We are continuing to invest in developing new loan products and service offerings, which may include credit cards, mortgages, student loans, small business loans, point-of-sale loans and HELOCs. New initiatives are inherently risky, as each involves unproven business strategies, new regulatory requirements and new financial products and services with which we, and in some cases our bank partners, have limited or no prior development or operating experience.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Consumer lending is a vast and competitive market, and we compete to varying degrees with all other sources of unsecured consumer credit. This can include banks, non-bank lenders including retail-based lenders and other financial technology lending platforms. Because personal loans often serve as a replacement for credit cards, we also compete with the convenience and ubiquity that credit cards represent. Many of our competitors operate with different business models, such as lending-as-a-service, have different cost structures or regulatory obligations, or participate selectively in different market segments. They may ultimately prove more successful or more adaptable to new regulatory, economic, technological and other developments, including utilizing new data sources or credit models. We may also face competition from banks or companies that have not previously competed in the consumer lending market, including companies with access to vast amounts of consumer-related information that could be used in the development of their own credit risk models. Our current or potential competitors may be better at developing new products due to their large and experienced data science and engineering teams, who are able to respond more quickly to new technologies. Many of our current or potential competitors have significantly more resources, such as financial, technical and marketing resources, than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms and distribution channels. We face competition in areas such as compliance capabilities, commercial financing terms and costs of capital, interest rates and fees (and other financing terms) available to consumers from our bank partners, approval rates, model efficiency, speed and simplicity of loan origination, ease-of-use, marketing expertise, service levels, products and services, technological capabilities and integration, borrower experience, brand and reputation, and terms available to our loan funding investor base. Our competitors may also have longer operating histories, lower commercial financing costs or costs of capital, more extensive borrower bases, more diversified products and borrower bases, operational efficiencies, more versatile or extensive technology platforms, greater brand recognition and brand loyalty, broader borrower and partner relationships, more extensive and/or more diversified loan funding investor bases than we have, and more extensive product and service offerings than we have. Furthermore, our existing and potential competitors may decide to modify their pricing and business models to compete more directly with us. Our ability to compete will also be affected by our ability to provide our bank partners with a commensurate or more extensive suite of loan products than those offered by our competitors. In addition, current or potential competitors, including financial technology lending platforms and existing or potential bank partners, may also acquire or form strategic alliances with one another, which could result in our competitors being able to offer more competitive loan terms due to their access to lower-cost capital. Such acquisitions or strategic alliances among our competitors or potential competitors could also make our competitors more adaptable to a rapidly evolving regulatory environment. To stay competitive, we may need to increase our regulatory compliance expenditures or our ability to compete may be adversely affected.

Upstart Holdings, Inc.

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

Competition for highly skilled personnel, including engineering and data analytics personnel, is extremely intense, particularly in the San Francisco Bay Area where one of our headquarters is located. While we have transitioned to a Digital First work model which allows us to recruit nationwide, we have experienced, and expect to continue to face, some difficulty identifying and hiring qualified personnel, especially as we pursue our growth strategy. We may not be able to hire or retain such personnel at compensation or flexibility levels consistent with our existing compensation and salary structure and policies. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment. Any significant volatility in the price of our stock may adversely affect our ability to attract or retain highly skilled technical, financial and marketing personnel.

Upstart Holdings, Inc.
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

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including personal information, credit information and other sensitive data of borrowers and potential borrowers. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of such sensitive information. We also have arrangements in place with certain of our third-party vendors that require us to share consumer information. We have outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may in turn subcontract or outsource some of their responsibilities to other third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, are large and complex, with many points of entry and access. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks. Any vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, bank partners, loan investors, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and systems. In addition, the prevalent use of mobile devices increases the risk of data security incidents. Further, our shift to a Digital First working environment could increase the risk of a security breach. Significant disruptions of our, our bank partners and third-party vendors’ and/or other business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

In addition, loan servicing is a highly manual process and an intensely regulated activity. Errors in our servicing activities, or failures to comply with our servicing obligations, could affect our internal and external reporting of the loans that we service, adversely affect our business and reputation and expose us to liability to borrowers, bank partners or investors in our loan funding programs. In addition, the laws and regulations governing these activities are subject to change. For example, at points during the COVID-19 pandemic certain states prohibited or restricted collection activities. If we are unable to comply with such laws and regulations, we could lose one or more of our licenses or authorizations, become subject to greater scrutiny by regulatory agencies or become subject to sanctions or litigation, which may have an adverse effect on our ability to perform our servicing obligations or make our platform available to borrowers in particular states. Any of the foregoing could adversely affect our business, financial condition and results of operations.

We primarily rely on a small number of third party collection agencies to perform substantially all of our duties as the servicer for delinquent and defaulted loans. One or more collection agents could take actions that result in our arrangements becoming cost prohibitive or enter into exclusive or more favorable relationships with our competitors. If any of our collection agencies were to suspend or cease operations, or our relationship with one or more of them were to otherwise terminate, such as in the case of resource constraints caused by an economic downturn, we may need to implement substantially similar arrangements with other collection agencies on terms that may not be commercially attractive. Transitioning this aspect of loan servicing to a new collection agency may result in disruptions to our ability to service the loans made on our platform and loan performance may be impacted as a result. If we are unsuccessful in maintaining our relationships with our current collection agencies, our business, financial condition or results of operations may be adversely affected.

Upstart Holdings, Inc.

In addition, we charge our loan holders a fixed percentage servicing fee based on the outstanding balance of loans serviced. If we fail to efficiently service such loans and the costs incurred exceed the servicing fee charged, our results of operations would be adversely affected.

We may evaluate and potentially consummate acquisitions or investments in complementary business and technologies, which could require significant management attention, consume our financial resources, disrupt our business and adversely affect our results of operations, and we may fail to realize the anticipated benefits of these acquisitions or investments.

Our success will depend, in part, on our ability to grow our business. In some circumstances, we may determine to do so through the acquisition of or investments in complementary businesses and technologies rather than through internal development. For example, we recently completed the acquisition of Prodigy. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. In the future, we may acquire assets or businesses. The risks we face in connection with acquisitions include:
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

Upstart Holdings, Inc.
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

We are, and may in the future become, subject to litigation, claims, examinations, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties, which may affect our results of operations. These claims, lawsuits, and proceedings could involve labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret, and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, or compliance, alleged federal and state securities and “blue sky” law violations or other investor claims, and other matters. Due to the consumer-oriented nature of our business and the application of certain laws and regulations, participants in our industry are regularly named as defendants in litigation alleging violations of federal and state laws and regulations and consumer law torts, including fraud. Many of these legal proceedings involve alleged violations of consumer protection laws. In addition, we have been in the past and may in the future be subject to litigation, claims, examinations, investigations, legal and administrative cases and proceedings related to the offer and sale of Upstart-powered loans.

Upstart Holdings, Inc.
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

Significant natural disasters or other catastrophic events, such as earthquakes, fires, hurricanes, blizzards, or floods (many of which are becoming more acute and frequent as a result of climate change), or interruptions by strikes, crime, terrorism, epidemics, pandemics, cyber-attacks, computer viruses, internal or external system failures, telecommunications failures, power outages or increased risk of cybersecurity breaches due to a swift transition to remote work brought about by a catastrophic event, could have an adverse effect on our business, results of operations and financial condition. For example, the outbreak of the COVID-19 pandemic beginning in early 2020 had a significant impact on the global economy and consumer confidence. Although people in the United States began to receive vaccines in December 2020, a significant number of people have not yet been vaccinated and it is not clear whether or when a significant number of people will receive the vaccines. New variants of the virus that cause COVID-19 have been identified around the world and such variants may reduce the effectiveness of the COVID-19 vaccines. The presence of such variants in the United States may lead to a resurgence of COVID-19 cases and deaths. In the event that such a COVID-19 resurgence occurs, it could adversely impact the economy and negatively impact consumer confidence, and could negatively impact our operations and our platform, which could seriously harm our business. In addition, it is possible that continued widespread remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, or otherwise cause operational failures. Additionally, remote work arrangements may make it more difficult to scale our operations efficiently, as the recruitment, onboarding and training of new employees may be prolonged or delayed. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, data protection, data security, and fraud risks. Further, one of our headquarters is located in the San Francisco Bay Area, a region known for seismic activity and wildfires, and our other headquarters is located in Columbus, Ohio, a region subject to blizzards.

In addition, acts of war and other armed conflicts, disruptions in global trade, travel restrictions and quarantines, terrorism and other civil, political and geo-political unrest could cause disruptions in our business and

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective

Upstart Holdings, Inc.
disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations, and financial condition and could cause a decline in the trading price of our common stock. We will lose our “emerging growth company” status on the last date of our fiscal year ending December 31, 2021.

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

Our proprietary technology, including our AI models, may actually or may be alleged to infringe upon third-party intellectual property, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. If we are unsuccessful, such claims or litigation could result in a requirement that we pay significant damages or licensing fees, or we could in some circumstances be required to make changes to our business to avoid such infringement, which would negatively impact our financial performance. We may also be obligated to indemnify parties or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations.

Moreover, it has become common in recent years for individuals and groups to purchase intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies such as ours. Even in instances where we believe that claims and allegations of intellectual property

Upstart Holdings, Inc.
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

Our platform and internal systems rely on software that is highly technical and complex. In addition, our platform and internal systems depend on the ability of such software to store, retrieve, process and manage high volumes of data. The software in which we rely has contained, and may now or in the future contain, undetected errors or bugs. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in failure to accurately predict a loan applicant’s creditworthiness, failure to comply with applicable laws and regulations, approval of sub-optimally priced loans, incorrectly displayed interest rates to applicants or borrowers, or incorrectly charged interest to borrowers or fees to bank partners or institutional investors, failure to present or properly display regulatory disclosures to applicants for an extended period of time, failure to detect fraudulent activity on our platform, a negative experience for consumers or bank partners, delayed introductions of new features or enhancements, or failure to protect borrower data or our intellectual property. Any errors, bugs or defects discovered in the software on which we rely could result in harm to our reputation, loss of consumers or bank partners, increased regulatory scrutiny, fines or penalties, loss of revenue or liability for damages, any of which could adversely affect our business, financial condition and results of operations. Furthermore, updates made to our software to remediate any errors discovered may prove to be ineffective, resulting in repeated issues and further harm to our business.

Upstart Holdings, Inc.

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

A significant number of consumers that apply for a loan on Upstart.com learn about and access Upstart.com through the website of a loan aggregator, typically with a hyperlink from such loan aggregator’s website to a landing page on our website. For example, for each of the six months ended June 30, 2020 and 2021, 49% of loan originations were derived from traffic from Credit Karma. Our most recent agreement with Credit Karma dated November 6, 2020 provides that either party may terminate our arrangement immediately upon a material breach of any provision of the agreement or at any time, with or without cause, by providing no less than 30 days’ notice. Even during the term of our agreement, our agreement does not require Credit Karma to display offers from lenders on Upstart.com nor prohibit them from working with our competitors or from offering competing services. In this regard in 2020, Credit Karma recently began directing more customer traffic to a program that hosts and aggregates the credit models of other loan providers directly on its platform for the purpose of giving credit offers. In November 2020, we experienced a reduction in the number of loan applicants directed to the Upstart platform by Credit Karma and a corresponding decrease in the number of loans originated on our platform. We have limited participation in this program, and we may experience additional reductions in traffic from Credit Karma in the future. If traffic from Credit Karma decreases again in the future as a result of this program or for other reasons, our loan originations and results of operations would be adversely affected. There is also no assurance that Credit Karma will continue its contract with us on commercially reasonable terms or at all. Further, on December 3, 2020, Credit Karma was acquired by Intuit Inc. It is possible Intuit may not continue our agreement on commercially reasonable terms or at all, which would adversely affect our business.

Upstart Holdings, Inc.
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

Third-party data sources on which we rely include the consumer reporting agencies regulated by the CFPB and other alternative data sources. Such data is electronically obtained from third parties and used in our AI models to price applicants and in our fraud model to verify the accuracy of applicant-reported information. Data from national credit bureaus and other consumer reporting agencies, as well as other information that we receive from third parties about an applicant or borrower, may be inaccurate or may not accurately reflect the applicant or borrower’s creditworthiness for a variety of reasons, including inaccurate reporting by creditors to the credit bureaus, errors, staleness or incompleteness. For example, loan applicants’ credit scores may not reflect such applicants’ actual creditworthiness because the credit scores may be based on outdated, incomplete or inaccurate consumer reporting data, including, as a consequence of us utilizing credit reports for a specific period of time after issuance before such reports are deemed to be outdated. Similarly, the data taken from an applicant’s credit report

Upstart Holdings, Inc.
may also be based on outdated, incomplete or inaccurate consumer reporting data. Although we use numerous third-party data sources and multiple credit factors within our proprietary models, which helps mitigate this risk, it does not eliminate the risk of an inaccurate individual report.

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

Upstart Holdings, Inc.
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

The CFPB and other regulators have also issued regulatory guidance that has focused on the need for financial institutions to perform increased due diligence and ongoing monitoring of third-party vendor relationships, thus increasing the scope of management involvement in connection with using third-party vendors. Moreover, if regulators conclude that we or our bank partners have not met the heightened standards for oversight of our third-party vendors, we or our bank partners could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions, which could have an adverse effect on our business, financial condition and results of operations. Furthermore, in July 2021, the prudential bank regulators issued a proposal to significantly revise bank oversight of service providers, which could impact the way in which we are monitored or reviewed where we provide services to those banks.

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

When establishing the interest rates and structures (and the amounts and structures of certain fees constituting interest under federal banking law, such as origination fees, late fees and non-sufficient funds fees) that are charged to borrowers on loans originated on our platform, our bank partners rely on certain authority under federal law to export the interest rate requirements of the state where each bank partner is located to borrowers in all other states. Further, certain of our bank partners and institutional investors rely on the ability of subsequent holders to continue charging such rate and fee structures and enforce other contractual terms agreed to by our bank partners which are permissible under federal banking laws following the acquisition of the loans. The current maximum annual percentage rate of the loans facilitated through our platform is 35.99%. In some states, the interest rates of certain Upstart-powered loans exceed the maximum interest rate permitted for consumer loans made by non-bank lenders to borrowers residing in, or that have nexus to, such states. In addition, the rate structures for Upstart-powered loans may not be permissible in all states for non-bank lenders and/or the amount or structures of certain fees charged in connection with Upstart-powered loans may not be permissible in all states for non-bank lenders. Furthermore, other states have enacted additional limitations on interest rates and fees, such as the March 2021 Illinois law that capped interest rates on loans at an “all-in” 36% APR.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

As noted above, federal prudential regulators have also taken actions to address the Madden decision. On May 29, 2020, the OCC issued a final rule clarifying that, when a national bank or savings association sells, assigns, or otherwise transfers a loan, interest permissible before the transfer continues to be permissible after the transfer. That rule took effect on August 3, 2020. As discussed further below, the OCC also issued a rule pertaining to the “true lender” issue, which was challenged by state attorneys general in a complaint filed January 5, 2021, and subsequently repealed through the Congressional Review Act on June 30, 2021. Similarly, the FDIC finalized on June 25, 2020 its 2019 proposal declaring that the interest rate for a loan is determined when the loan is made, and will not be affected by subsequent events. On July 29, 2020, California, New York and Illinois filed suit in the U.S. District Court for the Northern District of California to enjoin enforcement of the OCC rule (Case No. 20-CV-5200) and, similarly in the same court, on August 20, 2020 California, Illinois, Massachusetts, Minnesota, New Jersey, New York, North Carolina, and the District of Columbia sought to enjoin enforcement of the FDIC rule (Case No. 20-CV-5860), in each case related to permissible interest rates post-loan transfer on the grounds that the OCC and FDIC exceeded their authority when promulgating those rules.

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

Additionally, Maine recently updated its Consumer Credit Code to include a statutory “true lender” test, providing that an entity is a “lender” subject to certain requirements of the Consumer Credit Code if the person, among other things: (i) has the predominant economic interest in a loan; (ii) brokers, arranges, or facilitates a loan and has the right to purchase the loan; or (iii) based on the totality of the circumstances, appears to be the lender, and the transaction is structured to evade certain statutory requirements. Me. Rev. Stat. § 2-702 (effective on or around September 28, 2021, 90 days after adjournment of the current legislative session). It is possible that other states may follow suit, instituting similar statutory “true lender” tests, which may impact the risk of true lender litigation in certain jurisdictions, as well as the tests applied by courts and regulators in determining the true lender. While such provisions provide additional clarity with respect to jurisdictional requirements, they may also result in increased usury and licensing risk. Further, other states may take different paths to promulgate similar “true lender” restrictions, and if not through a legislative path, impacted parties may have little to no advance notice of new restrictions and compliance obligations.

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

Upstart Holdings, Inc.
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

Certain recent litigation and regulatory enforcement has challenged, or is currently challenging, the characterization of bank partners as the “true lender” in connection with programs involving origination and/or servicing relationships between a bank partner and non-bank lending platform or program manager. As noted above, the Colorado Administrator has entered into a settlement agreement with certain banks and nonbanks that addresses this true lender issue. Specifically, the settlement agreement sets forth a safe harbor indicating that a bank is the true lender if certain specific terms and conditions are met. However, other states could also bring lawsuits based on these types of relationships. For example, on June 5, 2020, the Washington, DC Attorney General filed a lawsuit against online lender Elevate for allegedly deceptively marketing high-cost loans with interest rates above the Washington, DC usury cap. The usury claim is based on an allegation that Elevate, which was not licensed in Washington, DC, and not its partner bank, originated these loans, and were therefore in violation of the state’s usury laws. Additionally, on April 5, 2021, the Washington DC Attorney General filed a similar complaint against another online lender Opportunity Financial, LLC, alleging that it rather than a bank originated these loans and the loans were therefore in violation of Washington, DC usury laws. Similarly, in June 2021, a putative class action lawsuit was filed against the online lender Marlette Funding LLC in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that the company, doing business as Best Egg, was the true lender of usurious loans, with a rate of interest far in excess of the 6% rate permitted to be charged in Pennsylvania by unlicensed non-banks, originated through a partnership with Cross River Bank (Case No. GD-21-007229). There is an ongoing risk that government agencies and private plaintiffs will seek to challenge these types of relationships.

We note that the OCC issued on October 27, 2020, a final rule to address the “true lender” issue for lending transactions involving a national bank. For certain purposes related to federal banking law, including the ability of a national bank to “export” interest-related requirements from the state from which they lend, the rule would treat a national bank as the “true lender” if it is named as the lender in the loan agreement or funds the loan. However, the rule was subsequently challenged by the Attorneys General from seven states and ultimately repealed by Congress pursuant to the Congressional Review Act on June 30, 2021. No similar rule applicable to state-chartered banks was issued by the FDIC, and thus there is no longer a clear federal standard.

We, bank partners, securitization vehicles and similarly situated parties could become subject to challenges like that presented by the Colorado settlement and, if so, we could face penalties and/or Upstart-powered loans may be void, voidable or otherwise impaired in a manner that may have adverse effects on our operations (directly, or as a result of adverse impact on our relationships with our bank partners, institutional investors or other commercial counterparties). However, we have taken steps to confirm that our business model conforms with the requirements of the Colorado safe harbor. We are also assessing the above-described law recently enacted in Maine to assess whether additional steps should be taken to facilitate compliance with that law.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
We are subject to or facilitate compliance with a variety of federal, state, and local laws, including those related to consumer protection and loan financings.

We must comply with regulatory regimes or facilitate compliance with regulatory regimes on behalf of our bank partners that are independently subject to federal and/or state oversight by bank regulators, including those applicable to our referral and marketing services, consumer credit transactions, loan servicing and collection activities and the purchase and sale of whole loans and other related transactions. While these requirements will not immediately change with the incoming presidential administration, this new administration is expected to bring an increased focus on enforcement of federal consumer protection laws and appoint consumer-oriented regulators at federal agencies such as the CFPB, the FTC, the OCC and the FDIC. It is possible that regulators in the presidential administration could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our originating bank partners. These regulators may augment requirements that apply to loans facilitated by our platform, or impose new programs and restrictions, including forbearance initiatives related to the COVID-19 pandemic, and could otherwise revise or create new regulatory requirements that apply to us (or our bank partners), impacting our business, operations, and profitability.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
•other state-specific and local laws and regulations.

We may not always have been, and may not always be, in compliance with these and other applicable laws, regulations and rules. Compliance with these requirements is also costly, time-consuming and limits our operational flexibility. Additionally, Congress, the states and regulatory agencies, as well as local municipalities, could further regulate the consumer financial services industry in ways that make it more difficult or costly for us to offer our AI lending platform and related services or facilitate the origination of loans for our bank partners. These laws also are often subject to changes that could severely limit the operations of our business model. For example, in 2019, a bill was introduced in the U.S. Senate that would create a national cap of the lesser of 15% APR or the maximum rate permitted by the state in which the consumer resides. Although such a bill may never be enacted into law, if such a bill were to be enacted, it would greatly restrict the number of loans that could be funded through our platform. Further, changes in the regulatory application or judicial interpretation of the laws and regulations applicable to financial institutions also could impact the manner in which we conduct our business. The regulatory environment in which financial institutions operate has become increasingly complex, and following the financial crisis that began in 2008, supervisory efforts to apply relevant laws, regulations and policies have become more intense. Additionally, states are increasingly introducing and, in some cases, passing laws that restrict interest rates and APRs on loans similar to the loans made on our platform. For example, on March 23, 2021, Illinois enacted a law to cap interest rates at an “all-in” 36% APR. Further, in late 2020, California created a “mini-CFPB,” which could increase its oversight over bank partnership relationships and strengthen state consumer protection authority of state regulators to police debt collections and unfair, deceptive or abusive acts and practices. Voter referendums also have been introduced and, in some cases, passed, restrictions on interest rates and/or APRs. If such legislation or bills were to be propagated, or state or federal regulators seek to restrict regulated financial institutions such as our bank partners from engaging in business with Upstart in certain ways, our bank partners’ ability to originate loans in certain states could be greatly reduced, and as a result, our business, financial condition and results of operations would be adversely affected.

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

Upstart Holdings, Inc.
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

The CFPB has sometimes taken expansive views of its authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other agency could impact our business.

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

There continues to be uncertainty about the future of the CFPB and as to how its strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. This uncertainty is increased in light of the fact that the Biden Administration is expected to have new examination and enforcement priorities, and has not yet confirmed a permanent head of the agency. Our current no-action letter expires on November 30, 2023, unless terminated by the CFPB earlier for one of the bases provided for by the no-action letter, and there is no assurance that the CFPB will permit us to continue to operate under its current no-action letter policies or that it will not change its position regarding supervisory or enforcement action against us in the future. Further, this no-action letter does not extend to other credit products offered on Upstart’s platform. In addition, evolving views regarding the use of alternative variables and machine learning in assessing credit risk could result in the CFPB taking actions that result in requirements to alter or cease offering affected financial products and services, making them less attractive and restricting our ability to offer them. For example, in response to a February 2020 inquiry, three members of the U.S. Senate recommended as part of their findings, that the CFPB further review Upstart’s use of educational variables in its model. The CFPB could also implement rules that restrict our effectiveness in servicing our financial products and services.

Upstart Holdings, Inc.

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

The new presidential administration has appointed and is expected to continue to appoint consumer-oriented regulators at federal agencies such as the CFPB, Federal Trade Commission, the OCC and the FDIC and the government’s focus on enforcement of federal consumer protection laws is expected to increase. It is possible that these newly appointed regulators could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our bank partners. If future regulatory or legislative restrictions or prohibitions are imposed that affect our ability to offer certain of our products or that require us to make significant changes to our business practices, and if we are unable to develop compliant alternatives with acceptable returns, these restrictions or prohibitions could have a material adverse effect on our business. If the CFPB, or another regulator, were to issue a consent decree or other similar order against us, this could also directly or indirectly affect our results of operations.

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

Upstart Holdings, Inc.
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

For nonbank financial institutions, the FTC is also a primary regulator, and in recent years the FTC has been focused on practices of financial technology companies. Based on publicly available actions, the FTC’s primary focus has been with respect to financial technology company marketing and disclosure practices. For instance, in October 2018 the FTC took action against student loan refinance lender SoFi, claiming that the company made prominent false statements regarding the average savings a consumer would realize over the lifetime of the loan if they refinanced with SoFi. In addition, SoFi allegedly exaggerated claims of anticipated borrower savings by excluding certain customer populations from the analysis. In addition, in July 2021 the FTC settled litigation with LendingClub regarding, among other things, the adequacy of its disclosures of an origination fee associated with the product. Based upon [recent] statements by FTC officials, we believe this scrutiny will continue in the near future. While we maintain policies and procedures that require our marketing and loan application and servicing operations comply with UDAP standards, we may not be successful in our efforts to achieve compliance either due to internal or external factors, such as resource allocation limitations or a lack of vendor cooperation.

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

Upstart Holdings, Inc.

In addition, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, requires, among other things, that covered companies provide disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales or retention of their personal information by us. Aspects of the CCPA and its interpretation remain unclear. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to further modify our data infrastructure and data processing practices and policies and to incur additional costs and expenses in an effort to continue to comply. In addition, California voters approved Proposition 24 in the November 2020 election to create the California Privacy Rights Act, which amends and purports to strengthen the CCPA and will create a state agency to enforce privacy laws. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Following the enactment of the CCPA, in 2021, Virginia enacted the Virginia Consumer Data Protection Act of 2021, or VCDPA, and Colorado enacted the Colorado Privacy Act, or CPA. Several other states are considering enacting similar legislation. Additionally, other U.S. states, such as Virginia, are proposing and enacting laws and regulations that impose obligations similar to the CCPA or that otherwise involve significant obligations and restrictions. Compliance with current and future borrower privacy data protection and information security laws and regulations could result in higher compliance, technical or operating costs. Further, any actual or perceived violations of these laws and regulations may require us to change our business practices, data infrastructure or operational structure, address legal claims and regulatory investigations and proceedings and sustain monetary penalties and/or other harms to our business. We could also be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or change our business practices or privacy policies.

As the regulatory framework for artificial intelligence and machine learning technology evolves, our business, financial condition and results of operations may be adversely affected.

The regulatory framework for artificial intelligence and machine learning technology is evolving and remains uncertain. It is possible that new laws and regulations will be adopted in the United States, or existing laws and regulations may be interpreted in new ways, that would affect the operation of our platform and the way in which we use artificial intelligence and machine learning technology, including with respect to fair lending laws. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations. For example, on March 29, 2021, the federal financial regulators issued a request for information to enable them to better understand how artificial intelligence and machine learning are utilized in financial services, and the information and views obtained could serve as a basis for future regulations.

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

Upstart Holdings, Inc.
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

Certain transactions in our loan funding programs or related to acquisitions may rely or have relied on exemptions from the registration requirements of the Securities Act provided for in Regulation D or Section 4(a)(2) of the Securities Act. If any of these transactions were found to not be in compliance with the requirements necessary to qualify for these exemptions from Securities Act registration, or otherwise found to be in violation of the federal or state securities laws, our business could be materially adversely affected. The SEC or state securities regulators could bring enforcement actions against us, or we could be subject to private litigation risks as a result of any violation of the federal or state securities laws, which could result in civil penalties, injunctions and cease and desist orders from further violations, as well as monetary penalties of disgorgement, pre-judgment interest, rescission of securities sales, or civil penalties, any of which could materially adversely affect our business.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
Our business depends on sourcing and maintaining a diverse and robust loan funding program to fund Upstart-powered loans that our bank partners are unable or unwilling to retain on their balance sheets. Our loan funding program includes whole loan sales to institutional investors, asset-backed securitization transactions, and utilization of committed and uncommitted warehouse credit facilities. While our loan funding program is diverse, only a limited portion of such funding sources are committed or guaranteed. We cannot be sure that these funding sources will continue to be available on reasonable terms or at all beyond the current maturity dates of our existing securitizations and debt financing arrangements.

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

In our loan funding programs, including asset-backed securitizations and whole loan sales, we make numerous representations and warranties concerning the characteristics of the Upstart-powered loans sold and transferred in connection with such transactions, including representations and warranties that the loans meet the eligibility requirements of those facilities and of investors in our loan funding programs. If those representations and warranties were not accurate when made, we may be required to repurchase the underlying loans. Failure to repurchase so-called ineligible loans when required could constitute an event of default or termination event under the agreements governing our various loan funding programs. Through June 30, 2021, the number of repurchased Upstart-powered loans as a result of inaccurate representations and warranties represents less than 0.26% of all Upstart-powered loans. While only a small number of Upstart-powered loans have been historically repurchased by us, there can be no assurance that we would have adequate cash or other qualifying assets available to make such repurchases if and when required. Such repurchases could be limited in scope, relating to small pools of loans, or significant in scope, across multiple pools of loans. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, our business, financial condition and results of operations could be adversely affected.

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

Upstart Holdings, Inc.
the ratings of our asset-backed securities could negatively impact our business, financial condition and results of operations.

We rely on borrowings under our warehouse credit facility to fund certain aspects of our operations, and any inability to meet our obligations as they come due or to comply with various covenants could harm our business.

We, through our warehouse trust special purpose entities, have entered into a warehouse credit facility to partially finance the purchase of loans from certain banks that originate loans through our platform, which credit facilities are secured by the purchased loans. We generally hold these loans on our balance sheet until we can contribute them into term securitization transactions or otherwise liquidate them. Occasionally some of these loans may stay on our balance sheet indefinitely, including some loans that are the result of product development activities.

Under our warehouse credit facility, we may borrow up to $100.0 million until June 2023, and any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity in June 2024. As of June 30, 2021, the amount borrowed under this credit facility was $2.7 million, and $6.5 million of aggregated fair value of loans purchased were pledged as collateral.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. Certain stockholders are entitled, under our investors’ rights agreement, to require us to register shares owned by them for public sale in the United States. In addition, we may file a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the United States in the open market.

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

Our amended and restated certificate of incorporation authorizes us to issue our 622,373,134 shares of authorized but unissued common stock and rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 10,249,442 shares for issuance under our 2020 Equity Incentive Plan subject to adjustment in certain events. Any common stock that we issue, including under our 2020 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our common stock.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, under the JOBS Act, emerging growth companies can delay the adoption of certain new or revised accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or that have opted out of using such extended transition period, which may make comparison of our financial statements with those of other public companies more difficult. We may take advantage of these exemptions for so long as we are an “emerging growth company.” We cannot predict if investors will find our common stock less attractive to the extent that we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile. We will lose our “emerging growth company” status on the last day of our fiscal year ending December 31, 2021.

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

Being a public company also makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage, incur substantially higher costs to obtain coverage or only obtain coverage with a significant deductible. These factors could also make it more difficult for us to attract

Upstart Holdings, Inc.
and retain qualified executive officers and qualified members of our Board of Directors, particularly to serve on our audit committee and compensation committee.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Restricted Stock Issuances

On April 8, 2021, as partial consideration for our acquisition of Prodigy, we issued 82,201 shares of restricted common stock to certain Prodigy employees. The restricted common stock is subject to transfer restrictions and a repurchase option and is contingent upon the employees' continued employment with the Company. The repurchase option will lapse with respect to 1/8th of the shares of restricted stock at the end of each successive three-month period following the closing date of the Prodigy acquisition.

The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as the transactions did not involve a public offering and the recipients of the securities in this transaction represented their intention to acquire the securities for investment only and not for sale in connection with any distribution thereof, and had adequate access to information about us, through their relationships with us or otherwise.

Use of Proceeds

Upstart Holdings, Inc.
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

Follow-on Offering

On April 13, 2021, we closed our follow-on offering. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No.     333-255073), which was declared effective by the SEC on April 8, 2021. There has been no material change in the planned use of proceeds from the follow-on offering as described in our final prospectus filed with the SEC on April 12, 2021 pursuant to Rule 424(b)(4) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Prodigy Software, Inc. 2015 Stock Incentive Plan and related form agreements	S-8	333-255270	4.4	April 16, 2021
10.2*^
Amendment No. 2, dated May 25, 2021, to the Third Amended and Restated Loan Sale Agreement, dated January 1, 2019, between Upstart Network, Inc. and Cross River Bank, as previously amended on November 25, 2020.

10.3*^
Amendment No. 3, dated May 25, 2021, to the Third Amended and Restated Loan Program Agreement, dated January 1, 2019, between Upstart Network, Inc. and Cross River Bank, as previously amended on November 20, 2019 and November 25, 2020.

Upstart Holdings, Inc.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: August 12, 2021

Upstart Holdings, Inc.

Upstart Holdings, Inc

Date: August 12, 2021	By:	/s/ Dave Girouard
Dave Girouard
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Sanjay Datta
Sanjay Datta
Chief Financial Officer
(Principal Financial Officer)