Form 10-Q
period 2021-09-30
Upstart Holdings, Inc.
filed 2021-11-12
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 4, 2021 there were 81,957,413 shares of the registrant’s common stock outstanding.

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

Part 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	September 30,
	2020	2021
Assets
Cash	$250,819	$1,041,460
Restricted cash	60,514	130,301
Loans (at fair value)	78,460	129,625
Notes receivable and residual certificates (at fair value)	19,074	10,489
Property, equipment, and software, net	10,032	18,898
Operating lease right of use assets	18,310	70,025
Non-marketable equity securities	—	40,000
Goodwill	—	66,866
Intangible assets, net	—	20,975
Other assets (includes $6,831 and $12,380 at fair value as of December 31, 2020 and September 30, 2021, respectively)	40,046	77,491
Total assets(a)	$477,255	$1,606,130
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$13,775	$9,381
Payable to investors	45,501	84,312
Borrowings	62,626	649,222
Accrued expenses and other liabilities (includes $9,530 and $10,522 at fair value as of December 31, 2020 and September 30, 2021, respectively)	35,669	71,951
Operating lease liabilities	19,432	72,175
Total liabilities(a)	177,003	887,041
Stockholders’ equity:
Common stock, $0.0001 par value; 700,000,000 shares authorized; 73,314,026 and 81,539,547, shares issued and outstanding as of December 31, 2020 and September 30, 2021, respectively	7	8
Additional paid-in capital	369,467	711,804
Retained earnings (accumulated deficit)	(69,222)	7,277
Total stockholders’ equity	300,252	719,089
Total liabilities and stockholders’ equity	$477,255	$1,606,130

(a)The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by Upstart Holdings, Inc. at December 31, 2020 and September 30, 2021. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. The holders of the beneficial interests do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	September 30,
	2020	2021
Assets
Restricted cash	$12,371	$29,131
Loans (at fair value)	75,373	122,022
Notes receivable and residual certificates (at fair value)	17,219	9,545
Other assets	29	303
Total assets	$104,992	$161,001

Liabilities
Accounts payable	$83	$28
Borrowings	42,181	3,100
Other liabilities	32	79
Total liabilities	$42,296	$3,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue:
Revenue from fees, net	$62,861	$210,421	$144,179	$513,888
Interest income and fair value adjustments, net (includes $0 and $1,014 from related parties expense and $0 and $4,238 of related parties fair value adjustments for the three and nine months ended September 30, 2020, respectively)	2,498	18,029	2,527	29,853
Total revenue	65,359	228,450	146,706	543,741
Operating expenses:
Sales and marketing	23,725	93,346	65,113	218,638
Customer operations	9,360	34,978	24,792	76,530
Engineering and product development	9,966	37,085	24,651	87,504
General, administrative, and other	10,101	34,442	30,778	80,602
Total operating expenses	53,152	199,851	145,334	463,274
Income from operations	12,207	28,599	1,372	80,467
Other income (expense)	50	22	5,497	(5,196)
Expense on warrants and convertible notes, net	(2,588)	(776)	(2,317)	(807)
Net income before income taxes	9,669	27,845	4,552	74,464
Benefit for income taxes	—	(1,268)	—	(2,035)
Net income before attribution to noncontrolling interests	9,669	29,113	4,552	76,499
Net loss attributable to noncontrolling interests	—	—	(404)	—
Net income attributable to Upstart Holdings, Inc. common stockholders	$9,669	$29,113	$4,956	$76,499

Net income per share attributable to Upstart Holdings, Inc. common stockholders, basic	$0.12	$0.37	$—	$1.00
Net income per share attributable to Upstart Holdings, Inc. common stockholders, diluted	$0.10	$0.30	$—	$0.81
Weighted-average number of shares outstanding used in computing net income per share attributable to Upstart Holdings, Inc. common stockholders, basic	14,707,717	79,392,600	14,663,623	76,586,395
Weighted-average number of shares outstanding used in computing net income per share attributable to Upstart Holdings, Inc. common stockholders, diluted	26,745,480	96,057,210	14,663,623	94,165,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2020
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Upstart Holdings, Inc. Stockholders’ Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	47,349,577	$162,546	14,659,961	$2	$17,739	$(79,918)	$(62,177)	$—	$(62,177)
Issuance of common stock upon exercise of stock options	—	—	101,996	—	307	—	307	—	307
Issuance of common stock in connection with an incentive agreement	—	—	282,750	—	1,696	—	1,696	—	1,696
Stock-based compensation expense	—	—	—	—	2,743	—	2,743	—	2,743
Incentive share expense	—	—	—	—	429	—	429	—	429
Net income	—	—	—	—	—	9,669	9,669	—	9,669
Balance as of September 30, 2020	47,349,577	$162,546	15,044,707	$2	$22,914	$(70,249)	$(47,333)	$—	$(47,333)

	Nine Months Ended September 30, 2020
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Upstart Holdings, Inc. Stockholders’ Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	47,349,577	$162,546	14,561,398	$2	$12,489	$(75,205)	$(62,714)	$1,026	$(61,688)
Issuance of common stock upon exercise of stock options	—	—	200,559	—	510	—	510	—	510
Issuance of common stock in connection with an incentive agreement	—	—	282,750	—	1,696	—	1,696	—	1,696
Stock-based compensation expense	—	—	—	—	7,432	—	7,432	—	7,432
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	(622)	(622)
Incentive share expense	—	—	—	—	787	—	787	—	787
Net income (loss)	—	—	—	—	—	4,956	4,956	(404)	4,552
Balance as of September 30, 2020	47,349,577	$162,546	15,044,707	$2	$22,914	$(70,249)	$(47,333)	$—	$(47,333)

Upstart Holdings, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Upstart Holdings, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	—	$—	77,626,866	$8	$737,924	$(21,836)	$716,096	$—	$716,096
Issuance of common stock upon exercise of stock options	—	—	3,656,385	—	6,841	—	6,841	—	6,841
Issuance of common stock upon settlement of restricted stock units	—	—	12,571	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	21,417	—	21,417	—	21,417
Issuance of common stock under employee stock purchase plan	—	—	243,725	—	4,145	—	4,145	—	4,145
Purchase of capped calls	—	—	—	—	(58,523)	—	(58,523)	—	(58,523)
Net income	—	—	—	—	—	29,113	29,113	—	29,113
Balance as of September 30, 2021	—	$—	81,539,547	$8	$711,804	$7,277	$719,089	$—	$719,089

	Nine Months Ended September 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Upstart Holdings, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	73,314,026	$7	$369,467	$(69,222)	$300,252	$—	$300,252
Issuance of common stock upon exercise of stock options	—	—	4,941,362	—	9,773	—	9,773	—	9,773
Issuance of common stock upon settlement of restricted stock units	—	—	19,017	—	—	—	—	—	—
Exercise of common stock warrants	—	—	72,407	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	52,245	—	52,245	—	52,245
Shares withheld related to net share settlement of restricted stock units	—	—	(1,730)	—	(236)	—	(236)	—	(236)
Issuance of common stock in connection with acquisition	—	—	650,740	—	71,003	—	71,003	—	71,003
Issuance of common stock in connection with follow-on offering, net of underwriting discounts, commissions, and offering costs	—	—	2,300,000	1	263,930	—	263,931	—	263,931
Issuance of common stock under employee stock purchase plan	—	—	243,725	—	4,145	—	4,145	—	4,145
Purchase of capped calls	—	—	—	—	(58,523)	—	(58,523)	—	(58,523)
Net income	—	—	—	—	—	76,499	76,499	—	76,499
Balance as of September 30, 2021	—	—	81,539,547	$8	$711,804	$7,277	$719,089	$—	$719,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2021
Cash flows from operating activities
Net income before attribution to noncontrolling interests	$4,552	$76,499
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of financial instruments (includes $(4,238) from related parties for the nine months ended September 30, 2020)	18,801	(5,839)
Stock-based compensation	7,102	50,125
Gain on loan servicing arrangements	(1,747)	(4,223)
Depreciation and amortization	1,631	4,984
Incentive share expense	786	—
Noncash interest expense	54	990
Net changes in operating assets and liabilities:
Purchase of loans for immediate resale	(1,554,705)	(5,872,988)
Proceeds from immediate resale of loans	1,554,705	5,872,988
Purchase of loans held-for-sale	(109,113)	(80,305)
Principal payments received for loans held-for-sale	15,237	4,398
Net proceeds from sale of loans held-for-sale	6,813	90,537
Other assets	(4,843)	(22,806)
Operating lease liability and right-of-use asset	66	1,028
Accounts payable	(592)	(4,556)
Payable to investors	13,137	38,811
Accrued expenses and other liabilities	(4,701)	29,854
Net cash (used in) provided by operating activities	(52,817)	179,497

Cash flows from investing activities
Principal payments received for loans held by consolidated securitizations	24,018	—
Net proceeds from sale of loans held-for-investment	88,136	10,793
Principal payments received for loans held-for-investment	12,277	14,722
Principal payments received for notes receivable and repayments of residual certificates	11,306	9,115
Purchase of loans held-for-investment	(3,774)	(92,738)
Purchase of non-marketable equity securities	—	(40,000)
Purchase of notes receivable and residual certificates	(4)	—
Purchase of property and equipment	(1,282)	(4,956)
Capitalized software costs	(2,967)	(4,476)
Acquisition, net of cash acquired	—	(16,561)
Net cash (used in) provided by investing activities	127,710	(124,101)

Cash flows from financing activities
Proceeds from secondary offering, net of underwriting discounts, commissions, and offering costs	—	263,931
Proceeds from issuance of convertible debt	—	661,250
Payment of debt issuance costs	—	(15,727)

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2021
Purchase of capped calls	—	(58,523)
Taxes paid related to net share settlement of equity awards	—	(236)
Payments made on securitization notes and certificates (includes $1,034 paid to related parties for the nine months ended September 30, 2020)	(26,126)	—
Repayments of borrowings	(99,835)	(65,412)
Distributions made to noncontrolling interests	(622)	—
Proceeds from borrowings	81,761	5,831
Proceeds from issuance of common stock under employee stock purchase plan	—	4,145
Proceeds from exercise of stock options	510	9,773
Net cash (used in) provided by financing activities	(44,312)	805,032
Net increase in cash and restricted cash	30,581	860,428
Cash and restricted cash at beginning of period	80,067	311,333
Cash and restricted cash at end of period	$110,648	$1,171,761

Supplemental disclosures of cash flow information
Cash paid for interest	$6,954	$2,796
Cash paid for income taxes	—	2,247

Supplemental disclosures of non-cash investing and financing activities
Issuance of common stock in connection with acquisition	$—	$80,256
Derecognition of loans held-for-investment in consolidated VIE	57,222	—
Derecognition of payable to securitization note holders and residual certificate holders	58,017	—
Capitalized stock-based compensation expense	330	2,120

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
Stock-Based Compensation

The Company issues stock options, restricted stock units (“RSUs”), and restricted stock to employees and nonemployees, including directors and third-party service providers, and employee stock purchase rights granted under the Company’s employee stock purchase plan (“ESPP”). Stock options and employee stock purchase rights granted under the ESPP are initially measured at fair value at the date of grant using the Black-Scholes option-pricing model. RSUs and restricted stock are measured at the fair market value of our common stock at the grant date. Stock-based compensation expenses are recognized based on their respective grant-date fair values. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures, such that the expense is recorded only for those awards that are expected to vest.

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

Non-marketable Equity Securities

The Company’s strategic investment consisting of non-marketable equity securities on the condensed consolidated balance sheets is an investment in a privately held company. Non-marketable equity securities do not have a readily determinable fair value and are measured by the Company at cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “measurement alternative”). Gains and losses on the investment, realized and unrealized, are recognized in other income (expense), net on our condensed consolidated statements of operations and comprehensive income and a new carrying value is established for the investment upon such recognition of the gains and losses. There have been no unrealized or realized gains and losses or impairments related to non-marketable equity securities accounted for under the measurement alternative for any period presented. As of September 30, 2021, the carrying value of our non-marketable equity securities, which do not have a readily determinable fair value, totaled $40 million. The Company had no such securities as of December 31, 2020.

The determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment. In its evaluation, the Company considers factors such as differences in the rights and preferences of the investment and the extent to which those differences would affect the fair value of the investment. In the event the Company identifies an observable price change from an orderly transaction for an identical or similar investment of the same issuer, the Company must estimate the fair value of its strategic investments using the most recent data available. The Company’s impairment analysis encompasses an assessment of both qualitative and quantitative factors.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill is reviewed for impairment annually, or more frequently if an event or a change in circumstances indicates that goodwill may be impaired. We first assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the Company concludes the fair value of the reporting unit is less than its carrying value, a quantitative test is performed. We perform a quantitative goodwill impairment test by determining the fair value of the reporting unit and comparing it to the carrying value of the reporting unit. If the fair value of the reporting unit is greater than the reporting unit’s carrying value, then the carrying value of the reporting unit is deemed to be recoverable. If the carrying value of the reporting unit is greater than the reporting unit’s fair value, goodwill is impaired and written down to the reporting unit’s fair value.

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

In April 2020, the Company received a forgivable loan under the Paycheck Protection Program (“PPP”), totaling $5.3 million with a stated annual interest rate of 1%. All loan payments are deferred for six months if not forgiven under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan and accrued interest are forgivable for borrowers who use the loan proceeds for eligible expenses during a twenty-four week period following the borrower’s receipt of the loan and maintain payroll and employee headcount. The Company has used the full proceeds of the loan for eligible expenses within the required period. The Company determined that forgiveness of the loan under the CARES Act was reasonably assured and recorded the full amount of proceeds as other income in the condensed consolidated statement of operations and comprehensive income in 2020. In March 2021, the Company voluntarily repaid proceeds received under the Paycheck Protection Program plus accrued interest totaling $5.3 million. The Company recognized the loan principal repayment as an other expense.
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
Recently Adopted Accounting Pronouncements

The Company adopted the following accounting standards during the nine months ended September 30, 2021:

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
Recently Issued Accounting Pronouncements

In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will be effective January 1, 2023 for emerging growth companies that have adopted the private company relief. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. The Company accounts for its loans at fair value through net income, which is outside the scope of Topic 326. For available for sale debt securities, the guidance will require recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The Company is evaluating the impact this ASU will have on its condensed consolidated financial statements and related disclosures. The Company plans to adopt Topic 326 effective as of January 1, 2021 in the Company’s Annual Report on Form 10-K for the year ending December 31, 2021.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

2.Revenue
Revenue from fees, net

The Company disaggregates revenue from fees by type of service for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue from fees, net:
Platform and referral fees, net	$55,643	$191,442	$123,485	$467,476
Servicing fees, net	7,218	18,979	20,694	46,412
Total revenue from fees, net	$62,861	$210,421	$144,179	$513,888
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

After origination, Upstart-powered loans are either retained by bank partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans purchased by the Company, Upstart pays bank partners a one-time loan premium fee upon completion of the minimum holding periods. Upstart also pays bank partners monthly loan trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. The monthly loan trailing fees are paid based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the condensed consolidated statements of operations and comprehensive income for the periods presented. The Company recognized $1.8 million and $5.6 million, of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net for the three and nine months ended September 30, 2020, respectively, and $6.6 million and $16.2 million, for the three and nine months ended September 30, 2021, respectively.

As of December 31, 2020 and September 30, 2021, the Company recorded $1.3 million and $3.3 million of loan trailing fee liability, respectively, which is recorded at fair value and included within accrued expenses other liabilities on the Company’s condensed consolidated balance sheets. Refer to “Note 4. Fair Value Measurement” for additional information on changes in fair value associated with trailing fee liabilities.

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

The Company did not recognize revenue from performance obligations related to prior periods for the periods presented. The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of December 31, 2020 and September 30, 2021. The Company had $8.1 million and $17.0 million of accounts receivable that are included in other assets on the condensed consolidated balance sheets related to contracts with customers as of December 31, 2020 and September 30, 2021, respectively. The Company’s allowance for bad debt was immaterial as of December 31, 2020 and September 30, 2021, and the Company’s bad debt expense was immaterial for the periods presented.

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to acquire bank partners. Capitalized costs are amortized over the expected period of benefit, which we have determined, based on an analysis, to be three years. The Company applies the practical expedient to expense costs to obtain contracts with customers if the amortization period is one year or less. As of September 30, 2021, the Company had an immaterial amount of contract costs capitalized within other assets on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2021, the Company amortized an immaterial amount of capitalized contracts costs to sales and marketing in the condensed consolidated statements of operations and comprehensive income.

For the three and nine months ended September 30, 2020, the Company had one customer (“Customer A”) which accounted for 59% and 65% of the Company’s total revenue, respectively, and a second customer (“Customer B”) accounted for 21% and 15% of the Company’s total revenue, respectively. For the three and nine months ended September 30, 2021, Customer A accounted for 56% and 59%, respectively, of the Company’s total revenue, and Customer B accounted for 28% and 25%, respectively, of the Company’s total revenue.

One customer accounted for 34% of accounts receivable as of December 31, 2020, and a second customer accounted for 15% of accounts receivable for both December 31, 2020 and September 30, 2021. A third customer accounted for 10% as of September 30, 2021.
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

The Company recognized gains related to loan servicing rights upon loan sales for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net gain related to loan servicing rights	$68	$2,121	$1,747	$4,223

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

The Company recognized collection agency fees and borrower fees, which are included in servicing fees, net for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Collection agency fees	$624	$1,214	$2,078	$3,068
Borrower fees	512	2,062	1,448	4,043
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

The table below presents components of the interest income and fair value adjustments, net presented in the Company’s condensed consolidated statements of operations and comprehensive income:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Interest income and fair value adjustments, net:
Interest income	$5,797	$5,070	$22,705	$12,020
Interest expense	(1,438)	(269)	(6,952)	(2,796)
Fair value and other adjustments, net	(1,861)	13,228	(13,226)	20,629
Total interest income and fair value adjustments, net	$2,498	$18,029	$2,527	$29,853

Amounts above include interest income, interest expense and fair value adjustments, net related to consolidated securitization trusts for the nine months ended September 30, 2020 is as follows:

Nine Months Ended September 30, 2020
Interest income and fair value adjustments, net related to consolidated securitization trusts:
Interest income	$5,173
Interest expense	(1,074)
Fair value and other adjustments, net	(3,555)
Total interest income and fair value adjustments, net	$544
Interest income

Interest income is recognized based on the terms of the underlying agreements with borrowers for loans held on the Company’s condensed consolidated balance sheets and is earned over the life of a loan.

Interest income also includes accrued interest earned on outstanding loans but not collected. Loans that have reached a delinquency of over 120 days are classified as non-accrual status and any accrued interest recorded in relation to these loans is reversed in the respective period. As of December 31, 2020 and September 30, 2021, the Company has recorded $0.9 million and $1.4 million of accrued interest income in loans on the condensed consolidated balance sheets, respectively.
Interest expense

Interest expense is primarily related to interest recorded on the Company’s borrowings and the notes issued as part of the consolidated securitizations. Interest expense includes accrued interest incurred but not paid. Accrued interest expenses were immaterial as of December 31, 2020 and September 30, 2021.
Fair value and other adjustments, net

Fair value and other adjustments, net include changes in fair value of financial instruments, other than loan servicing assets and liabilities, common stock warrant liabilities, and convertible preferred stock warrant liabilities. These adjustments are recorded in the Company’s condensed consolidated statements of operations and comprehensive income and include both realized and unrealized changes to the value of related assets and liabilities. Refer to “Note 4. Fair Value Measurement” for additional information.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Fair value and other adjustments, net also include gains received through our securitization programs and amounts received from borrowers for previously charged-off loans held on the Company’s condensed consolidated balance sheets. These amounts are recognized in the period received.

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
Consolidated MOAs

The Company sponsored three securitization transactions in August 2018 (“2018-2”), February 2019 (“2019-1”) and August 2019 (“2019-2”), respectively. As the retaining sponsor of these transactions, the Company was subject to the RR requirements and satisfied them through Eligible Vertical Interests (“EVIs”) in the form of a combination of securitization notes and residual certificates through the established MOAs. The Company concluded that it has a variable interest and is the primary beneficiary of the MOAs associated with these securitization transactions. As a result, the Company consolidated these MOAs as of December 31, 2020 and the MOAs continue to remain consolidated as of September 30, 2021. The Company determined that it is not the primary beneficiary of the trusts which hold the loans associated with these securitization transactions, primarily because the Company’s servicing fees are not considered variable interests, and that the transfer of loans as collateral into these securitization transactions met the definition of a sale under Topic 860, Transferring and Servicing. As such, the Company derecognized these loans from the condensed consolidated balance sheets upon the closing of these securitization transactions. Refer to the Unconsolidated Securitizations section below for more information.
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

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

	Assets	Liabilities	Net Assets
December 31, 2020
Warehouse Entity	$71,530	$35,109	$36,421
Majority-owned Affiliates	17,219	7,187	10,032
Other Consolidated VIEs	16,243	—	16,243
Total Consolidated VIEs	$104,992	$42,296	$62,696

	Assets	Liabilities	Net Assets
September 30, 2021
Warehouse Entity	$57,870	$1,376	$56,494
Majority-owned Affiliates	9,545	1,809	7,736
Other Consolidated VIEs	93,586	22	93,564
Total Consolidated VIEs	$161,001	$3,207	$157,794

The Company’s continued involvement in all of its securitizations in which it is the sponsor includes loan servicing rights and obligations for which it receives servicing fees over the life of the underlying loans. The Company monitors its status as the primary beneficiary and in case of reconsideration events, updates the analysis accordingly.
Unconsolidated VIEs

The Company’s transactions with unconsolidated VIEs include securitizations of unsecured personal whole loans and sales of whole loans to VIEs. The Company has various forms of involvement with VIEs, including servicing of loans and holding senior or residual interests in the VIEs, however the Company does not hold a significant economic interest in these entities.

As of September 30, 2021, the Company’s unconsolidated VIEs include entities established as the issuers and grantor trusts for the 2017-1, 2017-2, 2018-1, 2018-2, 2019-1, and 2019-2 securitization transactions (the “Unconsolidated Securitizations”). The Company’s continued involvement in the unconsolidated VIEs is in the form of its role as the sponsor and the servicer of these transactions. For each of the unconsolidated securitizations, the Company determined that it is not the primary beneficiary.

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

The following tables summarize the aggregate carrying value of assets and liabilities of unconsolidated VIEs in which the Company holds a variable interest but is not the primary beneficiary:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
December 31, 2020
Securitizations and other	$524,358	$430,006	$94,352	$26,141

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
September 30, 2021
Securitizations and other	$279,161	$214,547	$64,614	$17,704

The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $18.9 million and $10.5 million which are included in notes receivable and residual certificates on the condensed consolidated balance sheets as of December 31, 2020 and September 30, 2021, respectively. The Company also had $7.2 million of cash deposits made to reserve accounts for related securitizations, included in other assets on the condensed consolidated balance sheets as of December 31, 2020 and September 30, 2021.

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

4.Fair Value Measurement

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents assets and liabilities measured at fair value and categorized as Level 3 in the fair value hierarchy:

	December 31,	September 30,
	2020	2021
Assets
Loans	$78,460	$129,625
Notes receivable and residual certificates	19,074	10,489
Loan servicing assets	6,831	12,380
Total assets	$104,365	$152,494
Liabilities
Loan servicing liabilities	$8,254	$7,188
Trailing fee liabilities	1,276	3,334
Total liabilities	$9,530	$10,522

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

The following table presents the fair value of classes of loans held by the Company:

	December 31,	September 30,
	2020	2021
Loans held-for-sale	$60,232	$31,208
Loans held-for-investment	18,228	98,417
Total	$78,460	$129,625
Valuation Methodology

Loans held-for-sale and held-for-investment are measured at estimated fair value using a discounted cash flow model. The fair valuation methodology considers projected prepayments and historical defaults, losses and recoveries to project future losses and net cash flows on loans. Net cash flows are discounted using an estimate of market rates of return. The fair value of these loans also includes accrued interest, which was immaterial as of December 31, 2020 and September 30, 2021.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Company has elected the measurement alternative under Topic 810, Consolidation, and maximizes the use of observable inputs to estimate the fair value of the financial assets and liabilities of consolidated securitization entities. Under the measurement alternative, the Company measures the financial assets, which consist of held-for-investment and held-for-sale loans in the condensed consolidated balance sheets, and financial liabilities, which consist of securitization notes and residual certificates issued to institutional investors, included in payable to securitization note holders and residual certificate holders in the condensed consolidated balance sheets, using the more observable of the fair value of the financial assets and liabilities. The Company determined the fair value of the amounts payable to securitization note holders and residual certificate holders is more observable than that of the loans. The securitization notes and residual certificates are measured at fair value, and the loans are measured based on the sum of the fair value of the securitization notes and residual certificates, with changes in fair value included in the condensed consolidated statements of operations and comprehensive income.
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-investment and held-for-sale:

	December 31, 2020			September 30, 2021
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	6.80%	16.99%	7.44%	3.39%	17.26%	7.13%
Credit risk rate (1)	0.36%	52.31%	19.82%	0.08%	50.85%	17.65%
Prepayment rate (1)	11.64%	78.36%	31.03%	10.24%	84.76%	40.40%
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

Significant Recurring Level 3 Fair Value Input Sensitivity

The below table presents the sensitivity of the loans held-for-sale and held-for-investment to adverse changes in key assumptions used in the valuation model as of December 31, 2020 and September 30, 2021,

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

respectively. The estimated fair value of these loans is not sensitive to adverse changes in expected prepayment rates as such changes would not result in a significant impact on the fair value in either periods.

	December 31,	September 30,
	2020	2021
Fair value of loans	$78,460	$129,625
Discount rates
100 basis point increase	(979)	(1,760)
200 basis point increase	(1,939)	(3,482)
Expected credit loss rates on underlying loans
10% adverse change	(1,303)	(1,964)
20% adverse change	(2,611)	(3,929)

Rollforward of Level 3 Fair Values

The following tables include a rollforward of the loans classified within Level 3 of the fair value hierarchy:

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held-for- Investment (Securitized)	Total
Fair value at June 30, 2020	$108,108	$15,190	$—	$123,298
Purchases of loans	10,512	980	—	11,492
Purchase of loans for immediate resale	639,471	—	—	639,471
Immediate resale	(639,471)	—	—	(639,471)
Repayments received	(9,036)	(1,496)	—	(10,532)
Changes in fair value recorded in earnings	(1,458)	(104)	—	(1,562)
Other changes	20	(8)	—	12
Fair value at September 30, 2020	$108,146	$14,562	$—	$122,708

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held-for- Investment (Securitized)	Total
Fair value at December 31, 2019	$—	$141,555	$90,750	$232,305
Reclassification of loans from HFI to HFS	125,297	(125,297)	—	—
Purchases of loans	109,113	3,774	—	112,887
Sale of loans	(94,949)	—	—	(94,949)
Purchase of loans for immediate resale	1,554,705	—	—	1,554,705
Immediate resale	(1,554,705)	—	—	(1,554,705)
Repayments received	(23,390)	(4,124)	(24,018)	(51,532)
Changes in fair value recorded in earnings	(7,940)	(1,352)	(9,508)	(18,800)
Other changes	15	6	(2)	19
Changes due to deconsolidation	—	—	(57,222)	(57,222)
Fair value at September 30, 2020	$108,146	$14,562	$—	$122,708

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held-for- Investment (Securitized)	Total
Fair value at June 30, 2021	$26,741	$55,570	$—	$82,311
Purchases of loans	41,994	50,190	—	92,184
Sale of loans	(34,429)	—	—	(34,429)
Purchase of loans for immediate resale	2,458,757	—	—	2,458,757
Immediate resale	(2,458,757)	—	—	(2,458,757)
Repayments received	(1,831)	(6,125)	—	(7,956)
Changes in fair value recorded in earnings	(1,313)	(1,576)	—	(2,889)
Other changes	46	358	—	404
Fair value at September 30, 2021	$31,208	$98,417	$—	$129,625

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held-for- Investment (Securitized)	Total
Fair value at December 31, 2020	$60,232	$18,228	$—	$78,460
Reclassification of loans from HFI to HFS	(26)	26	—	—
Purchases of loans	80,305	92,738	—	173,043
Sale of loans	(101,330)	—	—	(101,330)
Purchase of loans for immediate resale	5,872,988	—	—	5,872,988
Immediate resale	(5,872,988)	—	—	(5,872,988)
Repayments received	(6,867)	(12,253)	—	(19,120)
Changes in fair value recorded in earnings	(961)	(960)	—	(1,921)
Other changes	(145)	638	—	493
Fair value at September 30, 2021	$31,208	$98,417	$—	$129,625

Assets related to Securitization Transactions

As of December 31, 2020 and September 30, 2021, the Company held notes receivable and residual certificates with an aggregate fair value of $19.1 million and $10.5 million, respectively. The balances consist of securitization notes and residual certificates corresponding to the 5% economic risk retention the Company is required to maintain as the retaining sponsor of the unconsolidated securitizations.
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements of assets related to securitization transactions:

	December 31, 2020			September 30, 2021
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Notes receivable and residual certificates
Discount rate	3.01%	14.00%	5.84%	5.80%	15.70%	6.54%
Credit risk rate (1)	0.04%	50.69%	17.12%	0.04%	50.69%	18.22%
Prepayment rate (1)	15.60%	36.88%	27.63%	15.60%	36.16%	27.75%
_________
(1)Expressed as a percentage of the original principal balance of the loans underlying the financial instruments
(2)Unobservable inputs were weighted by relative fair value

Significant Recurring Level 3 Fair Value Input Sensitivity

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The securities issued in the securitization transactions are senior or subordinated based on the waterfall criteria of loan payments to each security class, with the residual interest (the “residual certificates”) issued being the first to absorb credit losses in accordance with the waterfall criteria. Accordingly, the residual certificates are the most sensitive to adverse changes in credit risk rates. Depending on the specific securitization, a hypothetical increase in the credit risk rate of 10% to 20% would result in significant decreases in the fair value of the residual certificates. On average, a hypothetical increase in the credit risk rate of 20% would result in a 14% decrease in the fair value of the residual certificates as of September 30, 2021. The remaining classes of securities, with the exception of those in 2018-2, are all overcollateralized such that changes in credit risk rates are not expected to have significant impacts on their fair values.

The fair value of the securities is also sensitive to adverse changes in discount rates, which represent estimates of the rates of return that institutional investors would require when investing in financial instruments with similar risk and return characteristics. On average, a hypothetical 100 basis point increase in discount rates results in a decrease in fair value of the securities (including securitization notes and residual certificates) of 1.23% and 0.77% as of December 31, 2020 and September 30, 2021, respectively. On average, a hypothetical 200 basis point increase in discount rates results in a decrease in fair value of the securities (including securitization notes and residual certificates) of 2.36% and 1.53% as of December 31, 2020 and September 30, 2021, respectively.

The fair value of securitization notes and residual certificates are not sensitive to adverse changes in expected prepayment rates as such changes would not result in a significant impact on the fair value as of December 31, 2020 and September 30, 2021.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of the notes receivable and residual certificates related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy:

Notes Receivable and Residual Certificates
Fair value at June 30, 2020	$24,840
Repayments and settlements	(3,690)
Changes in fair value recorded in earnings	903
Fair value at September 30, 2020	$22,053

Notes Receivable and Residual Certificates
Fair value at December 31, 2019	$34,116
Purchases and issuances of securitization notes and residual certificates	4
Repayments and settlements	(11,306)
Changes in fair value recorded in earnings	(761)
Fair value at September 30, 2020	$22,053

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Notes Receivable and Residual Certificates
Fair value at June 30, 2021	$12,995
Repayments and settlements	(2,766)
Changes in fair value recorded in earnings	260
Fair value at September 30, 2021	$10,489

Notes Receivable and Residual Certificates
Fair value at December 31, 2020	$19,074
Repayments and settlements	(9,115)
Changes in fair value recorded in earnings	530
Fair value at September 30, 2021	$10,489
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2020			September 30, 2021
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	15.00%	35.00%	22.69%	13.00%	20.00%	17.73%
Credit risk rate (1)	0.03%	52.78%	17.19%	0.03%	52.78%	18.29%
Market-servicing rate (3)(4)	0.75%	0.75%	0.75%	0.62%	0.62%	0.62%
Prepayment rate (1)	9.07%	89.01%	31.62%	5.99%	92.60%	34.37%
_________
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

Market-servicing rates–Market-servicing rate is an estimated measure of adequate compensation for a market participant, if one was required. The rate is expressed as a fixed percentage of outstanding principal balance per annum. The estimate considers the profit that would be demanded in the marketplace to service the portfolio of outstanding loans subject to the Company’s servicing agreements.

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
Significant Recurring Level 3 Fair Value Input Sensitivity

The table below presents the fair value sensitivity of loan servicing assets and liabilities to adverse changes in key assumptions. The fair value of loan servicing assets and liabilities is not sensitive to adverse changes in discount rates as such changes would not result in a significant impact on the fair value as of December 31, 2020 and September 30, 2021, respectively.

	December 31,	September 30,
	2020	2021
Fair value of loan servicing assets	$6,831	$12,380
Expected market-servicing rates
10% market-servicing rates increase	(19,013)	(3,724)
20% market-servicing rates increase	(38,027)	(7,354)
Expected prepayment rates
10% adverse change	(2,061)	(169)
20% adverse change	(4,212)	(337)

	December 31,	September 30,
	2020	2021
Fair value of loan servicing liabilities	$8,254	$7,188
Expected market-servicing rates
10% market-servicing rates increase	22,974	4,939
20% market-servicing rates increase	45,948	9,972
Expected prepayment rates
10% adverse change	2,491	109
20% adverse change	5,089	216

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the loan servicing assets and liabilities classified by the Company within Level 3 of the fair value hierarchy:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at June 30, 2020	$5,880	$6,615
Sale of loans	1,833	1,766
Changes in fair value recorded in earnings	(1,155)	(1,032)
Fair value at September 30, 2020	$6,558	$7,349

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2019	$4,725	$5,140
Sale of loans	5,003	3,256
Changes in fair value recorded in earnings	(3,170)	(1,047)
Fair value at September 30, 2020	$6,558	$7,349

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at June 30, 2021	$15,450	$11,883
Sale of loans	4,904	2,783
Changes in fair value recorded in earnings	(7,974)	(7,478)
Fair value at September 30, 2021	$12,380	$7,188

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2020	$6,831	$8,254
Sale of loans	14,833	10,610
Changes in fair value recorded in earnings	(9,284)	(11,676)
Fair value at September 30, 2021	$12,380	$7,188
Trailing Fee Liabilities

The Company pays certain bank partners monthly trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Significant inputs used for estimating the fair value of trailing fee liabilities included discount rates of 6.80% to 16.99% and 3.39% to 17.26% and credit risk rates of 0.36% to 52.31% and 0.08% to 50.85% as of December 31, 2020 and September 30, 2021, respectively.

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
Rollforward of Level 3 Fair Values

The following tables include a rollforward of trailing fee liabilities classified by the Company within Level 3 of the fair value hierarchy:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Trailing Fee Liabilities
Fair value at June 30, 2020	$720
Issuances	263
Repayments and settlements	(89)
Fair value at September 30, 2020	$894

Trailing Fee Liabilities
Fair value at December 31, 2019	$504
Issuances	632
Repayments and settlements	(219)
Changes in fair value recorded in earnings	(23)
Fair value at September 30, 2020	$894

Trailing Fee Liabilities
Fair value at June 30, 2021	$2,513
Issuances	1,148
Repayments and settlements	(350)
Changes in fair value recorded in earnings	23
Fair value at September 30, 2021	$3,334

Trailing Fee Liabilities
Fair value at December 31, 2020	$1,276
Issuances	2,753
Repayments and settlements	(766)
Changes in fair value recorded in earnings	71
Fair value at September 30, 2021	$3,334

5.Loans at Fair Value

The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the condensed consolidated balance sheets:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans		Loans > 90 Days Past Due
	December 31,	September 30,	December 31,	September 30,
	2020	2021	2020	2021
Outstanding principal balance	$97,497	$149,049	$2,018	$1,293
Net fair value and accrued interest adjustments	(19,037)	(19,424)	(2,002)	(112)
Fair value(1)	$78,460	$129,625	$16	$1,181
_________
(1)     Includes $2.4 million and $70.3 million of auto loans as of December 31, 2020 and September 30, 2021, respectively, of which an immaterial amount is 90 days or more past due for each period presented.

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

The Company recognized acquisition-related costs of approximately $1.2 million in the nine months ended September 30, 2021 which are included in the general and administrative expense in the condensed consolidated statement of operations and comprehensive income. No acquisition-related costs were incurred during the three months ended September 30, 2021.

	Estimated fair values (in thousands)	Estimated useful life (years)
Developed technology	$9,400	3.0
Trade name	100	2.0
Customer relationships	13,700	12.0
Total acquisition-related intangible assets	$23,200

The fair values of the acquisition-related intangibles were determined using the following methodologies: replacement cost method, the relief from royalty method, and the with/without method, a form of the income approach, for developed technology, trade name, and customer relationships, respectively. The acquired intangible assets have a total weighted-average amortization period of 8.3 years.

We have included the financial results of the acquired business in our condensed consolidated financial statements from the date of acquisition. Revenues and expenses related to the acquisition for the three and nine months ended September 30, 2021 were not material. Pro forma results of operations have not been presented because the effects of this acquisition were not material to our financial results.

7.Goodwill and Intangible Assets

Goodwill

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The table below presents changes to the carrying amount of goodwill:

	December 31, 2020	Goodwill Acquired	September 30, 2021
Goodwill	$—	$66,866	$66,866

The goodwill acquired during the nine months ended September 30, 2021 is associated with the acquisition of Prodigy. There was no impairment for the periods presented.

Intangible Assets

Acquired intangible assets subject to amortization are as follows:

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$9,400	$1,566	$7,834	2.5
Customer relationships	13,700	571	13,129	11.5
	$23,100	$2,137	$20,963

Amortization expense was $1.1 million and $2.2 million for the three and nine months ended September 30, 2021, respectively, which includes an immaterial write-off of the trade name acquired intangible asset after the Company performed a qualitative impairment assessment in the third quarter of 2021. There were no intangible assets subject to amortization for the year ended December 31, 2020.

Expected future amortization expense for intangible assets as of September 30, 2021 is as follows:

Fiscal Years:
Remaining 2021	$1,069
2022	4,275
2023	4,275
2024	1,925
2025	1,142
Thereafter	8,277
Total	$20,963

8.Balance Sheet Components
Other Assets

Other assets consisted of the following:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31,	September 30,
	2020	2021
Servicing fees and other receivables	$11,656	$29,986
Deposits	7,947	8,272
Prepaid expenses	6,009	17,875
Loan servicing assets (at fair value)	6,831	12,380
Other assets	7,603	8,978
Total other assets	$40,046	$77,491

Servicing fees and other receivables represent amounts recognized as revenue but not yet collected in relation to servicing and other agreements with institutional investors and bank partners.
Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

	December 31,	September 30,
	2020	2021
Internally developed software	$7,906	$14,502
Computer equipment	1,285	2,459
Furniture and fixtures	1,770	2,573
Leasehold improvements	2,763	5,803
Total property, equipment, and software	13,724	25,337
Accumulated depreciation and amortization	(3,692)	(6,439)
Total property, equipment, and software, net	$10,032	$18,898

For the three and nine months ended September 30, 2020, depreciation and amortization expense on property, equipment, and software was immaterial. For the three and nine months ended September 30, 2021, depreciation and amortization expense on property, equipment, and software was $1.0 million and $2.7 million, respectively. Capitalized internally developed software balances, net of accumulated amortization, were $6.0 million and $11.0 million as of December 31, 2020 and September 30, 2021, respectively.
Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,	September 30,
	2020	2021
Accrued expenses	$10,974	$33,955
Accrued payroll	13,834	22,570
Loan servicing liabilities (at fair value)	8,254	7,188
Trailing fee liability (at fair value)	1,276	3,334
Other liabilities	1,331	4,904
Total accrued expenses and other liabilities	$35,669	$71,951

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

9.Borrowings

The following table presents the aggregate principal outstanding of all loans mentioned in this note that are included in the condensed consolidated balance sheets:

	Borrowings
	December 31,	September 30,
	2020	2021
Term loan	$15,000	$—
Revolving credit facility	5,500	—
Warehouse credit facility	34,994	1,291
Risk retention funding loans	7,187	1,809
Convertible senior notes	—	661,250
Total payments due	62,681	664,350
Unamortized debt discount	(55)	(15,128)
Total borrowings	$62,626	$649,222
Term Loan

In October 2018, the Company and UNI entered into a mezzanine loan and security agreement to obtain a term loan of up to $15.0 million (the “Mezzanine Loan”). The Mezzanine Loan bore interest at the greater of prime rate plus 5.25% or 10.00% per annum, payable monthly. The principal balance was due upon maturity on October 1, 2021.

In June 2021, the Company repaid in full the $15.0 million principal balance outstanding under the Mezzanine Loan, plus accrued interest and prepayment fees, and terminated the Mezzanine Loan. In connection with the termination, the Company recognized the remaining unamortized debt discount and recognized an immaterial loss on debt extinguishment.
Revolving Credit Facility

In September 2018, the Company and UNI entered into a revolving credit facility with a third-party lender for up to $5.5 million (the “UNI Credit Facility”). The UNI Credit Facility bore floating interest at the greater of prime rate plus 1.00% or 4.25% annum, payable monthly, subject to a monthly minimum interest requirement prior to maturity. The UNI Credit Facility had an original termination and maturity date of June 1, 2020. In 2020, the parties agreed to extend the maturity date of the UNI Credit Facility to June 1, 2021. In June 2021, the Company repaid in full the $5.5 million of outstanding principal, plus accrued interest, under the UNI Credit Facility and did not renew such facility.
Warehouse Credit Facility

In November 2015, the Company’s consolidated VIE, Upstart Loan Trust (“ULT”), entered into a revolving credit and security agreement with a third-party lender (the “ULT Warehouse Credit Facility”). The credit and security agreement for the ULT Warehouse Credit Facility was amended and restated in its entirety in May 2020 and further amended in June 2021. Under the revolving credit and security agreement, as amended from time to time, ULT may borrow up to $100.0 million (subject to a borrowing base capacity) until the earlier of June 15, 2023 or the occurrence of an accelerated amortization event. An accelerated amortization event includes, but are not limited to, failure to satisfy certain loan performance metrics or the occurrence of an event of default. The proceeds may only be used to purchase unsecured personal loans from Upstart’s platform and to pay fees and expenses related

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

to the credit facility. The ULT Warehouse Credit Facility matures on the earlier of June 15, 2024 or acceleration of the facility following an event of default, upon which date 100% of the outstanding principal amount, together with any accrued and unpaid interest, becomes due and payable. The entire amount of the outstanding principal and interest may be prepaid at any time without penalty. The ULT Warehouse Credit Facility bears a floating interest rate of LIBOR (“ the Benchmark Rate”) plus a spread ranging from 1.90% to 4.00% per annum, due and payable monthly in arrears. In the event that LIBOR ceases to be available, the Benchmark Rate will be replaced with an alternative rate such as the Secured Overnight Financing Rate. The Company is subject to additional interest payments under a minimum utilization requirement of $30 million. The maximum advance rate under the ULT Warehouse Credit Facility on outstanding principal of loans held by ULT was 80% as of December 31, 2020 and 85% as of September 30, 2021.

The ULT Warehouse Credit Facility contains certain financial covenants. As of December 31, 2020 and September 30, 2021, ULT was in compliance with all applicable covenants under the ULT Warehouse Credit Facility. The creditors of ULT have no recourse to the general credit of the Company, except for certain limited obligations of ULT to its creditors that are guaranteed by the Company. The Company does not guarantee the credit performance of the loans owned by ULT, and the loans and other assets owned by ULT are not available to settle the claims of creditors of the Company.

The following table includes the aggregate balances held by ULT that were pledged as collateral for the ULT Warehouse Credit Facility and included in loans at fair value and restricted cash in the condensed consolidated balance sheets, respectively:

	ULT Warehouse Credit Facility
	December 31, 2020	September 30, 2021
Outstanding borrowings	$34,994	$1,291
Aggregate outstanding principal of loans pledged as collateral	59,709	2,449
Aggregate fair value of loans purchased and held by ULT	60,231	31,208
Restricted cash pledged as collateral	11,270	26,461
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

In September 2019, Upstart RR Funding 2019-2, LLC (the “2019-2 RR entity”), a consolidated VIE of UNI, entered into a loan and security agreement (the “2019-2 RR Financing Agreement”) to finance the Company’s risk retention balance in the Upstart Securitization Trust 2019-2. Under this agreement, the balance borrowed by the 2019-2 RR entity has an annual interest rate of 4.33% and is repaid using cash proceeds received by the 2019-2 RR entity as part of monthly cash distributions from the 2019-2 securitization on securitization notes and residual certificates. As of December 31, 2020 and September 30, 2021, the outstanding principal balance under the 2019-2 RR Financing Agreement was $6.6 million and $1.8 million, respectively.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The borrowings are solely the obligations of the 2018-2 RR entity and 2019-2 RR entity, respectively, and the Company is not obligated thereon. The securities and other assets owned by each RR entity are not available to settle the claims of creditors of the Company. Assets pledged as collateral for the risk retention funding loans include $12.6 million and $6.0 million of securities held for risk retention for the 2018-2 and 2019-2 securitization transactions, included in notes receivables and residual certificates on the condensed consolidated balance sheets as of December 31, 2020 and September 30, 2021, respectively.

Convertible Senior Notes

On August 20, 2021, the Company issued $661.3 million aggregate principal amount of 0.25% convertible senior notes due 2026 (“Notes”) pursuant to an indenture (the “Indenture”), (including the exercise in full of the initial purchasers’ option of an additional $86.3 million aggregate principal of additional notes) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the sale of the Notes were approximately $645.5 million after deducting debt issuance costs.

The Notes represent senior unsecured obligations of the Company and bear interest at a rate of 0.25% per year, payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2022. The Notes mature on August 15, 2026 unless earlier converted, redeemed, or repurchased in accordance with their terms.
The Notes will be convertible at an initial conversion rate of 3.5056 shares of our common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $285.26 per share, subject to adjustment if certain events occur. Following certain corporate events that may occur prior to the maturity date or following our issuance of a notice of redemption, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or during the related redemption period in certain circumstances. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” per the Indenture, holders of the Notes may require the Company to repurchase for cash all or a portion of their respective notes at a purchase price equal to 100% of the principal amount of the Note plus accrued and unpaid interest.

Holders may convert their Notes at their option any time prior to the close of business on the business day immediately preceding May 15, 2026 only under the following circumstances:

(1) during any calendar quarter commencing after December 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

(2) during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of Notes for each trading day of such five consecutive trading-day period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such trading day;

(3) if we call any or all of the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

(4) upon the occurrence of specified corporate events.

On or after May 15, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or any portion of their Notes regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, either cash, shares of common stock or a combination of cash and shares of common stock, at our election.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Company may not redeem the Notes prior to August 20, 2024. The Company may redeem for cash all or any portion of the Notes, at our option, on or after August 20, 2024, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.

The Company accounted for the issuance of the Notes as a single liability at par as the conversion feature does not require bifurcation as a derivative under ASC 815 and the Notes were not issued at a substantial premium. Debt issuance costs related to the Notes totaled $15.7 million and consisted of underwriting fees and third-party offering costs, which are amortized to interest expense using the effective interest method over the contractual term. For both the three and nine months ended September 30, 2021, the Company recorded $0.8 million of coupon interest expense and amortization of debt issuance costs of $0.6 million on the condensed consolidated statements of operations and comprehensive income. The effective interest rate of the Notes is 0.7% for all periods presented.

Capped Call Transactions

The Company used $58.5 million of the net proceeds from the Notes to enter into privately negotiated capped call instruments (“Capped Calls”) with certain financial institutions. The Capped Calls each have an initial strike price of approximately $285.26 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped calls each have an initial cap price of $400.36 per share. The Capped Calls cover, subject to anti-dilution adjustments, approximately 2.3 million shares of common stock. The Capped Calls are expected to reduce the potential dilution to common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, in the event the market price per share of common stock, as measured under the terms of the Capped Call, is greater than the strike price of the Capped Call, with such reduction and/or offset subject to a cap. If, however, the market price per share of the common stock, as measured under the terms of the Capped Call, exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price per share of the common stock exceeds the cap price of the Capped Calls. The Capped Calls expire on August 15, 2026, subject to earlier exercise.

The Capped Calls were determined to be freestanding financial instruments that meet the criteria for classification in equity; as such the Capped Calls were recorded as a reduction of additional paid-in capital within stockholders’ equity.

The following table summarizes the aggregate amount of maturities of all borrowings as of September 30, 2021:

September 30, 2021
Remainder of 2021	$—
2022	—
2023	1,809
2024	1,291
2025	—
Thereafter	661,250
Total	$664,350

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

The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

	December 31,	September 30,
	2020	2021
Options issued and outstanding	19,600,223	14,906,879
RSUs outstanding	—	1,404,998
Shares available for future issuance under 2020 plan	2,537,181	10,082,123
Shares available for issuance under ESPP	—	1,869,302
Warrants to purchase common stock	75,000	—
Total	22,212,404	28,263,302
Common Stock Warrants

In October 2018, the Company issued stock warrants to purchase 75,000 shares of common stock, with an exercise price of $2.16 per share. The estimated grant date fair value of the common stock warrants was recognized as debt issuance costs in the period granted. The common stock warrant has a contractual term of ten years and expire in October 2028.

In December 2020, the common stock warrant agreement was amended to include a repurchase option in the event of an IPO. Upon the completion of an IPO, or a qualified acquisition of the Company, the common stock warrant holders have the option to require the Company to repurchase the warrant in its entirety for a purchase price of $1.5 million. The repurchase option terminates on the earlier of (i) 30 days after the closing of a qualified sale of the Company or; (ii) 10 business days after the date on which the Company’s IPO price per share is confirmed by the Company’s underwriters.

In December 2020, the repurchase clause for the warrant expired resulting in the fair market value of the stock warrants to purchase 75,000 shares reclassified from liability to equity on the condensed consolidated balance sheets. In January 2021, the warrant holder net exercised the warrant resulting in 72,407 common shares issued by the Company. As of September 30, 2021 no common stock warrants were outstanding.

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

The 2020 Equity Incentive Plan authorizes granting of ISOs, NSOs, stock appreciation rights, restricted stock, restricted stock units, or RSUs, and performance awards. As of September 30, 2021, the Company is authorized to issue up to 10,082,123 shares of common stock under the 2020 Equity Incentive Plan. In addition, the 2020 Equity Incentive Plan also includes any shares subject to awards granted under our 2012 Equity Incentive Plan that, on or after December 15, 2020, expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by us for payment of an exercise price or for satisfying tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest. The maximum number of shares that may be added to the 2020 Equity Incentive Plan pursuant to outstanding awards under the 2012 Equity Incentive Plan is 15,000,000 shares. The number of shares available for issuance under our 2020 Equity Incentive Plan also includes an annual increase on the first day of each fiscal year beginning with the 2021 in an amount equal to the lesser of 15,000,000 shares or 5% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year.

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
Stock Options

The following table summarized stock option activity for the nine months ended September 30, 2021:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2020	19,600,223	$4.27	6.8	$715,084
Options granted	610,534	105.37
Options assumed upon acquisition	23,494	9.06
Options exercised	(4,941,362)	1.98
Options cancelled and forfeited	(386,010)	7.30
Balances at September 30, 2021	14,906,879	9.10	6.7	4,581,564
Options exercisable – September 30, 2021	8,598,833	2.48	5.3	2,699,739
Options vested and expected to vest – September 30, 2021	14,753,486	$8.78	6.6	$4,539,113

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of September 30, 2021. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2020 and 2021, was $2.0 million and $873.9 million, respectively. The weighted-average grant date fair value of options granted during the nine months ended September

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

30, 2020 and 2021, was $5.76 and $61.97 per share, respectively. The weighted-average fair value of options assumed in connection with an acquisition was $74.84 per share for the nine months ended September 30, 2021. The total fair value of options vested for the nine months ended September 30, 2020 and 2021, was $4.5 million and $16.7 million, respectively.

In May 2021, the Company amended an employee stock option agreement which resulted in a modification of the vesting of a certain number of option shares. The Company valued the amended stock options as of the modification date. Based on the Black-Scholes option pricing model fair value, incremental stock-based compensation expense of $4.4 million resulting from the modification was recognized during the nine months ended September 30, 2021.

As of September 30, 2021, total unrecognized stock-based compensation expense related to unvested stock options was $63.0 million, which is expected to be recognized over a remaining weighted-average period of 2.0 years.
Restricted Stock Units

During the nine months ended September 30, 2021, the Company began granting RSUs to employees and nonemployees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over four years. The following table summarized RSU activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2020	—
RSUs granted	1,465,733	$126.95
RSUs vested	(19,051)	118.92
RSUs cancelled and forfeited	(41,684)	$100.33
Unvested at September 30, 2021	1,404,998

As of September 30, 2021, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $161.3 million, which is expected to be recognized over a remaining weighted-average period of 3.2 years.

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

The following table summarized Restricted Stock activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2020	—
Restricted	82,201	$121.65
Vested	10,275	$121.65
Unvested at September 30, 2021	71,926

As of September 30, 2021, total unrecognized stock-based compensation expense related to restricted stock was $7.7 million, which is expected to be recognized over a remaining weighted-average period of 1.6 years.
2020 Employee Stock Purchase Plan

In October 2020, our Board of Directors adopted, and in November 2020 our Board of Directors amended and our stockholders approved, our ESPP which was effective on December 14, 2020. Our ESPP provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year, except the first offering period commenced on December 16, 2020 and will end on the first trading day on or before August 15, 2021. The second offering period will commence on the last trading day on or after August 15, 2021. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on the exercise date. As of September 30, 2021, 1,869,302 shares remain available for future issuance, in addition to any automatic annual evergreen increase. During the nine months ended September 30, 2021 243,725 shares of common stock were purchased under the ESPP.

As of September 30, 2021, total unrecognized stock-based compensation expense related to the ESPP was $2.4 million, which is expected to be recognized over a remaining weighted-average period of 0.4 years.
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

Expected Term–The expected term represents the period that the Company’s stock options are expected to be outstanding. We estimate the expected term based on the simplified method, which is the weighted-average time to vesting and the contractual maturity.

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

The following assumptions were used to estimate the fair value of options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Expected term (in years)	5.5 – 10.0	5.8 – 6.7	5.3 – 10.0	5.3 – 6.9
Expected volatility	70.67% – 72.02%	63.03% – 63.53%	53.23% – 72.02%	63.03% – 65.01%
Risk-free interest rate	0.33% – 0.71%	0.93% – 0.93%	0.33% – 1.50%	0.62% – 1.14%
Dividend yield	—%	—%	—%	— %
The following assumptions were used to estimate the fair value of ESPP purchase rights:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Expected term (in years)	0.5	0.5 - 0.6
Expected volatility	152.95%	61.65% - 152.95%
Risk-free interest rate	0.05%	0.05% - 0.09%
Dividend yield	—%	—%
Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its condensed consolidated statements of operations and comprehensive income for employees and nonemployees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Sales and marketing	$447	$1,771	$1,136	$3,951
Customer operations	221	1,938	625	4,314
Engineering and product development	1,143	10,273	3,181	27,052
General, administrative, and other	807	6,335	2,160	14,808
Total	$2,618	$20,317	$7,102	$50,125

Stock-based compensation expense by award type was as follows:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Stock options	$2,618	$7,318	$7,102	$23,703
RSUs	—	9,965	—	18,504
ESPP	—	1,212	—	2,260
Restricted Stock	—	1,822	—	5,658
Total	$2,618	$20,317	$7,102	$50,125

12.Leases

The Company’s operating leases expire between 2027 and 2032 and are primarily for its corporate headquarters in San Mateo, California and Columbus, Ohio, as well as additional office space for origination and servicing operations in Columbus Ohio. Certain leases have rent abatement, escalating rent payment provisions, lease renewal options, and tenant allowances. Rent expense is recognized on a straight-line basis over the non-cancelable lease term, except when it is reasonably certain that the renewal option will be exercised. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities on our condensed consolidated balance sheets.

In connection with one of the leases, a letter of credit was issued on behalf of the Company for the benefit of the landlord in the amount of $2.0 million. The letter of credit is secured by a certificate of deposit which is included in restricted cash on the condensed consolidated balance sheets.

As of September 30, 2021, future minimum lease payments are as follows:

Operating Leases
Remainder of 2021	$1,274
2022	6,863
2023	9,863
2024	11,554
2025	11,878
Thereafter	57,742
Total undiscounted lease payments	99,174
Less: Tenant improvement receivables	(9,675)
Less: Present value adjustment	(17,324)
Operating lease liabilities	$72,175

As of September 30, 2021, the Company has entered into a non-cancelable lease agreement with undiscounted future minimum lease payments of $31.6 million. The lease is expected to commence in the fourth quarter of 2021. The Company has not yet recognized the ROU asset and lease liability on our condensed consolidated balance sheets as the lease was not commenced as of September 30, 2021.

As of September 30, 2021 the Company did not have any material finance leases. The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

maintenance and parking fees, were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial for the periods presented. Operating lease expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Rent expense	$1,307	$1,772	$3,879	$4,767
Variable lease payments	330	454	1,033	1,115

Supplemental information related to the Company’s operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Cash paid for amounts included in the measurement of lease liabilities	$1,055	$1,147	$3,101	$3,279
Total right-of-use assets capitalized	—	55,149	187	55,149

Supplemental cash flow and noncash information related to the Company’s operating leases was as follows:

September 30,
2021
Weighted-average remaining lease term (in years)	9.25
Weighted-average discount rate	4.01%

13.Commitments and Contingencies
Loan Purchase Obligation

Under the Company’s loan agreements with certain bank partners, the banks retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the unpaid principal balance, plus accrued interest, at the conclusion of the required holding period. As of December 31, 2020 and September 30, 2021, the total loan purchase commitment included outstanding principal balance of $39.3 million and $88.8 million, respectively.
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

The maximum potential amount of future payments associated under this obligation is the outstanding balances of the loans sold to the investors, which at December 31, 2020 and September 30, 2021, is $5,180.7 million

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

and $10,302.1 million, respectively. The Company recognizes a liability for the repurchase obligation based on historical experience when the loans are issued. The liability is subsequently remeasured when a related loss is probable and can be reasonably estimated. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial historically. The Company has recorded contingent liabilities as of December 31, 2020 and September 30, 2021 of immaterial amounts to cover estimated future obligations related to these contractual terms. These amounts are included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.
Legal

From time to time the Company is subject to, and it is presently involved in, litigation and other legal proceedings. Accounting for contingencies requires the Company to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2020 and September 30, 2021, no loss contingency has been recorded in connection with legal proceedings arising in the ordinary course of business.
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

14.Income Taxes

The Company’s effective tax rates for the three and nine months ended September 30, 2020 and 2021, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Benefit for income taxes	$—	$(1,268)	$—	$(2,035)
Effective tax rate	—%	(4.55)%	—%	(2.73)%
The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. The effective tax rate for the three and nine months ended September 30, 2021, compared to the three and nine months

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

ended September 30, 2020, was impacted by the release of the valuation allowance related to the acquisition of Prodigy. The release of valuation allowance is attributable to ASC 805-740-30-3, acquisitions with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of approximately $2.3 million during the nine months ended September 30, 2021 that had previously been offset by a valuation allowance and was also impacted by a net decrease in the tax expense in the Company’s separate filing state jurisdictions.

15.Related Party Transactions

Since the Company’s inception, it has engaged in various transactions with its executive officers and directors, holders of more than 10% of its voting securities, and their affiliates. During the nine months ended September 30, 2020 and 2021, a related party investor and its affiliates participated in securitization transactions co-sponsored and serviced by the Company by contributing loans and purchasing securitization notes or residual certificates.

16.Net Income Per Share Attributable to Upstart Holdings, Inc. Common Stockholders

Basic net income per common share attributable to Upstart Holdings, Inc.’s common stockholders is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per common share attributable to Upstart Holdings, Inc.’s common stockholders is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards and convertible debt.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Numerator:
Net income attributable to Upstart Holdings, Inc. common stockholders	$9,669	$29,113	$4,956	$76,499
Less: noncumulative dividends to preferred stockholders	(2,348)	—	(4,956)	—
Less: undistributed earnings to participating securities	(5,586)	—	—	—
Net income attributable to common stockholders, basic	1,735	29,113	—	76,499
Add: adjustments to undistributed earnings to participating securities	907	—	—	—
Net income attributable to common stockholders, diluted	$2,642	$29,113	$—	$76,499
Denominator:
Weighted-average common shares outstanding used to calculate net income per share attributable to Upstart Holdings, Inc. common stockholders, basic	14,707,717	79,392,600	14,663,623	76,586,395
Weighted-average effect of dilutive securities	12,037,763	16,664,610	—	17,578,930
Weighted-average common shares outstanding used to calculate net income per share attributable to Upstart Holdings, Inc. common stockholders, diluted	26,745,480	96,057,210	14,663,623	94,165,325

Net income per share attributable to Upstart Holdings, Inc. common stockholders, basic	$0.12	$0.37	$—	$1.00
Net income per share attributable to Upstart Holdings, Inc. common stockholders, diluted	$0.10	$0.30	$—	$0.81

The following securities were excluded from the computation of diluted net income per share attributable to Upstart Holdings, Inc. common stockholders for the periods presented, because including them would have been anti-dilutive for the three and nine months ended September 30, 2020. These amounts represent the number of instruments outstanding at the end of each respective period:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Convertible preferred stock	47,349,577	—	47,349,577	—
Options to purchase common stock	7,287,803	5,310	19,356,042	501,476
Unvested RSUs	—	214,481	—	896,131
Purchase rights committed under the ESPP	—	27,746	—	27,746
Warrants to purchase convertible preferred stock	600,208	—	600,208	—
Convertible debt	—	2,318,078	—	2,318,078
Warrants to purchase common stock	319,669	—	319,669	—
Total	55,557,257	2,565,615	67,625,496	3,743,431

17.Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2021, through November 12, 2021, the date which the condensed consolidated financial statements were available to be issued. Based on the evaluation, the Company has determined no subsequent events were required to be recognized or disclosed.

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

We believe that banks and other traditional lenders will continue to be at the forefront of consumer lending in the United States. We believe AI lending will become increasingly critical as this industry continues to undergo a broad digital transformation. Our strategy is to partner with banks, providing them with an exceptional AI lending platform that they can configure as they originate consumer loans under their own brand, according to their own business and regulatory requirements.

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

Loans on our platform today are predominantly sourced from Upstart.com. For these loans, we incur variable costs in the form of borrower acquisition costs and borrower verification and servicing costs. Borrower acquisition costs and borrower verification and servicing costs are highly correlated with the Transaction Volume,

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Number of Loans on our platform have trended upwards on a period-by-period basis. We source a small number of loans directly through bank partners for which we receive no referral fee and incur no acquisition cost. The continued improvements to our level of automation and Conversion Rate achieved through our increasingly sophisticated risk models and our evolving channel mix contribute to improving loan unit economics over time.
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

Beginning in June 2020, origination volumes recovered quickly and have grown since then. For the three months ended September 30, 2021, the Transaction Volume, Number of Loans was 362,780, representing a 348% increase compared to the Transaction Volume, Number of Loans in the three months ended September 30, 2020.

During the peak of the COVID-19 pandemic, we made certain operational changes, including temporary reductions in our marketing activities and certain operational expenses. In order to support borrowers suffering from income loss due to the pandemic, Upstart also worked with its bank partners to offer hardship plans that, among other things, allowed affected borrowers to defer loan payments for up to two months. At the peak, approximately 5.6% of borrowers on our platform had enrolled in a hardship program, less than half the rate of online lending industry benchmarks. As of September 30, 2021, approximately 95% of those impacted borrowers have exited the hardship program and resumed making loan payments. Due to the strength of our AI models, the COVID-19 pandemic has had a minimal impact on the credit performance of Upstart-powered loans, including those originated prior to the second quarter of 2020.

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Bank and Market Adoption

Banks play two key roles in Upstart’s ecosystem: funding loans and acquiring new customers. Traditional lenders such as banks tend to enjoy among the most efficient sources of funding due to their expansive base of deposits. As they adopt our technology and fund a growing proportion of our platform transactions, offers made to borrowers will typically improve, generally leading to higher conversion rates and faster growth for our platform.

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
Product Expansion and Innovation

We intend to continue developing new financial products that address a broader set of consumer needs over time. In the third quarter of 2020, we announced our entry into the auto lending market and in April 2021, we acquired Prodigy Software, Inc. or Prodigy, a leader in automotive commerce software solutions. Prodigy provides a modern multi-channel car buying experience, helping dealerships serve consumers with a holistic software solution that integrates legacy systems. In addition to modernizing the car buying experience, Prodigy will help bring Upstart's AI enabled auto loans to dealerships across the country where the vast majority of auto loans are transacted. In October 2021, we announced the launch of Upstart Auto Retail software, a cloud-based solution that enables dealerships to provide consumers with access to Upstart-powered auto loans by combining Prodigy Software and Upstart intellectual property.

We believe that significant growth opportunities exist to apply our evolving technology to additional segments of credit, such as credit cards, mortgages, student loans, small business loans, small-dollar loans, point-of-sale loans and HELOCs. In addition, we aim to serve a broader role of technology enablement for banks, which we believe will seek more comprehensive technology solutions from their suppliers. We will incur expenses and opportunity cost to develop and launch new products. Monetization prospects for new products are uncertain, and costs associated with integrating, developing and marketing new products might not be recovered, which could weigh on our top-line growth and profitability.
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Transaction Volume, Dollars	$909,205	$3,129,652	$2,195,699	$7,653,314
Transaction Volume, Number of Loans	80,893	362,780	176,983	819,386
Conversion Rate	15.2%	23.0%(1)	14.0%	23.3%(1)
Percentage of Loans Fully Automated	69%	67%	69%	69%

Contribution Profit(2)	$33,780	$95,913	$63,697	$248,397
Contribution Margin(2)	54%	46%	44%	48%
Adjusted EBITDA(2)	$15,456	$59,139	$16,022	$140,940
Adjusted EBITDA Margin(2)	24%	26%	11%	26%
Adjusted Net Income(2)	$12,287	$57,446	$12,074	$137,184
Adjusted Net Income per Share:
Basic(2)	$0.84	$0.72	$0.82	$1.79
Diluted(2)	$0.16	$0.60	$0.17	$1.46
_______
(1)Until June 30, 2021, Conversion Rate considered all rate inquiries received on our platform. In the third quarter of 2021, we modified our calculation of Conversion Rate to remove what we believe to be fraudulent loan requests from the total number of rate inquiries received to better reflect actual borrower behavior. Using the prior methodology for calculating Conversion Rate, which did not exclude estimated fraudulent loan requests, our Conversion Rate for the three months ended September 30, 2021 and nine months ended September 30, 2021 would have been 13.5% and 17.7%, respectively. The impact of this change in calculating our Conversion Rate for prior periods is immaterial.
(2)Represents a non-GAAP financial measure. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for further information.

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
Conversion Rate

We define Conversion Rate as the Transaction Volume, Number of Loans in a period divided by the number of rate inquiries received that we estimate to be legitimate, which we record when a borrower requests a loan offer on our platform. Until June 30, 2021, Conversion Rate considered all rate inquiries received on our platform. In the third quarter of 2021, we experienced a large and coordinated fraud attack. While the attack had no significant impact on our financial results, our borrower funnel conversion metrics were distorted by the volume of unsuccessful attempts to access loans. As a result, we modified our calculation of Conversion Rate to remove what we believe to be fraudulent rate inquiries from the total number of rate inquiries received to better reflect actual borrower behavior. We track this metric to understand the impact of improvements to the efficiency of our borrower funnel on our overall growth. Historically, our Conversion Rate has benefited from improvements to our technology, which have made our evaluation of risk more accurate and our verification process more automated, or from the addition of bank partners that have made our offers more competitive. Our ability to continue to improve our Conversion Rate depends in part on our ability to continue to improve our AI models and Percentage of Loans Fully Automated and the mix of marketing channels in any given period.

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

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Referral fees, net	$38,012	$130,121	$80,828	$319,193
Platform fees, net	17,631	61,321	42,657	148,283
Servicing fees, net	7,218	18,979	20,694	46,412
Revenue from fees, net	62,861	210,421	144,179	513,888
Borrower acquisition costs(1)	(21,183)	87,107	(59,464)	204,162
Borrower verification and servicing costs(2)	(7,898)	27,401	(21,018)	61,329
Total direct expenses	(29,081)	114,508	(80,482)	265,491
Contribution Profit	$33,780	$95,913	$63,697	$248,397
Contribution Margin	54%	46%	44%	48%
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

Adjusted EBITDA and Adjusted EBITDA Margin

We calculate Adjusted EBITDA as net income attributable to Upstart Holdings, Inc. common stockholders adjusted to exclude stock-based compensation expense and certain payroll tax expenses, depreciation and amortization, expense on warrants and convertible notes, net, provision for income taxes and acquisition-related

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
costs. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue. Adjusted EBITDA and Adjusted EBITDA Margin includes interest expense from corporate debt and warehouse credit facility which is incurred in the course of earning corresponding interest income. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income attributable to Upstart Holdings, Inc. common stockholders to Adjusted EBITDA and Adjusted EBITDA Margin.

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income as net income exclusive of stock-based compensation expense and certain payroll tax expenses and acquisition-related costs. Adjusted Net Income Per Share is calculated by dividing Adjusted Net Income Per Share by the weighted-average common shares outstanding. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income attributable to Upstart Holdings, Inc. common stockholders to Adjusted Net Income and Adjusted Net Income per Share.

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Income (Expense)

Other income (expense) primarily consists of dividend income earned on our unrestricted cash balances. Other income (expense) is recognized in the period earned. In March 2021, we voluntarily repaid the proceeds received under the Paycheck Protection Program , or PPP. The repayment is included as an other expense for the nine months ended September 30, 2021. For additional details, refer to “Note 1. Description of Business and Significant Accounting Policies” of our consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Expense on Warrants and Convertible Notes, Net

Expense on warrants and convertible notes, net is primarily comprised of the net changes in the fair value of our common and convertible preferred stock warrant liabilities for the three and nine months ended September 30, 2020 and interest expense on our convertible notes for the three and nine months ended September 30, 2021.
Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue:
Revenue from fees, net	$62,861	$210,421	$144,179	$513,888
Interest income and fair value adjustments, net	2,498	18,029	2,527	29,853
Total revenue	65,359	228,450	146,706	543,741
Operating expenses(1):
Sales and marketing	23,725	93,346	65,113	218,638
Customer operations	9,360	34,978	24,792	76,530
Engineering and product development	9,966	37,085	24,651	87,504
General, administrative, and other	10,101	34,442	30,778	80,602
Total operating expenses	53,152	199,851	145,334	463,274
Income from operations	12,207	28,599	1,372	80,467
Other income (expense)	50	22	5,497	(5,196)
Expense on warrants and convertible notes, net	(2,588)	(776)	(2,317)	(807)
Net income before income taxes	9,669	27,845	4,552	74,464
Benefit for income taxes	—	(1,268)	—	(2,035)
Net income before attribution to noncontrolling interests	9,669	29,113	4,552	76,499
Net loss attributable to noncontrolling interests	—	—	(404)	—
Net income attributable to Upstart Holdings, Inc. common stockholders	$9,669	$29,113	$4,956	$76,499
________
(1)Includes stock-based compensation expense as follows:

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Sales and marketing	$447	$1,771	$1,136	$3,951
Customer operations	221	1,938	625	4,314
Engineering and product development	1,143	10,273	3,181	27,052
General, administrative, and other	807	6,335	2,160	14,808
Total stock-based compensation	$2,618	$20,317	$7,102	$50,125

Revenue
Revenue from Fees, Net

The following table set forth our revenue from fees, net in the periods shown:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
Platform and referral fees, net	$55,643	$191,442	$135,799	244%	$123,485	$467,476	$343,991	279%
Servicing fees, net	7,218	18,979	11,761	163%	20,694	46,412	25,718	124%
Total revenue from fees, net	$62,861	$210,421	$147,560	235%	$144,179	$513,888	$369,709	256%

Revenue from fees, net increased $147.6 million, or 235%, in the three months ended September 30, 2021, compared to the same period in 2020, which included an increase of $135.8 million in revenue from platform and referral fees, net and an increase of $11.8 million in servicing fees, net. The increase of the platform and referral fees, net was primarily driven by a 348% increase in the Transaction Volume, Number of Loans from 80,893 in the three months ended September 30, 2020 to 362,780 in the same period in 2021 as well as an increase in prices of our services in response to the market conditions caused by the COVID-19 pandemic. The increase in the servicing fees, net was primarily due to an 136% increase in the outstanding principal of serviced loans.

Revenue from fees, net increased $369.7 million, or 256%, in the nine months ended September 30, 2021, compared to the same period in 2020, which included an increase of $344.0 million in revenue from platform and referral fees, net and an increase of $25.7 million in servicing fees, net. The increase of the platform and referral fees, net was primarily driven by a 363% increase in the Transaction Volume, Number of Loans from 176,983 in the nine months ended September 30, 2020 to 819,386 in the same period in 2021 as well as an increase in prices of our services in response to the market conditions caused by the COVID-19 pandemic. The increase in the servicing fees, net was primarily due to an 106% increase in the outstanding principal of serviced loans, as well as a downward revaluation to the net liability of our servicing obligation.
Interest Income and Fair Value Adjustments, Net

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
Operating entities(1):
Interest income	$5,421	$4,776	$(645)	(12)%	$16,275	$11,064	$(5,211)	(32)%
Interest expense	(1,317)	(237)	1,080	82%	(4,655)	(2,646)	2,009	43%
Fair value adjustments, net	(2,676)	13,159	15,835	592%	(9,676)	20,454	30,130	311%
Other consolidated entities(2):
Interest income	376	294	(82)	(22)%	6,429	956	(5,473)	(85)%
Interest expense	(121)	(32)	89	74%	(2,298)	(150)	2,148	93%
Fair value adjustments, net	815	69	(746)	(92)%	(3,548)	175	3,723	105%
Total Company:
Interest income	5,797	5,070	(727)	(13)%	22,705	12,020	(10,685)	(47)%
Interest expense	(1,438)	(269)	1,169	81%	(6,952)	(2,796)	4,156	60%
Fair value adjustments, net	(1,861)	13,228	15,089	811%	(13,226)	20,629	33,855	256%
Total interest income and fair value adjustments, net	$2,498	$18,029	$15,531	622%	$2,527	$29,853	$27,326	1,081%
________
(1) Consist of balances recognized by entities participating in our ongoing operating activities, including warehouse entities.
(2) Consists of balances recognized by other entities, including securitization entities.

Interest income and fair value adjustments, net increased $15.5 million, or 622% in the three months ended September 30, 2021, compared to the same period in 2020. The increase was primarily driven by a $15.1 million increase in fair value adjustments attributable to $15.8 million increase in net gains on sales received through our securitization programs, partially offset by a $1.2 million reversal of positive fair value adjustments.

For the nine months ended September 30, 2021, interest income and fair value adjustments, net increased $27.3 million, or 1,081%, compared to the same period in 2020. The increase was driven by a $33.9 million increase in fair value adjustments, net partially offset by a $10.7 million decrease in interest income. The increase of the fair value adjustments was primarily attributable to $23.4 million of net gains on sales through our securitization programs and $6.0 million decrease in charged-off loans. Interest income and interest expense recognized by other consolidated entities decreased due to the deconsolidation of the 2018-1 securitization which occurred in the second quarter of 2020.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
Sales and marketing	$23,725	$93,346	$69,621	293%	$65,113	$218,638	$153,525	236%
% of revenue	36%	41%			44%	40%

Sales and marketing expenses increased by $69.6 million, or 293%, in the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to a $65.9 million increase in advertising and other traffic acquisition cost, as well as a $3.9 million increase in payroll and other personnel-related

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
expenses driven by increased headcount. As a percentage of total revenue, sales and marketing expenses increased from 36% to 41%.

Sales and marketing expenses increased by $153.5 million, or 236%, in the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to a $144.7 million increase in advertising and other traffic acquisition cost, as well as $8.5 million increase in payroll and other personnel-related expenses driven by increased headcount. As a percentage of total revenue, sales and marketing expenses decreased from 44% to 40%.

Customer Operations

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
Customer operations	$9,360	$34,978	$25,618	274%	$24,792	$76,530	$51,738	209%
% of revenue	14%	15%			17%	14%

Customer operations expenses increased by $25.6 million, or 274%, in the three months ended September 30, 2021, compared to the same period in 2020. The increase was primarily due to an increase of $14.9 million in payroll and other personnel-related expenses due to an increase in headcount as well as increased spending of $9.3 million in information verification and platform operations due to a growing volume of loans facilitated through our platform. As a percentage of total revenue, customer operations expenses increased from 14% to 15%.
Customer operations expenses increased by $51.7 million, or 209%, in the nine months ended September 30, 2021, compared to the same period in 2020. The increase was primarily due to an increase of $30.4 million in payroll and other personnel-related expenses due to an increase in headcount as well as increased spending of $18.4 million in information verification and platform operations due to a growing volume of loans facilitated through our platform. As a percentage of total revenue, customer operations expenses decreased from 17% to 14%.
Engineering and Product Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
Engineering and product development	$9,966	$37,085	$27,119	272%	$24,651	$87,504	$62,853	255%
% of revenue	15%	16%			17%	16%

Engineering and product development expenses increased by $27.1 million, or 272%, For the three months ended September 30, 2021, compared to the same period in 2020. The increase was primarily due to an increase of $24.1 million in payroll and other personnel-related expenses driven by an increase in headcount, as well as a $3.0 million increase in spending on consultants and other engineering support services. As a percentage of total revenue, engineering and product development expenses increased from 15% to 16%.

Engineering and product development expenses increased by $62.9 million, or 255%, for the nine months ended September 30, 2021, compared to the same period in 2020. The increase was primarily due to an increase of $57.0 million in payroll and other personnel-related expenses driven by an increase in headcount, as well as a $5.7 million increase in spending on consultants and other engineering support services. As a percentage of total revenue, engineering and product development expenses decreased from 17% to 16%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
General, Administrative, and Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
General, administrative, and other	$10,101	$34,442	$24,341	241%	$30,778	$80,602	$49,824	162%
% of revenue	15%	15%			21%	15%

General, administrative, and other expenses increased by $24.3 million, or 241%, in the three months ended September 30, 2021, compared to the same period in 2020. The increase was primarily due to an increase of $12.9 million in payroll and personnel-related costs as a result of increased headcount; an increase of $3.6 million in professional fees; an increase of $3.2 million in office and administrative operation related expenses; and an increase of $1.6 million in depreciation and amortization. As a percentage of total revenue, general, administrative, and other expenses remained flat at 15% for both periods.

General, administrative, and other expenses increased by $49.8 million, or 162%, for the nine months ended September 30, 2021, compared to the same period in 2020. The increase was primarily due to an increase of $27.1 million in payroll and personnel-related costs as a result of increased headcount; an increase of $5.7 million in professional fees; an increase of $4.6 million in insurance costs; and an increase of $3.1 million in legal and compliance-related expenses. As a percentage of total revenue, general, administrative, and other expenses decreased from 21% to 15%.
Other Income (Expense)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
Other income (expense)	$50	$22	$(28)	(56)%	$5,497	$(5,196)	$(10,693)	(195)%

In the nine months ended September 30, 2021, other income (expense) decreased by $10.7 million, or 195%, compared to the same period in 2020. The decrease was primarily due to the receipt of funds under the PPP loan totaling $5.3 million in the nine months ended September 30, 2020 coupled with our voluntary repayment of proceeds received from the PPP loan during nine months ended September 30, 2021. We used the loan to mitigate the impact of the COVID-19 pandemic on our business in Q2 2020 and fully complied with the forgiveness requirements, including maintaining full employment through the significant transaction volume decline. Our business experienced a strong recovery in the second half of 2020 and continued growing in the first half of 2021, which brought us to a conclusion that the funds received as part of the program were no longer needed for their original intent and should be repaid. We recognized the loan principal repayment as a reduction to other income (expense) totaling $5.3 million.

Expense on Warrants and Convertible Notes, Net

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
Expense on warrants and convertible notes, net	$(2,588)	$(776)	$1,812	70%	$(2,317)	$(807)	$1,510	65%

Expense on warrants and convertible notes, net decreased by $1.8 million, or 70%, in the three months ended September 30, 2021, compared to the same period in 2020. The decrease was primarily a result of a $2.6 million increase in the fair value of warrants in the three months ended September 30, 2020, partially offset by a $0.8 million increase in interest expense on convertible notes during the three months ended September 30, 2021. Our warrants were reclassified to equity in the fourth quarter of 2020 and exercised in January 2021. We had no warrants outstanding as of September 30, 2021.

Expense on warrants and convertible notes, net decreased by $1.5 million, or 65%, in the nine months ended September 30, 2021, compared to the same period in 2020. The decrease was primarily a result of a $2.3 million increase in the fair value of warrants, partially offset by a $0.8 million increase in interest expense in convertible notes in the nine months ended September 30, 2021. Our warrants were reclassified to equity in the fourth quarter of 2020 and exercised in January 2021. We had no warrants outstanding as of September 30, 2021.
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

To address these limitations, we provide a reconciliation of Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Income and Adjusted Net Income Per Share to income from operations and net income attributable to Upstart Holdings, Inc. common stockholders, respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted Net Income Per Share in conjunction with their respective related GAAP financial measures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue from fees, net	$62,861	$210,421	$144,179	$513,888
Income from operations	12,207	28,599	1,372	80,467
Operating Margin	19%	14%	1%	16%
Sales and marketing, net of borrower acquisition costs(1)	$2,542	$6,239	$5,650	$14,476
Customer operations, net of borrower verification and servicing costs(2)	1,462	7,577	3,773	15,201
Engineering and product development	9,966	37,085	24,651	87,504
General, administrative, and other	10,101	34,442	30,778	80,602
Interest income and fair value adjustments, net	(2,498)	(18,029)	(2,527)	(29,853)
Contribution Profit	$33,780	$95,913	$63,697	$248,397
Contribution Margin	54%	46%	44%	48%
_________
(1)Borrower acquisition costs were $21.2 million and $87.1 million for the three months ended September 30, 2020 and 2021, respectively, and were $59.5 million and $204.2 million for the nine months ended September 30, 2020 and 2021, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities.
(2)Borrower verification and servicing costs were $7.9 million and $27.4 million for the three months ended September 30, 2020 and 2021, respectively, and were $21.0 million and $61.3 million for the nine months ended September 30, 2020 and 2021, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans.

Adjusted EBITDA and Adjusted EBITDA Margin

We believe that Adjusted EBITDA and Adjusted EBITDA Margin are useful for investors to use in comparing our financial performance with the performance of other companies for the following reasons:
•Adjusted EBITDA and Adjusted EBITDA Margin are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation, and interest expense, that can vary substantially from company to company depending upon their financing and capital structures, and the method by which assets were acquired; and

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
•Adjusted EBITDA and Adjusted EBITDA Margin eliminates the impact of certain items such as stock-based compensation expense and certain payroll tax expense, warrant expense and acquisition-related costs that may obscure trends in the underlying performance of our business; and
•Adjusted EBITDA and Adjusted EBITDA Margin provides consistency and comparability with our past financial performance, and facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

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
•Adjusted EBITDA and Adjusted EBITDA Margin exclude stock-based compensation expense and certain employer payroll taxes on employee stock transactions. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. The amount of employer payroll tax-related expense on employee stock transactions is dependent on our stock price and other factors that are beyond our control and which not correlate to the operation of the business;
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Total revenue	$65,359	$228,450	$146,706	$543,741
Net income attributable to Upstart Holdings, Inc. common stockholders	9,669	29,113	4,956	76,499
Net Income Margin	15%	13%	3%	14%
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	$2,618	$28,333	$7,118	$59,448
Depreciation and amortization	581	2,185	1,631	4,984
Expense on warrants and convertible notes, net(2)	2,588	776	2,317	807
Provision for income taxes	—	(1,268)	—	(2,035)
Acquisition-related costs	—	—	—	1,237
Adjusted EBITDA	$15,456	$59,139	$16,022	$140,940
Adjusted EBITDA Margin	24%	26%	11%	26%
_________
(1)In the third quarter of 2021, we began excluding the amount of employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.
(2)Consists of fair value adjustments to our warrant liability for the three and nine months ended September 30, 2020 and interest expense for the three and nine months ended September 30, 2020 and 2021.

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income as net income exclusive of stock-based compensation expense and certain payroll tax expense and acquisition-related costs. Adjusted Net Income Per Share is calculated by dividing Adjusted Net Income Per Share by the weighted-average common shares outstanding. We believe Adjusted Net Income and Adjusted Net Income Per Share are useful measures for investors in evaluating our ability to generate earnings, more readily compare between past and future periods, and provide comparability of our performance with the performance of other companies.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net income attributable to Upstart Holdings, Inc. common stockholders	$9,669	$29,113	$4,956	$76,499
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	2,618	28,333	7,118	59,448
Acquisition-related costs	—	—	—	1,237
Adjusted Net Income	$12,287	$57,446	$12,074	$137,184
Net income per share:
Basic	$0.12	$0.37	$—	$1.00
Diluted	$0.10	$0.30	$—	$0.81
Adjusted Net Income per Share
Basic	$0.84	$0.72	$0.82	$1.79
Diluted	$0.16	$0.60	$0.17	$1.46
Weighted-average common shares outstanding:
Basic	14,707,717	79,392,600	14,663,623	76,586,395
Diluted	74,978,905	96,057,210	72,022,312	94,165,325
_________
(1)In the third quarter 2021, we began excluding the amount of employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.

Liquidity and Capital Resources

Since inception, we have financed our operations, corporate investments, and capital expenditures primarily through the sale of convertible preferred stock, convertible promissory notes, term loans and draws on our revolving credit facilities, and cash generated from operations. In December 2020, we completed our IPO which resulted in $167.4 million of proceeds, net of underwriting discounts and commissions, and before deducting deferred offering costs of $7.9 million. Deferred offering costs consisted primarily of incremental accounting, legal, and other fees related to the IPO. In April 2021, we completed a follow-on offering, in which 2,300,000 shares of common stock (including the exercise in full of the underwriters option to purchase 300,000 shares) were issued and sold at $120.00 per share. We received net proceeds of $263.9 million after deducting underwriting discounts and commissions of $11.0 million and offering expenses of $1.0 million. Offering expenses consisted of incremental accounting, legal, and other fees incurred related to the follow-on offering. In August 2021, we issued $661.3 million aggregate principal amount of 0.25% convertible senior notes due 2026, or the Notes, (including the exercise in full of the initial purchasers’ option of an additional $86.3 million aggregate principal of additional Notes) in a private placement to qualified institutional buyers. The net proceeds from the sale of the Notes were approximately $645.5 million after deducting debt issuance costs.

In June 2021 the UNI Credit Facility matured in which the outstanding principal balance of $5.5 million and accrued interest was due and paid in full, and we did not renew the UNI Credit Facility. In June 2021, we repaid in full the $15.0 million principal balance outstanding, plus accrued interest and prepayment fees, and terminated the Mezzanine Loan. As of September 30, 2021, our outstanding debt consists of borrowings from our warehouse credit facility, our convertible senior notes, and amounts borrowed under a loan and security agreement to finance risk retention balances for an unconsolidated securitization we sponsored, representing an aggregate principal balance of $664.4 million outstanding, none of which is due within the next 12 months. See “Note 9. Borrowings” in Part I, Item 1 of this Form 10-Q for further information.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

As of September 30, 2021, our primary source of liquidity was cash of $1,041.5 million. Changes in the balance of cash are generally a result of working capital fluctuations or the timing of purchases of loans facilitated through our platform. To finance purchases of certain loans facilitated through our platform, we rely on our warehouse credit facility, which allows us to borrow up to an aggregate of $100.0 million through the special-purpose trust, or the warehouse trust. Loans purchased by the trust are classified as held-for-sale and can be sold to third-party investors or in securitization transactions to generate additional liquidity. As of September 30, 2021, the amount borrowed under this credit facility was $1.3 million.

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

Warehouse Credit Facility

We have entered into a warehouse credit facility with a third-party lender through our warehouse trust, which is a consolidated VIE. The warehouse credit facility is used to fund purchases of personal whole loans originated by certain bank partners on our platform; the assets of the warehouse trust secure the borrowings provided by the warehouse lender and are not available to settle claims of our general creditors. The warehouse credit facility was amended and restated in its entirety in May 2020 and further amended in June 2021. The warehouse credit facility, with a borrowing limit of $100.0 million, matures in June 2024 when repayment of any outstanding principal, together with any accrued interest and unpaid interest, is due and payable. As of September 30, 2021, we have borrowed $1.3 million under the warehouse credit facility and may continue to borrow under the warehouse credit facility until June 2023. Our warehouse credit facility bears floating interest rates, payable on a monthly basis, and contain certain financial covenants. Failure to comply with these covenants may result in an acceleration of payment on outstanding principal and accrued interest. As of December 31, 2020 and September 30, 2021, we were in compliance with the applicable covenants under the warehouse credit facility.

Risk Retention Funding Loan

We obtained financing under a loan and security agreement to fund the purchase of securitization notes and residual certificates issued by certain of our consolidated VIEs in our sponsored securitization transactions. This purchase was made in the amount required to satisfy the requirements of U.S. risk retention regulations. The loan under this agreement bears interest at 4.33% per annum. Interest is paid using cash distributions received monthly on the related securitization notes and residual certificates held by this entity. As of September 30, 2021, the aggregate outstanding principal amount of the loan was $1.8 million. The borrowings are solely obligations of the related consolidated VIE and are not available to satisfy potential claims of our creditors.

Convertible Senior Notes and Capped Calls

In August 2021, we issued an aggregate of $661.3 million of the 2026 Notes pursuant to an Indenture, dated August 20, 2021. The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes are senior unsecured obligations and bear interest at a rate of 0.25% per year payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2022. The 2026 Notes mature on August 15, 2026, unless earlier converted, redeemed or repurchased. In connection with the offering of the Notes, we entered into privately negotiated capped

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
call instruments, or the Capped Calls. The Capped Calls are expected to reduce the potential dilution to common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes. See “Note 9. Borrowings” in Part I, Item 1 of this Quarterly Report on Form 10-Q for more details on this transaction.

Cash Flows

The following table summarizes our cash flows during the years indicated:

	Nine Months Ended September 30,
	2020	2021
Net cash (used in) provided by operating activities	$(52,817)	$179,497
Net cash (used in) provided by investing activities	127,710	(124,101)
Net cash (used in) provided by financing activities	(44,312)	805,032
Net increase in cash and restricted cash	$30,581	$860,428

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

Net cash provided by operating activities was $179.5 million for the nine months ended September 30, 2021, which primarily consisted of net income before attribution to noncontrolling interests of $76.5 million, $57.0 million increase in net operating assets and liabilities, and stock-based compensation of $50.1 million. The increase in net operating assets and liabilities was mainly related to a $90.5 million increase in net proceeds from loans held-for-sale, $38.8 million increase in payable to investors, and a $29.9 increase in accrued expenses and other liabilities, partially offset by $80.3 million of purchases of loans held-for-sale and $22.8 decrease in other assets.

Net cash used in operating activities was $52.8 million for the nine months ended September 30, 2020, which primarily consisted of a $84.0 million change in net operating assets and liabilities, offset by a change in fair value of financial instruments of $18.8 million, net income before attribution to noncontrolling interests of $4.6 million and stock-based compensation of $7.1 million. The change in fair value of financial instruments was primarily related to a decrease in the fair value of loans. The change in net operating assets and liabilities was mainly related to a $109.1 million increase in purchases of loans held for sale.

Net Cash from Investing Activities

Net cash used in investing activities was $124.1 million for the nine months ended September 30, 2021 as a result of $92.7 million purchase of loans held-for-investment, $40.0 million cash paid for non-marketable equity securities, and cash paid for an acquisition, net of cash acquired, of $16.6 million, partially offset by $23.8 million principal payments received for notes receivable and repayments of residual certificates loans held-for-investment and $10.8 million net proceeds from sale of loans held-for-investment.

Net cash provided by investing activities was $127.7 million for the nine months ended September 30, 2020 as a result of $88.1 million of net proceeds from sale of loans and $36.3 million of principal payments received for loans.

Net Cash from Financing Activities

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Net cash provided by financing activities was $805.0 million for the nine months ended September 30, 2021 as a result of $645.5 million proceeds from issuance of convertible debt, net of issuance costs and $263.9 million net proceeds from our secondary offering, which was partially offset by $62.5 million payment on borrowings and $58.5 million purchase of capped calls.

Net cash used in financing activities was $44.3 million for the nine months ended September 30, 2020 as a result of $126.0 million in payment on borrowings and securitization notes and certificates, which was partially offset by $81.8 million in net proceeds from borrowings.
Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our principal commitments consist of obligations under our loan purchase agreements, debt obligations related to our convertible senior notes, warehouse credit facility and risk retention funding loan, purchase commitment, and operating leases for office spaces. The following table summarizes our contractual obligations as of September 30, 2021 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Loan purchase obligations(1)	$88,797	$88,797	$—	$—	$—
Warehouse credit facility	1,291	—	1,291	—	—
Risk retention funding loan	1,809	—	1,809	—	—
Convertible senior notes(2)	669,515	1,653	3,306	664,556	—
Purchase commitment	34,000	—	15,000	19,000	—
Operating lease obligations	99,174	6,086	20,576	23,930	48,582
Total contractual obligations	$894,586	$96,536	$41,982	$707,486	$48,582
________
(1)Represents loans facilitated through our platform of which certain of our originating banks retain ownership for the duration of the holding period required by our contracts with the banks. This period is generally equal to three business days. We have committed to purchase the loans for the unpaid principal balance, plus accrued interest, at the conclusion of the required period.
(2)Includes principal and future interest payments related to the convertible senior notes.

For a discussion of our long-term debt obligations, operating lease obligations and loan repurchase agreement as of September 30, 2021, see “Note 9. Borrowings,” “Note 12. Leases,” and “Note 13. Commitments and Contingencies,” respectively, in Part I, Item 1 of this Form 10-Q for further information.

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

Our significant accounting policies are described in Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in the nine months ended September 30, 2021 to these policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2020, except for non-marketable equity securities and the estimated fair value of Restricted Stock Units and Employee Stock Purchase Plan purchase rights and policies related to business combinations and goodwill and intangible assets as described in “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q.

Recent Accounting Pronouncements

See “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as September 30, 2021.

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

Loans at Fair Value—As of December 31, 2020 and September 30, 2021, we were exposed to market discount rate risk on $78.5 million and $129.6 million, respectively of loans held-for-investment and held-for-sale on our consolidated balance sheets. The fair value of these loans is estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for loans facilitated through our platform may change due to changes in expected loan performance or changes in the expected returns of similar financial instruments available in the market. Any gains and losses from discount rate changes are recorded in earnings. As of December 31, 2020 a hypothetical 100 basis point and 200 basis point increase in discount rate would result in a $1.0 million and $1.9 million decrease, respectively, in the fair value of these loans. As of September 30, 2021, a hypothetical 100 basis point and 200 basis point increase in discount rate would result in a $1.8 million and $3.5 million decrease, respectively, in the fair value of these loans.

Assets related to Securitization Transactions—As of December 31, 2020 and September 30, 2021, we were exposed to discount rate risk on $19.1 million and $10.5 million, respectively of notes receivable and residual certificates. We assess the sensitivity of securitization notes and residual certificates by reviewing the average impact across all securitization transactions. As of December 31, 2020, a hypothetical 100 basis point and 200 basis point increase in discount rates would result in a decrease in fair value of these securities of 1.23% and 2.36%, respectively, on average across all securitizations. As of September 30, 2021, a hypothetical 100 basis point and 200 basis point increase in discount rates would result in a decrease in fair value of these securities of 0.77% and 1.53% respectively, on average across all securitizations.
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

Loans, at Fair Value—As of December 31, 2020 and September 30, 2021, we were exposed to credit risk on $78.5 million and $129.6 million, respectively of loans in held-for-investment and held-for-sale in our consolidated balance sheet. These loans bear fixed interest rates and are carried on our consolidated balance sheets at fair value. As of December 31, 2020, a hypothetical 10% and 20% increase in credit risk would result in a $1.3 million and $2.6 million decrease, respectively, in the fair value of loans held-for-investment (excluding loans held as collateral by consolidated securitizations). As of September 30, 2021, a hypothetical 10% and 20% increase in credit risk would result in a $2.0 million and $3.9 million decrease, respectively.

Upstart Holdings, Inc.
Assets related to Securitization Transactions— Transactions—As of December 31, 2020 and September 30, 2021, we were exposed to discount rate risk on $19.1 million and $10.5 million, respectively of notes receivable and residual certificates.

The securities issued in the securitizations are senior or subordinated based on the waterfall criteria of loan payments to each security class, with the residual interest, or the residual certificates, issued being the first to absorb credit losses in accordance with the waterfall criteria. Accordingly, the residual certificates are the most sensitive to adverse changes in credit risk rates. Depending on the specific securitization, a hypothetical increase in the credit risk rate of 10% to 20% would result in significant decreases in the fair value of the residual certificates. On average, a hypothetical increase in the credit risk rate of 20% would result in a 14% decrease in the fair value of the residual certificates. The remaining classes of securities, with the exception of those in the August 2018 securitization transaction, are all overcollateralized such that changes in credit risk rates are not expected to have significant impacts on their fair values.

As of December 31, 2020 and September 30, 2021, we are exposed to credit risk of $311.3 million and $1,171.8 million, respectively related to cash and restricted cash held in business checking accounts and interest-bearing deposit accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation, or FDIC. We reduce credit risk by placing our cash and restricted cash in reputable institutions.
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

Term Loan, Warehouse Credit Facility and Revolving Credit Facility—As of December 31, 2020, we were exposed to interest rate risk on $55.5 million under the term loan, warehouse credit facility, and revolving credit facility arrangements, which bear floating interest rates. As of September 30, 2021, we were exposed to interest rate risk on $1.3 million under our warehouse credit facility, which bears a floating interest rate. Changes in interest rates may impact our cost of borrowing. From time to time, we enter into interest rate hedges in connection with our warehouse credit facilities.

Our inability or failure to manage market risks could harm our business, financial condition or results of operations.
Equity Investment Risk

Our non-marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our investment.

Our non-marketable equity investment is in equity securities of a privately-held company without a readily determinable fair value. We elected to account for such investment using the measurement alternative which is cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment and is inherently complex due to the lack of readily available market data. We consider factors such as differences in the rights and preferences of the investment and the extent to which those differences would affect the fair values of the investment. We also assess non-marketable equity securities for impairment on a quarterly basis. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance

Upstart Holdings, Inc.
of the investee's product or technology, general market conditions and liquidity considerations. Adjustments and impairments are recorded in other income (expense), net on the condensed consolidated statements of operations and comprehensive income upon recognition of such adjustments or impairments. As of September 30, 2021, the carrying value of our non-marketable equity securities, which do not have a readily determinable fair value totaled $40.0 million. We had no such securities as of December 31, 2020.

Upstart Holdings, Inc.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

We have grown rapidly over the last several years, and our recent revenue growth rate and financial performance may not be indicative of our future performance. In the nine months ended September 30, 2020 and 2021, our revenue was $146.7 million, and $543.7 million, respectively, representing a period-over-period growth rate of 271%. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, our revenue growth rates may slow, or our revenue may decline, in future periods for a number of reasons, which may include slowing demand for our platform offerings and services, increasing competition, a decrease in the growth of our overall credit market, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities. Further, we believe our growth over the last several years has been driven in large part by our AI models and our continued improvements to our AI models. Future incremental improvements to our AI models may not lead to the same level of growth as in past periods. In addition, we believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. The Percentage of Loans Fully Automated on our platform was 69% during both the nine months ended September 30, 2020 and 2021. We expect the Percentage of Loans Fully Automated to level off and remain relatively stable in the long term; however the expansion of our loan offerings beyond unsecured personal loans, including auto loans, may cause fluctuations of such percentage from period to period depending on loan offering mix. As a result of these factors, our revenue growth rates may slow, and our financial performance may be adversely affected.

The COVID-19 pandemic has harmed, and could continue to harm, our business, financial condition and results of operations and the duration and extent to which it will impact our future results of operations overall financial performance remains uncertain.

The COVID-19 pandemic has caused extreme societal, economic, and financial market volatility, resulting in business shutdowns, an unprecedented reduction in economic activity and significant dislocation to businesses, the capital markets, and the broader economy. The global macroeconomic effects of the COVID-19 pandemic and related impacts on our business may persist for an indefinite period. In particular, the impact of the COVID-19 pandemic on the finances of borrowers on our platform has been profound, as many have been, and despite

Upstart Holdings, Inc.
widespread vaccination efforts in the United States may continue to be, impacted by unemployment, reduced earnings and/or elevated economic disruption and insecurity. For example, the Delta variant of COVID-19, which appears to be the most transmissible variant to date, has spread in the United States. The impact of the Delta variant, or future variants, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against such variant and the response by governmental bodies and regulators.

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

In response to the impact of the COVID-19 pandemic, we undertook a number of initiatives to support borrowers on our platform who suffered income loss or other hardships as a result of the pandemic. We worked with our bank partners to offer revised hardship and temporary relief plans to support borrowers impacted by the COVID-19 pandemic and adjust credit and underwriting processes and standards. While these changes to our hardship and temporary relief plans were designed to help borrowers impacted by the COVID-19 pandemic, the changes were implemented quickly and may not have had all the intended effects or desired impact. We continue to monitor the situation, assess possible implications to our business and take appropriate actions in an effort to mitigate the adverse consequences of the COVID-19 pandemic. However, there can be no assurances that the initiatives we take will be sufficient or successful.

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

Over the last several years, we have experienced rapid growth in our business and the Transaction Volume, Number of Loans on our AI lending platform, and we expect to continue to experience growth in the future. The Transaction Volume, Number of Loans on our platform increased from 176,983 in the nine months ended September 30, 2020 to 819,386 in the nine months ended September 30, 2021, representing a compound annual growth rate of 363%. This rapid growth has placed, and may continue to place, significant demands on our management, processes and operational, technological and financial resources. Our ability to manage our growth effectively and to integrate new employees and technologies into our existing business will require us to continue to retain, attract, train, motivate and manage employees and expand our operational, technological and financial infrastructure. From time to time, we rely on temporary independent contractor programs to scale our operations team. Failure to effectively implement and manage such programs could result in misclassification or other employment related claims or inquiries by governmental agencies. Continued growth could strain our ability to develop and improve our operational, technological, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Any of the foregoing factors could negatively affect our business, financial condition and results of operations.

We have incurred net losses in the past, and we may not be able to maintain or increase our profitability in the future.

For the nine months ended September 30, 2020 and 2021 we experienced net income of $5.0 million and $76.5 million, respectively. We intend to continue to expend significant funds to continue to develop and improve our proprietary AI models, improve our marketing efforts to increase the number of borrowers on our platform, enhance the features and overall user experience of our platform, expand the types of loan offerings on our platform and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or improving profitability on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

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

Upstart Holdings, Inc.
•general economic conditions, including economic slowdowns, recessions and tightening of credit markets, including due to the ongoing economic impact of the COVID-19 pandemic;
•improvements to our AI models that negatively impact transaction volume, such as lower approval rates;
•our ability to identify and prevent fraudulent activity and the impact of fraud prevention measures;
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

Upstart Holdings, Inc.
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

Continuing to improve the accuracy of our AI models is central to our business strategy. However, such improvements could negatively impact transaction volume, such as by lowering approval rates. For example, an upgrade to our AI models in the fourth quarter of 2018 related to prepayment predictions led to a temporary decrease in the total number of loans approved. Additionally, in the third quarter of 2021, we made changes to our AI models in response to an increase in fraudulent activity on our platform. These changes, while effective at preventing fraudulent loans from being transacted, have resulted, and may in the future result in, a decrease in our Conversion Rate. While we believe that continuing to improve the accuracy of our AI models is key to our long-term success, those improvements could, from time to time, lead us to reevaluate the risks associated with certain borrowers, which could in turn cause us to lower approval rates or increase interest rates for any borrowers identified as a higher risk, either of which could negatively impact our growth and results of operations in the short term.

If our existing bank partners were to cease or limit operations with us or if we are unable to attract and onboard new bank partners, our business, financial condition and results of operations could be adversely affected.

In the nine months ended September 30, 2021, approximately 95% of our revenue was generated from platform, referral and servicing fees that we receive from our bank partners. If any of our bank partners were to suspend, limit or cease their operations or otherwise terminate their relationships with us, the number of loans facilitated through our platform could decrease and our revenue and revenue growth rates could be adversely affected. Our sales and onboarding process with new bank partners can be long and unpredictable. If we are unable to timely onboard our bank partners, or if our bank partners are not willing to work with us to complete a timely onboarding process, our results of operations could be adversely affected.

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

Upstart Holdings, Inc.
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

Cross River Bank, or CRB, a New Jersey-chartered community bank, originates a substantial majority of the loans on our platform. In the nine months ended September 30, 2020 and 2021, CRB originated approximately 72% and 58%, respectively, of the Transaction Volume, Number of Loans. CRB also accounts for a large portion of our revenues. In the nine months ended September 30, 2020 and 2021, fees received from CRB accounted for 65% and 59%, respectively, of our total revenue. CRB funds a certain portion of these originated loans by retaining them on its own balance sheet, and sells the remainder of the loans to us, which we in turn sell to institutional investors and to our warehouse trust special purpose entities. Our most recent commercial arrangement with CRB began on January 1, 2019 and has a term of four years with an automatic renewal provision for an additional two years following the initial four year term. Either party may choose to not renew by providing the other party 120 days’ notice prior to the end of the initial term or any renewal term. In addition, even during the term of our arrangement, CRB could choose to reduce the volume of Upstart-powered loans that it chooses to fund and retain on its balance sheet or to originate at all. We or CRB may terminate our arrangement immediately upon a material breach and failure to cure such breach within a cure period, if any representations or warranties are found to be false and such error is not cured within a cure period, bankruptcy or insolvency of either party, receipt of an order or judgement by a governmental entity, a material adverse effect, or a change of control whereby such party involved in such change of control provides 90 days’ notice to the other and payment of a termination fee of $450,000. If we are unable to continue to increase the number of other bank partners on our platform or if CRB or one of our other bank partners were to suspend, limit or cease their operations or otherwise terminate their relationship with us, our business, financial condition and results of operations would be adversely affected.

In the nine months ended September 30, 2020 and 2021, one of our other bank partners originated approximately 19% and 34% of the Transaction Volume, Number of Loans, respectively. In the nine months ended September 30, 2020 and 2021, the fees received from this bank partner accounted for approximately 15% and 25% of our total revenue, respectively.

The sales and onboarding process of new bank partners could take longer than expected, leading to fluctuations or variability in expected revenues and results of operations.

Our sales and onboarding process with new bank partners can be long and take up to 15 months. As a result, revenues and results of operations may vary significantly from period to period. Prospective bank partners are often cautious in making decisions to implement our platform and related services because of the risk management

Upstart Holdings, Inc.
alignment and regulatory uncertainties related to their use of our AI models, including their oversight, model governance and fair lending compliance obligations associated with using such models. In addition, prospective banks undertake an extensive diligence review of our platform, compliance and servicing activities before choosing to partner with us. Further, the implementation of our AI lending model often involves shifts by the bank partner to a new software and/or hardware platform or changes in their operational procedures, which may involve significant time and expense to implement. Delays in onboarding new bank partners can also arise while prospective bank partners complete their internal procedures to approve expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which new bank partners will begin using our platform and the volume of fees we will receive, which can lead to fluctuations in our revenues and results of operations.
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

Upstart Holdings, Inc.
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

Recent financial, political and other events may increase the level of regulatory scrutiny on financial technology companies. Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. For example, in February 2020, we received a letter from five members of the U.S. Senate asking questions in connection with claims of discriminatory lending made by an advocacy group. We responded to this inquiry, and in July 2020, three of the Senators issued their findings from this inquiry, writing a letter to the Director of the CFPB recommending the CFPB further review Upstart’s use of educational variables in its model and requesting that the CFPB stop issuing no-action letters related to the Equal Credit Opportunity Act, or ECOA. Further, the recently appointed CFPB Director indicated in remarks in October 2021 that safeguarding against algorithmic bias is a priority for the CFPB under the new leadership. We have been subject to other governmental inquiries on this topic including an inquiry in June 2020 from the North Carolina Department of Justice. See the risk factor titled “—We have been in the past and may in the future be subject to federal and state regulatory inquiries regarding our business” for more information. Any such investigations or inquiries, whether or not accurate or warranted, or whether concerning us or one of our competitors, could negatively affect our brand and reputation and the overall market acceptance of and trust in our AI lending platform. Any of the foregoing could harm our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

For example, consumer advocacy groups, politicians and certain government and media reports have, in the past, advocated governmental action to prohibit or severely restrict consumer loan arrangements where banks contract with a third-party platform such as ours to provide origination assistance services to bank customers. These arrangements have sometimes been criticized as “renting-a-bank charter.” Such criticism has frequently been levied in the context of payday loan marketers, though other entities operating programs through which loans similar to Upstart-powered loans are originated have also faced criticism. The perceived improper use of a bank charter by these entities has been challenged by both governmental authorities and private litigants, in part because of the high rates and fees charged to consumers in certain payday and high-rate, small-dollar lending programs. Bank regulators have even required banks to exit third-party programs that the regulators determined involved unsafe and unsound practices. The payday loans that have been subject to more frequent criticism and challenge are fundamentally different from Upstart-powered loans in many ways, including that Upstart-powered loans typically have lower interest rates and longer terms, and Upstart-powered loans do not renew. In particular, interest rates of Upstart-powered loans have always been and are currently less than 36%, as compared to the triple-digit interest rates of many payday or small dollar loans that have been subject to such criticism. If we are nevertheless associated with such payday or high-rate, small-dollar consumer loans, or if we are associated with increased criticism of non-payday loan programs involving relationships between bank originators and non-bank lending platforms and program managers, demand for Upstart-powered loans could significantly decrease, which could cause our bank partners to reduce their origination volumes or terminate their arrangements with us, impede our ability to attract new bank partners or delay the onboarding of bank partners, impede our ability to attract institutional investors to participate in our loan funding programs or reduce the number of potential borrowers who use our platform. Any of the foregoing could adversely affect our results of operations and financial condition.

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

Artificial intelligence and related technologies are subject to public debate and heightened regulatory scrutiny. For example, the recently appointed CFPB Director indicated in remarks in October 2021 that safeguarding against algorithmic bias is a priority for the CFPB under the new leadership. Any negative publicity or negative public perception of artificial intelligence could negatively impact demand for our AI lending platform, hinder our ability to attract new bank partners or slow the rate at which banks adopt our AI lending platform. From time to time, certain advocacy groups have made claims that unlawful or unethical discriminatory effects may result from the use of AI technology by various companies, including ours. Such claims, whether or not accurate, and whether or not concerning us or our AI lending platform, may harm our ability to attract prospective borrowers to our platform, retain existing and attract new bank partners and achieve regulatory acceptance of our business.

For example, in February 2020, we received a letter from five members of the U.S. Senate asking questions in connection with claims of discriminatory lending made by an advocacy group. We responded to this inquiry, and in July 2020, three of the Senators issued their findings from this inquiry, writing a letter to the Director of the CFPB recommending the CFPB further review Upstart’s use of educational variables in its model and requesting that the

Upstart Holdings, Inc.
CFPB stop issuing no-action letters related to ECOA. On December 1, 2020, in connection with these inquiries, we entered into an agreement with the NAACP Legal Defense and Education Fund, or the LDF, and the Student Borrower Protection Center, or the SBPC, in which we agree to participate in fair lending reviews of our AI model, including, but not limited to, its use of educational variables. The agreement provides for our engagement of a neutral third-party firm to perform periodic fair lending assessments over a two year period. Under the agreement, we have agreed to cooperate with, and provide data to, the third-party firm to conduct fair lending testing of our underwriting model, and we, the LDF and the SBPC will provide input to the third-party firm on, among other things, the testing methodologies to be employed. The fair lending testing will be designed to assess lending outcomes from our underwriting model to determine if the model causes or results in a disparate impact on any protected class, and if so, whether there are less discriminatory alternative practices that maintain the model’s predictiveness. We have also agreed to implement the auditor’s recommendations, for modifications to our AI model that may promote more equitable outcomes while maintaining the model’s predictiveness and meet any other legitimate business needs of Upstart. The third-party firm will also prepare and make public periodic reports, the first of which was published on April 14, 2021, that summarize any general findings, recommendations and best practices, as well as any aspects of our AI model that raise particular fair lending concerns or implicate novel insights on educational equity that serve the public interest. While we will have input on these reports, and the agreement provides that the third-party firm and the parties to the agreement will collaborate to reach agreement on any recommendations, we could become involved in disagreements with the third-party firm, the LDF or the SBPC regarding the information we must provide, the contents of the reports or particular recommendations that may be made, the manner in which they should be implemented, if at all, and whether they would maintain the predictiveness of our AI model. It is possible, however, that changes implemented in our AI model could negatively impact its predictiveness. In addition, if we do not implement any recommendation, the LDF and/or the SBPC could terminate the agreement with us. Although we believe that this agreement will support our objective of providing visibility into AI and related emerging technologies and the potential benefits such technologies can have for the consumer lending industry, if reports under the agreement were to raise significant fair lending concerns, raise questions about the use of AI or otherwise be viewed negatively for any reason, or if the third-party firm terminates its agreement with us and/or the agreement with the LDF and/or the SBPC is terminated for any reason, our brand and reputation and the overall market acceptance of, and trust in, our AI lending platform could suffer, and we could be subject to increased regulatory and litigation risk. In addition, the publication of information arising from our agreement with the LDF or the SBPC could lead to additional regulatory scrutiny for our bank partners.

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

Upstart Holdings, Inc.
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

Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated. We are subject to the risk of fraudulent activity associated with borrowers and third parties handling borrower information and in limited situations cover certain fraud losses of our bank partners and investors in our

Upstart Holdings, Inc.
loan funding programs. For example, in the third quarter of 2021, we experienced a temporary increase in fraudulent activity. Fraud rates could also increase in a downcycle economy. We use several identity and fraud detection tools, including tools provided by third-party vendors and our proprietary AI models, to predict and otherwise validate or authenticate applicant-reported data and data derived from third-party sources. If such efforts are insufficient to accurately detect and prevent fraud, the level of fraud-related losses of Upstart-powered loans could increase, which would decrease confidence in our AI lending platform. In addition, our bank partners, investors in our loan funding programs or we may not be able to recover amounts disbursed on loans made in connection with inaccurate statements, omissions of fact or fraud, which could erode the trust in our brand and negatively impact our ability to attract new bank partners and investors in our loan funding programs.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Our failure to address these risks or other problems encountered in connection with any future acquisitions and strategic investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition.

Strategic investments in which we have a minority ownership stake and that we do not control may from time to time have economic, business, or legal interests or goals that are inconsistent with our goals. As a result, business decisions or other actions or omissions of controlling shareholders, management, or other persons or entities who control companies in which we invest may adversely affect the value of our investment, result in litigation or regulatory action against us, or otherwise damage our reputation and brand.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

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

Upstart Holdings, Inc.
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

Certain estimates and growth forecasts included in this report, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this report relating to the size and expected growth of our target market may prove to be inaccurate. It is impossible to offer every loan product, term or feature that every customer wants or that any given bank partner is necessarily capable of supporting, and our competitors may develop and offer loan products, terms or features that we do not offer. Even if the markets in which we compete meet the size estimates and growth forecasted in this report, we may be unable to address these markets successfully and our business could fail to grow for a variety of reasons outside of our control, including competition in our industry. We regularly review and may adjust our processes for calculating our key metrics to improve their accuracy. For example, in the third quarter of 2021, we adjusted our process for calculating Conversion Rate to account for an increase in fraudulent applications. Our key metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. If investors or analysts do not perceive our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, our reputation, business, results of operations, and financial condition would be adversely affected.

We have implemented “sell-to-cover” in which shares of our common stock are sold into the market on behalf of RSU holders upon vesting of RSUs to cover tax withholding liabilities and such sales will result in dilution to our stockholders.

Under U.S. tax laws, employment tax withholding and remittance obligations for restricted stock units or (RSUs,) arise in connection with their vesting. To fund the tax withholding and remittance obligations arising in connection with the vesting of RSUs, we use the “sell-to-cover” method, under which shares with a market value equivalent to the tax withholding obligation are sold by a broker on behalf of the holder of the RSUs upon vesting to cover the tax withholding liability and the cash proceeds from such sales will be remitted by us to the taxing authorities. The tax withholding due in connection with such RSU vesting is based on the then-current value of the underlying shares of our common stock. Such sales do not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for RSUs, but do cause dilution to our stockholders and, to the extent a large number of shares are sold in connection with any vesting event, such sales volume may cause our price to fluctuate.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY AND PLATFORM DEVELOPMENT

Upstart Holdings, Inc.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

A significant number of consumers that apply for a loan on Upstart.com learn about and access Upstart.com through the website of a loan aggregator, typically with a hyperlink from such loan aggregator’s website to a landing page on our website. For example, the nine months ended September 30, 2020 and 2021, 52% and 44%, respectively, of loan originations were derived from traffic from Credit Karma. Our most recent agreement with Credit Karma dated November 6, 2020 provides that either party may terminate our arrangement immediately upon a material breach of any provision of the agreement or at any time, with or without cause, by providing no less than 30 days’ notice. Even during the term of our agreement, our agreement does not require Credit Karma to display offers from lenders on Upstart.com nor prohibit them from working with our competitors or from offering competing services. In this regard in 2020, Credit Karma began directing more customer traffic to a program that hosts and aggregates the credit models of other loan providers directly on its platform for the purpose of giving credit offers. In late 2020, we experienced a reduction in the number of loan applicants directed to the Upstart platform by Credit Karma and a corresponding decrease in the number of loans originated on our platform because we had limited participation in this program. If traffic from Credit Karma decreases again in the future as a result of this program or for other reasons, our loan originations and results of operations would be adversely affected. There is also no assurance that Credit Karma will continue its contract with us on commercially reasonable terms or at all. Further, on December 3, 2020, Credit Karma was acquired by Intuit Inc. It is possible Intuit may not continue our agreement on commercially reasonable terms or at all, which would adversely affect our business.

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

Upstart Holdings, Inc.
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

Third-party data sources on which we rely include the consumer reporting agencies regulated by the CFPB and other alternative data sources. Such data is electronically obtained from third parties and used in our AI models to price applicants and in our fraud models to verify the accuracy of applicant-reported information. Data from national credit bureaus and other consumer reporting agencies, as well as other information that we receive from third parties about an applicant or borrower, may be inaccurate or may not accurately reflect the applicant or borrower’s creditworthiness for a variety of reasons, including inaccurate reporting by creditors to the credit bureaus, errors, staleness or incompleteness. For example, loan applicants’ credit scores may not reflect such applicants’ actual creditworthiness because the credit scores may be based on outdated, incomplete or inaccurate consumer reporting data, including, as a consequence of us utilizing credit reports for a specific period of time after issuance before such reports are deemed to be outdated. Similarly, the data taken from an applicant’s credit report may also be based on outdated, incomplete or inaccurate consumer reporting data. Although we use numerous third-party data sources and multiple credit factors within our proprietary models, which helps mitigate this risk, it does not eliminate the risk of an inaccurate individual report.

Further, although we attempt to verify the income, employment and education information provided by certain selected applicants, we cannot guarantee the accuracy of applicant information. Our fraud models rely in part on data we receive from a number of third-party verification vendors, data collected from applicants, and our experience gained through monitoring the performance of borrowers over time. Information provided by borrowers may be incomplete, inaccurate or intentionally false. Applicants may also misrepresent their intentions for the use of loan proceeds. We do not verify or confirm any statements by applicants as to how loan proceeds are to be used after loan funding. If an applicant supplied false, misleading or inaccurate information and our fraud detection processes do not flag the application, repayments on the corresponding loan may be lower, in some cases significantly lower, than expected, leading to losses for the bank partner or investor.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
subject to challenge or the Madden decision may be addressed by federal regulation or legislation. Nevertheless, there can be no guarantee that a Madden-like claim will not be brought successfully against us or other Upstart program participants.

Additionally, Maine recently updated its Consumer Credit Code to include a statutory “true lender” test, providing that an entity is a “lender” subject to certain requirements of the Consumer Credit Code if the person, among other things: (i) has the predominant economic interest in a loan; (ii) brokers, arranges, or facilitates a loan and has the right to purchase the loan; or (iii) based on the totality of the circumstances, appears to be the lender, and the transaction is structured to evade certain statutory requirements. Me. Rev. Stat. § 2-702 . It is possible that other states may follow suit, instituting similar statutory “true lender” tests, which may impact the risk of true lender litigation in certain jurisdictions, as well as the tests applied by courts and regulators in determining the true lender. While such provisions provide additional clarity with respect to jurisdictional requirements, they may also result in increased usury and licensing risk. For example, Hawaii recently broadened its oversight of installment lenders, and other states may take different paths to promulgate similar “true lender” restrictions, and if not through a legislative path, impacted parties may have little to no advance notice of new restrictions and compliance obligations.

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

Certain recent litigation and regulatory enforcement has challenged, or is currently challenging, the characterization of bank partners as the “true lender” in connection with programs involving origination and/or servicing relationships between a bank partner and non-bank lending platform or program manager. As noted above, the Colorado Administrator has entered into a settlement agreement with certain banks and non-banks that addresses this true lender issue. Specifically, the settlement agreement sets forth a safe harbor indicating that a bank is the true lender if certain specific terms and conditions are met. However, other states could also bring lawsuits based on these types of relationships. For example, on June 5, 2020, the Washington, DC Attorney General filed a lawsuit against online lender Elevate for allegedly deceptively marketing high-cost loans with interest rates above the

Upstart Holdings, Inc.
Washington, DC usury cap. The usury claim is based on an allegation that Elevate, which was not licensed in Washington, DC, and not its partner bank, originated these loans, and were therefore in violation of the state’s usury laws. Additionally, on April 5, 2021, the Washington DC Attorney General filed a similar complaint against online lender Opportunity Financial, LLC, alleging that it rather than a bank originated these loans and the loans were therefore in violation of Washington, DC usury laws. The Maryland Office of the Commissioner of Financial Regulation also recently alleged in the context of a civil suit that a state chartered bank and its fintech partners engaged in a bank partnership program that violated various state licensing and credit statutes. In June 2021, a putative class action lawsuit was filed against the online lender Marlette Funding LLC in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that the company, doing business as Best Egg, was the true lender of usurious loans, with a rate of interest far in excess of the 6% rate permitted to be charged in Pennsylvania by unlicensed non-banks, originated through a partnership with Cross River Bank (Case No. GD-21-007229). There is an ongoing risk that government agencies and private plaintiffs will seek to challenge these types of relationships.

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

We, bank partners, securitization vehicles and similarly situated parties could become subject to challenges like that presented by the Colorado settlement and, if so, we could face penalties and/or Upstart-powered loans may be void, voidable or otherwise impaired in a manner that may have adverse effects on our operations (directly, or as a result of adverse impact on our relationships with our bank partners, institutional investors or other commercial counterparties). However, we have taken steps to confirm that our business model conforms with the requirements of the Colorado safe harbor. We have also taken additional steps to facilitate compliance with that above-described law recently enacted in Maine.

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

The capped call transactions may affect the value of our common stock.

In connection with the issuance of the Notes (as defined below), we entered into capped call transactions with the counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of our common stock initially underlying the Notes. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be.

From time to time, the counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the notes. This activity could also cause or prevent an increase or a decrease in the market price of our common stock or the Notes.

Upstart Holdings, Inc.

We are subject to counterparty risk with respect to the capped call transactions.

The counterparties to the capped call transactions entered into in connection with the offering of the Notes (as defined below) are financial institutions, and we are subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Global economic conditions have in the past resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty to one or more capped call transactions becomes subject to bankruptcy or other insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transactions. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by a counterparty, the counterparty may fail to deliver the shares of our common stock required to be delivered to us under the capped call transactions and we may suffer adverse tax consequences or experience more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the counterparties.

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

Upstart Holdings, Inc.
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

We must comply with regulatory regimes or facilitate compliance with regulatory regimes on behalf of our bank partners that are independently subject to federal and/or state oversight by bank regulators, including those applicable to our referral and marketing services, consumer credit transactions, loan servicing and collection activities and the purchase and sale of whole loans and other related transactions. The current presidential administration has brought an increased focus on enforcement of federal consumer protection laws and has appointed consumer-oriented regulators at federal agencies such as the CFPB and the OCC. It is possible that regulators in the presidential administration could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our originating bank partners. For example, the recently appointed CFPB Director indicated in remarks in October 2021 that safeguarding against algorithmic bias is a priority for the CFPB under the new leadership. These regulators may augment requirements that apply to loans facilitated by our platform, or impose new programs and restrictions, including forbearance initiatives related to the COVID-19 pandemic, and could otherwise revise or create new regulatory requirements that apply to us (or our bank partners), impacting our business, operations, and profitability.

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

Upstart Holdings, Inc.
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
•the Fair Debt Collection Practices Act, Regulation F, and similar state debt collection laws, which provide guidelines and limitations on the conduct of third-party debt collectors (and some limitation on creditors collecting their own debts) in connection with the collection of consumer debts;
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

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

Certain states have adopted laws regulating and requiring licensing by parties that engage in certain activities regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, certain states and localities have also adopted laws requiring licensing for consumer debt collection or servicing and/or purchasing or selling consumer loans. While we believe we have obtained or are in the process of obtaining all necessary licenses, the application of some consumer finance licensing laws to our AI lending platform and the related activities we perform, as well as to our banking partners, is unclear. In addition, state licensing requirements may evolve over time, including, in particular, recent trends toward increased licensing requirements and regulation of parties engaged in loan solicitation and student loan servicing activities. States also maintain licensing requirements pertaining to the transmission of money, and certain states may broadly interpret such licensing requirements to cover loan servicing and the transmission of funds to investors. If we or one of our banking partners were found to be in violation of applicable state licensing requirements by a court or a state, federal, or local enforcement agency, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties and other penalties or consequences, and the loans originated by our bank partners on our platform could be rendered void or unenforceable in whole or in part, any of which could have a material adverse effect on our business.

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

Upstart Holdings, Inc.
on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to consumers.

There continues to be uncertainty about the future of the CFPB and as to how its strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. This uncertainty is increased in light of the fact that the new director of the CFPB has new examination and enforcement priorities, including safeguarding against algorithmic bias. Our current no-action letter expires on November 30, 2023, unless terminated by the CFPB earlier for one of the bases provided for by the no-action letter, and there is no assurance that the CFPB will permit us to continue to operate under its current no-action letter policies or that it will not change its position regarding supervisory or enforcement action against us in the future. Further, this no-action letter does not extend to other credit products offered on Upstart’s platform. In addition, evolving views regarding the use of alternative variables and machine learning in assessing credit risk could result in the CFPB taking actions that result in requirements to alter or cease offering affected financial products and services, making them less attractive and restricting our ability to offer them. For example, in response to a February 2020 inquiry, three members of the U.S. Senate recommended as part of their findings, that the CFPB further review Upstart’s use of educational variables in its model. The CFPB could also implement rules that restrict our effectiveness in servicing our financial products and services.

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

Upstart Holdings, Inc.
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

For nonbank financial institutions, the FTC is also a primary regulator, and in recent years the FTC has been focused on practices of financial technology companies. Based on publicly available actions, the FTC’s primary focus has been with respect to financial technology company marketing and disclosure practices. For instance, in October 2018 the FTC took action against student loan refinance lender SoFi, claiming that the company made prominent false statements regarding the average savings a consumer would realize over the lifetime of the loan if they refinanced with SoFi. In addition, SoFi allegedly exaggerated claims of anticipated borrower savings by excluding certain customer populations from the analysis. In addition, in July 2021 the FTC settled litigation with LendingClub regarding, among other things, the adequacy of its disclosures of an origination fee associated with the product. Based upon statements by FTC officials, we believe this scrutiny will continue in the near future. While we maintain policies and procedures that require our marketing and loan application and servicing operations comply with UDAP standards, we may not be successful in our efforts to achieve compliance either due to internal or external factors, such as resource allocation limitations or a lack of vendor cooperation.

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

In addition, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, requires, among other things, that covered companies provide disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales or retention of their personal information by us. Aspects of the CCPA and its interpretation remain unclear. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to further modify our data infrastructure and data processing practices and policies and to incur additional costs and expenses in an effort to continue to comply. In addition, California voters approved Proposition 24 in the November 2020 election to create the California Privacy Rights Act, which amends and purports to strengthen the CCPA and will create a state agency to enforce privacy laws. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Following the enactment of the CCPA, in 2021, Virginia enacted the Virginia Consumer Data Protection Act of 2021, or VCDPA, and Colorado enacted the Colorado Privacy Act, or CPA. Several other states are considering enacting similar legislation. Additionally, other U.S. states are proposing and enacting laws and regulations that impose obligations similar to the CCPA or that otherwise involve significant obligations and restrictions. Compliance with current and future borrower privacy data protection and information security laws and regulations could result in higher compliance, technical or operating costs. Further, any actual or perceived violations of these laws and regulations may require us to change our business practices, data infrastructure or operational structure, address legal claims and regulatory investigations and proceedings and sustain monetary penalties and/or other harms to our business. We could also be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or change our business practices or privacy policies.

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

Upstart Holdings, Inc.

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

Upstart Holdings, Inc.
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

We maintain a compliance program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act and U.S. economic sanctions laws administered by the Office of Foreign Assets Control. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage

Upstart Holdings, Inc.
and mitigate the risk of money laundering and terrorist financing and engaging in transactions involving sanctioned countries, persons and entities. These controls include procedures and processes to detect and report suspicious transactions, perform borrower due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. During 2020, we failed to file timely reports of suspicious transactions as required with appropriate regulatory agencies. We remediated the failure to file and have added additional resources to support our compliance with these reporting requirements. We are also subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, and the U.S. Travel Act, which prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. We have implemented an anti-corruption policy to ensure compliance with these anti-corruption and anti-bribery laws. No assurance is given that our programs and controls will be effective to ensure compliance with all applicable anti-money laundering and anti-terrorism financing and anti-corruption laws and regulations, and our failure to comply with these laws and regulations could subject us to significant sanctions, fines, penalties, contractual liability to our bank partners or institutional investors, and reputational harm, all of which could harm our business.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

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

In our loan funding programs, including asset-backed securitizations and whole loan sales, we make numerous representations and warranties concerning the characteristics of the Upstart-powered loans sold and transferred in connection with such transactions, including representations and warranties that the loans meet the eligibility requirements of those facilities and of investors in our loan funding programs. If those representations and warranties were not accurate when made, we may be required to repurchase the underlying loans. Failure to repurchase so-called ineligible loans when required could constitute an event of default or termination event under the agreements governing our various loan funding programs. Through September 30, 2021, the number of repurchased Upstart-powered loans as a result of inaccurate representations and warranties represents less than 0.22% of all Upstart-powered loans. While only a small number of Upstart-powered loans have been historically repurchased by us, there can be no assurance that we would have adequate cash or other qualifying assets available

Upstart Holdings, Inc.
to make such repurchases if and when required. Such repurchases could be limited in scope, relating to small pools of loans, or significant in scope, across multiple pools of loans. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, our business, financial condition and results of operations could be adversely affected.

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

Under our warehouse credit facility, we may borrow up to $100.0 million until June 2023, and any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity in June 2024. As of September 30, 2021, the amount borrowed under this credit facility was $1.3 million, and $2.4 million of aggregated fair value of loans purchased were pledged as collateral.

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

Upstart Holdings, Inc.
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

We may continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new loan products, enhance our AI models, improve our operating infrastructure, acquire complementary businesses and technologies, or make strategic investments. Accordingly, we may need to engage in equity, debt or convertible debt financings to secure additional funds. If we raise additional funds by issuing equity securities or securities convertible into equity securities, our stockholders may experience dilution. For example, if we elect to deliver shares of our common stock to settle the conversion (other than paying cash in lieu of delivering any fractional share) of the Notes (as defined below), it may have a dilutive effect on our stockholders’ equity holdings. Further, debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders.

If we are unable to obtain adequate financing or on terms satisfactory to us when we require it, we may be unable to pursue certain business opportunities and our ability to continue to support our business growth and to respond to business challenges could be impaired and our business may be harmed.

In addition, in August 2021, we issued $661.3 million aggregate principal amount of 0.25% convertible senior notes due 2026, or Notes (including the exercise in full of the initial purchasers’ option of an additional $86.3 million aggregate principal of additional Notes). We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash, to repurchase the Notes upon a fundamental change or to repay the Notes in cash at their maturity (if not earlier converted, redeemed or repurchased), and our future debt may contain limitations on our ability to pay cash upon the conversion of the Notes at their maturity or to repurchase the Notes. Holders of the Notes may require us to purchase all or a portion of their Notes upon the occurrence of a fundamental change before the maturity date at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. Additionally, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to pay the Notes in cash at their maturity unless earlier converted, redeemed or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash for Notes being converted or at their maturity. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness at the time. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may

Upstart Holdings, Inc.
not have sufficient funds to repay the indebtedness and repurchase the Notes or pay cash with respect to Notes being converted or at maturity of the Notes.

Provisions in the indenture for the Notes may deter or prevent a business combination that may be favorable to you.

If a fundamental change occurs prior to the maturity date of the Notes, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change in the manner specified in the indenture. Furthermore, the indenture will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to you.

The accounting method for the Notes could adversely affect our financial condition and operating results.

In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, or ASU 2020-06, which amends the accounting standards for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASU 2020-06 eliminates requirements to separately account for liability and equity components of such convertible debt instruments, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium, and eliminates the ability to use the treasury stock method when calculating diluted earnings per share. Instead, ASU 2020-06 requires application of the “if-converted” method for calculating diluted earnings per share. Under the “if-converted” method, diluted earnings per share will generally be calculated assuming that all the notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. However, if the principal amount of the convertible debt security being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the “treasury stock” method prior to the adoption of ASU 2020-06 for such convertible debt security.

    We early adopted ASU 2020-06 as of January 1, 2021 and as such we did not bifurcate the liability and equity components of the notes on our condensed consolidated balance sheet and we expect to used the if-converted method of calculating diluted earnings per share.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

The capped call transactions may affect the price of our common stock.

In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions with certain financial institutions as counterparties. The capped call transactions initially cover, subject to customary adjustments, the number of shares of our common stock initially underlying the Notes. The capped call transactions are expected to offset the potential dilution and/or offset any cash payments we make in excess of the aggregate principal amount of converted Notes, as the case may be, as a result of conversion of the Notes.

From time to time, the counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of the Notes). This activity could also cause or prevent an increase or a decrease in the market price of our common stock.

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

Upstart Holdings, Inc.
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

Our amended and restated certificate of incorporation authorizes us to issue our 618,460,453 shares of authorized but unissued common stock and rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 10,082,123 shares for issuance under our 2020 Equity Incentive Plan subject to adjustment in certain events. Any common stock that we issue, including under our 2020 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our common stock.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

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

Upstart Holdings, Inc.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Restricted Stock Issuances

On April 8, 2021, as partial consideration for our acquisition of Prodigy, we issued 82,201 shares of restricted common stock to certain Prodigy employees. The restricted common stock is subject to transfer restrictions and a repurchase option and is contingent upon the employees' continued employment with us. The repurchase option will lapse with respect to 1/8th of the shares of restricted stock at the end of each successive three-month period following the closing date of the Prodigy acquisition.

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

Convertible Senior Notes

Upstart Holdings, Inc.

On August 17, 2021, we entered into a purchase agreement, or the Purchase Agreement, with several banks as representatives of the several initial purchasers, or collectively, the Initial Purchasers, to issue and sell $575.0 million in aggregate principal amount of Notes. In addition, we granted the Initial Purchasers an option to purchase up to an additional $86.3 million in aggregate principal amount of Notes on the same terms and conditions. The Initial Purchasers exercised their option in full on August 18, 2021. The Purchase Agreement includes customary representations, warranties, and covenants by us and customary closing conditions. Under the terms of the Purchase Agreement, we have agreed to indemnify the Initial Purchasers against certain liabilities.

We offered and sold the Notes to the Initial Purchasers in reliance on the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, and for resale by the Initial Purchasers to qualified institutional buyers pursuant to the exemption from registration requirements provided by Rule 144A under the Securities Act. We relied on these exemptions from registration based in part on representations made by the Initial Purchasers in the Purchase Agreement . The shares of the common stock issuable upon conversion of the Notes, if any, have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

To the extent that any shares of the common stock are issued upon conversion of the Notes, they will be issued in transactions anticipated to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof, because no commission or other remuneration is expected to be paid in connection with conversion of the Notes and any resulting issuance of shares of the common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated August 20, 2021, between Upstart Holdings, Inc. and U.S. Bank National Association	8-K	001-39797	4.1	August 20, 2021
4.2	Form of 0.25% Convertible Senior Note due 2026 (included in Exhibit 4.1)	8-K	001-39797	4.2	August 20, 2021
10.1*+	Upstart Holdings, Inc. 2020 Equity Incentive Plan and related form agreements.

Upstart Holdings, Inc.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.2	Form of Capped Call Confirmation	8-K	001-39797	10.1	August 20, 2021
10.3*	Amendment Sublease dated September 13, 2021, to the Master Lease agreement dated October 7, 2016, between Upstart Network, Inc. and Open Text, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: November 12, 2021

Upstart Holdings, Inc.

Upstart Holdings, Inc

Date: November 12, 2021	By:	/s/ Dave Girouard
Dave Girouard
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Sanjay Datta
Sanjay Datta
Chief Financial Officer
(Principal Financial Officer)