Form 10-K
period 2021-12-31
Upstart Holdings, Inc.
filed 2022-02-18
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $6,665,013,220 based on the closing price reported for such date on the New York Stock Exchange. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 11, 2022 there were 84,056,131 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated by reference into Part II and III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

Upstart Holdings, Inc.
FORM 10-K

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
•our expectations regarding the success of our strategic investments and acquisitions, including the integration of acquired operations, products, technology, internal controls and personnel;
•our expectations concerning relationships with third parties;
•our ability to protect against increasingly sophisticated fraudulent borrowing and online theft;
•our ability to service loans and the ability of third-party collection agents, to pursue collection of delinquent and defaulted loans;
•our ability to successfully compete with companies that are currently in, or may in the future enter, the markets in which we operate;
•our expectations regarding new and evolving markets and our ability to enter into new markets and introduce new products and services, such as our recent introduction of auto loans;

•our ability to effectively secure and maintain the confidentiality of the information received, accessed, stored, provided and used across our systems;
•our ability to successfully obtain and maintain corporate funding and liquidity to support continued growth and for general corporate purposes;
•our capital allocation plans, including expected allocations of cash and timing;
•our ability to attract, integrate and retain qualified employees;
•our ability to maintain an effective system of disclosure controls and internal control over financial reporting and operations;
•our ability to effectively manage and expand the capabilities of our operations teams, outsourcing relationships and other business operations;
•our ability to maintain, protect and enhance our intellectual property;
•our expectations regarding outstanding litigation and regulatory investigations; and
•our ability to manage the increased expenses associated with being a public company.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this report.

Forward-looking statements should not be relied upon as predictions of future events. We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. Undue reliance should not be placed on our forward-looking statements as we may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

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

We leverage the power of AI to more accurately quantify the true risk of a loan. Our AI models have been continuously upgraded, trained and refined for more than eight years. We have discrete AI models that target fee optimization, income fraud, acquisition targeting, loan stacking, prepayment prediction, identity fraud and time-delimited default prediction. Our models incorporate more than 1,500 variables and benefit from a rapidly growing training dataset that currently contains more than 21.6 million repayment events. The network effects generated by our constantly improving AI models provide a significant competitive advantage—more training data leads to higher approval rates and lower interest rates at the same loss rate.

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

Loans issued through our platform can be retained by our originating bank partners, distributed to our broad base of institutional investors and buyers that invest in Upstart-powered loans or funded by Upstart’s balance sheet. In the year ended December 31, 2021, 16% of the loans funded through our platform were retained by the originating bank and 80% of loans were purchased by institutional investors through our loan funding programs. Our institutional investors and buyers that participate in our loan funding programs invest in Upstart-powered loans through whole loan purchases, purchases of pass-through certificates and investments in asset-backed securitizations. A large fraction of the whole loans sold to institutional investors under our loan funding programs are originated by Cross River Bank, or CRB. In the year ended December 31, 2021, CRB originated 55% of the loans facilitated on our platform and fees received from CRB accounted for 56% of our total revenue. In the year ended December 31, 2021, one of our other bank partners originated 36% of the loans facilitated on our platform and accounted for 27% of our total revenue. We enter into nonexclusive agreements with our whole loan purchasers and each of the grantor trust entities in our asset-backed securitizations, pursuant to which we provide loan servicing.

Our revenue is primarily comprised of fees paid by banks. We charge banks referral fees for each loan referred through Upstart.com and originated by a bank partner, platform fees for each loan originated, regardless of its source, and loan servicing fees as consumers repay their loans. Our agreements with our bank partners are nonexclusive, generally have 12-month terms that automatically renew, subject to certain early termination provisions, and may contain minimum fee amounts. As a usage-based platform, we target positive unit economics on each transaction, resulting in a cash efficient business model that features both high growth rates and profitability.

Our AI Lending Platform

Our AI models are central to our value proposition and unique position in the industry. Our models incorporate more than 1,500 variables, which are analogous to the columns in a spreadsheet. They have been trained by more than 21.6 million repayment events, analogous to rows of data in a spreadsheet.

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

On the consumer side, we aggregate demand on Upstart.com, where consumers are presented with bank-branded offers from our bank partners. In this way, we benefit banks who have adopted our AI lending technology. Bank partners can also offer Upstart-powered loans through a bank-branded interface on their own website or mobile application. Consumers on our platform are generally offered unsecured personal and secured auto loans ranging from $1,000 to $50,000 in size, at APRs typically ranging from approximately 6.5% to 35.99%, with terms typically ranging from three to seven years, with a monthly repayment schedule and no prepayment penalty.

We have also made significant investments in Upstart Auto Retail, a front-end software-as-a-service application that modernizes the auto sales process for both the consumer and the dealer. Similar to Upstart.com, we expect Upstart Auto Retail to become an important aggregator of demand.

On the funding side, our bank partners can retain loans that align with their business and risk objectives; loan volumes exceeding their collective funding capacity or risk tolerance can be flowed through our loan funding programs and sold to our network of institutional investors, which have far broader and more diverse capacity to absorb and distribute risk. This flexible approach allows banks to adopt AI lending at their own pace, while we continue to grow and improve our platform.

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

•Superior digital experience—Whether consumers apply for a loan through Upstart.com or directly through a bank partner’s website, the application experience is streamlined into a single application process and the loan offers provided are firm. In the year ended December 31, 2021, 69% of Upstart-powered loans were instantly approved with no document upload or phone call required, an increase from 0% in late 2016. Such automation improvements were due in large part to improvements to our AI models and the application of such models to different aspects of the loan process, including data verification and fraud detection.

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
•New product offerings—Personal loans are one of the fastest-growing segments of credit in the U.S. and auto financing is the second largest segment of consumer lending. Our platform helps banks provide a product their customers want, rather than letting customers seek loans from competitors.
•Institutional investor acceptance—Analyses by credit rating agencies, loan and bond buying institutions, and credit underwriters help banks gain confidence that Upstart-powered loans are subject to significant and constant scrutiny from experts, the results of which are often publicly available.

Our Competitive Strengths
Constantly Improving AI Models

We have been building and refining our AI models for more than nine years, and they have led directly to our growth and profitability. Our models currently incorporate more than 1,500 variables and are trained by more than 21.6 million repayment events. Beyond the advantages accrued by our constantly growing volume of training data, our machine learning team continues to update our modeling techniques regularly. Model and technology improvements have increased our conversion rate over time.

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

Capital Efficient Fee-Based Business

In the year ended December 31, 2021, we generated 94% of revenue from fees from banks and loan servicing. We have also achieved a high degree of automation, with 69% of Upstart-powered loans approved instantly and fully automated in the year ended December 31, 2021, driving operating leverage and improving unit economics.

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

New Products

Personal loans are one of the fastest-growing segments of consumer credit in the U.S., but they are far from the largest. As we apply our AI models and technology to other credit verticals, we will be able to serve the needs of more consumers and to play a broader technology enablement role for our bank partners. There is significant opportunity to expand from personal loans and auto loans to small business loans, small dollar loans, mortgages and beyond.

In June 2020, we began offering auto loans on our platform and in September 2020, the first auto loan was originated through the Upstart platform. In the year ended December 31, 2021, approximately 5,800 auto loans were originated through Upstart.com. In October 2021, we announced the launch of Upstart Auto Retail software, and as of December 31, 2021 more than 400 dealer locations have adopted the software.

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
•Access to capital markets—We have built a broad network of institutional investors who provide funding support to bank partners through secondary loan purchasing and issuance of pass-through certificates and asset-backed securitizations. A significant portion of the loans originated by CRB and one other bank partner are sold to institutional investors through one of our funding programs.

Evolution of Upstart’s AI Model

The AI models underpinning the Upstart platform are central to its efficacy and the high-quality experience we provide to borrowers. The key aspects of our AI models include:

Variables

Variables in our AI models have increased from 23 in 2014 to more than 1,500 as of December 31, 2021. These include factors related to credit experience, employment, educational history, bank account transactions, cost of living and loan application interactions.

Training Data

As of December 31, 2021, our models have been trained by more than 21.6 million repayment events such as a successful repayment or a delinquency. Upstart’s models learn from repayment data even while loan principal remains outstanding, allowing the models to improve in real time.

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

Configurable Multi-Tenant Architecture

Our multi-tenant architecture enables multiple bank partners to use the same version of our application while securely segmenting their data. Though all tenants are using the same version of our platform, our software is designed to be highly configurable to meet the needs of our diverse bank partners, allowing customizations to everything from the applicant user interface to the core rules governing credit decisioning.

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

Our growth and marketing initiatives are primarily focused on bringing potential borrowers to Upstart.com, where they can learn if they qualify for a loan from one of our bank partners and on what terms in only a few minutes. Our consumer acquisition channels combine a mix of online and offline, as well as paid and unpaid, channels. While we constantly experiment to expand and optimize our acquisition strategies, our largest channels include:
•Marketing affiliates—A variety of online media partners, such as loan aggregators, send us traffic on a cost per origination basis. Many loan aggregators also incorporate credit data to provide online prescreened offers, which leads to highly targeted and interested referrals. For example, a significant number of consumers that apply for a loan on Upstart.com learn about and access Upstart.com through the website of one of our partners, Credit Karma.
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
•Streaming television advertising—Television is a broader branding opportunity for Upstart which we have recently started pursuing.

Bank Partnerships

We target a wide range of small, medium, and large banks and credit unions with an appetite to invest in improved underwriting, digital originations and unsecured lending. As of December 31, 2021, we had 38 bank partners.

CRB originates a large fraction of the whole loans sold to institutional investors under our loan funding programs. For the years ended December 31, 2019, 2020 and 2021, fees received from CRB accounted for 80%, 63% and 56%, of our total revenue, respectively. We have entered into a loan program agreement that governs the terms and conditions between us and CRB with respect to loans facilitated through our platform and issued by CRB.

We have also entered into separate agreements with each of our other bank partners. Our agreements with our bank partners are non-exclusive, generally have 12-month terms that automatically renew, subject to certain early termination provisions, and may contain minimum fee amounts.

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

This team focuses on the minority of borrowers whose applications are not entirely automated or any applicant who has questions or issues throughout the application process. While 31% of Upstart-powered loans involve human processing, the vast majority of these loans are not fraudulent. Thus, our team focuses on expediting applicants through the process to the extent possible and appropriate, while identifying and rejecting fraudulent applications. Our operations team works closely with our engineering and machine learning teams to further increase our levels of automation.

Most prospective borrowers and applicants interact with Upstart via our online platform and help center, but we also make agent-based support readily available to all borrowers. For phone support, we partner with an external call center vendor and have a team of dedicated Upstart agents with specialized training.

Servicing Operations

Upstart-powered loans are serviced via our homegrown platform. For borrowers who miss payments, we focus on early intervention and attempt to reach them via emails, calls, texts and skip-trace to help bring their account current or offer hardship options in accordance with our servicing policies. Borrowers on our platform are supported via a combination of internal payments specialists and third-party service providers.

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

On February 5, 2020, a consumer advocacy group released a report alleging that lenders may charge higher rates to certain borrowers who attend community colleges or historically Black or Hispanic colleges or universities. To support this conclusion, the consumer advocacy group selectively compared the results from only a small number of consumer interest rate inquiries made to, among others, lenders using Upstart’s platform. In addition, on February

13, 2020, we received an inquiry from five members of the U.S. Senate seeking information regarding our compliance with ECOA, and in July 2020, three of these Senators recommended to the CFPB as part of their inquiry findings, that the CFPB further review Upstart’s use of educational variables in its model and requested that the CFPB stop issuing no-action letters related to the ECOA. Upstart strongly disputes the underlying conclusions of the consumer advocacy group’s report as it pertained to Upstart’s practices, given that Upstart’s model considers over 1,500 variables, all of which contribute to the quoted rate. Notwithstanding that we believe our model and our bank partners’ lending facilitated by our model comply with ECOA, reports from consumer advocacy groups and associated legislative and/or regulatory inquiries could create negative publicity and increase the risk of private litigation or government enforcement. On December 1, 2020, in connection with these inquiries, we entered into an agreement with the NAACP Legal Defense and Education Fund, or the LDF, and the Student Borrower Protection Center, or SBPC, in which we agreed to, among other things, participate in fair lending reviews of our AI model. See the section titled “Risk Factors—Risks Related to Our Business and Industry” for more information.

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

Fair Debt Collection Practices Act

The federal Fair Debt Collection Practices Act, or FDCPA, and Regulation F that implements FDCPA, provides guidelines and limitations on the conduct of certain debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. While the FDCPA primarily applies to third-party debt collectors, debt collection laws of certain states impose similar requirements more broadly on creditors who collect their own debts. In addition, the CFPB prohibits unfair, deceptive or abusive acts or practices, or UDAAPs in debt collection, including first-party debt collection. We use our internal collection team and professional third-party debt collection agents to collect delinquent accounts. Any third-party debt collection agents we use are required to comply with the FDCPA and all other applicable laws in collecting delinquent accounts of borrowers. While our internal servicing team is not subject to the formal requirements of the FDCPA in most cases, we have established policies intended to substantially comply with the collection practice requirements under the FDCPA as a means of complying with more general UDAAP standards.

Privacy and Data Security Laws

The federal Gramm-Leach-Bliley Act, or GLBA, includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. We collect and use a wide variety of information to help ensure the integrity of our services and to provide features and functionality to our customers. This aspect of our business, including the collection, use, and protection of the information we acquire from our own services as well as from third-party sources, is subject to laws and regulations in the United States. Accordingly, we publish our privacy policies and terms of service, which describe our practices concerning the use, transmission, and disclosure of information. We have a detailed privacy policy, that addresses the GLBA and is accessible from every page of our website. We work to maintain the security of consumers’ personal information securely, and we do not sell, rent or share such information with third parties for marketing purposes unless previously agreed to by the consumer. In addition, we take measures to safeguard the personal information of borrowers and investors and protect against unauthorized access to this information. We also are subject to other privacy and security laws and regulations that apply to certain personal information that we collect or otherwise process, such as the California Consumer Privacy Act, or CCPA. The CCPA, which went into effect in 2020, requires, among other things, that covered companies provide disclosures to California consumers and afford such consumers rights with respect to how covered companies process their personal information. Other states have enacted similar laws. As our business continues to expand, and as state and federal laws and regulations continue to be passed and their interpretations continue to evolve, additional laws and regulations may become relevant to us.

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

For more information regarding the CFPB and the CFPB rules to which we are subject or may become subject, see Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Federal Trade Commission Act

Under Section 5 of the Federal Trade Commission Act, we and our bank partners are prohibited from engaging in unfair and deceptive acts and practices, or UDAP. For nonbank financial institutions, the FTC is the primary regulator enforcing this prohibition, and in recent years the FTC has been focused on practices of financial technology companies. Based on publicly available actions, the FTC’s primary focus has been with respect to financial technology company marketing and disclosure practices. We maintain policies and procedures that require our marketing and loan application and servicing operations comply with UDAP standards. For more information regarding the FTC’s enforcement actions, see Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

State Lending Regulations

State Usury Limitations

With respect to bank partners that are subject to Section 521 of the Depository Institution Deregulation and Monetary Control Act of 1980, or DIDMCA, (for FDIC-insured, state banks originating loans on our platform, which represent the vast majority of loans originated) or Section 85 of the National Bank Act, or NBA, (for national banks originating loans on our platform), federal case law interpreting such provisions (including interpretations of the NBA under Tiffany v. National Bank of Missouri and Marquette National Bank of Minneapolis v. First Omaha Service Corporation), and relevant regulatory guidance (including FDIC advisory opinion 92-47) permit certain depository institutions to “export” requirements regarding interest rates and certain fees considered to be “interest”

under federal law from the state or U.S. territory where the bank is located for all loans originated from such state, regardless of the usury limitations imposed by the state law of the borrower’s residence or other states with which the loan may have a geographic nexus, unless the state has chosen to opt out of the exportation regime. We believe, however, if a state or U.S. territory in which we operate opted out of rate exportation, judicial interpretations support the view that such opt outs would apply only to loans “made” in those states. We believe that the “opt-out” of any state would not affect the ability of our platform to benefit from the exportation of rates. See Item 1A “Risk Factors” of this Annual Report on Form 10-K for more information about the risk if any loans were deemed subject to any state’s usury limits.

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

Intellectual Property

We protect our intellectual property through a combination of patents, trademarks, domain names, copyrights and trade secrets, as well as through contractual provisions, our information security infrastructure and restrictions on access to or use of our proprietary technology. As of December 31, 2021, we had 2 patent applications in the United States related to our proprietary risk model. We may file additional patent applications or pursue additional patent protection in the future to the extent we believe it will be beneficial.

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

Culture and Workforce

We have built a very special company culture at Upstart. Building the best place to do great work for top talent has been a priority for us from day one. It is not an accident that we have received best place to work awards in both our San Mateo and Columbus locations. Our employee engagement results are ten points higher than our technology peers and have continued to increase over the last two years in spite of the COVID-19 pandemic.
We brought together a remarkable diversity of thinkers to build Upstart. Our co-founders and the members of our management team come from diverse backgrounds with varying ethnicities, education backgrounds, genders and ages. This diversity of thought ensures we tackle problems from all angles and arrive at the best solution for all stakeholders.

Recruiting

As the focal point of our human capital strategy, we attract and recruit diverse, exceptionally talented, highly educated, experienced and motivated employees. We have an extremely rigorous recruiting and employee candidate screening process. For example, our machine learning team, responsible for the development and constant improvement of our AI models, is unlike any other that we are aware of in the consumer lending space. The majority of the members of this team have doctorate degrees in statistics, mathematics, computer science, economics or physics and many have extensive past experience in quantitative finance.

Inclusion

Inclusion is not a standalone strategy at Upstart, it is central to our talent advantage. It underpins everything we do in the people programs we build from our compensation practices, to how we think about talent management and team development to the perks and benefits we invest in. Upstart employees are also passionate about building an environment that works for all. Our first employee resource group, “Superwomen,” was established in 2017 to make Upstart a leader for empowering women at work. As of the start of 2022, we have nine employee resource groups, including our African American Employee Network, Catalyst (for our LGBTQ2IA+ community), TAU (for Asian American Upstarters), and LatinX, and more than 20 clubs and special interest groups. Upstaters have hosted employee-led “lunch and learns” on topics ranging from startup financing, to how to fly a drone, to a salsa class taught by our chief compliance officer.
Digital First Approach

As the pandemic raged on and work from home became an expectable norm, we shifted our talent location strategy to one that focused on “digital” work first. Employees in eligible roles (which comprise about 90% of our full-time roles) can work from anywhere in the United States, including in one of our three offices in Austin, Texas; Columbus, Ohio; or San Mateo, California. However, to ensure we continue to build relationships and capture the magic of those innovative, in-person “aha” moments, we also provide travel and offsite budgets to ensure teams can come together as frequently as once a month. We believe the benefits of in-office work can be captured in just a few well-considered days together, so this flexible approach provides Upstart the best of all worlds: in person collaboration and team building as well as access to diverse talent all over the country.

Employee Benefits

In addition to providing competitive benefits like fully paid health insurance, life insurance and disability, flexible time off for our salaried employees, and fully paid parental leave, we invest in benefits that will provide financial flexibility and financial wellness for our employees - we see this as central to our brand as an employer, and to attracting the types of Upstarters that will be passionate about our mission to serve borrowers. For many years, we have provided our employees flexible “wellness” and “productivity” budgets allowing our diverse population of employees to spend in ways that will be most useful for them. In 2021, we introduced two new benefits to enhance financial wellness: a 401(k) match where we match 401(k) contributions up to a set dollar amount, ensuring equal access to these benefits dollars regardless of salary level, and access to a financial planning and money management platform, which includes unlimited access to financial planners and tax support. We believe that these employee benefits, combined with competitive salaries and an equity program that grants restricted stock units to all full-time employees, have ensured that we remain a top employer in our industry.

As of December 31, 2021, we had 1,497 full-time employees. We also engage temporary employees, contractors and consultants as needed to support our operations. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

ITEM 1A. RISK FACTORS
RISK FACTORS

Investing in our common stock involves a high degree of risk. The risks and uncertainties described below should be carefully considered, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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
•successfully obtain and maintain corporate funding and liquidity to support continued growth and for general corporate purposes;
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

We have grown rapidly over the last several years, and our recent revenue growth rate and financial performance may not be indicative of our future performance. In 2019, 2020, and 2021, our revenue was $164.2 million, $233.4 million, and $848.6 million, respectively, representing a growth rate of 42% from 2019 to 2020 and a 264% growth rate from 2020 to 2021. Our revenue for any previous quarterly or annual period should not be relied upon as any indication of our revenue or revenue growth in future periods. As we grow our business, our revenue growth rates may slow, or our revenue may decline, in future periods for a number of reasons, which may include slowing demand for our platform offerings and services, increasing competition, a decrease in the growth of our overall credit market, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities. Further, we believe our growth over the last several years has been driven in large part by our AI models and our continued improvements to our AI models. Future incremental improvements to our AI models may not lead to the same level of growth as in past periods. In addition, we believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. The Percentage of Loans Fully Automated on our platform was 66% in 2019 and increased to 69% in 2021. We expect the Percentage of Loans Fully Automated to level off and remain relatively stable in the long term; however the expansion of our loan offerings beyond unsecured personal loans, including auto loans, may cause fluctuations of such percentage from period to period depending on the loan offering mix. As a result of these factors, our revenue growth rates may slow, and our financial performance may be adversely affected.

If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.

Over the last several years, we have experienced rapid growth in our business and the Transaction Volume, Number of Loans on our AI lending platform, and we expect to continue to experience growth in the future. The Transaction Volume, Number of Loans on our platform increased from 215,122 in 2019 to 1,314,591 in 2021, representing a compound annual growth rate of 147%. This rapid growth has placed, and may continue to place, significant demands on our management, processes and operational, technological and financial resources. Our ability to manage our growth effectively and to integrate new employees and technologies into our existing business will require us to continue to retain, attract, train, motivate and manage employees and expand our operational, technological and financial infrastructure. These challenges may be heightened as we transition to a Digital First workforce. From time to time, we rely on temporary independent contractor programs to scale our operations team. Failure to effectively implement and manage such programs could result in misclassification or other employment related claims or inquiries by governmental agencies. Continued growth could strain our ability to develop and improve our operational, technological, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Any of the foregoing factors could negatively affect our business, financial condition and results of operations.

We have incurred net losses in the past, and we may not be able to maintain or increase our profitability in the future.

For the year ended December 31, 2019, we experienced net loss of $0.5 million. For the year ended December 31, 2020 and 2021, we experienced net income of $6.0 million and $135.4 million, respectively. We intend to continue to expend significant funds to continue to develop and improve our proprietary AI models, improve our marketing efforts to increase the number of borrowers on our platform, enhance the features and overall user experience of our platform, expand the types of loan offerings on our platform and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or improving profitability on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

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

In addition, we typically experience seasonality in the demand for Upstart-powered loans, which is generally lower in the first quarter. This seasonal slowdown is primarily attributable to high loan demand around the holidays in the fourth quarter and the general increase in borrowers’ available cash flows in the first quarter, including cash received from tax refunds, which temporarily reduces borrowing needs. While our growth and recent government stimulus programs provided to individuals in response to the COVID-19 pandemic have obscured this seasonality in our overall financial results, we expect our results of operations to continue to be affected by such seasonality in the future. Such seasonality and other fluctuations in our quarterly results may also adversely affect and, increase the volatility of, the trading price of our common stock.

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

The COVID-19 pandemic has caused extreme societal, economic, and financial market volatility, resulting in business shutdowns, an unprecedented reduction in economic activity and significant dislocation to businesses, the capital markets, and the broader economy. The global macroeconomic effects of the COVID-19 pandemic and related impacts on our business may persist for an indefinite period. In particular, the impact of the COVID-19 pandemic on the finances of borrowers on our platform has been profound, as many have been, and despite widespread vaccination efforts in the United States may continue to be, impacted by unemployment, reduced earnings and/or elevated economic disruption and insecurity. For example, the Delta and Omicron variants of COVID-19, which appear to be the most transmissible variants to date, have spread in the United States. The impact of the Delta and Omicron variants, or future variants, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against such variant and the response by governmental bodies and regulators.

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
•a temporary reduction in the availability of loan funding and liquidity from institutional investors and the capital markets; and
•restricted sales operations and marketing efforts, and a reduction in the effectiveness of such efforts in some cases.

We continue to monitor the ongoing impact of the COVID-19 pandemic to assess possible implications to our business and to take appropriate actions in an effort to mitigate the adverse consequences of the COVID-19 pandemic. However, there can be no assurances that our initiatives we take will be sufficient or successful.

We also took precautionary measures intended to reduce the risk of the virus spreading to our employees, bank partners, vendors, and the communities in which we operate, including temporarily closing our offices and virtualizing, postponing, or canceling partner bank, employee, or industry events, which may negatively impact our business. Furthermore, as a result of the COVID-19 pandemic, we required all employees who were able to do so to work remotely through the end of 2021 and have since continued to allow most employees the flexibility to work remotely going forward under our Digital First work model. It is possible that widespread remote work arrangements may have a negative impact on our business. See the risk factor titled “—We have a limited history of operating with a Digital First workforce and the long-term impact on our business, financial condition and results of operations is uncertain.”

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

The extent to which the COVID-19 pandemic continues to impact our business and results of operations will also depend on future developments that are highly uncertain and cannot be predicted, including the emergence of new COVID-19 variants, future spikes of COVID-19 infections resulting in additional preventive measures to contain or mitigate the spread of the virus, the impact on businesses and financial and capital markets, the extent and effectiveness of containment actions, the administration and efficacy of vaccination programs with respect to the prevalent COVID-19 variants or variant strains that will emerge in the future and the impact of further shelter-in-place or other government restrictions that may be imposed. For example, the termination of government stimulus measures has expected to reduce the ability of individual borrowers to remain current on their obligations and therefore led to increased delinquencies, defaults, customer bankruptcies and charge-offs and decreasing recoveries for loans facilitated through the Upstart platform, all of which could have an adverse effect on our bank partners, institutional investors, and our business. An extended period of economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, and financial condition, though the full extent and duration is uncertain. To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.

If our existing bank partners were to cease or limit operations with us or if we are unable to attract and onboard new bank partners, our business, financial condition and results of operations could be adversely affected.

In the year ended December 31, 2021, 94% of our revenue was generated from platform, referral and servicing fees that we receive from our bank partners. If any of our bank partners were to suspend, limit or cease their operations or otherwise terminate their relationships with us, the number of loans facilitated through our platform could decrease and our revenue and revenue growth rates could be adversely affected. Our sales and onboarding process with new bank partners can be long and unpredictable. If we are unable to timely onboard our bank partners, or if our bank partners are not willing to work with us to complete a timely onboarding process, our results of operations could be adversely affected.

We have entered into separate agreements with each of our bank partners. Our agreements with our bank partners are nonexclusive, generally have 12-month terms that automatically renew, subject to certain early termination provisions, and may contain minimum fee amounts. Our bank partners could decide to stop working with us, ask to modify their agreement terms in a cost prohibitive manner when their agreement is up for renewal or enter into exclusive or more favorable relationships with our competitors. In addition, their regulators may require that they terminate or otherwise limit their business with us, or impose regulatory pressure limiting their ability to do business with us. If the bank partners listed above or any of our other bank partners were to stop working with us, suspend, limit or cease their operations or otherwise terminate their relationship with us, the number of loans facilitated through our platform could decrease and our revenue and revenue growth rates could be adversely affected. We could in the future have disagreements or disputes with any of our bank partners, which could negatively impact or threaten our relationship with them. In our agreements with bank partners, we make certain representations and warranties and covenants concerning our compliance with specific policies of a bank partner, our compliance with certain procedures and guidelines related to laws and regulations applicable to our bank partners, as well as the services to be provided by us. If those representations and warranties were not accurate when made or if we fail to perform a covenant, we may be liable for any resulting damages, including potentially any losses associated with impacted loans, and our reputation and ability to continue to attract new bank partners would be adversely affected. Additionally, our bank partners may engage in mergers, acquisitions or consolidations with each other, our competitors or with third parties, any of which could be disruptive to our existing and prospective relationships with our bank partners.

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

Cross River Bank, or CRB, a New Jersey-chartered community bank, originates a substantial majority of the loans on our platform. In the year ended December 31, 2020 and 2021, CRB originated 67% and 55%, respectively, of the Transaction Volume, Number of Loans. CRB also accounts for a large portion of our revenues. In the year ended December 31, 2020 and 2021, fees received from CRB accounted for 63% and 56%, respectively, of our total revenue. CRB funds a certain portion of these originated loans by retaining them on its own balance sheet, and sells the remainder of the loans to us, which we in turn sell to institutional investors and to our warehouse trust special purpose entities. Our most recent commercial arrangement with CRB began on January 1, 2019 and has a term of four years with an automatic renewal provision for an additional two years following the initial four year term. Either party may choose to not renew by providing the other party 120 days’ notice prior to the end of the initial term or any renewal term. In addition, even during the term of our arrangement, CRB could choose to reduce the volume of Upstart-powered loans that it chooses to fund and retain on its balance sheet or to originate at all. We or CRB may terminate our arrangement immediately upon a material breach and failure to cure such breach within a cure period, if any representations or warranties are found to be false and such error is not cured within a cure period, bankruptcy or insolvency of either party, receipt of an order or judgment by a governmental entity, a material adverse effect, or a change of control whereby such party involved in such change of control provides 90 days’ notice to the other and payment of a termination fee of $450,000. If we are unable to continue to increase the number of other bank partners on our platform or if CRB or one of our other bank partners were to suspend, limit or cease their operations or otherwise terminate their relationship with us, our business, financial condition and results of operations would be adversely affected.

In the year ended December 31, 2020 and 2021, one of our other bank partners originated 24% and 36% of the Transaction Volume, Number of Loans, respectively. In the year ended December 31, 2020 and 2021, the fees received from this bank partner accounted for 18% and 27% of our total revenue, respectively.

The sales and onboarding process of new bank partners could take longer than expected, leading to fluctuations or variability in expected revenues and results of operations.

Our sales and onboarding process with new bank partners can be long and generally takes approximately three to 12 months. As a result, revenues and results of operations may vary significantly from period to period. Prospective bank partners are often cautious in making decisions to implement our platform and related services because of the risk management alignment and regulatory uncertainties related to their use of our AI models, including their oversight, model governance and fair lending compliance obligations associated with using such models. In addition, prospective banks undertake an extensive diligence review of our platform, compliance and servicing activities before choosing to partner with us. Further, the implementation of our AI lending model often involves shifts by the bank partner to a new software platform or changes in their operational procedures, which may involve significant time and expense to implement. Delays in onboarding new bank partners can also arise while prospective bank partners complete their internal procedures to approve expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which new bank partners will begin using our platform and the volume of fees we will receive, which can lead to fluctuations in our revenues and results of operations.
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

For example, in response to the initial outbreak of the COVID-19 pandemic, bank partners tightened their credit requirements or paused originations, and investors in our loan funding programs temporarily suspended making investments in Upstart-powered loans. Furthermore, nearly all personal loans presently facilitated through our platform are issued with fixed interest rates. If interest rates rise, potential borrowers could seek to defer loans as they wait for interest rates to stabilize. As a result of these circumstances, bank partners, investors and borrowers may be discouraged from engaging with our platform and as a result, reduce the volume of Upstart-powered loans. Additionally, increased interest rates may adversely impact the spending levels of individual borrowers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of individual borrowers to remain current on their obligations and therefore, lead to increased delinquencies, defaults, customer bankruptcies and charge-offs, and decreasing recoveries, all of which could have a material adverse effect on our business. Further, the federal government has reduced stimulus measures taken in response to the COVID-19 pandemic, which has led to, and may continue to lead to, increased delinquency rates and a decline in the performance of loans facilitated by our platform.

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

For example, the onset of the COVID-19 pandemic and other related adverse economic events led to a significant increase in unemployment, comparable, and at times surpassing, the unemployment rates during the peak of the financial crisis in 2008. There can be no assurance that levels of unemployment or underemployment will return to or remain at pre-pandemic levels in the near term. An increase in the unemployment rate or other adverse economic effects caused by the COVID-19 pandemic could increase the delinquency rate of borrowers of Upstart-powered loans or increase the rate of borrowers declaring bankruptcy, any of which could adversely affect the attractiveness of Upstart-powered loans to the investors in our loan funding programs. If we are unable to improve our AI platform to account for events like the COVID-19 pandemic and the resulting rise in unemployment, or if our AI platform is unable to more successfully predict the creditworthiness of potential borrowers compared to other lenders, then our business, financial condition and results of operations could be adversely affected.

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

The performance of loans facilitated by our platform is significantly dependent on the effectiveness of our proprietary AI models used to evaluate a borrower’s credit profile and likelihood of default. While our AI models have been refined and updated to account for the COVID-19 pandemic, the bulk of the data gathered and the development of our AI models have largely occurred during a period of sustained economic growth, and our AI models have not been extensively tested during a down-cycle economy or recession and have not been tested at all during a down-cycle economy or recession without significant levels of government assistance. There is no assurance that our AI models can continue to accurately predict loan performance under adverse economic conditions. If our AI models are unable to accurately reflect the credit risk of loans under such economic conditions, our bank partners, investors in our loan funding programs and we may experience greater than expected losses on such loans, which would harm our reputation and erode the trust we have built with our bank partners and investors in our loan funding programs. For example, in response to the COVID-19 pandemic, the federal government quickly implemented stimulus measures. The subsequent discontinuation of those stimulus measures has increased, and may continue to increase, the delinquency rate of borrowers of Upstart-powered loans. In addition, the fair value of the loans on our balance sheet may decline in down-cycle economic conditions. Any of these factors could adversely affect our business, financial condition and results of operations.

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

Since we launched our AI lending platform, we have been proactively working with the federal government and regulatory bodies to ensure that our AI lending platform and other services are in compliance with applicable laws and regulations. For example, after significant collaboration with the Consumer Financial Protection Bureau, or CFPB, the CFPB issued Upstart the first no-action letter in 2017 and, upon its expiration, we received a second no-action letter regarding the use of our Al model to underwrite and price unsecured closed-end loans. The current no-action letter expires on November 30, 2023, unless terminated by the CFPB earlier for one of the bases provided for by the no-action letter, and we can provide no assurance that the CFPB will continue to permit us to operate under its current no-action letter policies beyond that date, or will not change its position regarding supervisory or enforcement action against us in the future. Further, this no-action letter does not extend to credit products offered on Upstart’s platform other than unsecured closed-end loans. We plan to continue working and collaborating closely with regulators to provide visibility into AI and related emerging technologies and the potential benefits such technologies can have on the consumer lending industry, while also addressing the related risks. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and the emergence of AI and related technologies. As we expand our business into new markets, introduce new loan products on our platform and continue to improve and evolve our AI models, regulatory bodies or courts may claim that we are subject to additional requirements. Such regulatory bodies could reject our applications for licenses or deny renewals, delay or impede our ability to operate, charge us fees or levy fines or penalties, or otherwise disrupt our ability to operate our AI lending platform, any of which could adversely affect our business, financial condition and results of operations.

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

While we expanded the type of loan products offered on our platform to include auto loans in 2020, made significant investments in Upstart Auto Retail in 2021 and continue to invest in developing new loan products, the vast majority of loan originations currently facilitated through our platform are unsecured personal loans. The market for unsecured personal loans has grown rapidly in recent years, and it is unclear to what extent such market will continue to grow, if at all. A wide variety of factors could impact the market for unsecured personal loans, including macroeconomic conditions, competition, regulatory developments and other developments in the credit market. Our success will depend in part on the continued growth of the unsecured personal loan market, and if such market does not further grow or grows more slowly than we expect, our business, financial condition and results of operations could be adversely affected.

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

In 2021, we continued to work on our auto loan product and made significant investments in Upstart Auto Retail. We are continuing to invest in developing new loan products and service offerings, which may include small business loans, small dollar loans, mortgages and beyond. New initiatives are inherently risky, as each involves unproven business strategies, new regulatory requirements and new financial products and services with which we, and in some cases our bank partners, have limited or no prior development or operating experience.

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

For example, in February 2020, we received a letter from five members of the U.S. Senate asking questions in connection with claims of discriminatory lending made by an advocacy group. We responded to this inquiry, and in July 2020, three of the Senators issued their findings from this inquiry, writing a letter to the Director of the CFPB recommending the CFPB further review Upstart’s use of educational variables in its model and requesting that the CFPB stop issuing no-action letters related to ECOA. On December 1, 2020, in connection with these inquiries, we entered into an agreement with the NAACP Legal Defense and Education Fund, or the LDF, and the Student Borrower Protection Center, or the SBPC, in which we agree to participate in fair lending reviews of our AI model, including, but not limited to, its use of educational variables. The agreement provides for our engagement of a neutral third-party firm to perform periodic fair lending assessments over a two year period. Under the agreement, we have agreed to cooperate with, and provide data to, the third-party firm to conduct fair lending testing of our underwriting model, and we, the LDF and the SBPC will provide input to the third-party firm on, among other things, the testing methodologies to be employed. The fair lending testing will be designed to assess lending outcomes from our underwriting model to determine if the model causes or results in a disparate impact on any protected class, and if so, whether there are less discriminatory alternative practices that maintain the model’s predictiveness. We have also agreed to implement the auditor’s recommendations, for modifications to our AI model that may promote more equitable outcomes while maintaining the model’s predictiveness and meet any other legitimate business needs of Upstart. The third-party firm also prepares and makes public periodic reports that summarize any general findings, recommendations and best practices, as well as any aspects of our AI model that raise particular fair lending concerns or implicate novel insights on educational equity that serve the public interest. While we have input on these reports, and the agreement provides that the third-party firm and the parties to the agreement will collaborate to reach agreement on any recommendations, we could become involved in disagreements with the third-party firm, the LDF or the SBPC regarding the information we must provide, the contents of the reports or particular recommendations that may be made, the manner in which they should be implemented, if at all, and whether they would maintain the predictiveness of our AI model. It is possible, however, that changes implemented in our AI model could negatively impact its predictiveness. In addition, if we do not implement any recommendation, the LDF and/or the SBPC could terminate the agreement with us. Although we believe that this agreement will support our objective of providing visibility into AI and related emerging technologies and the potential benefits such technologies can have for the consumer lending industry, if reports under the agreement were to raise significant fair lending concerns, raise questions about the use of AI or otherwise be viewed negatively for any reason, or if the third-party firm terminates its agreement with us and/or the agreement with the LDF and/or the SBPC is terminated for any reason, our brand and reputation and the overall market acceptance of, and trust in, our AI lending platform could suffer, and we could be subject to increased regulatory and litigation risk. In addition, the publication of information arising from our agreement with the LDF or the SBPC could lead to additional regulatory scrutiny for our bank partners.

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

Harm to our reputation can also arise from many other sources, including failure by us or our bank partners to meet minimum standards of service and quality, inadequate protection of borrower information and compliance failures and claims, and employee or former employee misconduct, misconduct by outsourced service providers or other counterparties, as further described below. If we are unable to protect our reputation, our business, financial condition and results of operations would be adversely affected.

Misconduct and errors by our employees, former employees, vendors, or service providers could harm our reputation and subject us to significant legal liability.

We operate in an industry in which integrity and the confidence of our borrowers and bank partners is of critical importance. Our business depends on our employees, vendors, and service providers to process a large number of increasingly complex transactions, including transactions that involve significant dollar amounts and loan transactions that involve the use and disclosure of personal and business information. We are thus exposed to the risk of misconduct and errors by our employees, vendors, and other service providers that could adversely affect our business, including employees, vendors, or service providers taking, converting, or misusing funds, documents, or data, or failing to follow applicable laws and regulations or our internal policies or protocol when interacting with consumers and borrowers. It is not always possible to identify and deter misconduct or errors by employees, vendors, or service providers, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses. There have been numerous highly-publicized cases of fraud and other misconduct by financial services industry employees. If any of our employees, vendors or service providers engage in illegal, improper, or suspicious activity or other misconduct, we could suffer serious harm to our reputation, financial condition, relationships with bank partners and borrowers, and our ability to attract new bank partners or borrowers. We could also be perceived to have facilitated or participated in the illegal misappropriation of funds, documents, or data, or the failure to follow protocol, and therefore be subject to civil or criminal liability. Any of these occurrences could result in our diminished ability to operate our business, inability to attract future borrowers or bank partners, reputational damage, regulatory intervention, and financial harm, which could negatively impact our business, results of operations, financial condition, and future prospects.

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

Our business is heavily concentrated in U.S. consumer credit, and therefore our results are more susceptible to fluctuations in that market than a more diversified company.

Our business is heavily concentrated in U.S. consumer credit. As a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a more diversified company. For example, our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy and consumer spending and consumer credit. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit. Our business concentration could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

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

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including personal information, credit information and other sensitive data of borrowers and potential borrowers. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of such sensitive information. We also have arrangements in place with certain of our third-party vendors that require us to share consumer information. We have outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may in turn subcontract or outsource some of their responsibilities to other third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, are large and complex, with many points of entry and access. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks. Any vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, bank partners, loan investors, or by malicious third parties. While we continuously refine our security controls to address the evolving threat landscape, attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and systems. In addition, the prevalent use of mobile devices increases the risk of data security incidents. Further, our shift to a Digital First working environment could increase the risks of security breaches and incidents. Significant disruptions of our, our bank partners and third-party vendors’ and/or other business partners’ information technology systems or other security incidents could adversely affect our business operations and result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us.

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

While auto loans issued through our new auto lending platform will be secured by collateral, auto loans are inherently risky, as they are often secured by assets that may be difficult to locate and can depreciate rapidly. We generally begin the repossession process for auto loans that become 60 days past due. We have engaged a third-party auto repossession vendor to handle all repossession activity. Following a repossession, if a borrower fails to redeem their vehicle or reinstate their loan agreement, the repossessed vehicle is sold at an auction and the proceeds are applied to the unpaid balance of the loan and related expenses. If the proceeds do not cover the unpaid balance of the loan and any related expenses, the deficiency would be charged-off. Further, if a vehicle cannot be located, repossession and sale of the vehicle would not be possible, which could also lead to delinquencies and charge-offs. A significant number of delinquencies and charge-offs could decrease fees payable to us, cause our bank partners to decrease the volume of Upstart-powered auto loans kept on their balance sheets, erode trust in our platform and increase the costs of our loan funding programs.

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

Our success will depend, in part, on our ability to grow our business. In some circumstances, we may determine to do so through the acquisition of or investments in complementary businesses and technologies rather than through internal development. For example, in 2021 we completed the acquisition of Prodigy. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. In the future, we may acquire assets or businesses. The risks we face in connection with acquisitions include:
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

In June 2021, we announced a new Digital First work model pursuant to which remote work with less time in the office will become the primary experience for most of our employees, and we expect that our workforce will continue to become more distributed over time. However, we have a limited history of operating with a Digital First workforce and, although we anticipate that this shift will have a long-term positive impact on our business, financial condition and results of operations, the impact remains uncertain. There is no guarantee that we will realize any anticipated benefits to our business from this model, including cost savings, operational efficiencies, or productivity.

Our shift to a Digital First model could have a negative impact on our operations, the execution of our business plans and sales and marketing efforts, our company culture, or the productivity and retention of key personnel and other employees necessary to conduct our business, or otherwise cause operational failures due to changes in our past business practices. If a natural disaster, power outage, connectivity issue, or other event were to occur that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in increased exposure to consumer privacy and data security incidents, or fraudulent activity. Further, our understanding of applicable legal and regulatory requirements related to a remote workforce, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments. If we are unable to successfully address the foregoing risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

Our business is subject to the risks of natural disasters and other catastrophic events, and to interruption by man-made problems.

Significant natural disasters or other catastrophic events, such as earthquakes, fires, hurricanes, blizzards, or floods (many of which are becoming more acute and frequent as a result of climate change), or interruptions by strikes, crime, terrorism, epidemics, pandemics, cyber-attacks, computer viruses, internal or external system failures, telecommunications failures, power outages or increased risk of cybersecurity breaches due to a swift transition to remote work brought about by a catastrophic event, could have an adverse effect on our business, results of operations and financial condition. For example, the outbreak of the COVID-19 pandemic beginning in early 2020 had a significant impact on the global economy and consumer confidence. In the event that another COVID-19 resurgence occurs, it could adversely impact the economy and negatively impact consumer confidence, and could negatively impact our operations and our platform, which could seriously harm our business. Employees may have less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family members who become sick), may become sick themselves and be unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. Further, one of our headquarters is located in the San Francisco Bay Area, a region known for seismic activity and wildfires, and our other headquarters is located in Columbus, Ohio, a region subject to blizzards.

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

A significant number of consumers that apply for a loan on Upstart.com learn about and access Upstart.com through the website of a loan aggregator, typically with a hyperlink from such loan aggregator’s website to a landing page on our website. For example, a significant amount of our loan originations was derived from traffic from one of our partners, Credit Karma. Our most recent agreement with Credit Karma dated November 6, 2020 provides that either party may terminate our arrangement immediately upon a material breach of any provision of the agreement or at any time, with or without cause, by providing no less than 30 days’ notice. Even during the term of our agreement, our agreement does not require Credit Karma to display offers from lenders on Upstart.com nor prohibit them from working with our competitors or from offering competing services. In this regard, Credit Karma has been directing more customer traffic to a program that hosts and aggregates the credit models of other loan providers directly on its platform for the purpose of giving credit offers. If traffic from Credit Karma decreases in the future as a result of this program or for other reasons, our loan originations and results of operations would be adversely affected. There is also no assurance that Credit Karma will continue its contract with us on commercially reasonable terms or at all. Further, on December 3, 2020, Credit Karma was acquired by Intuit Inc. It is possible Intuit may not continue our agreement on commercially reasonable terms or at all, which would adversely affect our business.

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

Our success depends in part on our relationships with third-party vendors. In some cases, third-party vendors are one of a limited number of sources. For example, we rely on national consumer reporting agencies, such as TransUnion, for a large portion of the data used in our AI models. In addition, we rely on third-party verification technologies and services that are critical to our ability to maintain a high level of automation on our platform. In addition, because we are not a bank, we cannot belong to or directly access the ACH payment network. As a result, we rely on one or more banks with access to the ACH payment network to process collections on Upstart-powered loans. Many of our vendor agreements are terminable by either party without penalty and with little notice. If any of our third-party vendors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable timeframe. We also rely on other software and services supplied by vendors, such as communications, analytics and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

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

Additionally, effective October 2021, Maine updated its Consumer Credit Code to include a statutory “true lender” test, providing that an entity is a “lender” subject to certain requirements of the Consumer Credit Code if the person, among other things: (i) has the predominant economic interest in a loan; (ii) brokers, arranges, or facilitates a loan and has the right to purchase the loan; or (iii) based on the totality of the circumstances, appears to be the lender, and the transaction is structured to evade certain statutory requirements. Me. Rev. Stat. § 2-702 . It is possible that other states may follow suit, instituting similar statutory “true lender” tests, which may impact the risk of true lender litigation in certain jurisdictions, as well as the tests applied by courts and regulators in determining the true lender. While such provisions provide additional clarity with respect to jurisdictional requirements, they may also result in increased usury and licensing risk. For example, Hawaii recently broadened its oversight of installment lenders, and other states may take different paths to promulgate similar “true lender” restrictions, and if not through a legislative path, impacted parties may have little to no advance notice of new restrictions and compliance obligations.

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

Certain recent litigation and regulatory enforcement has challenged, or is currently challenging, the characterization of bank partners as the “true lender” in connection with programs involving origination and/or servicing relationships between a bank partner and non-bank lending platform or program manager. As noted above, the Colorado Administrator has entered into a settlement agreement with certain banks and non-banks that addresses this true lender issue. Specifically, the settlement agreement sets forth a safe harbor indicating that a bank is the true lender if certain specific terms and conditions are met. However, other states could also bring lawsuits based on these types of relationships. For example, in June 2020, the Washington, DC Attorney General filed a lawsuit against online lender Elevate for allegedly deceptively marketing high-cost loans with interest rates above the Washington, DC usury cap. The usury claim is based on an allegation that Elevate, which was not licensed in Washington, DC, and not its partner bank, originated these loans, and were therefore in violation of the state’s usury laws. This case has since been remanded to the Superior Court of the District of Columbia. Additionally, while this case has since been settled, in April 2021, the Washington DC Attorney General filed a similar complaint against online lender Opportunity Financial, LLC, alleging that it rather than a bank originated these loans and the loans were therefore in violation of Washington, DC usury laws. Also in April 2021, the Maryland Office of the Commissioner of Financial Regulation also alleged in the context of a civil suit that a state chartered bank and its fintech partners engaged in a bank partnership program that violated various state licensing and credit statutes. In June 2021, a putative class action lawsuit was filed against the online lender Marlette Funding LLC in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that the company, doing business as Best Egg, was the true lender of usurious loans, with a rate of interest far in excess of the 6% rate permitted to be charged in Pennsylvania by unlicensed non-banks, originated through a partnership with CRB (Case No. 21-CV-985). There is an ongoing risk that government agencies and private plaintiffs will seek to challenge these types of relationships.

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

It is also possible that other state agencies or regulators could make similar assertions. If a court, or a state or federal enforcement agency, were to deem Upstart, rather than our bank partners, the “true lender” for loans originated on our platform, and if for this reason (or any other reason) the loans were deemed subject to and in violation of certain state consumer finance laws, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas) and other penalties or consequences, and the loans could be rendered void or unenforceable in whole or in part, any of which could have a material adverse effect on our business (directly, or as a result of adverse impact on our relationships with our bank partners, institutional investors or other commercial counterparties).

The capped call transactions may affect the value of our common stock.

In connection with the issuance of the Notes (as defined below), we entered into capped call transactions with certain financial institutions as counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of our common stock initially underlying the Notes. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be.

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

In the ordinary course of business, we have been named as a defendant in various legal actions, including a class action lawsuit and other litigation. Generally, this litigation arises from the dissatisfaction of a consumer with the products or services offered on our platform; some of this litigation, however, has arisen from other matters, including claims of violation of laws related to credit reporting, collections and do-not-call. All such legal actions are inherently unpredictable and, regardless of the merits of the claims, litigation is often expensive, time-consuming, disruptive to our operations and resources, and distracting to management. In addition, certain actions may include claims for indeterminate amounts of damages. Our involvement in any such matter also could cause significant harm to our or our bank partners’ reputations and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. If resolved against us, legal actions could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business.

In addition, a number of participants in the consumer financial services industry have been the subject of putative class action lawsuits, state attorney general actions and other state regulatory actions, federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices, violations of state licensing and lending laws, including state usury and disclosure laws, actions alleging discrimination on the basis of race, ethnicity, gender or other prohibited bases, and allegations of noncompliance with various state and federal laws and regulations relating to originating, servicing, and collecting consumer finance loans and other consumer financial services and products. The current regulatory environment, increased regulatory compliance efforts and enhanced regulatory enforcement have resulted in us undertaking significant time-consuming and expensive operational and compliance efforts to operate in accordance with relevant laws, which may delay or preclude our or our bank partners’ ability to provide certain new products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes may result in a separate fine assessed for each statutory and regulatory violation or substantial damages from class action lawsuits, potentially in excess of the amounts we earned from the underlying activities.

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

Certain state laws generally regulate interest rates and other charges and require certain disclosures. In addition, other federal and state laws may apply to the origination, servicing and collection of loans originated on our platform, and the purchase and sale of whole loans or asset-backed securitizations. In particular, certain laws, regulations and rules we or our bank partners are subject to include:
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
•the Equal Credit Opportunity Act and Regulation B promulgated thereunder, and similar state fair lending laws, which prohibit creditors from discouraging or discriminating against credit applicants on a prohibited basis, including race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act;
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

We may not always have been, and may not always be, in compliance with these and other applicable laws, regulations and rules. Compliance with these requirements is also costly, time-consuming and limits our operational flexibility. Additionally, Congress, the states and regulatory agencies, as well as local municipalities, could further regulate the consumer financial services industry in ways that make it more difficult or costly for us to offer our AI lending platform and related services or facilitate the origination of loans for our bank partners. These laws also are often subject to changes that could severely limit the operations of our business model. For example, in 2019, a bill was introduced in the U.S. Senate that would create a national cap of the lesser of 15% APR or the maximum rate permitted by the state in which the consumer resides. Although such a bill may never be enacted into law, if such a bill were to be enacted, it would greatly restrict the number of loans that could be funded through our platform. Further, changes in the regulatory application or judicial interpretation of the laws and regulations applicable to financial institutions also could impact the manner in which we conduct our business. The regulatory environment in which financial institutions operate has become increasingly complex, and following the financial crisis that began in 2008, supervisory efforts to apply relevant laws, regulations and policies have become more intense. Additionally, states are increasingly introducing and, in some cases, passing laws that restrict interest rates and APRs on loans similar to the loans made on our platform. For example, in March 2021, Illinois enacted a law to cap interest rates at an “all-in” 36% APR. Further, in late 2020, California created a “mini-CFPB,” which could increase its oversight over bank partnership relationships and strengthen state consumer protection authority of state regulators to police debt collections and unfair, deceptive or abusive acts and practices. Voter referendums also have been introduced and, in some cases, passed, restrictions on interest rates and/or APRs. If such legislation or bills were to be propagated, or state or federal regulators seek to restrict regulated financial institutions such as our bank partners from engaging in business with Upstart in certain ways, our bank partners’ ability to originate loans in certain states could be greatly reduced, and as a result, our business, financial condition and results of operations would be adversely affected.

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

For auto loans issued under our auto lending platform, certain state laws may not allow for electronic lien and title transfer, which would require us to use a paper-based title process to secure title to the underlying collateral. While this process may help mitigate some of the risks associated with online processes, because it is outside of our usual practices and titling rules can vary by state, we may encounter greater difficulty complying with the proper procedures. If we fail to effectively follow such procedures we may, among other things, be limited in our ability to secure the collateral associated with loans issued under our auto lending platform.

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

The CFPB, which commenced operations in July 2011, has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as the Truth in Lending Act and Regulation Z, ECOA and Regulation B, the Fair Credit Reporting Act and Regulation V, the Electronic Funds Transfer Act and Regulation E, among other regulations, and to enforce compliance with those laws. The CFPB supervises banks, thrifts and credit unions with assets over $10 billion and examines certain of our bank partners. Further, the CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including short-term, small dollar lenders, and larger participants in other areas of financial services. The CFPB is also authorized to prevent “unfair, deceptive or abusive acts or practices” through its rulemaking, supervisory and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including our loan products. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request reports concerning our organization, business conduct, markets and activities and conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to consumers.

There continues to be uncertainty about the future of the CFPB and as to how its strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. This uncertainty is increased in light of the fact that the new director of the CFPB has new examination and enforcement priorities, including safeguarding against algorithmic bias. Our current no-action letter expires on November 30, 2023, unless terminated by the CFPB earlier for one of the bases provided for by the no-action letter, and there is no assurance that the CFPB will permit us to continue to operate under its current no-action letter policies or that it will not change its position regarding supervisory or enforcement action against us in the future. Further, this no-action letter does not extend to credit products offered on Upstart’s platform other than unsecured closed-end loans. In addition, evolving views regarding the use of alternative variables and machine learning in assessing credit risk could result in the CFPB taking actions that result in requirements to alter or cease offering affected financial products and services, making them less attractive and restricting our ability to offer them. For example, in response to a February 2020 inquiry, three members of the U.S. Senate recommended as part of their findings, that the CFPB further review Upstart’s use of educational variables in its model. The CFPB could also implement rules that restrict our effectiveness in servicing our financial products and services.

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

In addition, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, requires, among other things, that covered companies provide disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales or retention of their personal information by us. Aspects of the CCPA and its interpretation remain unclear. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to further modify our data infrastructure and data processing practices and policies and to incur additional costs and expenses in an effort to continue to comply. In addition, California voters approved Proposition 24 in the November 2020 election to create the California Privacy Rights Act, which amends and purports to strengthen the CCPA and will create a state agency to enforce privacy laws. The CPRA creates obligations relating to consumer data beginning on January 1, 2023 (with a one-year lookback), with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Following the enactment of the CCPA, in 2021, Virginia enacted the Virginia Consumer Data Protection Act of 2021, or VCDPA, and Colorado enacted the Colorado Privacy Act, or CPA. Several other states are considering enacting similar legislation. Additionally, other U.S. states are proposing and enacting laws and regulations that impose obligations similar to the CCPA or that otherwise involve significant obligations and restrictions. Compliance with current and future borrower privacy data protection and information security laws and regulations could result in higher compliance, technical or operating costs. Further, any actual or perceived violations of these laws and regulations may require us to change our business practices, data infrastructure or operational structure, address legal claims and regulatory investigations and proceedings and sustain monetary penalties and/or other harms to our business. We could also be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or change our business practices or privacy policies.

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

We have facilitated the securitizations, and may in the future facilitate securitizations, of certain loans acquired from our bank partners in order to allow certain of our originating bank partners, our whole loan purchasers and ourselves to liquidate their loans through the asset-backed securities markets or through other capital markets products. In term asset-backed securities transactions, we sell and convey pools of loans to a special purpose entity, or SPE. We likewise fund certain loans on our balance sheet by selling loans to warehouse trust SPEs, which loan sales are partially financed with associated warehouse credit facilities from banks. Concurrently, each securitization SPE issues notes or certificates pursuant to the terms of indentures and trust agreements, or in the case of the warehouse facilities, the warehouse trust SPE borrows money from banks pursuant to credit and security agreements. The securities issued by the SPEs in asset-backed securitization transactions and the lines of credit borrowed by the warehouse SPEs are each secured by the pool of loans owned by the applicable SPE. In exchange for the sale of a portion of a given pool of loans to the SPE, we and/or our whole loan purchasers and certain originating bank partners who contribute loans to the transactions receive cash and/or securities representing debt and equity interests in such SPE, which are the proceeds from the sale of the securities. The equity interests in the SPEs are residual interests in that they entitle the equity owners of such SPEs, including us, to a certain proportion of the residual cash flows, if any, from the loans and to any assets remaining in such SPEs once the notes are satisfied and paid in full (or in the case of a revolving loan, paid in full and all commitments terminated). As a result of challenging credit and liquidity conditions, the value of the subordinated securities we or other transaction participants retain in such SPEs might be reduced or, in some cases, eliminated.

During periods of financial disruption, such as the financial crisis that began in 2008 and the beginning of the COVID-19 pandemic in the spring of 2020, the securitization market was constrained, and this could continue or occur again in the future. In addition, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities, could result in decreased investor demand for securities issued through our securitization transactions, or increased competition from other institutions that undertake securitization transactions. In addition, compliance with certain regulatory requirements, including the Dodd-Frank Act, the Investment Company Act and the so-called “Volcker Rule,” may affect the type of securitizations that we are able to complete.

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

The gain on sale and related servicing fees generated by our whole loan sales, and the servicing fees based on sales of asset-backed securities, also represent a significant source of our earnings. We cannot assure you that our loan purchasers will continue to purchase loans or securities (either through whole loan sales or asset-backed securities) or that they will continue to purchase loans in transactions that generate the same spreads and/or fees that we have historically obtained. Factors that may affect loan purchaser demand for loans include:
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
•regulatory or investment practices related to maintaining net asset value, mark-to-market and similar metrics surrounding pools of purchased loans; and
•the ability of our loan purchasers to access funding and liquidity channels, including warehouse financing and securitization markets, on terms they find acceptable to deliver an appropriate return net of funding costs, as well as general market trends that affect the appetite for loan financing investments.

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

Our business depends on sourcing and maintaining a diverse and robust loan funding program to fund Upstart-powered loans that our bank partners are unable or unwilling to retain on their balance sheets. Our loan funding program includes whole loan sales and pass-through certificate issuances to institutional investors, asset-backed securitization transactions, and utilization of committed warehouse credit facilities. While our loan funding program is diverse, only a limited portion of such funding sources are committed or guaranteed. We cannot be sure that these funding sources will continue to be available on reasonable terms or at all beyond the current maturity dates of our existing securitizations and debt financing arrangements.

Further, events of default or breaches of financial, performance or other covenants, or worse than expected performance of certain pools of loans underpinning our pass-through certificate transactions, asset-backed securitizations or other debt facilities, could reduce or terminate our access to funding from institutional investors. Loan performance is dependent on a number of factors, including the predictiveness of our AI models and social and economic conditions. The availability and capacity of certain loan funding sources also depends on many factors that are outside of our control, such as capital market volatility and regulatory reforms. For example, at the start of the COVID-19 pandemic, the availability of most of our loan funding sources was significantly reduced. In the event of another sudden or unexpected shortage or restriction on the availability of loan funding sources, we may not be able to maintain the necessary levels of funding to retain current loan volume without incurring substantially higher funding costs, which could adversely affect our business, financial condition and results of operations.

In connection with our loan funding programs, we make representations and warranties concerning the loans sold, and if such representations and warranties are not accurate when made, we could be required to repurchase the loans.

In our loan funding programs, including asset-backed securitizations, pass-through certificate transactions and whole loan sales, we make numerous representations and warranties concerning the characteristics of the Upstart-powered loans sold and transferred in connection with such transactions, including representations and warranties that the loans meet the eligibility requirements of those facilities and of investors in our loan funding programs. If those representations and warranties were not accurate when made, we may be required to repurchase the underlying loans. Failure to repurchase so-called ineligible loans when required could constitute an event of default or termination event under the agreements governing our various loan funding programs. Through December 31, 2021, the number of repurchased Upstart-powered loans as a result of inaccurate representations and warranties represents less than 0.17% of all Upstart-powered loans. While only a small number of Upstart-powered loans have been historically repurchased by us, there can be no assurance that we would have adequate cash or other qualifying assets available to make such repurchases if and when required. Such repurchases could be limited in scope, relating to small pools of loans, or significant in scope, across multiple pools of loans. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, our business, financial condition and results of operations could be adversely affected.

Corporate and asset-backed debt ratings could adversely affect our ability to fund loans through our loan funding programs at attractive rates, which could negatively affect our results of operations, financial condition and liquidity.

Our unsecured senior corporate debt currently has no rating. Asset-backed securities sponsored or co-sponsored by us are currently rated by a limited number of credit rating agencies. Structured finance ratings reflect these rating agencies’ opinions of our receivables credit performance and ability of the receivables cash flows to pay interest on a timely basis and repay the principal of such asset-backed securitizations, as well as our ability to service the receivables and comply with other obligations under such programs, such as the obligation to repurchase loans subject to breaches of loan-level representations and warranties. Such ratings also reflect the rating agencies’ opinions of other service providers in such transactions, such as trustees, back-up servicers, charged-off loan purchasers and others.

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

We rely on borrowings under our warehouse credit facilities to fund certain aspects of our operations, and any inability to meet our obligations as they come due or to comply with various covenants could harm our business.

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

Under our warehouse credit facility for personal, unsecured loans, we may borrow up to $100.0 million until June 2023, and any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity in June 2024. As of December 31, 2021, the amount borrowed under this credit facility was $48.0 million, and $76.9 million of aggregated fair value of loans purchased were pledged as collateral. Under our warehouse facility for auto loans, we may borrow up to $100.0 million until December 2022, and any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity twelve months after the determined amortization date. As of December 31, 2021, there were no borrowings under this credit facility and thus no collateral was pledged as collateral.

Our warehouse credit facilities impose operating and financial covenants on the applicable warehouse trust special purpose entity, and under certain events of default, the lender could require that all outstanding borrowings become immediately due and payable or terminate their agreement with us. We have in the past, and may in the future, fail to comply with certain operating or financial covenants in our warehouse credit facilities, requiring a waiver from our lenders. If we are unable to repay our obligations at maturity or in the event of default, the applicable borrowing warehouse trust special purpose entity may have to liquidate the loans held as collateral at an inopportune time or price or, if the lender liquidated the loans, such warehouse trust would have to pay any amount by which the original purchase price exceeded their sale price. An event of default would negatively impact our ability to purchase loans from our platform and require us to rely on alternative funding sources, which might increase our costs or which might not be available when needed. If we were unable to arrange new or alternative methods of financing on favorable terms, we might have to curtail our loan funding programs, which could have an adverse effect on our bank partners’ ability or willingness to originate new loans, which in turn would have an adverse effect on our business, results of operations and financial condition.

Some of our borrowings carry a floating rate of interest linked to the London Inter-bank Offered Rate, or LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority, or FCA, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator, or no longer be representative immediately after December 31, 2021, for all GBP, EUR, CHF and JPY LIBOR settings and one-week and two-month US dollar LIBOR settings, and immediately after June 30, 2023 for the remaining US dollar LIBOR settings, including three-month US dollar LIBOR. As a result, while the FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate, it is possible that beginning in 2022, LIBOR will no longer be available as a reference rate. In particular, the interest rate of borrowings under our warehouse credit facility for personal, unsecured loans and certain related interest rate hedging arrangements are predominately based upon LIBOR. While these agreements generally include alternative rates to LIBOR, if a change in indices results in interest rate increases on our debt, debt service requirements will increase, which could adversely affect our cash flow and results of operations. We do not expect a materially adverse change to our financial condition or liquidity as a result of any such changes or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.

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

In addition, in August 2021, we issued $661.3 million aggregate principal amount of 0.25% convertible senior notes due 2026, or Notes (including the exercise in full of the initial purchasers’ option of an additional $86.3 million aggregate principal of additional Notes). We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash, to repurchase the Notes upon a fundamental change or to repay the Notes in cash at their maturity (if not earlier converted, redeemed or repurchased), and our future debt may contain limitations on our ability to pay cash upon the conversion of the Notes at their maturity or to repurchase the Notes. Holders of the Notes may require us to purchase all or a portion of their Notes upon the occurrence of a fundamental change before the maturity date at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. Additionally, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to pay the Notes in cash at their maturity unless earlier converted, redeemed or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash for Notes being converted or at their maturity. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness at the time. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the

Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or pay cash with respect to Notes being converted or at maturity of the Notes.

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

RISKS RELATED TO TAXES

Our ability to use our deferred tax assets to offset future taxable income may be subject to certain limitations, which may have a material impact on our result of operations.

As of December 31, 2021, a valuation allowance has been recorded to recognize only deferred tax assets that are more likely than not to be realized in the United States federal and state tax jurisdictions. Our net deferred tax assets are primarily related to net operating loss carryforwards, or NOLs. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

We may also be limited in the portion of NOLs that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. The Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, made broad and complex changes to U.S. tax law, including changes to the uses and limitations of NOLs. A lack of future taxable income would adversely affect our ability to utilize NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be limited under similar provisions of state law.

We continue to assess the realizability of our deferred tax assets in the future. Future adjustments in our valuation allowance may be required, which may have a material impact on our quarterly and annual operating results.
Changes in tax laws could have a material adverse effect on our business, financial condition and results of operations.

We are subject to taxes in the United States under federal, state and local jurisdictions in which we operate. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation and macroeconomic, political or other factors. For example, the results of U.S Presidential and Congressional elections may lead to tax law changes. We may be subject to examination in the future by federal, state and local authorities on income, employment, sales and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition and results of operations. Various tax authorities may disagree with tax positions we take and if any such tax authorities were to successfully challenge one or more of our tax positions, the results could adversely affect our financial condition. Further, the ultimate amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. The determination of our overall provision for income and other taxes is inherently uncertain as it requires significant judgment around complex transactions and calculations. As a result, fluctuations in our ultimate tax obligations may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition and results of operations in the periods for which such determination is made.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, gross receipts, value added or similar taxes and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our business, financial condition and results of operations.

The application of indirect taxes, such as sales and use tax, value-added tax, digital services tax, digital advertising tax, business tax, gross receipts tax, and other similar tax to platform and financial technology businesses is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations and as a result amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. In addition, proposed or newly enacted laws regarding indirect tax could increase our compliance obligation. Any failure by us to prepare for and to comply with the reporting and record-keeping obligations could result in penalties and other sanctions, and could adversely affect our financial condition and results of operations.

We may face various indirect tax audits in various U.S. jurisdictions. Tax authorities may raise questions about or challenge or disagree with our calculation, reporting or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. Although we have reserved for potential payments of past tax liabilities on our financial statements, a successful assertion by one or more tax authorities could result in substantial tax liabilities in excess of such reserves as well as penalties and interest, and could harm our business, financial condition and results of operations.

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

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term shareholder value. Share repurchases could also increase the volatility of the trading price of our common stock and will diminish our cash reserves.

Although our board of directors has authorized a share repurchase program that does not have an expiration date, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program will diminish our cash reserves.

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

Our amended and restated certificate of incorporation authorizes us to issue our 616,340,335 shares of authorized but unissued common stock and rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 9,979,700 shares for issuance under our 2020 Equity Incentive Plan subject to adjustment in certain events. Any common stock that we issue, including under our 2020 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our common stock.

We have implemented “sell-to-cover” in which shares of our common stock are sold into the market on behalf of RSU holders upon vesting of RSUs to cover tax withholding liabilities and such sales will result in dilution to our stockholders.

Under U.S. tax laws, employment tax withholding and remittance obligations for restricted stock units, or RSUs, arise in connection with their vesting. To fund the tax withholding and remittance obligations arising in connection with the vesting of RSUs, we use the “sell-to-cover” method, under which shares with a market value equivalent to the tax withholding obligation are sold by a broker on behalf of the holder of the RSUs upon vesting to cover the tax withholding liability and the cash proceeds from such sales will be remitted by us to the taxing authorities. The tax withholding due in connection with such RSU vesting is based on the then-current value of the underlying shares of our common stock. Such sales do not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for RSUs, but do cause dilution to our stockholders and, to the extent a large number of shares are sold in connection with any vesting event, such sales volume may cause our price to fluctuate.

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

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, as well as to fund our share repurchase program, and we do not expect to declare or pay any dividends in the foreseeable future. In addition, the terms of our existing corporate debt agreements do, and any future debt agreements may, preclude us from paying dividends. As a result, capital appreciation of our common stock, if any, will be the only way for stockholders to realize any future gains on their investment for the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.
ITEM 2. PROPERTIES

Our corporate headquarters are located in San Mateo, California and Columbus, Ohio and consist of 108,015 square feet and 54,870 square feet of space, respectively, under leases that expire in February 2028 and June 2027, respectively. In addition to our headquarters, we lease 233,573 square feet of office space for origination and servicing operations in Columbus, Ohio expiring in August 2032.

We lease all of our facilities and do not own any real property. We intend to procure additional space in the future as we add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see “Note 11. Commitments and Contingencies” in Part II, Item 8 of this Annual Report on Form 10-K incorporated herein by reference. "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been traded on the Nasdaq Global Select Market under the ticker symbol “UPST” since December 16, 2020. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of February 11, 2022, we had 55 holders of record of our common stock. Because many of our shares of common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these holders of record.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2022 Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2021.

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

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Nasdaq Global Select Index and the S&P Information Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 16, 2020, the date our common stock began trading on the Nasdaq Global Select Market, and its relative performance is tracked through December 31, 2021. The returns shown are based on historical results and are not intended to suggest future performance.

ITEM 6. [RESERVED]

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Our Economic Model

Upstart’s revenues are primarily earned in the form of two separate usage-based fees, which can be either dollar or percentage based depending on the contractual arrangement. We charge our bank partners a referral fee each time we refer a borrower who obtains a loan. Separately, we charge bank partners a platform fee each time they originate a loan using our platform. These fees are contracted for and charged separately, although they are combined for accounting purposes as they represent a single performance obligation. We do not charge the borrowers on our platform any referral, platform or other similar fees for our loan matching services.

We also charge the holder of the loan (either a bank or institutional investor) an ongoing annualized servicing fee based on the outstanding principal over the lifetime of the loan for ongoing servicing of the loan. In addition, we earn a small portion of our revenue from interest income and gains generated through our securitization programs.

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
COVID-19 Pandemic Impact

Starting in the second half of March 2020, the COVID-19 pandemic impacted origination volumes on our platform. The rapid rise in unemployment in the United States led to a reduction in originations by bank partners and a temporary pause in loan funding from institutional investors and capital markets. These factors collectively resulted in an 86% reduction in the Transaction Volume, Number of Loans and a 73% reduction in revenue in the second quarter of 2020 compared to the first quarter of 2020.

Beginning in June 2020, origination volumes recovered quickly and have grown since then. For the year ended December 31, 2021, the Transaction Volume, Number of Loans was 1,314,591, representing a 338% increase compared to the Transaction Volume, Number of Loans for the year ended December 31, 2020.

During the peak of the COVID-19 pandemic, we made certain operational changes, including temporary reductions in our marketing activities and certain operational expenses. In order to support borrowers suffering from income loss due to the pandemic, Upstart also worked with its bank partners to offer hardship plans that, among other things, allowed affected borrowers to defer loan payments for up to two months. At the peak, 5.6% of borrowers on our platform had enrolled in a hardship program, less than half the rate of online lending industry benchmarks, and 95% of those impacted borrowers eventually exited the hardship program and resumed making loan payments. Due to the strength of our AI models, the COVID-19 pandemic has had a minimal impact on the credit performance of Upstart-powered loans, including those originated prior to the second quarter of 2020.

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
Bank and Market Adoption

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Banks play two key roles in Upstart’s ecosystem: funding loans and acquiring new customers. Traditional lenders, such as banks, tend to enjoy among the most efficient sources of funding due to their expansive base of deposits. As they adopt our technology and fund a growing proportion of our platform transactions, offers made to borrowers will typically improve, generally leading to higher conversion rates and faster growth for our platform.

New bank partners also represent additional acquisition channels through which we can reach and source prospective new borrowers, as these banks develop and implement their own digital and in-branch campaigns to drive traffic from their existing customer base to our platform. We view this emerging growth channel to be additive to the marketing acquisition programs we currently run at Upstart.

To provide funding support for our bank partners, we have built a broad network of institutional investors that can fund Upstart-powered loans through secondary loan purchasing and issuance of pass-through certificates and asset-backed securitizations. This diverse network of capital helps to minimize our reliance on any one funding source. However, any trend towards reduced participation by banks will generally erode the overall competitiveness of the offers on our platform, and any declining trend in the participation of broader institutional investment markets with respect to funding availability for Upstart-powered loans could adversely affect our business.
Product Expansion and Innovation

We intend to continue developing new financial products that address a broader set of consumer needs over time. In the third quarter of 2020, we announced our entry into the auto lending market and in April 2021, we acquired Prodigy Software, Inc. or Prodigy, a leader in automotive commerce software solutions. Prodigy provides a modern multi-channel car buying experience, helping dealerships serve consumers with a holistic software solution that integrates legacy systems. In addition to modernizing the car buying experience, Prodigy is helping bring Upstart's AI enabled auto loans to dealerships across the country where the vast majority of auto loans are transacted. In October 2021, we announced the launch of Upstart Auto Retail software, a cloud-based solution that enables dealerships to provide consumers with access to Upstart-powered auto loans by combining Prodigy Software and Upstart intellectual property.

We believe that significant growth opportunities exist to apply our evolving technology to additional segments of credit, such as auto loans, small business loans, small dollar loans, mortgage loans, and beyond. In addition, we aim to serve a broader role of technology enablement for banks, which we believe will seek more comprehensive technology solutions from their suppliers. We will incur expenses and opportunity cost to develop and launch new products. Monetization prospects for new products are uncertain, and costs associated with integrating, developing and marketing new products might not be recovered, which could weigh on our top-line growth and profitability.
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction. The following presents our key operating and financial metrics:

	Year Ended December 31,
	2019	2020	2021
Transaction Volume, Dollars	$2,725,047	$3,444,854	$11,751,762
Transaction Volume, Number of Loans	215,122	300,379	1,314,591
Conversion Rate	13.1%	15.2%	23.7%(1)
Percentage of Loans Fully Automated	66%	70%	69%

Contribution Profit(2)	$48,940	$105,088	$397,880
Contribution Margin(2)	31%	46%	50%
Adjusted EBITDA(2)	$5,595	$31,509	$231,946
Adjusted EBITDA Margin(2)	3%	13%	27%
Adjusted Net Income(2)	$3,340	$17,496	$224,141
Adjusted Net Income per Share:
Basic(2)	$0.23	$1.00	$2.87
Diluted(2)	$0.05	$0.23	$2.37
_______
(1)In the third quarter of 2021, we modified our calculation of Conversion Rate to remove what we believe to be fraudulent loan requests from the total number of rate inquiries received to better reflect actual borrower behavior. Using the prior methodology for calculating Conversion Rate, which did not exclude estimated fraudulent loan requests, our Conversion Rates for the year ended December 31, 2021 would have been 19.1%. The impact of this change in calculating our Conversion Rate for prior years is insignificant.
(2)Represents a non-GAAP financial measure. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for further information.
Transaction Volume

We define Transaction Volume, Dollars as the total principal of loans transacted on our platform between a borrower and the originating bank during the period presented. We define Transaction Volume, Number of Loans as the number of loans facilitated on our platform between a borrower and the originating bank during the period presented. We believe these metrics are good proxies for our overall scale and reach as a platform.
Conversion Rate

We define Conversion Rate as the Transaction Volume, Number of Loans in a period divided by the number of rate inquiries received that we estimate to be legitimate, which we record when a borrower requests a loan offer on our platform. Until June 30, 2021, Conversion Rate considered all rate inquiries received on our platform. In the third quarter of 2021, we experienced a large and coordinated fraud attack. While the attack had no significant impact on our financial results, our borrower funnel conversion metrics were distorted by the volume of unsuccessful attempts to access loans. As a result, we modified our calculation of Conversion Rate beginning in the third quarter of 2021 to remove what we believe to be fraudulent rate inquiries from the total number of rate inquiries received to better reflect actual borrower behavior. We track this metric to understand the impact of improvements to the efficiency of our borrower funnel on our overall growth. Historically, our Conversion Rate has benefited from improvements to our technology, which have made our evaluation of risk more accurate and our verification process more automated, or from the addition of bank partners that have made our offers more competitive. Our ability to continue to improve our Conversion Rate depends in part on our ability to continue to improve our AI models and Percentage of Loans Fully Automated and the mix of marketing channels in any given period.
Percentage of Loans Fully Automated

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

A driver of our Contribution Margin and operating efficiency is the Percentage of Loans Fully Automated, which is defined as the total number of loans in a given period originated end-to-end (from initial rate request to final funding) with no human involvement divided by the Transaction Volume, Number of Loans in the same period. We have been successful in increasing the level of loan automation on the platform over the past few years while simultaneously holding fraud rates constant and at very low levels. We believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. We expect the Percentage of Loans Fully Automated to level off and remain relatively stable in the long term. However, the expansion of our loan offerings beyond unsecured personal loans, including auto loans, may cause fluctuations of such percentage from quarter to quarter depending on the loan offering mix.
Contribution Profit and Contribution Margin

To derive Contribution Profit, we subtract from revenue from fees, net from our borrower acquisition costs as well as our borrower verification and servicing costs. To calculate Contribution Margin we divide Contribution Profit by revenue from fees, net.

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Year Ended December 31,
	2019	2020	2021
Referral fees, net	$90,672	$133,425	$497,996
Platform fees, net	53,383	66,832	228,165
Servicing and other fees, net	15,792	28,343	75,114
Revenue from fees, net	159,847	228,600	801,275
Borrower acquisition costs(1)	(89,569)	(91,700)	(307,613)
Borrower verification and servicing costs(2)	(21,338)	(31,812)	(95,782)
Total direct expenses	(110,907)	(123,512)	(403,395)
Contribution Profit	$48,940	$105,088	$397,880
Contribution Margin	31%	46%	50%
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

Adjusted EBITDA and Adjusted EBITDA Margin

We calculate Adjusted EBITDA as net income (loss) attributable to Upstart Holdings, Inc. common stockholders adjusted to exclude stock-based compensation expense and certain payroll tax expenses, depreciation and amortization, expense on warrants and convertible notes, net, provision for income taxes and acquisition-related costs. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue. Adjusted EBITDA and Adjusted EBITDA Margin includes interest expense from corporate debt and warehouse credit facilities which

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
is incurred in the course of earning corresponding interest income. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income (loss) attributable to Upstart Holdings, Inc. common stockholders to Adjusted EBITDA and Adjusted EBITDA Margin.
Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income as net income (loss) exclusive of stock-based compensation expense and certain payroll tax expenses and acquisition-related costs. Adjusted Net Income Per Share is calculated by dividing Adjusted Net Income Per Share by the weighted-average common shares outstanding. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income (loss) attributable to Upstart Holdings, Inc. common stockholders to Adjusted Net Income and Adjusted Net Income per Share.

Components of Results of Operations
Revenue from Fees, Net
Platform and Referral Fees, Net

We charge our bank partners platform fees in exchange for usage of our AI lending platform, which includes collection of loan application data, underwriting of credit risk, verification and fraud detection, and the delivery of electronic loan offers and associated documentation. We also charge referral fees to our bank partners in exchange for the referral of borrowers from Upstart.com. Referral fees are charged to bank partners on a per borrower basis upon origination of a loan. These fees are charged net of any fees the bank partner charges Upstart. Upstart pays these bank partners a one-time loan premium fee upon completion of the minimum holding periods. Upstart also pays bank partners monthly loan trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. See “Note 2. Revenue” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information about loan premium fees and trailing fees.
Servicing and Other Fees, Net
Servicing fees are calculated as a percentage of outstanding principal and are charged monthly to any entities holding loans facilitated through our platform, to compensate us for activities we perform throughout the loan term, including collection, processing and reconciliations of payments received, investor reporting and borrower customer support. Servicing fees are recorded net of any gains, losses or changes to fair value recognized in the underlying servicing rights and obligations, which are carried as assets and liabilities on our consolidated balance sheets. Upstart currently acts as loan-servicer for substantially all outstanding loans facilitated through the Upstart platform. Borrower payment collections for loans that are more than 30 days past due or charged off are generally outsourced to third-party collection agencies. Upstart charges bank partners and institutional investors for collection agency fees related to their outstanding loan portfolio. Upstart also charges fees for the establishment and facilitation of Upstart co-sponsored securitization transactions as well as receives certain ancillary fees on a per transaction basis inclusive of late payment fees and ACH fail fees.
Interest Income and Fair Value Adjustments, Net

Interest income and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments held on our consolidated balance sheets as part of our ongoing operating activities, excluding loan servicing assets and liabilities. Interest income and fair value adjustments, net also includes income (loss) from our capital market programs and realized gain (loss) on the sale of loans. Interest income and fair value adjustments, net also historically included the full amount of net interest income and expense incurred by consolidated variable interest entities, or VIEs, the majority of which has been historically allocated to

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
third parties in the line item net loss attributable to noncontrolling interests on our consolidated statements of operations and comprehensive income (loss). Interest income and fair value adjustments, net can fluctuate based on the fair value of financial instruments held on our consolidated balance sheets. This amount has historically been a small percentage of our total revenue, and we do not manage our business with a focus on growing this component of revenue.
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
Engineering and Product Development

Engineering and product development expenses primarily consist of payroll and other personnel-related expenses, including stock-based compensation expense, for the engineering and product development teams as well as the costs of systems and tools used by these teams. These costs are recognized in the period incurred. We expect that our engineering and product development expenses will increase in absolute dollars and may increase as a percentage of our total revenue over time, as we expand our engineering and product development team to continue to improve our AI models and develop new products and product enhancements.
General, Administrative and Other

General, administrative and other expenses consist primarily of payroll and other personnel-related expenses, including stock-based compensation expense, for legal and compliance, finance and accounting, human resources and facilities teams, as well as depreciation and amortization of property, equipment, software, and intangibles, professional services fees, facilities and travel expenses. These costs are recognized in the period incurred. We expect to increase the size of our general and administrative function to support the further growth of our business. As a result, we expect that our general, administrative and other expenses will increase in absolute dollars but may fluctuate as a percentage of our total revenue from period to period.
Other Income (Expense)

Other income (expense) primarily consists of dividend income earned on our unrestricted cash balances. Other income (expense) is recognized in the period earned. In addition, during the year ended December 31, 2021, we voluntarily repaid the funds we received under the Paycheck Protection Program, or PPP, in the year ended December 31, 2020. For additional details, refer to “Note 1. Description of Business and Significant Accounting Policies” of our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Expense on Warrants and Convertible Notes, Net

Expense on warrants and convertible notes, net is primarily comprised of the net changes in the fair value of our common and convertible preferred stock warrant liabilities for the year ended December 31, 2020 and interest expense on our convertible notes for the year ended December 31, 2021.
Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Year Ended December 31,
	2019	2020	2021
Revenue:
Revenue from fees, net	$159,847	$228,600	$801,275
Interest income and fair value adjustments, net	4,342	4,816	47,314
Total revenue	164,189	233,416	848,589
Operating expenses(1):
Sales and marketing	93,175	99,659	333,453
Customer operations	24,947	37,581	117,579
Engineering and product development	18,777	38,802	133,999
General, administrative, and other	31,865	45,609	122,677
Total operating expenses	168,764	221,651	707,708
Income (loss) from operations	(4,575)	11,765	140,881
Other income (expense)	1,036	5,549	(5,174)
Expense on warrants and convertible notes, net	(1,407)	(11,364)	(1,976)
Net income (loss) before income taxes	(4,946)	5,950	133,731
Provision (benefit) for income taxes	74	371	(1,712)
Net income (loss) before attribution to noncontrolling interests	(5,020)	5,579	135,443
Net loss attributable to noncontrolling interests	(4,554)	(404)	—
Net income (loss) attributable to Upstart Holdings, Inc. common stockholders	$(466)	$5,983	$135,443
________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2020	2021
Sales and marketing	$278	$1,562	$6,059
Customer operations	433	898	6,251
Engineering and product development	1,803	4,844	39,191
General, administrative, and other	1,292	4,209	21,685
Total stock-based compensation	$3,806	$11,513	$73,186

Revenue
Revenue from Fees, Net

The following table set forth our revenue from fees, net in the years presented:

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31,		2020 to 2021
	2020	2021	% change
Platform and referral fees, net	$200,257	$726,161	263%
Servicing and other fees, net	28,343	75,114	165%
Total revenue from fees, net	$228,600	$801,275	251%

Revenue from fees, net increased $572.7 million, or 251%, in the year ended December 31, 2021, compared to the prior year, which included an increase of $525.9 million in revenue from platform and referral fees, net and an increase of $46.8 million in servicing and other fees, net. We recognized $23.6 million of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net in the year ended December 31, 2021, which was an increase from $8.3 million recognized in prior year. The increase of the platform and referral fees, net was primarily driven by a 338% increase in the Transaction Volume, Number of Loans from 300,379 in the year ended December 31, 2020 to 1,314,591 in 2021 as well as an increase in prices of our services in response to the market conditions caused by the COVID-19 pandemic. The increase in the servicing and other fees, net was primarily due to an 114% increase in the outstanding principal of serviced loans, as well as a downward revaluation to the net liability of our servicing obligation.
Interest Income and Fair Value Adjustments, Net

	Year Ended December 31,		2020 to 2021
	2020	2021	% change
Operating entities(1):
Interest income	$19,582	$19,467	(1)%
Interest expense	(5,634)	(3,109)	45%
Fair value adjustments, net	(10,230)	29,714	390%
Other consolidated entities(2):
Interest income	6,826	1,167	(83)%
Interest expense	(2,392)	(165)	93%
Fair value adjustments, net	(3,336)	240	107%
Total Company:
Interest income	26,408	20,634	(22)%
Interest expense	(8,026)	(3,274)	59%
Fair value adjustments, net	(13,566)	29,954	321%
Total interest income and fair value adjustments, net	$4,816	$47,314	882%
________
(1) Consist of balances recognized by entities participating in our ongoing operating activities, including warehouse entities.
(2) Consists of balances recognized by other entities, including securitization entities.

For the year ended December 31, 2021, interest income and fair value adjustments, net increased $42.5 million, or 882%, compared to the prior year. The increase was driven by a $43.5 million increase in fair value adjustments, net partially offset by a $5.8 million decrease in interest income. The increase of the fair value adjustments was primarily attributable to $30.2 million increase of income from capital market programs and $9.5 million increase in realized gains on the sale of loans compared to the prior year. Interest income and interest expense recognized by other consolidated entities decreased due to the deconsolidation of the 2018-1 securitization which occurred in the second quarter of 2020.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Operating Expenses
Sales and Marketing

	Year Ended December 31,		2020 to 2021
	2020	2021	% change
Sales and marketing	$99,659	$333,453	235%
Sales and marketing expenses increased by $233.8 million, or 235%, in the year ended December 31, 2021 compared to the prior year. The increase was primarily due to a $215.9 million increase in advertising and other traffic acquisition cost, as well as $16.5 million increase in payroll and other personnel-related expenses driven by increased headcount. As a percentage of total revenue, sales and marketing expenses decreased from 43% to 39%.
Customer Operations

	Year Ended December 31,		2020 to 2021
	2020	2021	% change
Customer operations	$37,581	$117,579	213%
Customer operations expenses increased by $80.0 million, or 213%, in the year ended December 31, 2021, compared to the prior year. The increase was primarily due to an increase of $47.6 million in payroll and other personnel-related expenses due to an increase in headcount as well as increased spending of $28.3 million in information verification and platform operations due to a growing volume of loans facilitated through our platform. As a percentage of total revenue, customer operations expenses decreased from 16% to 14%.
Engineering and Product Development

	Year Ended December 31,		2020 to 2021
	2020	2021	% change
Engineering and product development	$38,802	$133,999	245%
Engineering and product development expenses increased by $95.2 million, or 245%, for the year ended December 31, 2021, compared to the prior year. The increase was primarily due to an increase of $84.2 million in payroll and other personnel-related expenses driven by an increase in headcount, as well as a $10.7 million increase in spending on consultants and other engineering support services. As a percentage of total revenue, engineering and product development expenses decreased from 17% to 16%.
General, Administrative, and Other

	Year Ended December 31,		2020 to 2021
	2020	2021	% change
General, administrative, and other	$45,609	$122,677	169%

General, administrative, and other expenses increased by $77.1 million, or 169%, for the year ended December 31, 2021, compared to the prior year. The increase was primarily due to an increase of $40.7 million in payroll and personnel-related costs as a result of increased headcount; an increase of $9.1 million in office and administrative operation related expenses; an increase of $9.0 million in professional fees; and an increase of $6.3 million in insurance costs. As a percentage of total revenue, general, administrative, and other expenses decreased from 20% to 14%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Other Income (Expense)

	Year Ended December 31,		2020 to 2021
	2020	2021	% change
Other income (expense)	$5,549	$(5,174)	(193)%

In the year ended December 31, 2021, other income (expense) decreased by $10.7 million, or 193%, compared to the prior year. The decrease was primarily due to the receipt of funds under the PPP loan totaling $5.3 million in the year ended December 31, 2020 coupled with our voluntary repayment of proceeds received from the PPP loan during year ended December 31, 2021. We used the loan to mitigate the impact of the COVID-19 pandemic on our business in Q2 2020 and fully complied with the forgiveness requirements, including maintaining full employment through the significant transaction volume decline. Our business experienced a strong recovery in the second half of 2020 and continued growing in the first half of 2021, which brought us to a conclusion that the funds received as part of the program were no longer needed for their original intent and should be repaid. We recognized the loan principal repayment as a reduction to other income (expense) totaling $5.3 million.
Expense on Warrants and Convertible Notes, Net

	Year Ended December 31,		2020 to 2021
	2020	2021	% change
Expense on warrants and convertible notes, net	$11,364	$1,976	(83)%

Expense on warrants and convertible notes, net decreased by $9.4 million, or 83%, in the year ended December 31, 2021, compared to the prior year. The decrease was primarily a result of a $11.3 million increase in the fair value of warrants during the year ended December 31, 2020. We have no warrants outstanding as of December 31, 2021. The decrease was partially offset by a $1.9 million increase in interest expense in convertible notes in the year ended December 31, 2021. Our warrants were reclassified to equity in the fourth quarter of 2020 and exercised in January 2021. We had no warrants outstanding as of December 31, 2021.
Reconciliation of Non-GAAP Financial Measures

To supplement our consolidated financial statements prepared and presented in accordance with GAAP, we use the non-GAAP financial measures of Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Income and Adjusted Net Income Per Share to provide investors with additional information about our financial performance and to enhance the overall understanding of our past performance and future prospects. We are presenting these non-GAAP financial measures because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple periods with the performance of other companies.

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

To address these limitations, we provide a reconciliation of Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Income and Adjusted Net Income Per Share to income (loss) from operations and net income (loss) attributable to Upstart Holdings, Inc. common stockholders,

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted Net Income Per Share in conjunction with their respective related GAAP financial measures.

Contribution Profit and Contribution Margin

We use Contribution Profit and Contribution Margin as part of our overall assessment of performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board of Directors concerning our financial performance. We believe Contribution Profit and Contribution Margin are useful to investors for period-to-period comparisons of our business and in evaluating and understanding our operating results and ability to scale. Contribution Profit and Contribution Margin are also useful to investors because our management uses Contribution Profit and Contribution Margin, in conjunction with financial measures prepared in accordance with GAAP, to evaluate our operating results and financial performance and the effectiveness of our strategies.

Contribution Profit and Contribution Margin have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Contribution Profit and Contribution Margin are not GAAP financial measures of, nor do they imply, profitability. Even if our revenue exceeds variable expenses over time, we may not be able to achieve or maintain profitability, and the relationship of revenue to variable expenses is not necessarily indicative of future performance. Contribution Profit and Contribution Margin do not reflect all of our variable expenses and involve some judgment and discretion around what costs vary directly with loan volume. Other companies that present Contribution Profit and Contribution Margin may calculate it differently and, therefore, similarly titled measures presented by other companies may not be directly comparable to ours.

The following table presents a reconciliation of income (loss) from operations to Contribution Profit and Contribution Margin. We define Operating Margin as our income (loss) from operations divided by revenue from fees, net.

	Year Ended December 31,
	2019	2020	2021
Revenue from fees, net	$159,847	$228,600	$801,275
Income (loss) from operations	(4,575)	11,765	140,881
Operating Margin	(3)%	5%	18%
Sales and marketing, net of borrower acquisition costs(1)	$3,606	$7,959	$25,840
Customer operations, net of borrower verification and servicing costs(2)	3,609	5,769	21,797
Engineering and product development	18,777	38,802	133,999
General, administrative, and other	31,865	45,609	122,677
Interest income and fair value adjustments, net	(4,342)	(4,816)	(47,314)
Contribution Profit	$48,940	$105,088	$397,880
Contribution Margin	31%	46%	50%
_________
(1)Borrower acquisition costs were $89.6 million, $91.7 million and $307.6 million for the year ended December 31, 2019, 2020 and 2021, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities.
(2)Borrower verification and servicing costs were $21.3 million, $31.8 million and $95.8 million for the year ended December 31, 2019, 2020 and 2021, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Adjusted EBITDA and Adjusted EBITDA Margin

We believe that Adjusted EBITDA and Adjusted EBITDA Margin are useful for investors to use in comparing our financial performance with the performance of other companies for the following reasons:
•Adjusted EBITDA and Adjusted EBITDA Margin are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation, and interest expense, that can vary substantially from company to company depending upon their financing and capital structures, and the method by which assets were acquired; and
•Adjusted EBITDA and Adjusted EBITDA Margin eliminate the impact of certain items such as stock-based compensation expense and certain payroll tax expense, warrant expense and acquisition-related costs that may obscure trends in the underlying performance of our business; and
•Adjusted EBITDA and Adjusted EBITDA Margin provide consistency and comparability with our past financial performance, and facilitate comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Our use of Adjusted EBITDA and Adjusted EBITDA Margin has limitations as an analytical tool, and these measures should not be considered in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:
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
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us; or (3) tax payments that may represent a reduction in cash available to us; and
•the expenses and other items that we exclude in our calculation of Adjusted EBITDA and Adjusted EBITDA Margin may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA and Adjusted EBITDA Margin when they report their operating results.

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31,
	2019	2020	2021
Total revenue	$164,189	$233,416	$848,589
Net income (loss) attributable to Upstart Holdings, Inc. common stockholders	(466)	5,983	135,443
Net Income Margin	(0)%	3%	16%
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	$3,806	$11,513	$87,461
Depreciation and amortization	774	2,278	7,541
Expense on warrants and convertible notes, net(2)	1,407	11,364	1,976
Provision for income taxes	74	371	(1,712)
Acquisition-related costs	—	—	1,237
Adjusted EBITDA	$5,595	$31,509	$231,946
Adjusted EBITDA Margin	3%	13%	27%
_________
(1)In 2021, we began excluding the amount of employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.
(2)Consists of fair value adjustments to our warrant liability for the years ended December 31, 2019 and 2020 and interest expense on convertible notes for the year ended December 31, 2021.

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

	Year Ended December 31,
	2019	2020	2021
Net income (loss) attributable to Upstart Holdings, Inc. common stockholders	$(466)	$5,983	$135,443
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	3,806	11,513	87,461
Acquisition-related costs	—	—	1,237
Adjusted Net Income	$3,340	$17,496	$224,141
Net income (loss) per share:
Basic	$(0.03)	$—	$1.73
Diluted	$(0.03)	$—	$1.43
Adjusted Net Income per Share:
Basic	$0.23	$1.00	$2.87
Diluted	$0.05	$0.23	$2.37
Weighted-average common shares outstanding:
Basic	14,335,611	17,513,670	78,106,359
Diluted	72,336,672	76,098,275	94,772,641
_________

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(1)In 2021, we began excluding the amount of employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.

Liquidity and Capital Resources

Since inception, we have financed our operations, corporate investments, and capital expenditures primarily through the sale of convertible preferred stock, convertible promissory notes, term loans and draws on our revolving credit facilities, and cash generated from operations. For further details related to our warehouse credit facilities, risk retention funding loan, convertible senior notes and capped calls, see “Note 8. Borrowings” in Part II, Item 8 of this Annual Report on Form 10-K.

In December 2020, we completed our IPO which resulted in $167.4 million of proceeds, net of underwriting discounts and commissions, and before deducting deferred offering costs of $7.9 million. In April 2021, we completed a follow-on offering, in which 2,300,000 shares of common stock (including the exercise in full of the underwriters option to purchase 300,000 shares) were issued and sold at $120.00 per share. We received net proceeds of $263.9 million after deducting underwriting discounts and commissions of $11.0 million and offering expenses of $1.0 million. In August 2021, we issued $661.3 million aggregate principal amount of 0.25% convertible senior notes due 2026, or the Notes, (including the exercise in full of the initial purchasers’ option of an additional $86.3 million aggregate principal of additional Notes) in a private placement to qualified institutional buyers. The net proceeds from the sale of the Notes were $645.5 million after deducting debt issuance costs.

As of December 31, 2021, our primary source of liquidity was cash of $986.6 million. Changes in the balance of cash are generally a result of working capital fluctuations or the timing of purchases of loans facilitated through our platform. To finance purchases of certain loans facilitated through our platform, we rely on our warehouse credit facilities, which allows us to borrow up to an aggregate of $200.0 million through the special-purpose trusts, or the warehouse trusts. Loans purchased by these trusts are classified as held-for-sale and can be sold to third-party investors or in securitization transactions to generate additional liquidity.

The following table summarizes our current and long-term material cash requirements as of December 31, 2021:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Loan purchase obligations(1)	$111,330	$111,330	$—	$—	$—
Warehouse credit facilities	48,030	—	48,030	—	—
Convertible senior notes(2)	669,515	1,653	3,306	664,556	—
Purchase commitment	34,000	7,500	16,500	10,000	—
Operating lease obligations	129,067	11,202	31,315	34,596	51,954
Total contractual obligations	$991,942	$131,685	$99,151	$709,152	$51,954
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

For a discussion of our long-term debt obligations, operating lease obligations and loan repurchase agreement as of December 31, 2021, see “Note 8. Borrowings,” “Note 10. Leases,” and “Note 11. Commitments and Contingencies,” respectively, in Part II, Item 8 of this Annual Report on Form 10-K for further information.

While we believe that our cash on hand and our cash flow from operations will be sufficient to meet our liquidity needs for at least the next 12 months, our future capital requirements will depend on multiple factors, including our revenue growth, working capital requirements, volume of loan purchases for product development purposes or during market downturns, and our capital expenditures. We may decide to raise additional capital

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
through the sale of equity, equity-linked or debt securities or other debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Further, if we are unable to raise additional capital when our cash balances and cash generated by operations are insufficient to satisfy liquidity needs, our results of operations and financial condition would be materially and adversely impacted.

Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated VIEs, including our sponsored and co-sponsored securitization transactions, which we contractually service. We use these transactions to provide a source of liquidity to finance our business and to diversify our investor base. When we are the retaining sponsor, we are required by law to retain at least 5% of the credit risk of the securities issued in these securitizations. We provide additional information regarding transactions with unconsolidated VIEs in “Note 3. Securitizations and Variable Interest Entities” in Part II, Item 8 of this Annual Report on Form 10-K.

Cash Flows

The following table summarizes our cash flows during the years indicated:

	Year Ended December 31,
	2020	2021
Net cash provided by operating activities	$15,697	$168,353
Net cash (used in) provided by investing activities	136,517	(143,877)
Net cash provided by financing activities	79,052	855,432
Net increase in cash and restricted cash	$231,266	$879,908

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

Net cash provided by operating activities was $168.4 million for the year ended December 31, 2021, which primarily consisted of net income before attribution to noncontrolling interests of $135.4 million, adjustments for non-cash items of $75.6 million, and a decrease of $42.7 million increase in net operating assets and liabilities. The decrease in net operating assets and liabilities was primarily related to a $62.0 million increase in operating assets, predominately driven by an increase in servicing fees and other receivables and prepaid expenses.

Net Cash from Investing Activities

Net cash used in investing activities was $143.9 million for the year ended December 31, 2021 as a result of $159.4 million purchase of loans held-for-investment and $40.0 million cash paid for a non-marketable equity security, partially offset by $51.4 million net proceeds from sale of loans held-for-investment and $24.5 million principal payments received for loans held-for-investment.

Net Cash from Financing Activities

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Net cash provided by financing activities was $855.4 million for the year ended December 31, 2021 as a result of $718.4 million proceeds from borrowings, including $661.3 million proceeds from the issuance of convertible debt, and $263.9 million net proceeds from our secondary offering of common stock, which was partially offset by $71.3 million payment on borrowings and $58.5 million purchase of capped calls.
Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our significant accounting policies are described in “Note 1. Description of Business and Significant Accounting Policies” in Part II, Item 8 of this Annual Report on Form 10-K.

Fair Value

We have elected the fair value option for loans, notes receivable and residual certificates. We believe the estimate of fair value of these financial instruments requires significant judgment. We use a discounted cash flow model to estimate the fair value of these financial instruments based on the present value of estimated future cash flows. This model uses both observable and unobservable inputs and reflects our best estimates of the assumptions a market participant would use to calculate fair value. Primary inputs that require significant judgment include discount rates, credit risk rates and expected prepayment rates. These inputs are based on historical performance of loans facilitated through our platform, as well as the consideration of market participant requirements.

We have also elected the fair value option for servicing assets and liabilities. We record servicing assets and liabilities at estimated fair value when we transfer loans which qualify as sales under Topic 860, Transfers and Servicing. We use a discounted cash flow model to estimate the fair value of loan servicing assets and liabilities. The cash flows in the valuation model represent the difference between the servicing fees charged to institutional investors and an estimated market servicing fee. Since servicing fees are generally based on the monthly unpaid principal balance of the underlying loans, the expected cash flows in the model incorporate estimated credit risk and expected prepayments on the loans. For further information on fair value measurement refer to “Note 4. Fair Value Measurement” in Part II, Item 8 of this Annual Report on Form 10-K.

Evaluation for Impairment of Goodwill and Acquired Intangible Assets

Assets acquired and liabilities assumed in a business combination are recognized at their estimated fair value as of the acquisition date. The excess purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. The allocation of fair values may be subject to adjustment after the initial allocation for up to a one-year period, with the corresponding offset to goodwill. For further information on business combinations refer to “Note 5. Acquisitions” in Part II, Item 8 of this Annual Report on Form 10-K.

Goodwill is reviewed for impairment annually, or more frequently if an event or a change in circumstances indicates that goodwill may be impaired. For further information on goodwill, refer to “Note 1. Description of Business and Significant Accounting Policies” and “Note 6. Goodwill and Intangible Assets” in Part II, Item 8 of this Annual Report on Form 10-K.

Stock-Based Compensation

The determination of the amount of stock-based compensation expense to be recorded requires us to develop estimates to be used in the calculation of the grant date fair value of stock options and purchase rights granted under our employee stock purchase plan. We estimate the grant date fair value of stock options and

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
employee purchase rights using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires us to make key assumptions such as expected option term and volatility to determine the fair value of a stock option. We estimate the expected term based on the simplified method, which is the weighted-average time to vesting and the contractual maturity. Volatility is estimated based on the average volatility for comparable publicly-traded companies, over a period equal to the expected term of the award grants. For further information on stock-based compensation refer to “Note 9. Equity Incentive Plans” in Part II, Item 8 of this Annual Report on Form 10-K.

Income Taxes

The provision for income taxes consists primarily of federal, state, and local tax. Our effective tax rate fluctuates from period to period due to changes in the mix of income and losses in jurisdictions with a wide range of tax rates, the effect of acquisitions, changes resulting from the amount of recorded valuation allowance, permanent differences between U.S. generally accepted accounting principles and local tax laws, certain one-time items, and changes in tax contingencies.

Significant judgment is required in the determination of our annual income tax provisions, which includes the assessment of deferred tax assets and uncertain tax positions, as well as the interpretation and application of existing and newly enacted tax laws, regulation changes, and new judicial rulings. It is possible that actual results will vary from those recognized in our consolidated financial statements due to changes in the interpretation of applicable guidance or as a result of examinations by taxing authorities. For further information on income taxes refer to “Note 12. Income Taxes” in Part II, Item 8 of this Annual Report on Form 10-K.

Upstart Holdings, Inc.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in market discount rates, credit risks, and interest rates. We are exposed to market risk directly through loans and securities held on our consolidated balance sheets, access to the securitization markets, investor demand for unsecured personal loans and secured auto loans facilitated through our platform, and availability of funding under our current credit facilities and term loans. Such fluctuations to date have not been significant.
Discount Rate Risk
Discount rate sensitivity refers to the risk of loss to future earnings, values or future cash flows that may result from changes in market discount rates.

Loans at Fair Value—As of December 31, 2020 and 2021, we were exposed to market discount rate risk on $78.5 million and $252.5 million, respectively of loans held-for-investment and held-for-sale on our consolidated balance sheets. The fair value of these loans is estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for loans facilitated through our platform may change due to changes in expected loan performance or changes in the expected returns of similar financial instruments available in the market. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $1.0 million and $1.9 million decrease, respectively, in the fair value of loans held on our consolidated balance sheet as of December 31, 2020 and a $3.4 million and $6.7 million decrease, respectively, as of December 31, 2021
Credit Risk

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

Loans, at Fair Value—As of December 31, 2020 and 2021, we were exposed to credit risk on $78.5 million and $252.5 million, respectively of loans in held-for-investment and held-for-sale in our consolidated balance sheet. These loans bear fixed interest rates and are carried on our consolidated balance sheets at fair value. As of December 31, 2020, a hypothetical 10% and 20% increase in credit risk would result in a $1.3 million and $2.6 million decrease, and as of December 31, 2021, a hypothetical 10% and 20% increase in credit risk would result in a $4.0 million and $7.9 million decrease in the fair value of loans held on the Company’s consolidated balance sheets, respectively.

As of December 31, 2020 and 2021, we are exposed to credit risk of $311.3 million and $1,191.2 million, respectively related to cash and restricted cash held in business checking accounts and interest-bearing deposit accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation, or FDIC. We reduce credit risk by placing our cash and restricted cash in reputable institutions.
Interest Rate Risk

Upstart Holdings, Inc.
The interest rates charged on the loans that our bank partners originate are determined based upon a margin above a market benchmark at the time of onboarding. Increases in the market benchmark would result in increases in the interest rates on new loans. Increased interest rates may adversely impact the spending levels of our individual borrowers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of individual borrowers to remain current on their obligations and therefore, lead to increased delinquencies, defaults, customer bankruptcies and charge-offs, and decreasing recoveries, all of which could have a material adverse effect on our business.

Term Loan, Warehouse Credit Facilities and Revolving Credit Facility—As of December 31, 2020, we were exposed to interest rate risk on $55.5 million under the term loan, warehouse credit facilities, and revolving credit facility arrangements, which bear floating interest rates. As of December 31, 2021, we were exposed to interest rate risk on $48.0 million under our warehouse credit facilities, which bears a floating interest rate. Changes in interest rates may impact our cost of borrowing. From time to time, we enter into interest rate hedges in connection with our warehouse credit facilities.

Our inability or failure to manage market risks could harm our business, financial condition or results of operations.
Equity Investment Risk

Our non-marketable equity security is subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our investment.

Our non-marketable equity investment is in an equity security of a privately-held company without a readily determinable fair value. We elected to account for such investment using the measurement alternative which is cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment and is inherently complex due to the lack of readily available market data. We consider factors such as differences in the rights and preferences of the investment and the extent to which those differences would affect the fair values of the investment. We also assess our non-marketable equity security for impairment on a quarterly basis. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations. Adjustments and impairments are recorded in other income (expense), net on the consolidated statements of operations and comprehensive income (loss) upon recognition of such adjustments or impairments. As of December 31, 2021, the carrying value of our non-marketable equity security, which does not have a readily determinable fair value totaled $40.0 million. We had no such security as of December 31, 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Upstart Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Upstart Holdings, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Upstart Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Loans at Fair Value — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company has elected the fair value option for loans, which are valued using unobservable inputs significant to the fair value measurement. As of December 31, 2021, loans at fair value were $252 million. The Company estimates the fair value of these loans using a discounted cash flow model based on the present value of estimated future cash flows. This model uses both observable and unobservable inputs and reflects the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The fair value methodology considers projected prepayments, historical defaults, losses and recoveries to project future losses and net cash flows on loans that are discounted using an estimate of market rates of return. Primary inputs that require significant judgment include discount rates, credit risk rates, and expected prepayment rates. These inputs are based on historical performance of loans facilitated through the Company’s platform, as well as management’s consideration of assumptions a market participant would use.

Given the significant judgments made by management in selecting the unobservable inputs used in estimating the fair value of loans, performing audit procedures to evaluate the reasonableness of management’s judgments related to the selection of discount rates, credit risk rates, and expected prepayment rates required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the unobservable inputs used by management to estimate the fair value of loans included the following, among others:

•We tested the effectiveness of management’s internal controls relating to the estimation of the fair value of loans, including controls related to management’s selection of the discount rates, credit risk rates, and expected prepayment rates.

•With the assistance of our fair value specialists, we developed independent estimates of the fair value of loans and compared our estimates to the Company’s estimates.

•We evaluated management’s ability to accurately estimate the fair value of loans by comparing the transaction price for the sale of loans to management’s fair value estimates.

/s/ Deloitte & Touche LLP

San Francisco, California
February 17, 2022

We have served as the Company’s auditor since 2015.

Part 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Upstart Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	December 31,
	2020	2021
Assets
Cash	$250,819	$986,608
Restricted cash	60,514	204,633
Loans (at fair value)	78,460	252,477
Notes receivable and residual certificates (at fair value)	19,074	8,288
Property, equipment, and software, net	10,032	24,259
Operating lease right of use assets	18,310	96,118
Non-marketable equity security	—	40,000
Goodwill	—	67,062
Intangible assets, net	—	19,906
Other assets (includes $6,831 and $18,388 at fair value as of December 31, 2020 and 2021, respectively)	40,046	121,104
Total assets(a)	$477,255	$1,820,455
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$13,775	$6,563
Payable to investors	45,501	107,598
Borrowings	62,626	695,432
Accrued expenses and other liabilities (includes $9,530 and $13,095 at fair value as of December 31, 2020 and 2021, respectively)	35,669	103,418
Operating lease liabilities	19,432	100,366
Total liabilities(a)	177,003	1,013,377
Stockholders’ equity:
Common stock, $0.0001 par value; 700,000,000 shares authorized; 73,314,026 and 83,659,665, shares issued and outstanding as of December 31, 2020 and 2021, respectively	7	8
Additional paid-in capital	369,467	740,849
Retained earnings (accumulated deficit)	(69,222)	66,221
Total stockholders’ equity	300,252	807,078
Total liabilities and stockholders’ equity	$477,255	$1,820,455
____________
(a)The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by Upstart Holdings, Inc. at December 31, 2020 and 2021. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. The holders of the beneficial interests do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	December 31,
	2020	2021
Assets
Cash	$—	$7,700
Restricted cash	12,371	79,561
Loans (at fair value)	75,373	245,972
Notes receivable and residual certificates (at fair value)	17,219	7,571
Other assets	29	1,221
Total assets	$104,992	$342,025

Liabilities
Accounts payable	$83	$—
Borrowings	42,181	48,536
Other liabilities	32	778
Total liabilities	$42,296	$49,314

The accompanying notes are an integral part of these consolidated financial statements.

Upstart Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2020	2021
Revenue:
Revenue from fees, net	$159,847	$228,600	$801,275
Interest income and fair value adjustments, net (a)	4,342	4,816	47,314
Total revenue	164,189	233,416	848,589
Operating expenses:
Sales and marketing	93,175	99,659	333,453
Customer operations	24,947	37,581	117,579
Engineering and product development	18,777	38,802	133,999
General, administrative, and other	31,865	45,609	122,677
Total operating expenses	168,764	221,651	707,708
Income (loss) from operations	(4,575)	11,765	140,881
Other income (expense)	1,036	5,549	(5,174)
Expense on warrants and convertible notes, net	(1,407)	(11,364)	(1,976)
Net income (loss) before income taxes	(4,946)	5,950	133,731
Provision (benefit) for income taxes	74	371	(1,712)
Net income (loss) before attribution to noncontrolling interests	(5,020)	5,579	135,443
Net loss attributable to noncontrolling interests	(4,554)	(404)	—
Net income (loss) attributable to Upstart Holdings, Inc. common stockholders	$(466)	$5,983	$135,443

Net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, basic	$(0.03)	$—	$1.73
Net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, diluted	$(0.03)	$—	$1.43
Weighted-average number of shares outstanding used in computing net income per share (loss) attributable to Upstart Holdings, Inc. common stockholders, basic	14,335,611	17,513,670	78,106,359
Weighted-average number of shares outstanding used in computing net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, diluted	14,335,611	17,513,670	94,772,641
____________
(a) Includes $2,963 and $1,014 from related parties expense and $7,400 and $4,238 of related parties fair value adjustments for the years ended December 31, 2019 and 2020, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Upstart Holdings, Inc.
Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Upstart Holdings, Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	46,882,877	$157,923	12,991,270	$1	$8,406	$(75,078)	$(66,671)	$12,001	$(54,670)
Issuance of Series D convertible preferred stock, net of issuance costs of $8	444,428	3,992	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock upon exercise of convertible preferred stock warrants	300,103	1,631	—	—	—	—	—	—	—
Repurchase and retirement of Series C convertible preferred stock	(277,831)	(1,000)	—	—	—	339	339	—	339
Exercise of common stock warrants	—	—	1,297,884	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	272,244	1	277	—	278	—	278
Stock-based compensation expense	—	—	—	—	3,806	—	3,806	—	3,806
Return of capital to interests in consolidated VIEs	—	—	—	—	—	—	—	(4,960)	(4,960)
Deconsolidation of interests in consolidated VIEs	—	—	—	—	—	—	—	(1,461)	(1,461)
Net loss	—	—	—	—	—	(466)	(466)	(4,554)	(5,020)
Balance as of December 31, 2019	47,349,577	$162,546	14,561,398	$2	$12,489	$(75,205)	$(62,714)	$1,026	$(61,688)
Conversion of convertible preferred stock to common stock upon initial public offering	(47,349,577)	(162,546)	47,349,577	4	162,542	—	162,546	—	162,546
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions, and offering costs	—	—	9,000,000	1	159,487	—	159,488	—	159,488
Issuance of common stock upon exercise of stock options	—	—	1,284,468	—	2,362	—	2,362	—	2,362
Issuance of common stock in connection with an incentive agreement	—	—	282,750	—	1,696	—	1,696	—	1,696
Exercise of convertible preferred stock warrant into preferred stock and issuance of common stock upon initial public offering	—	—	600,208	—	12,183	—	12,183	—	12,183
Exercise of common stock warrants	—	—	235,625	—	2,971	—	2,971	—	2,971
Reclass of warrant liability upon termination of repurchase obligation	—	—	—	—	2,945	—	2,945	—	2,945
Stock-based compensation expense	—	—	—	—	12,005	—	12,005	—	12,005
Incentive share expense	—	—	—	—	787	—	787	—	787
Return of capital on interest in consolidated VIEs	—	—	—	—	—	—	—	(622)	(622)
Net income (loss)	—	—	—	—	—	5,983	5,983	(404)	5,579

Upstart Holdings, Inc.
Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Upstart Holdings, Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	73,314,026	$7	$369,467	$(69,222)	$300,252	$—	$300,252
Issuance of common stock upon exercise of stock options	—	—	7,047,722	—	14,736	—	14,736	—	14,736
Issuance of common stock upon settlement of restricted stock units	—	—	32,775	—	—	—	—	—	—
Exercise of common stock warrants	—	—	72,407	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	76,327	—	76,327	—	76,327
Shares withheld related to net share settlement of restricted stock units	—	—	(1,730)	—	(236)	—	(236)	—	(236)
Issuance of common stock in connection with acquisition	—	—	650,740	—	71,003	—	71,003	—	71,003
Issuance of common stock in connection with follow-on offering, net of underwriting discounts, commissions, and offering costs	—	—	2,300,000	1	263,930	—	263,931	—	263,931
Issuance of common stock under employee stock purchase plan	—	—	243,725	—	4,145	—	4,145	—	4,145
Purchase of capped calls	—	—	—	—	(58,523)	—	(58,523)	—	(58,523)
Net income	—	—	—	—	—	135,443	135,443	—	135,443
Balance as of December 30, 2021	—	$—	83,659,665	$8	$740,849	$66,221	$807,078	$—	$807,078

The accompanying notes are an integral part of these consolidated financial statements.

Upstart Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2020	2021
Cash flows from operating activities
Net income (loss) before attribution to noncontrolling interests	$(5,020)	$5,579	$135,443
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in fair value of financial instruments (a)	34,716	29,049	(228)
Stock-based compensation	3,806	11,513	73,186
Loss (gain) on loan servicing arrangements and sale of noncontrolling interests, net	856	(1,530)	(6,916)
Depreciation and amortization	774	2,278	7,541
Incentive share expense	—	787	—
Non-cash interest expense	74	73	1,983
Gain on repurchased and retired convertible preferred stock warrants	(3,657)	—	—
Net changes in operating assets and liabilities:
Purchase of loans for immediate resale	(1,779,180)	(2,540,948)	(8,713,476)
Proceeds from immediate resale of loans	1,779,180	2,540,948	8,713,476
Purchase of loans held-for-sale	—	(116,127)	(219,128)
Principal payments received for loans held-for-sale	—	18,218	8,659
Net proceeds from sale of loans held-for-sale	—	47,604	112,569
Other assets	(11,957)	(13,186)	(62,042)
Operating lease liability and right-of-use asset	871	251	3,126
Accounts payable	3,613	7,033	(7,513)
Payable to investors	(14,875)	19,446	62,097
Accrued expenses and other liabilities	22,381	4,709	59,576
Net cash provided by operating activities	31,582	15,697	168,353

Cash flows from investing activities
Principal payments received for loans held by consolidated securitizations	158,921	24,018	—
Net proceeds from sale of loans held-for-investment	100,678	97,340	51,403
Principal payments received for loans held-for-investment	48,124	15,758	24,532
Principal payments received for notes receivable and repayments of residual certificates	8,760	14,665	11,458
Purchase of loans held-for-investment	(265,286)	(9,655)	(159,398)
Purchase of non-marketable equity security	—	—	(40,000)
Purchase of notes receivable and residual certificates	(485)	(4)	—
Purchase of property and equipment	(4,004)	(1,355)	(8,427)
Capitalized software costs	(1,275)	(4,250)	(6,688)
Acquisition, net of cash acquired	—	—	(16,757)
Net cash (used in) provided by investing activities	45,433	136,517	(143,877)

Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and offering costs	—	159,488	—
Proceeds from secondary offering, net of underwriting discounts, commissions, and offering costs	—	—	263,931
Proceeds from borrowings	153,491	92,057	718,422
Payment of debt issuance costs	—	—	(15,727)

Upstart Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2019	2020	2021
Purchase of capped calls	—	—	(58,523)
Taxes paid related to net share settlement of equity awards	—	—	(236)
Payments made on securitization notes and certificates (b)	(176,742)	(26,126)	—
Repayments of borrowings	(109,939)	(148,113)	(71,316)
Repayments of notes payable	(22,637)	—	—
Distributions made to noncontrolling interests	(4,960)	(622)	—
Repurchase and retirement of convertible preferred stock warrants	(1,426)	—	—
Repurchase and retirement of convertible preferred stock	(661)	—	—
Proceeds from issuance of notes payable	39,863	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	1,912	—	—
Proceeds from exercise of convertible preferred stock warrants	1,631	6	—
Proceeds from issuance of common stock under employee stock purchase plan	—	—	4,145
Proceeds from exercise of stock options	278	2,362	14,736
Net cash (used in) provided by financing activities	(119,190)	79,052	855,432
Net increase (decrease) in cash and restricted cash	(42,175)	231,266	879,908
Cash and restricted cash at beginning of year	122,242	80,067	311,333
Cash and restricted cash at end of year	$80,067	$311,333	$1,191,241

Supplemental disclosures of cash flow information
Cash paid for interest	$26,871	$8,028	$3,274
Cash paid for income taxes	—	—	2,300

Supplemental disclosures of non-cash investing and financing activities
Reclassification of common stock warrant liability related to cashless exercise	$—	$2,971	$—
Reclassification of preferred stock warrant liability related to cash exercise	—	12,177	—
Reclassification of common stock warrant liability to equity upon termination of repurchase option	—	2,945	—
Issuance of common stock in connection with acquisition	—	—	80,256
Derecognition of loans held-for-investment in consolidated VIE	154,864	57,222	—
Derecognition of payable to securitization note holders and residual certificate holders	80,825	58,017	—
Derecognition of notes payable held in consolidated VIE	69,419	—	—
Securities retained under unconsolidated securitization transactions	31,160	—	—
Transfer of notes receivable and residual certificate on deconsolidation of VIE	3,699	—	—
Capitalized stock-based compensation expense	—	492	3,141
____________
(a) Includes $(7,400) and $(4,238) from related parties for the years ended December 31, 2019 and 2020, respectively.
(b) Includes $3,262 and $1,034 paid to related parties for the years ended December 31, 2019 and 2020, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

1.Description of Business and Significant Accounting Policies
Description of Business

Upstart Holdings, Inc. and its subsidiaries (together “Upstart”, the “Company”, “we”, or “our”) apply modern data science and technology to the process of originating consumer credit. The Company helps bank partners originate credit, including personal and auto loans, by providing bank partners with a proprietary, cloud-based, artificial intelligence lending platform. As the Company’s technology continues to improve and additional banks adopt the Upstart platform, consumers benefit from improved access to affordable and frictionless credit. The Company currently operates in the United States and is headquartered in San Mateo, California and Columbus, Ohio. The Company’s fiscal year ends on December 31.
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

In November 2020, the outstanding Series B preferred stock warrant was exercised to purchase 600,208 shares of preferred stock. Upon consummation of the IPO in December 2020, the related 600,208 shares of preferred stock automatically converted into common stock. Additionally, all shares of convertible preferred stock outstanding automatically converted into 47,349,577 shares of common stock.

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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Significant estimates and assumptions made in the accompanying consolidated financial statements, which Management believes are critical in understanding and evaluating the Company’s reported financial results include: (i) fair value determinations; (ii) stock-based compensation; (iii) consolidation of VIEs; (iv) provision for income taxes, net of valuation allowance for deferred tax assets; and (v) the evaluation for impairment of goodwill and acquired intangible assets. The Company bases its estimates on various factors it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.
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
Cash and Restricted Cash

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of December 31, 2020, and 2021, the Company did not have any cash equivalent balances, defined as highly liquid financial instruments purchased with original maturities of three months or less.

Restricted cash primarily consists of bank deposits that are: (i) received from borrowers for interest and principal applied to loans as part of loan servicing, but not yet distributed to investors; (ii) received from investors as collateral for financing of loan purchases on the Upstart platform but not yet invested in issued loans; and (iii) collateral for letters of credit the Company is required to maintain under its operating lease agreements.
Fair Value Measurement

Assets and liabilities recorded at fair value on a recurring basis on the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The price used to measure fair value is not adjusted for transaction costs. The principal market is the market in which the Company would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability, it is assumed that the Company has access to the market as of the measurement date. If no market for the asset exists, or if the Company does not have access to the principal market, a hypothetical market is used.

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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Level 3— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis include loans, notes receivable and residual certificates, loan servicing assets and liabilities, and trailing fee liabilities. When developing fair value measurements, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs.

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
Financial Instruments not Measured at Fair Value
The Company’s financial instruments not measured at fair value consist primarily of cash, restricted cash, and other assets (excluding certain financial instruments, which are measured at fair value), accounts payable, payable to investors, and other liabilities (excluding certain financial instruments, such as loan servicing assets and liabilities and trailing fee liabilities which are measured at fair value). Payable to investors includes amounts of loan repayments not yet distributed to investors, as well as amounts received from investors but not yet invested directly in whole loans or notes payable. The carrying values of these financial instruments are approximates of their respective fair values due to their short-term nature.
Borrowings are presented at par, net of debt issuance costs and amortized over the contractual term using the effective interest method, with accrued interest included as part of accrued expenses and other liabilities on the consolidated balance sheets. The carrying value of borrowings associated with the warehouse credit facilities and risk retention funding loans approximates the fair value due to their relatively short maturities. The estimated fair value of convertible senior notes as of December 31, 2021 was approximately $627.5 million, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market. The carrying value of convertible senior notes as of December 31, 2021 was $646.9 million.
Transfer of Financial Assets

Upstart-powered loans originated by bank partners are either retained by the bank partners, purchased by the Company and immediately sold to institutional investors under loan sale agreements, or purchased and held by the Company for a period of time before being sold to third-party investors, or held to maturity by the Company for the primary purpose of product research and development. Loans retained and held on the Company’s consolidated balance sheets are classified as either held-for-investment or held-for-sale, and loans purchased for immediate resale to third-party investors are classified as held-for-sale. Immediate loan resales to institutional investors are accounted for as transfers of financial assets when the Company surrenders control of these loan assets. These sales typically occur shortly after the origination of the loans by the bank partner and the Company’s subsequent acquisition of the loans from the originating bank partner. Loans sold to institutional investors are derecognized from the Company’s consolidated balance sheets at the time of sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-11 Topic 860, Transfers and Servicing. The Company records an asset or a liability at fair value for its estimated post-sale servicing obligations. The Company also records liabilities net of fair value for contingent obligations to repurchase loans that do not conform to the representations and warranties made to the loan purchaser at the time of sale. These liabilities are included within other liabilities on the Company’s consolidated balance sheets.
Loan Servicing Assets and Liabilities

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
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

Loan servicing assets and liabilities are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, with changes in fair value recorded in servicing revenue, net, which is part of revenue from fees, net in the consolidated statements of operations and comprehensive income (loss). Refer to “Note 2. Revenue” for further details.
Property, Equipment, and Software, Net

Property, equipment, and software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the assets, which are generally three years for internally developed software, computer and networking equipment, and furniture and fixtures. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life.

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

The Company evaluates its long-lived assets for potential impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When such an event occurs the carrying amount of the asset is reduced to its estimated fair value. There were no impairments of long-lived assets as of December 31, 2020 and 2021.
Leases

The Company determines if an arrangement is or contains a lease at inception. Operating leases are recorded on the consolidated balance sheets with right-of-use assets representing the right to use the underlying asset and lease liabilities representing the obligation to make lease payments. Right-of-use assets (“ROU”) and lease liabilities are recognized at lease commencement primarily based on the present value of lease payments over the lease term, and as necessary, at modification. The operating lease ROU assets also include any initial direct costs, lease payments made prior to lease commencement, and lease incentives received. Variable lease payments are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. The Company’s lease terms are the non-cancelable period including any rent-free periods provided by the lessor and may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. At lease inception, and in subsequent periods as necessary, the Company estimates the lease term based on its assessment of extension and termination options that are reasonably certain to be exercised. Lease costs for lease payments are recognized on a straight-line basis over the lease term. As the rate implicit on the Company’s leases is not readily determinable, the Company uses its secured incremental borrowing rate to determine the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. As of December 31, 2020 and 2021, the Company did not have any material finance leases.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The Company has elected not to separate lease and non-lease components for any leases within its existing classes of assets and, as a result, accounts for any lease and non-lease components as a single lease component. The Company has no leases with a term of 12 months or less.
Revenue Recognition

The Company’s revenue consists of two components: revenue from fees, net and interest income and fair value adjustments, net. The revenue from fees, net line item on the consolidated statements of operations and comprehensive income (loss) is primarily comprised of platform and referral fees, net, which are recognized based on FASB ASU 2014-09 Topic 606, Revenue from Contracts with Customers. Refer to “Note 2. Revenue” for further information.
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
Customer operations

Customer operations expenses include payroll and other personnel-related expenses, including stock-based compensation expense, for personnel engaged in onboarding, loan servicing, customer support and other related operational teams. These costs also include costs of third-party collection agencies and other systems and tools the Company uses as part of information verification, fraud detection, and payment processing activities. These costs are recognized in the period incurred.
Engineering and product development

Engineering and product development expenses primarily consist of payroll and other employee-related expenses, including stock-based compensation expenses, for the engineering and product development teams as well as the costs of systems and tools used by these teams. These costs are recognized in the period incurred.
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
Stock-Based Compensation

The Company issues stock options, restricted stock units (“RSUs”), and restricted stock to employees and non-employees, including directors and third-party service providers, and employee stock purchase rights granted under the Company’s employee stock purchase plan (“ESPP”). Stock options and employee stock purchase rights granted under the ESPP are initially measured at fair value at the date of grant using the Black-Scholes option-pricing model. RSUs and restricted stock are measured at the fair market value of our common stock at the grant date. Stock-based compensation expenses are recognized based on their respective grant-date fair values. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures, such that the expense is recorded only for those awards that are expected to vest.
Business Combinations

The Company accounts for business combinations using the acquisition method of accounting which requires the fair values of assets acquired and liabilities assumed to be recognized in the consolidated financial statements. Assets acquired and liabilities assumed in a business combination are recognized at their estimated fair value as of the acquisition date. The excess purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. The allocation of fair values may be subject to adjustment after the initial allocation for up to a one-year period, with the corresponding offset to goodwill. Acquisition-related costs, such as legal and consulting fees, are recognized separately from the business combination and are expensed as incurred.
Non-marketable Equity Security

The Company’s strategic investment consists of a non-marketable equity security on the consolidated balance sheets which is an investment in a privately held company. The non-marketable equity security does not have a readily determinable fair value and is measured by the Company at cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “measurement alternative”). Gains and losses on the investment, realized and unrealized, are recognized in other income (expense), net on our consolidated statements of operations and comprehensive income (loss) and a new carrying value is established for the investment upon such recognition of the gains and losses. There have been no unrealized or realized gains and losses or impairments related to the non-marketable equity security accounted for under the measurement alternative for any year presented. As of December 31, 2021, the carrying value of our non-marketable equity security, which does not have a readily determinable fair value, totaled $40 million. The Company had no such security as of December 31, 2020.

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
Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill is reviewed for impairment annually, or more frequently if an event or a change in circumstances indicates that goodwill may be impaired. We first assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. Examples of qualitative factors include, but are not limited to, a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit. If the Company concludes the fair value of the reporting unit is less than its carrying value, a quantitative test is performed. We perform a quantitative goodwill impairment test by determining the fair value of the reporting unit and comparing it to the carrying value of the reporting unit. If the fair value of the reporting unit is greater than the reporting unit’s carrying value, then the carrying value of the reporting unit is deemed to be recoverable. If the carrying value of the reporting unit is greater than the reporting unit’s fair value, goodwill is impaired and written down to the reporting unit’s fair value.

Acquired intangible assets are recorded at fair value on the date of acquisition and amortized on a straight-line basis over their estimated useful lives. Acquired intangible assets are presented net of accumulated amortization

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

on the consolidated balance sheets. The Company reviews the carrying amounts of intangible assets for impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. We measure the recoverability of intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows we expect the asset to generate. Impairment is measured by the amount in which the carrying value of the asset exceeds its fair value. In addition, we periodically evaluate the estimated remaining useful lives of long-lived intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization.
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

In April 2020, the Company received a forgivable loan under the Paycheck Protection Program (“PPP”), totaling $5.3 million with a stated annual interest rate of 1%. All loan payments are deferred for six months if not forgiven under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan and accrued interest are forgivable for borrowers who use the loan proceeds for eligible expenses during a twenty-four week period following the borrower’s receipt of the loan and maintain payroll and employee headcount. The Company has used the full proceeds of the loan for eligible expenses within the required period. The Company determined that forgiveness of the loan under the CARES Act was reasonably assured and recorded the full amount of proceeds as other income in the consolidated statement of operations and comprehensive income (loss) in 2020. In March 2021, the Company voluntarily repaid proceeds received under the Paycheck Protection Program plus accrued interest totaling $5.3 million. The Company recognized the loan principal repayment as an other expense.
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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
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

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted net income (loss) per share is the amount of net income (loss) available to each share of common stock outstanding during the reporting period, adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for convertible preferred stock, stock options, unvested RSUs, purchase rights committed under the ESPP, convertible debt, warrants to purchase convertible preferred stock and warrants to purchase common stock. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares. For periods in which the Company reports net losses, basic and diluted net loss per share attributable to Upstart Holdings, Inc.’s common stockholders are the same because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Recently Adopted Accounting Pronouncements

As of December 31, 2021, we no longer qualify as an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Accordingly, the Company adopted certain new or revised accounting pronouncements during the year ended December 31, 2021 for which adoption previously had been deferred, as disclosed below:

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance in Topic 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The standard is effective January 1, 2021 for emerging growth companies that have adopted the private company relief. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs after the date of adoption. The guidance became effective on January 1, 2021 and the Company adopted the standard on a prospective basis. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The standard removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and also simplifies the diluted earnings per share calculation in certain areas. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted. The Company early adopted ASU 2020-06 on January 1, 2021 with no material impact on the Company’s consolidated financial statements or related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASC 326”). The amendments replaced the incurred loss impairment methodology with the current expected credit loss model (“CECL”). Subsequent to the issuance of ASU 2016-13, the FASB issued several amendments to ASC 326 to clarify or improve the financial instruments credit losses standard such as codification and targeted improvements in ASUs 2018-19, 2019-04, 2019-05, 2019-11 and 2020-03. The guidance replaced the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. The Company accounts for its loans at fair value through net income, which is

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

outside the scope of Topic 326. The standard requires an entity to record a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Effective on December 31, 2021, the Company lost its emerging growth company (“EGC”) status, which accelerated the requirement of the adoption of ASU 2016-13. As a result, the Company adopted ASU 2016-13 using the modified retrospective approach as of January 1, 2021. Results for reporting periods beginning on or after January 1, 2021 are presented under the new standard, while prior period results before the adoption of CECL continue to be reported in accordance with previously applicable GAAP. The cumulative effect upon adoption was not material to the Company’s consolidated financial statements or related disclosures.
Recently Issued Accounting Pronouncements

In March 2020 the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting followed by ASU 2021-01, Reference Rate Reform, Scope issued in January 2021. ASU 2020-04 and ASU 2021-01 provide temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The optional guidance in ASU 2020-04 and ASU 2021-01 is effective for a limited period of time through December 31, 2022 and may be applied prospectively to contract modifications and hedging relationships. The Company does not expect the adoption of this guidance will have a material impact on the Company’s consolidated financial statements or related disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). This standard has no impact on acquired contract assets or liabilities from business combinations occurring prior to the effective date of adoption. The Company is currently assessing the impact the standard will have on its consolidated financial statements and related disclosures.

2.Revenue
Revenue from fees, net

The Company disaggregates revenue from fees by type of service for the years presented as follows:

	Year Ended December 31,
	2019	2020	2021
Revenue from fees, net:
Platform and referral fees, net	$144,055	$200,257	$726,161
Servicing and other fees, net	15,792	28,343	75,114
Total revenue from fees, net	$159,847	$228,600	$801,275
Platform and referral fees, net

The Company enters into contracts with bank partners to provide access to a cloud-based artificial intelligence lending platform developed by the Company (the “Upstart platform”) to enable banks to originate

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
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

After origination, Upstart-powered loans are either retained by bank partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans purchased by the Company, Upstart pays bank partners a one-time loan premium fee upon completion of the minimum contractual holding period. Upstart also pays bank partners monthly loan trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the consolidated statements of operations and comprehensive income (loss). The Company recognized $5.5 million, $8.3 million and $23.6 million, of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net for the year ended December 31, 2019, 2020, and 2021 respectively.

As of December 31, 2020 and 2021, the Company recorded $1.3 million and $4.3 million of loan trailing fee liability, respectively, which is recorded at fair value and included within accrued expenses and other liabilities on the Company’s consolidated balance sheets. Refer to “Note 4. Fair Value Measurement” for additional information on changes in fair value associated with trailing fee liabilities.

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

Platform and referral services are typically provided under a fixed or declining (tier-based) price per unit based on volume or as a percentage of the total value of loans originated each period with certain bank partners subject to minimum fees; however, pricing for these services may also be based on usage fees, calculated as a percentage of each loan originated. Tier-based pricing, when offered, resets on a monthly basis and does not accumulate. Given that the nature of the Company’s promise is to stand-ready and provide continuous access to and process transactions through the platform, tier-based pricing based on usage represents variable consideration. Platform and referral fees represent variable consideration as loan origination volume is not known at contract inception. These fees are determined each time a loan is originated. Fees for platform and referral services are typically billed and paid on either a daily or monthly basis. As such, the Company’s contracts with customers do not include a significant financing component.

The Company did not recognize revenue from performance obligations related to prior years for the years presented. The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of December 31, 2020 and 2021. The Company had $8.1 million and $44.8 million of accounts receivable that are included in other assets on the consolidated balance sheets related to contracts with customers as of December 31, 2020 and 2021, respectively. The standard payment terms on accounts receivable are 30 days. The Company’s allowance for bad debt and bad debt expense were immaterial for the years presented.

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to acquire bank partners. Capitalized costs are amortized over the expected period of benefit, which we have determined, based on an analysis, to be three years. The Company applies the practical expedient to

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

expense costs to obtain contracts with customers if the amortization period is one year or less. As of December 31, 2021, the Company had an immaterial amount of contract costs capitalized within other assets on the consolidated balance sheets. For the year ended December 31, 2021, the Company amortized an immaterial amount of capitalized contracts costs to sales and marketing in the consolidated statements of operations and comprehensive income (loss).

For the year ended December 31, 2019, 2020 and 2021, the Company had one customer (“Customer A”) which accounted for 80%, 63%, and 56% of the Company’s total revenue, respectively. For the year ended December 31, 2020 and 2021, a second customer (“Customer B”) accounted for 18%, and 27% of the Company’s total revenue, respectively.

Customers accounting for greater than 10% of accounts receivable were as follows:

	Year Ended December 31,
	2020	2021
Customer C	34%	*
Customer D	15%	25%
Customer E	*	33%
* Less than 10%

Servicing and other fees, net

The Company also enters into contracts with bank partners and institutional investors to provide loan servicing for the life of Upstart-powered loans. These services commence upon origination of these loans by bank partners and include collection, processing and reconciliations of payments received, investor reporting and borrower customer support as well as distribution of funds to the holders of the loans. The Company charges the loan holder a monthly servicing fee calculated based on a predetermined percentage of the outstanding principal balance. Servicing fees also include fees earned for the facilitation of Upstart co-sponsored securitization transactions as well as certain ancillary fees charged on a per transaction basis for processing late payments and payments declined due to insufficient funds. Servicing fees are recognized in the period the services are provided. Loan servicing fees are not within the scope of ASC 606 and are accounted for under ASC 860, Transfers and servicing of financial assets.

Commencing in the fourth quarter of 2021, the Company began charging fees for providing services in connection with the Company’s establishment of Upstart co-sponsored securitization transactions. These fees are accounted for under ASC 606 and are recognized within servicing and other fees, net in the consolidated statements of operations and comprehensive income (loss) in the period the services are provided. For the year ended December 31, 2021, the Company recognized $1.1 million of these fees.

Servicing and other fees, net also include gains and losses on assets and liabilities recognized under loan servicing arrangements for loans retained by bank partners or loans sold to institutional investors. Such gains or losses are recognized based on whether the benefits of servicing are expected to be more or less than adequate compensation for servicing obligations performed by the Company. Servicing fees also include changes in fair value of loan servicing assets and liabilities in the years presented. Refer to “Note 4. Fair Value Measurement” for additional information on changes in fair value associated with servicing assets and liabilities.

The Company recognized a net gain (loss) related to loan servicing rights upon loan sales for the years presented as follows:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31,
	2019	2020	2021
Net gain (loss) related to loan servicing rights	$(857)	$1,530	$6,916

The Company generally outsources borrower payment collections for loans that are more than 30 days past due or charged off to third-party collection agencies. The Company charges bank partners and institutional investors for collection agency fees related to their outstanding loan portfolio. The Company has discretion in hiring the collection agencies and determining the scope of their work. As the principal in the arrangement, the Company recognizes gross revenue from collection agency fees in the period that the services are provided. Upstart also receives certain ancillary fees inclusive of late payment fees and ACH fail fees. Revenue from collection agency fees and borrower fees are included in servicing and other fees, net as part of revenue from fees, net in the Company’s consolidated statements of operations and comprehensive income (loss). The total fees charged by collection agencies are also recognized in the period incurred and reported as part of customer operations expenses.

The Company recognized collection agency fees and borrower fees, which are included in servicing and other fees, net for the years presented as follows:

	Year Ended December 31,
	2019	2020	2021
Collection agency fees	$2,111	$2,777	$4,473
Borrower fees	1,539	2,093	7,289
Interest Income and Fair Value Adjustments, Net

Interest income and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments, held in the Company’s normal course of business at fair value, including loans and notes receivable and residual certificates, payable to securitization note holders and residual certificate holders.

The table below presents components of the interest income and fair value adjustments, net presented in the Company’s consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
	2019	2020	2021
Interest income and fair value adjustments, net:
Interest income	$63,313	$26,408	$20,634
Interest expense	(26,485)	(8,026)	(3,274)
Fair value and other adjustments, net(1)(2)	(32,486)	(13,566)	29,954
Total interest income and fair value adjustments, net	$4,342	$4,816	$47,314
_________
(1)Includes $(2.3) million, $(2.2) million, and $7.3 million of realized gain (loss) on sale of loans.
(2)Includes $0.0 million, $(2.1) million, and $28.1 million of income (loss) from capital market programs, net.

Amounts in the table above include interest income, interest expense and fair value adjustments, net related to consolidated securitization trusts. The table below presents the amounts related to consolidated securitization trusts for the year ended December 31, 2019 and 2020. Due to the deconsolidation of the securitization trust during the year ended December 31, 2020, there is no interest income, interest expense or fair value adjustment related to consolidated securitization trusts for the year ended December 31, 2021.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31,
	2019	2020
Interest income and fair value adjustments, net related to consolidated securitization trusts:
Interest income	$38,218	$5,173
Interest expense	(6,331)	(1,074)
Fair value and other adjustments, net	(30,676)	(3,555)
Total interest income and fair value adjustments, net	$1,211	$544
Interest income

Interest income is recognized based on the terms of the underlying agreements with borrowers for loans held on the Company’s consolidated balance sheets and is earned over the life of a loan.

Interest income also includes accrued interest earned on outstanding loans but not collected. Loans that have reached a delinquency of over 120 days are classified as non-accrual status and any accrued interest recorded in relation to these loans is reversed in the respective period. The Company does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2020 and 2021, the Company has recorded $0.9 million and $2.6 million of accrued interest income in loans on the consolidated balance sheets, respectively.
Interest expense

Interest expense is primarily related to interest recorded on the Company’s notes issued as part of the consolidated securitizations and borrowings on warehouse credit facilities and risk retention funding loans. Interest expense includes accrued interest incurred but not paid. Accrued interest expenses were immaterial as of December 31, 2020 and 2021.
Fair value and other adjustments, net

Fair value and other adjustments, net include changes in fair value of financial instruments, other than loan servicing assets and liabilities, common stock warrant liabilities, and convertible preferred stock warrant liabilities. These adjustments are recorded in the Company’s consolidated statements of operations and comprehensive income (loss) and include both realized and unrealized changes to the value of related assets and liabilities. Refer to “Note 4. Fair Value Measurement” for additional information.

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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
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
Warehouse Entities

The Company established Upstart Loan Trust and Upstart Auto Warehouse Trust to enter into warehouse credit facilities for the purpose of purchasing Upstart-powered loans. See “Note 8. Borrowings” for additional information. The entities are Delaware statutory trusts that are structured to be bankruptcy-remote, with third-party banks operating as trustees.
Consolidated MOAs

The Company sponsored three securitization transactions in August 2018 (“2018-2”), February 2019 (“2019-1”) and August 2019 (“2019-2”), respectively. As the retaining sponsor of these transactions, the Company was subject to the RR requirements and satisfied them through Eligible Vertical Interests (“EVIs”) in the form of a combination of securitization notes and residual certificates through the established MOAs. The Company concluded that it has a variable interest and is the primary beneficiary of the MOAs associated with these securitization transactions. As a result, these MOAs were consolidated upon completion of these securitizations and remained consolidated as of December 31, 2020 and 2021. The Company determined that it is not the primary beneficiary of the trusts which holds the loans associated with these securitization transactions, primarily because the Company’s servicing fees are not considered variable interests, and that the transfer of loans as collateral into these securitization transactions met the definition of a sale under Topic 860, Transferring and Servicing. As such, the Company derecognized these loans from the consolidated balance sheets upon the closing of these securitization transactions. Refer to the Unconsolidated Securitizations section below for more information.
Other Consolidated VIEs

Upstart Loan Trust 2, a Delaware statutory trust, holds personal and auto loans facilitated through the Upstart platform. These loans include, but are not limited to, loans which do not satisfy the warehouse requirements or loans that were the result of the Company’s repurchases of loans for breaches of representations and warranties made to institutional investors, as described above.

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

	Assets	Liabilities	Net Assets
December 31, 2020
Warehouse entities	$71,530	$35,109	$36,421
Majority-owned affiliates	17,219	7,187	10,032
Other consolidated VIEs	16,243	—	16,243
Total consolidated VIEs	$104,992	$42,296	$62,696

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Assets	Liabilities	Net Assets
December 31, 2021
Warehouse entities	$219,734	$48,367	$171,367
Majority-owned affiliates	7,571	507	7,064
Other consolidated VIEs	114,720	440	114,280
Total consolidated VIEs	$342,025	$49,314	$292,711

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

As of December 31, 2021, the Company’s unconsolidated VIEs include entities established as the issuers and grantor trusts for the 2017-1, 2017-2, 2018-1, 2018-2, 2019-1, and 2019-2 securitization transactions (the “Unconsolidated Securitizations”). The Company’s continued involvement in the unconsolidated VIEs is in the form of its role as the sponsor and the servicer of these transactions. For each of the unconsolidated securitizations, the Company determined that it is not the primary beneficiary.

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

The following tables summarize the aggregate value of assets and liabilities of unconsolidated VIEs in which the Company holds a variable interest but is not the primary beneficiary:

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
December 31, 2020
Securitizations and other	$524,358	$430,006	$94,352	$26,141

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
December 31, 2021
Securitizations and other	$217,321	$160,248	$57,073	$15,503

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $18.9 million and $8.3 million which are included in notes receivable and residual certificates on the consolidated balance sheets as of December 31, 2020 and 2021, respectively. The Company also had $7.2 million of cash deposits made to reserve accounts for related securitizations, included in other assets on the consolidated balance sheets as of December 31, 2020 and 2021.

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

The Company routinely contributes loans to securitization transactions which it co-sponsors as a non-retaining sponsor. As a non-retaining sponsor and a servicer of these transactions, the Company does not retain economic risk in these deals. Contributions of loans to these securitizations are recognized as transfers under Topic 860, Transferring and Servicing.

4.Fair Value Measurement

The following tables presents assets and liabilities measured at fair value:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$78,460	$78,460
Notes receivable and residual certificates	—	—	19,074	19,074
Loan servicing assets	—	—	6,831	6,831
Total assets	$—	$—	$104,365	$104,365
Liabilities
Loan servicing liabilities	$—	$—	$8,254	$8,254
Trailing fee liabilities	—	—	1,276	1,276
Total liabilities	$—	$—	$9,530	$9,530

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$252,477	$252,477
Notes receivable and residual certificates	—	—	8,288	8,288
Loan servicing assets	—	—	18,388	18,388
Total assets	$—	$—	$279,153	$279,153
Liabilities
Loan servicing liabilities	$—	$—	$8,780	$8,780
Trailing fee liabilities	—	—	4,315	4,315
Total liabilities	$—	$—	$13,095	$13,095

Financial instruments are categorized in the fair value hierarchy based on the significance of unobservable factors in the overall fair value measurement. Since the Company’s loans, notes receivable and residual certificates, loan servicing assets and liabilities, and trailing fee liabilities do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years presented.
Loans

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

The following table presents the fair value of classes of loans held by the Company:

	December 31,	December 31,
	2020	2021
Loans held-for-sale	$60,232	$142,685
Loans held-for-investment	18,228	109,792
Total	$78,460	$252,477
Valuation Methodology

Loans held-for-sale and held-for-investment are measured at estimated fair value using a discounted cash flow model. The fair valuation methodology considers projected prepayments and historical defaults, losses and recoveries to project future losses and net cash flows on loans. Net cash flows are discounted using an estimate of market rates of return. The fair value of these loans also includes accrued interest, which was immaterial as of December 31, 2020 and $2.6 million as of December 31, 2021.
Significant Inputs and Assumptions

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-investment and held-for-sale:

	December 31, 2020			December 31, 2021
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	6.80%	16.99%	7.44%	3.42%	16.49%	7.29%
Credit risk rate (1)	0.36%	52.31%	19.82%	0.08%	55.79%	17.98%
Prepayment rate (1)	11.64%	78.36%	31.03%	8.70%	88.12%	40.35%
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

Significant Recurring Level 3 Fair Value Input Sensitivity

The below table presents the sensitivity of the loans held-for-sale and held-for-investment to adverse changes in key assumptions used in the valuation model as of December 31, 2020 and 2021, respectively. The estimated fair value of these loans is not sensitive to adverse changes in expected prepayment rates as such changes would not result in a significant impact on the fair value in either periods.

	December 31,
	2020	2021
Fair value of loans	$78,460	$252,477
Discount rates
100 basis point increase	(979)	(3,392)
200 basis point increase	(1,939)	(6,709)
Expected credit loss rates on underlying loans
10% adverse change	(1,303)	(3,959)
20% adverse change	(2,611)	(7,927)
Rollforward of Level 3 Fair Values

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following tables include a rollforward of the loans classified within Level 3 of the fair value hierarchy:

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held-for- Investment (Securitized)	Total
Fair value at December 31, 2019	$—	$141,555	$90,750	$232,305
Reclassification of loans from HFI to HFS	125,779	(125,779)	—	—
Purchases of loans	116,127	9,655	—	125,782
Sale of loans	(144,944)	—	—	(144,944)
Purchase of loans for immediate resale	2,540,948	—	—	2,540,948
Immediate resale	(2,540,948)	—	—	(2,540,948)
Repayments received	(28,306)	(5,669)	(24,018)	(57,993)
Changes in fair value recorded in earnings	(8,033)	(1,589)	(9,508)	(19,130)
Other changes	(391)	55	(2)	(338)
Changes due to deconsolidation	—	—	(57,222)	(57,222)
Fair value at December 31, 2020	$60,232	$18,228	$—	$78,460
Purchases of loans	219,128	159,398	—	378,526
Sale of loans	(123,370)	(40,602)	—	(163,972)
Purchase of loans for immediate resale	8,713,476	—	—	8,713,476
Immediate resale	(8,713,476)	—	—	(8,713,476)
Repayments received	(10,578)	(22,612)	—	(33,190)
Changes in fair value recorded in earnings	(3,284)	(5,770)	—	(9,054)
Other changes	557	1,150	—	1,707
Fair value at December 31, 2021	$142,685	$109,792	$—	$252,477
The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the consolidated balance sheets:

	Loans		Loans > 90 Days Past Due
	December 31,	December 31,	December 31,	December 31,
	2020	2021	2020	2021
Outstanding principal balance	$97,497	$277,228	$2,018	$1,979
Net fair value and accrued interest adjustments	(19,037)	(24,751)	(2,002)	(1,692)
Fair value(1)	$78,460	$252,477	$16	$287
_________
(1)     Includes $2.4 million and $50.1 million of auto loans as of December 31, 2020 and 2021, respectively, of which an immaterial amount is 90 days or more past due for each period presented.

The Company places loans on non-accrual status at 120 days past due. Any accrued interest recorded in relation to these loans is reversed in the respective period. The Company charges-off loans no later than 120 days past due.
Assets related to Securitization Transactions

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

As of December 31, 2020 and 2021, the Company held notes receivable and residual certificates with an aggregate fair value of $19.1 million and $8.3 million, respectively. The balances consist of securitization notes and residual certificates corresponding to the 5% economic risk retention the Company is required to maintain as the retaining sponsor of the unconsolidated securitizations.
Valuation Methodology

The discounted cash flow methodology, which is used to estimate the fair value of notes receivable and residual certificates, uses the same projected net cash flows as their related loans. This model uses inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value.

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements of assets related to securitization transactions:

	December 31, 2020			December 31, 2021
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Notes receivable and residual certificates
Discount rate	3.01%	14.00%	5.84%	4.96%	15.72%	6.78%
Credit risk rate (1)	0.04%	50.69%	17.12%	0.04%	50.69%	18.47%
Prepayment rate (1)	15.60%	36.88%	27.63%	15.60%	36.08%	27.82%
_________
(1)Expressed as a percentage of the original principal balance of the loans underlying the financial instruments
(2)Unobservable inputs were weighted by relative fair value

Significant Recurring Level 3 Fair Value Input Sensitivity

The securities issued in the securitization transactions are senior or subordinated based on the waterfall criteria of loan payments to each security class, with the residual interest (the “residual certificates”) issued being the first to absorb credit losses in accordance with the waterfall criteria. Accordingly, the residual certificates are the most sensitive to adverse changes in credit risk rates. Depending on the specific securitization, a hypothetical increase in the credit risk rate of 10% to 20% would result in significant decreases in the fair value of the residual certificates. On average, a hypothetical increase in the credit risk rate under a discounted cash flow methodology of 20% would result in a 11% decrease in the fair value of the residual certificates.

The fair value of the securities is also sensitive to adverse changes in discount rates, which represent estimates of the rates of return that institutional investors would require when investing in financial instruments with similar risk and return characteristics. On average, a hypothetical 100 basis point increase in discount rates under a discounted cash flow methodology results in a decrease in fair value of the securities (including securitization notes and residual certificates) of 1.23% and 0.69% as of December 31, 2020 and 2021, respectively. On average, a hypothetical 200 basis point increase in discount rates results in a decrease in fair value of the securities (including securitization notes and residual certificates) of 2.36% and 1.37% as of December 31, 2020 and 2021, respectively.

The fair value of securitization notes and residual certificates are not sensitive to adverse changes in expected prepayment rates as such changes would not result in a significant impact on the fair value as of December 31, 2020 and 2021.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Rollforward of Level 3 Fair Values

The following tables include a rollforward of the notes receivable and residual certificates related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy:

Notes Receivable and Residual Certificates
Fair value at December 31, 2019	$34,116
Purchases and issuances of securitization notes and residual certificates	4
Repayments and settlements	(14,665)
Changes in fair value recorded in earnings	(381)
Fair value at December 31, 2020	$19,074
Repayments and settlements	(11,458)
Changes in fair value recorded in earnings	672
Fair value at December 31, 2021	$8,288

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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2020			December 31, 2021
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	15.00%	35.00%	22.69%	13.00%	20.00%	17.69%
Credit risk rate (1)	0.03%	52.78%	17.19%	0.03%	52.78%	18.36%
Market-servicing rate (3)(4)(5)	0.75%	0.75%	0.75%	0.62%	3.73%	0.62%
Prepayment rate (1)	9.07%	89.01%	31.62%	5.99%	91.43%	36.39%
_________
(1)Expressed as a percentage of the original principal balance of the loans underlying the servicing arrangement
(2)Unobservable inputs were weighted by relative fair value
(3)Excludes ancillary fees that would be passed on to a third-party servicer
(4)Expressed as a percentage of the outstanding principal balance of the loan
(5)Includes personal loans and auto loans

Discount rates–The discount rates are the Company’s estimate of the rates of return that market participants in servicing rights would require when investing in similar servicing rights. Discount rates for servicing rights on existing loans are adjusted to reflect the time value of money and a risk premium intended to reflect the amount of

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
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
Significant Recurring Level 3 Fair Value Input Sensitivity

The table below presents the fair value sensitivity of loan servicing assets and liabilities to adverse changes in key assumptions. The fair value of loan servicing assets and liabilities is not sensitive to adverse changes in discount rates as such changes would not result in a significant impact on the fair value as of December 31, 2020 and 2021, respectively.

	December 31,	December 31,
	2020	2021
Fair value of loan servicing assets	$6,831	$18,388
Expected market-servicing rates
10% market-servicing rates increase	(19,013)	(5,539)
20% market-servicing rates increase	(38,027)	(11,002)
Expected prepayment rates
10% adverse change	(2,061)	(285)
20% adverse change	(4,212)	(565)

	December 31,	December 31,
	2020	2021
Fair value of loan servicing liabilities	$8,254	$8,780
Expected market-servicing rates
10% market-servicing rates increase	22,974	5,357
20% market-servicing rates increase	45,948	10,788
Expected prepayment rates
10% adverse change	2,491	(148)
20% adverse change	5,089	(295)

Rollforward of Level 3 Fair Values

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following tables present a rollforward of the loan servicing assets and liabilities classified by the Company within Level 3 of the fair value hierarchy:

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2019	$4,725	$5,140
Sale of loans	7,269	5,739
Changes in fair value recorded in earnings	(5,163)	(2,625)
Fair value at December 31, 2020	$6,831	$8,254
Sale of loans	21,240	14,324
Changes in fair value recorded in earnings	(9,683)	(13,798)
Fair value at December 31, 2021	$18,388	$8,780
Trailing Fee Liabilities

The Company pays certain bank partners monthly trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Significant inputs used for estimating the fair value of trailing fee liabilities included discount rates of 6.80% to 16.99% and credit risk rates of 0.36% to 52.31% as of December 31, 2020 and discount rates of 3.42% to 16.49% and credit risk rates of 0.08% to 55.79% as of December 31, 2021.

The fair value sensitivity of trailing fee liabilities to adverse changes in key assumptions would not result in a material impact on the Company’s financial position.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of trailing fee liabilities classified by the Company within Level 3 of the fair value hierarchy:

Trailing Fee Liabilities
Fair value at December 31, 2019	$504
Issuances	1,130
Repayments and settlements	(339)
Changes in fair value recorded in earnings	(19)
Fair value at December 31, 2020	$1,276
Issuances	4,275
Repayments and settlements	(1,240)
Changes in fair value recorded in earnings	4
Fair value at December 31, 2021	$4,315

5.Acquisitions

In April 2021, the Company completed its acquisition of Prodigy Software, Inc. (“Prodigy”). Prodigy provides an e-commerce platform for car dealerships which enables both online and in-store vehicle discovery,

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
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

The total consideration the Company provided for Prodigy was $89.0 million, comprised of the following:

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

The acquisition has been accounted for as a business combination. The purchase consideration was allocated to the tangible and intangible assets and liabilities acquired as of the acquisition date, with the excess recorded to goodwill as shown below. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available to us and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. No material adjustments to fair value of assets and liabilities were made as of December 31, 2021.

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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The Company recognized acquisition-related costs of $1.2 million in the year ended December 31, 2021 which are included in the general and administrative expense in the consolidated statement of operations and comprehensive income (loss). No acquisition-related costs were incurred during the year ended December 31, 2020.

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

We have included the financial results of the acquired business in our consolidated financial statements from the date of acquisition. Revenues and expenses related to the acquisition for the year ended December 31, 2021 were not material. Pro forma results of operations have not been presented because the effects of this acquisition were not material to our financial results.

6.Goodwill and Intangible Assets

Goodwill

In connection with the Prodigy acquisition in April 2021, the Company recognized goodwill of $66.9 million. In the fourth quarter of 2021, the Company recorded a $0.2 million measurement period adjustment. As of December 31, 2021 goodwill included on the Company’s consolidated balance sheet was $67.1 million. There was no impairment during the period presented.

Intangible Assets

Acquired intangible assets subject to amortization are as follows:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$9,400	$2,349	$7,051	2.3
Customer relationships	13,700	856	12,844	11.3
	$23,100	$3,205	$19,895

Amortization expense was $3.3 million for the year ended December 31, 2021 which includes an immaterial write-off of the trade name acquired intangible asset after the Company performed a qualitative

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

impairment assessment in the third quarter of 2021. There were no intangible assets subject to amortization for the year ended December 31, 2019 and 2020.

Expected future amortization expense for intangible assets as of December 31, 2021 is as follows:

Fiscal Years:
2022	$4,275
2023	4,275
2024	1,925
2025	1,142
2026	1,142
Thereafter	7,136
Total	$19,895

7.Balance Sheet Components
Other Assets

Other assets consisted of the following:

	December 31,	December 31,
	2020	2021
Servicing fees and other receivables	$11,656	$55,518
Deposits	7,947	8,377
Prepaid expenses	6,009	30,012
Loan servicing assets (at fair value)	6,831	18,388
Other assets	7,603	8,809
Total other assets	$40,046	$121,104

Servicing fees and other receivables represent amounts recognized as revenue but not yet collected in relation to servicing and other agreements with institutional investors and bank partners.
Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

	December 31,	December 31,
	2020	2021
Internally developed software	$7,906	$17,735
Computer and networking equipment	1,285	3,796
Furniture and fixtures	1,770	3,199
Leasehold improvements	2,763	7,450
Total property, equipment, and software	13,724	32,180
Accumulated depreciation and amortization	(3,692)	(7,921)
Total property, equipment, and software, net	$10,032	$24,259

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

For the year ended December 31, 2019, depreciation and amortization expense on property, equipment, and software was immaterial. For the year ended December 31, 2020 and 2021, depreciation and amortization expense on property, equipment, and software was $2.3 million and $4.2 million, respectively. Capitalized internally developed software balances, net of accumulated amortization, were $6.0 million and $13.5 million as of December 31, 2020 and 2021, respectively.
Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,	December 31,
	2020	2021
Accrued expenses	$10,974	$48,207
Accrued payroll	13,834	37,293
Loan servicing liabilities (at fair value)	8,254	8,780
Trailing fee liability (at fair value)	1,276	4,315
Other liabilities	1,331	4,823
Total accrued expenses and other liabilities	$35,669	$103,418

8.Borrowings

The following table presents the aggregate principal outstanding of all loans mentioned in this note that are included in the consolidated balance sheets:

	Borrowings
	December 31,	December 31,
	2020	2021
Term loan	$15,000	$—
Revolving credit facility	5,500	—
Warehouse credit facilities	34,994	48,030
Risk retention funding loans	7,187	507
Convertible senior notes	—	661,250
Total payments due	62,681	709,787
Unamortized debt discount	(55)	(14,355)
Total borrowings	$62,626	$695,432
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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Revolving Credit Facility

In September 2018, the Company and UNI entered into a revolving credit facility with a third-party lender for up to $5.5 million (the “UNI Credit Facility”). The UNI Credit Facility bore floating interest at the greater of prime rate plus 1.00% or 4.25% per annum, payable monthly, subject to a monthly minimum interest requirement prior to maturity. The UNI Credit Facility had an original termination and maturity date of June 1, 2020. In 2020, the parties agreed to extend the maturity date of the UNI Credit Facility to June 1, 2021 when the Company repaid in full the $5.5 million of outstanding principal, plus accrued interest, under the UNI Credit Facility and did not renew such facility.
Warehouse Credit Facilities
Upstart Loan Trust Credit Facility

In November 2015, the Company’s consolidated VIE, Upstart Loan Trust (“ULT”), entered into a revolving credit and security agreement with a third-party lender (the “ULT Warehouse Credit Facility”). The credit and security agreement for the ULT Warehouse Credit Facility was amended and restated in its entirety in May 2020 and further amended in June 2021. Under the revolving credit and security agreement, as amended from time to time, ULT may borrow up to $100.0 million (subject to a borrowing base capacity) until the earlier of June 15, 2023 or the occurrence of an accelerated amortization event. An accelerated amortization event includes, but are not limited to, failure to satisfy certain loan performance metrics or the occurrence of an event of default. The proceeds may only be used to purchase unsecured personal loans from Upstart’s platform and to pay fees and expenses related to the credit facility. The ULT Warehouse Credit Facility matures on the earlier of June 15, 2024 or acceleration of the facility following an event of default, upon which date 100% of the outstanding principal amount, together with any accrued and unpaid interest, becomes due and payable. The entire amount of the outstanding principal and interest may be prepaid at any time without penalty. The ULT Warehouse Credit Facility bears a floating interest rate of LIBOR (the “ULT Benchmark Rate”) plus a spread ranging from 1.90% to 4.00% per annum, due and payable monthly in arrears. In the event that LIBOR ceases to be available, the ULT Benchmark Rate will be replaced with an alternative rate such as the Secured Overnight Financing Rate (“SOFR”). The Company is subject to additional interest payments under a minimum utilization requirement of $30 million, as well as a monthly unused fee ranging from 0.10% to 1.00% per annum on the undrawn balance. The maximum advance rate under the ULT Warehouse Credit Facility on outstanding principal of loans held by ULT was 80% as of December 31, 2020 and 85% as of December 31, 2021.

The ULT Warehouse Credit Facility contains certain financial covenants. As of December 31, 2020 and 2021, ULT was in compliance with all applicable covenants under the ULT Warehouse Credit Facility. The creditors of ULT have no recourse to the general credit of the Company, except for certain limited obligations of ULT to its creditors that are guaranteed by the Company. The Company does not guarantee the credit performance of the loans owned by ULT, and the loans and other assets owned by ULT are not available to settle the claims of creditors of the Company.

The following table includes the aggregate balances held by ULT that were pledged as collateral for the ULT Warehouse Credit Facility and included in loans at fair value and restricted cash in the consolidated balance sheets:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	ULT Warehouse Credit Facility
	December 31, 2020	December 31, 2021
Outstanding borrowings	$34,994	$48,030
Aggregate outstanding principal of loans pledged as collateral	59,709	76,865
Aggregate fair value of loans purchased and held by ULT	60,231	142,687
Restricted cash pledged as collateral	11,270	76,256
Upstart Auto Warehouse Trust Credit Facility

In December 2021, the Company’s consolidated VIE, Upstart Auto Warehouse Trust (“UAWT”), entered into a revolving credit and security agreement with a third-party lender (the “UAWT Warehouse Credit Facility”). Under the revolving credit and security agreement, UAWT may borrow up to $100.0 million until the earlier of December 2022 or the occurrence of an accelerated amortization event. An accelerated amortization event includes, but are not limited to, failure to satisfy certain loan performance metrics or the occurrence of an event of default. The proceeds may only be used to purchase secured auto loans originated using Upstart’s platform and to pay fees and expenses related to the credit facility. The UAWT Warehouse Credit Facility matures in December 2023. The entire amount of the outstanding principal and accrued interest and fees may be prepaid at any time without penalty. Borrowings under the UAWT Warehouse Credit Facility bears interest per annum at a rate equivalent to the weighted-average cost of commercial paper notes issued by the lender (the “UAWT Benchmark Rate”), plus a spread ranging from 1.8% to 3.5%. In the event the UAWT Benchmark Rate cannot be adequately ascertained or available, the UAWT Benchmark Rate will be replaced with an alternative rate such as SOFR. In addition, the UAWT Warehouse Credit Facility is also subject to a monthly unused fee of 0.50% per annum on the undrawn balance. The maximum advance rate under the UAWT Auto Warehouse Trust Credit Facility on outstanding principal of loans held by UAWT was 82.5% as of December 31, 2021.

The UAWT Warehouse Credit Facility contains certain financial covenants. As of December 31, 2021, UAWT was in compliance with all applicable covenants under the UAWT Warehouse Credit Facility. The creditors of UAT have no recourse to the general credit of the Company, except for certain limited obligations of UAWT to its creditors that are guaranteed by the Company. As of December 31, 2021, the Company has no outstanding borrowings or loans owned by UAWT that were pledged as collateral under the UAWT Warehouse Credit Facility.
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

In September 2019, Upstart RR Funding 2019-2, LLC (the “2019-2 RR entity”), a consolidated VIE of UNI, entered into a loan and security agreement (the “2019-2 RR Financing Agreement”) to finance the Company’s risk retention balance in the Upstart Securitization Trust 2019-2. Under this agreement, the balance borrowed by the 2019-2 RR entity has an annual interest rate of 4.33% and is repaid using cash proceeds received by the 2019-2 RR entity as part of monthly cash distributions from the 2019-2 securitization on securitization notes and residual certificates. As of December 31, 2020 and 2021, the outstanding principal balance under the 2019-2 RR Financing Agreement was $6.6 million and $0.5 million, respectively.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The borrowings are solely the obligations of the 2018-2 RR entity and 2019-2 RR entity, respectively, and the Company is not obligated thereon. The securities and other assets owned by each RR entity are not available to settle the claims of creditors of the Company. Assets pledged as collateral for the risk retention funding loans include $12.6 million and $4.8 million of securities held for risk retention for the 2018-2 and 2019-2 securitization transactions, included in notes receivables and residual certificates on the consolidated balance sheets as of December 31, 2020 and 2021, respectively.

Convertible Senior Notes

On August 20, 2021, the Company issued $661.3 million aggregate principal amount of 0.25% convertible senior notes due 2026 (“Notes”) pursuant to an indenture (the “Indenture”), (including the exercise in full of the initial purchasers’ option of an additional $86.3 million aggregate principal of additional notes) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the sale of the Notes were $645.5 million after deducting debt issuance costs.

The Notes represent senior unsecured obligations of the Company and bear interest at a rate of 0.25% per year, payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2022. The Notes mature on August 15, 2026 unless earlier converted, redeemed, or repurchased in accordance with their terms.
The Notes will be convertible at an initial conversion rate of 3.5056 shares of our common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $285.26 per share, subject to adjustment if certain events occur. Following certain corporate events that may occur prior to the maturity date or following our issuance of a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or during the related redemption period in certain circumstances. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” per the Indenture, holders of the Notes may require the Company to repurchase for cash all or a portion of their respective notes at a purchase price equal to 100% of the principal amount of the Note plus accrued and unpaid interest.

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

On or after May 15, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or any portion of their Notes regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, either cash, shares of common stock or a combination of cash and shares of common stock, at its election.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
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

The Company accounted for the issuance of the Notes as a single liability at par as the conversion feature does not require bifurcation as a derivative under ASC 815 and the Notes were not issued at a substantial premium. Debt issuance costs related to the Notes totaled $15.7 million and consisted of underwriting fees and third-party offering costs, which are amortized to interest expense using the effective interest method over the contractual term. For the year ended December 31, 2021, the Company recorded $0.6 million of coupon interest expense and amortization of debt issuance costs of $1.4 million within expense on warrants and convertible notes, net on the consolidated statements of operations and comprehensive income (loss). The effective interest rate of the Notes is 0.7%.

Capped Call Transactions

The Company used $58.5 million of the net proceeds from the Notes to enter into privately negotiated capped call instruments (“Capped Calls”) with certain financial institutions. The Capped Calls each have an initial strike price of $285.26 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls each have an initial cap price of $400.36 per share. The Capped Calls cover, subject to anti-dilution adjustments, 2.3 million shares of common stock. The Capped Calls are expected to reduce the potential dilution to common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, in the event the market price per share of common stock, as measured under the terms of the Capped Call, is greater than the strike price of the Capped Call, with such reduction and/or offset subject to a cap. If, however, the market price per share of the common stock, as measured under the terms of the Capped Call, exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price per share of the common stock exceeds the cap price of the Capped Calls. The Capped Calls expire on August 15, 2026, subject to earlier exercise.

The Capped Calls were determined to be freestanding financial instruments that meet the criteria for classification in equity; as such the Capped Calls were recorded as a reduction of additional paid-in capital within stockholders’ equity.

The following table summarizes the aggregate amount of maturities of all borrowings as of December 31, 2021:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

December 31, 2021
2022	$—
2023	507
2024	48,030
2025	—
2026	661,250
Thereafter	—
Total	$709,787

9.Equity Incentive Plans
Common Stock Reserved for Future Issuance

The Company's amended and restated certificate of incorporation authorizes the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share. Shares of common stock reserved for issuance, on an as-converted basis, are as follows:

	December 31,	December 31,
	2020	2021
Options issued and outstanding	19,600,223	12,785,176
RSUs outstanding	—	1,508,615
Shares available for future issuance under 2020 plan	2,537,181	9,979,700
Shares available for issuance under ESPP	—	1,869,302
Warrants to purchase common stock	75,000	—
Total	22,212,404	26,142,793
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

The 2020 Equity Incentive Plan authorizes granting of ISOs, NSOs, stock appreciation rights, restricted stock, restricted stock units, or RSUs, and performance awards. In addition, the 2020 Equity Incentive Plan also includes any shares subject to awards granted under our 2012 Equity Incentive Plan that, on or after December 15, 2020, expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

us for payment of an exercise price or for satisfying tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest. The maximum number of shares that may be added to the 2020 Equity Incentive Plan pursuant to outstanding awards under the 2012 Equity Incentive Plan is 15,000,000 shares. The number of shares available for issuance under our 2020 Equity Incentive Plan also includes an annual increase on the first day of each fiscal year beginning with 2021 in an amount equal to the lesser of 15,000,000 shares or 5% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year.

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
Stock Options

The following table summarized stock option activity for the year ended December 31, 2021:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2020	19,600,223	$4.27	6.8	$715,084
Options granted	612,384	105.68
Options assumed upon acquisition	23,494	9.06
Options exercised	(7,047,722)	2.09
Options cancelled and forfeited	(403,203)	7.36
Balances at December 31, 2021	12,785,176	10.23	6.8	1,803,812
Options exercisable – December 31, 2021	7,471,578	3.32	5.7	1,105,683
Options vested and expected to vest – December 31, 2021	12,689,220	$9.97	6.8	$1,793,628

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of December 31, 2021. The aggregate intrinsic value of options exercised for the year ended December 31, 2019, 2020 and 2021, was $2.1 million, $50.0 million, and $1,391.7 million, respectively. The weighted-average grant date fair value of options granted during the year ended December 31, 2019, 2020 and 2021, was $3.99, $11.04, and $62.06 per share, respectively. The weighted-average fair value of options assumed in connection with an acquisition was $74.84 per share for the year ended December 31, 2021. The total fair value of options vested for the year ended December 31, 2019, 2020 and 2021, was $2.7 million, $7.9 million, and $23.5 million, respectively.

In May 2021, the Company amended an employee stock option agreement which resulted in a modification of the vesting of a certain number of option shares. The Company valued the amended stock options as of the modification date. Based on the Black-Scholes option pricing model fair value, incremental stock-based compensation expense of $4.4 million resulting from the modification was recognized during the year ended December 31, 2021.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

As of December 31, 2021, total unrecognized stock-based compensation expense related to unvested stock options was $55.7 million, which is expected to be recognized over a remaining weighted-average period of 1.9 years.
Restricted Stock Units

During the year ended December 31, 2021, the Company began granting RSUs to employees and nonemployees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over four years. The following table summarized RSU activity for the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2020	—
RSUs granted	1,605,235	$138.27
RSUs vested	(32,809)	128.30
RSUs cancelled and forfeited	(63,811)	$100.02
Unvested at December 31, 2021	1,508,615

As of December 31, 2021, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $180.5 million, which is expected to be recognized over a remaining weighted-average period of 3.0 years.
Restricted Stock

In connection with the Prodigy acquisition, 82,201 shares of the Company’s restricted stock were issued to certain Prodigy employees. The restricted stock is subject to restrictions which lapse on a quarterly basis over two years. Refer to “Note 5. Acquisitions” for further information.

The following table summarized Restricted Stock activity for the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2020	—
Restricted	82,201	$121.65
Vested	20,550	$121.65
Unvested at December 31, 2021	61,651

As of December 31, 2021, total unrecognized stock-based compensation expense related to restricted stock was $6.4 million, which is expected to be recognized over a remaining weighted-average period of 1.3 years.
2020 Employee Stock Purchase Plan

In October 2020, our Board of Directors adopted, and in November 2020 our Board of Directors amended and our stockholders approved, our ESPP which was effective on December 14, 2020. Our ESPP provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year, except the first offering period commenced on December 16, 2020 and ended on the first trading day on or before August 15, 2021. The second offering period commenced on the last trading day on or after August 15, 2021. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

the exercise date. During the year ended December 31, 2021, 243,725 shares of common stock were purchased under the ESPP.

As of December 31, 2021, total unrecognized stock-based compensation expense related to the ESPP was $0.8 million, which is expected to be recognized over a remaining weighted-average period of 0.1 years.
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

The following assumptions were used to estimate the fair value of options granted:

Year Ended December 31,
	2019	2020	2021
Expected term (in years)	5.5 – 10.0	5.3 – 10.0	5.3 – 6.9
Expected volatility	55.69% – 59.23%	53.23% – 72.02%	45.98% – 65.01%
Risk-free interest rate	1.67% – 2.40%	0.33% – 1.50%	0.62% – 1.34%
Dividend yield	—%	—%	—%
The following assumptions were used to estimate the fair value of ESPP purchase rights:

Year Ended December 31, 2021
Expected term (in years)	0.5 - 0.6
Expected volatility	61.65% - 152.95%
Risk-free interest rate	0.05% - 0.09%
Dividend yield	—%

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its consolidated statements of operations and comprehensive income (loss) for employees and nonemployees:

	Year Ended December 31,
	2019	2020	2021
Sales and marketing	$278	$1,562	$6,059
Customer operations	433	898	6,251
Engineering and product development	1,803	4,844	39,191
General, administrative, and other	1,292	4,209	21,685
Total	$3,806	$11,513	$73,186

Stock-based compensation expense by award type was as follows:

	Year Ended December 31,
	2019	2020	2021
Stock options	$3,806	$11,513	$30,985
RSUs	—	—	31,548
ESPP	—	—	7,117
Restricted Stock	—	—	3,536
Total	$3,806	$11,513	$73,186

10.Leases

The Company’s operating leases expire between 2027 and 2032 and are primarily for its corporate headquarters in San Mateo, California and Columbus, Ohio, as well as additional office space for origination and servicing operations in Columbus, Ohio. Certain leases have rent abatement, escalating rent payment provisions, lease renewal options, and tenant allowances. Rent expense is recognized on a straight-line basis over the non-cancelable lease term, except when it is reasonably certain that the renewal option will be exercised. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities on our consolidated balance sheets.

In connection with the Company’s lease agreements, letters of credit were issued on behalf of the Company for the benefit of the landlord in an aggregate amount of $3.4 million. The letters of credit are secured by certificates of deposit which are included in restricted cash on the consolidated balance sheets.

As of December 31, 2021, future minimum lease payments are as follows:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Operating Leases
2022	$11,202
2023	14,741
2024	16,574
2025	17,050
2026	17,546
Thereafter	51,954
Total undiscounted lease payments	129,067
Less: Tenant improvement receivables	(8,914)
Less: Present value adjustment	(19,787)
Operating lease liabilities	$100,366

As of December 31, 2021 the Company did not have any material finance leases. The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance and parking fees, were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial for the years presented. Operating lease expense was as follows:

	Year Ended December 31,
	2019	2020	2021
Rent expense	$3,409	$5,264	$7,756
Variable lease payments	959	1,357	1,650

Supplemental cash flow and non-cash information related to the Company’s operating leases was as follows:

	Year Ended December 31,
	2019	2020	2021
Cash paid for amounts included in the measurement of lease liabilities	$1,905	$4,158	$4,553
Total right-of-use assets capitalized	16,190	5,506	83,463

Supplemental balance sheet information related to the Company’s operating leases was as follows:

December 31,
2021
Weighted-average remaining lease term (in years)	8.01
Weighted-average discount rate	3.83%

11.Commitments and Contingencies
Loan Purchase Obligation

Under the Company’s loan agreements with certain bank partners, the banks retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

under the respective agreements. The Company has committed to purchase the loans at the unpaid principal balance, plus accrued interest, at the conclusion of the required holding period. As of December 31, 2020 and 2021, the total loan purchase commitment included outstanding principal balance of $39.3 million and $111.3 million, respectively.
Repurchase and Indemnification Contingency

Under the terms of the loan purchase and loan servicing agreements between the Company and institutional investors, as well as in agreements with investors in securitizations and pass-through certificate transactions, the Company may, in certain circumstances, become obligated to repurchase loans from such investors. Generally, these circumstances include the occurrence of verifiable identity theft, the failure of sold loans to meet the terms of certain loan-level representations and warranties that speak as of the time of origination or sale, the failure to comply with other contractual terms with the investors, or a violation of the applicable federal, state, or local lending laws.

The maximum potential amount of future payments associated under this obligation is the outstanding balances of the loans sold to the investors, which at December 31, 2020 and 2021 is $5,180.7 million and $12,905.5 million, respectively. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial historically. The Company has recorded contingent liabilities as of December 31, 2020 and 2021 of immaterial amounts to cover estimated future obligations related to these contractual terms. These amounts are included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
Legal

From time to time the Company is subject to, and it is presently involved in, litigation and other legal proceedings. Accounting for contingencies requires the Company to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2020 and 2021, no loss contingency has been recorded in connection with legal proceedings arising in the ordinary course of business.
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
12.Income Taxes

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Income (loss) before income taxes consisted entirely of income (loss) from domestic operations of $(4.9) million, $6.0 million and $133.7 million for the calendar year ended December 31, 2019, 2020 and 2021, respectively. Income tax expense (benefit) included in the statements of operations and comprehensive income (loss) consisted of the following:

	Year Ended December 31,
	2019	2020	2021
Current:
Federal	$—	$—	$—
State	74	371	229
Total current tax expense	74	371	229
Deferred:
Federal	—	—	(1,435)
State	—	—	(506)
Total deferred tax expense	—	—	(1,941)
Total provision (benefit) for income taxes	$74	$371	$(1,712)

Income tax expense differed from the amount computed by applying the federal statutory income tax rate of 21% to pretax income as a result of the following:

	Year Ended December 31,
	2019	2020	2021
Federal tax at statutory rate	$(1,039)	$1,271	$28,084
State income taxes, net of federal tax benefit	74	369	(248)
Fair value adjustment on warrants	(253)	2,371	—
Stock-based compensation	411	(1,476)	(236,726)
Research and development credit	(372)	(1,231)	(19,103)
PPP loan forgiveness (CARES Act)	—	(1,110)	1,110
Change in valuation allowance	(844)	273	222,230
Tax return to tax provision adjustment	1,028	(216)	(34)
Section 162(m) limitation	—	—	2,653
Noncontrolling interests	956	85	—
Other	113	35	322
Provision (benefit) for income taxes	$74	$371	$(1,712)

The tax effects of temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities related to the following:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	December 31,
	2020	2021
Deferred tax assets:
Net operating loss carryforwards	$14,716	$297,851
Operating lease liabilities	5,680	29,870
Research and development credits	3,146	29,046
Convertible debt transactions	—	15,184
Stock-based compensation	1,734	9,895
Investment in partnerships	896	1,020
Accruals and reserves	525	6,908
Servicing rights	416	—
Amortization	127	111
Other	75	573
Total deferred tax assets	27,315	390,458
Less: valuation allowance	(21,241)	(351,542)
Deferred tax assets – net of valuation allowance	6,074	38,916
Deferred tax liabilities:
Right of use asset	5,351	28,606
Depreciation	723	2,123
Servicing rights		2,859
Intangible assets	—	5,911
Total deferred tax liabilities	6,074	39,499
Net deferred tax liabilities	$—	$(583)

Included in the Company’s net deferred tax assets were the deferred tax effects associated with the fair value of the assets acquired and liabilities assumed from the acquisition of Prodigy Software, Inc. and acquired tax attributes that carry over to post-acquisition tax periods, including U.S. and state net operating losses and tax credits.

Management believes that, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized. During Q2 2021, in conjunction with its acquisition of Prodigy, the Company released $1.9 million valuation allowance attributed to ASC 805-740-30-3, and acquisitions with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of $1.9 million which had previously been offset by a valuation allowance. The valuation allowance increased by $330.3 million for the year ended December 31, 2021 primarily as a result of current year activities.

As of December 31, 2021, the Company had $992.1 million and $1,296.1 million of federal and state (post-apportioned) net operating losses (NOL), that will begin to expire in 2035 and 2034, respectively. The Company also has Federal and California research and development tax credits of $31.1 million and $12.9 million, respectively. The federal research credits will begin to expire in 2032 and the California research credits have no expiration date. The Internal Revenue Code (IRC) limits the amount of NOL carryforwards that a company may use in a given year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. Utilization of NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the IRC, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company performed an ownership analysis and identified two previous ownership changes in 2013 and 2015, as defined under IRC Sections 382 and 383, however neither resulted in a material limitation that will reduce the total amount of NOL carryforwards and credits that can be utilized.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2019	2020	2021
Balance at beginning of year	$697	$1,031	$1,820
Additions for tax positions of prior years	69	—	461
Tax positions related to the current year	265	789	11,623
Balance at end of year	$1,031	$1,820	$13,904

If recognized, all of the unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets. As of December 31, 2021, the Company had $13.9 million unrecognized income tax benefits and there was an increase of $12.1 million to the Company’s unrecognized tax benefits during the year. The Company does not anticipate any significant increases or decreases to unrecognized tax benefits during the next twelve months. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its consolidated balance sheet and consolidated statement of operations and comprehensive income (loss) for the tax year ended December 31, 2021.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and has identified its Federal, California, New York, Pennsylvania, New Jersey, and Illinois tax returns as significant tax filings. The Company is not currently under examination by income tax authorities in federal or state jurisdictions. However, because the Company has net operating losses and credits carried forward in several jurisdictions, including the United States Federal, California, Pennsylvania, New York, and Illinois jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years. All tax returns will remain open for examination by the federal and most state taxing authorities for three years and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credit carryforwards.

13.Related Party Transactions

Since the Company’s inception, it has engaged in various immaterial transactions with its executive officers and directors, holders of more than 10% of its voting securities, and their affiliates. During the years ended December 31, 2019 and 2020, a related party investor and its affiliates participated in consolidated securitization transactions sponsored and serviced by the Company by receiving cash distributions on previously purchased securitization notes or residual certificates. As of December 31, 2020 and 2021, there were no consolidated securitizations on the consolidated balance sheets.

14.Net Income (Loss) Per Share Attributable to Upstart Holdings, Inc. Common Stockholders

Basic net income (loss) per common share attributable to Upstart Holdings, Inc.’s common stockholders is based on the weighted-average common shares outstanding during the relevant year. Diluted net income (loss) per common share attributable to Upstart Holdings, Inc.’s common stockholders is based on the weighted-average common shares outstanding during the relevant year adjusted for the dilutive effect of share-based awards and convertible debt.

For years in which the Company reports net losses, basic and diluted net loss per share attributable to Upstart Holdings, Inc.’s common stockholders are the same because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31,
	2019	2020	2021
Numerator:
Net income (loss) attributable to Upstart Holdings, Inc. common stockholders	$(466)	$5,983	$135,443
Less: noncumulative dividends to preferred stockholders	—	(5,983)	—
Net income (loss) attributable to common stockholders, basic	(466)	—	135,443
Add: adjustments to undistributed earnings to participating securities		—	—
Net income (loss) attributable to common stockholders, diluted	$(466)	$—	$135,443
Denominator:
Weighted-average common shares outstanding used to calculate net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, basic	14,335,611	17,513,670	78,106,359
Weighted-average effect of dilutive securities	—	—	16,666,282
Weighted-average common shares outstanding used to calculate net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, diluted	14,335,611	17,513,670	94,772,641

Net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, basic	$(0.03)	$—	$1.73
Net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders, diluted	$(0.03)	$—	$1.43

The following securities were excluded from the computation of diluted net income (loss) per share attributable to Upstart Holdings, Inc. common stockholders for the years presented, because including them would have been anti-dilutive. These amounts represent the number of instruments outstanding at the end of each respective year:

	Year Ended December 31,
	2019	2020	2021
Convertible preferred stock	47,349,577	—	—
Options to purchase common stock	16,502,206	19,600,223	461,157
Unvested RSUs	—	—	506,302
Purchase rights committed under the ESPP	—	—	—
Warrants to purchase convertible preferred stock	600,208	—	—
Convertible debt	319,669	—	2,318,078
Warrants to purchase common stock	—	75,000	—
Total	64,771,660	19,675,223	3,285,537

15.Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to December 31, 2021, through the date the consolidated financial statements were filed with the SEC. Based on the evaluation, other than any items recorded or disclosed within the consolidated financial statements and related notes, including as

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

discussed below, the Company has determined no additional subsequent events were required to be recognized or disclosed.

On February 15, 2022, the Company issued a press release announcing that its board of directors approved a share repurchase program with authorization to purchase up to $400 million of its outstanding common shares. The Company may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by the Company at any time at its discretion without prior notice.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Limitations on Effectiveness of Controls and Procedures

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of disclosure controls and procedures must reflect the fact there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Upstart Holdings, Inc.
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Upstart Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 17, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.

Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

San Francisco, California
February 17, 2022
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

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

The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
ITEM 11. EXECUTIVE COMPENSATION

The remaining information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant is Deloitte & Touche, LLP (PCAOB ID No. 34). The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2021.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the registrant.
3.2	Amended and Restated Bylaws of the registrant.	S-1/A	333-249860	3.4	December 4, 2020
4.1	Form of common stock certificate of the registrant.	S-1/A	333-249860	4.1	December 4, 2020
4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, amended as of December 31, 2018.	S-1	333-249860	4.2	November 6, 2020
4.3*	Description of Capital Stock.
4.4	Indenture, dated August 20, 2021, between Upstart Holdings, Inc. and U.S. Bank National Association.	8-K	001-39797	4.1	August 20, 2021

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.5	Form of 0.25% Convertible Senior Note due 2026 (included in the indenture filed as Exhibit 4.4).	8-K	001-39797	4.2	August 20, 2021
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-249860	10.1	December 4, 2020
10.2+	Upstart Holdings, Inc. 2020 Equity Incentive Plan and related form agreements.	10-Q	001-39797	10.1	November 12, 2021
10.3+	Upstart Holdings, Inc. 2012 Stock Plan and related form agreements.	S-1/A	333-249860	10.3	November 6, 2020
10.4+	Upstart Holdings, Inc. Employee Incentive Compensation Plan.	S-1/A	333-249860	10.4	December 4, 2020
10.5+	Upstart Holdings, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-249860	10.5	December 4, 2020
10.6+	Upstart Holdings, Inc. Executive Change in Control and Severance Policy and related participation.	S-1/A	333-249860	10.6	December 4, 2020
10.7*+	Upstart Holdings, Inc. Outside Director Compensation Policy.
10.8	Sub-Sublease Agreement, dated April 1, 2019, between Bay Meadows Station 3 Investors, LLC and Open Text Inc., Snowflake, Inc. and Upstart Holdings, Inc.	S-1	333-249860	10.8	November 5, 2020
10.9	Amendment Sublease dated September 13, 2021, to the Master Lease agreement dated October 7, 2016, between Upstart Network, Inc. and Open Text, Inc.	10-Q	001-39797	10.3	November 12, 2021
10.10^	Third Amended and Restated Loan Program Agreement, dated January 1, 2019, between Upstart Network, Inc. and Cross River Bank, amended as of November 20, 2019 and November 25, 2020.	S-1/A	333-249860	10.13	December 4, 2020
10.11^	Amendment No. 2, dated May 25, 2021, to the Third Amended and Restated Loan Sale Agreement, dated January 1, 2019, between Upstart Network, Inc. and Cross River Bank, as previously amended on November 25, 2020.	10-Q	001-39797	10.2	August 13, 2021
10.12^	Third Amended and Restated Loan Sale Agreement, dated January 1, 2019, between Upstart Network, Inc. and Cross River Bank, amended as of November 25, 2020.	S-1/A	333-249860	10.14	December 4, 2020
10.13^	Amendment No. 3, dated May 25, 2021, to the Third Amended and Restated Loan Program Agreement, dated January 1, 2019, between Upstart Network, Inc. and Cross River Bank, amended as November 25, 2020.	10-Q	001-39797	10.3	August 13, 2021

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.14^	Second Amended and Restated Promotion Agreement, dated November 6, 2020, between Upstart Network, Inc. and Credit Karma Offers, Inc.	S-1/A	333-249860	10.15	November 6, 2020
10.15^	Amended and Restated TransUnion Master Agreement for Consumer Reporting and Ancillary Services, dated November 25, 2020, between Upstart Network, Inc. and TransUnion LLC.	S-1/A	333-249860	10.16	December 7, 2020
10.16^	Amended and Restated Billing Agent Agreement, dated November 25, 2020, between Upstart Network, Inc. and Trans Union LLC.	S-1/A	333-249860	10.17	December 7, 2020
10.17+	Prodigy Software, Inc. 2015 Stock Incentive Plan and related form agreements.	S-8	333-255270	4.4	April 16, 2021
10.18	Form of Capped Call Confirmation.	8-K	001-39797	10.1	August 20, 2021
21.1*	List of subsidiaries of the registrant.
23*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
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
Date: February 17, 2022

Upstart Holdings, Inc

By:	/s/ Dave Girouard
Dave Girouard
Chief Executive Officer and Director
(Principal Executive Officer)

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

Signature	Title	Date
/s/ Dave Girouard	Chief Executive Officer and Director	February 17, 2022
Dave Girouard	(Principal Executive Officer)

/s/ Sanjay Datta	Chief Financial Officer	February 17, 2022
Sanjay Datta	(Principal Financial Officer)

/s/ Natalia Mirgorodskaya	Corporate Controller	February 17, 2022
Natalia Mirgorodskaya	(Principal Accounting Officer)

/s/ Sukhinder Singh Cassidy	Director	February 17, 2022
Sukhinder Singh Cassidy

/s/ Kerry Cooper	Director	February 17, 2022
Kerry Cooper

/s/ Paul Gu	Director	February 17, 2022
Paul Gu

/s/ Mary Hentges	Director	February 17, 2022
Mary Hentges

/s/ Jeff Huber	Director	February 17, 2022
Jeff Huber

/s/ Ciaran O’Kelly	Director	February 17, 2022
Ciaran O’Kelly

/s/ Hilliard C. Terry III	Director	February 17, 2022
Hilliard C. Terry III