Form 10-Q
period 2022-03-31
Upstart Holdings, Inc.
filed 2022-05-10
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 29, 2022 there were 84,773,724 shares of the registrant’s common stock outstanding.

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

•our expectations regarding new and evolving markets and our ability to enter into new markets and introduce new products and services, such as our introduction of auto loans and small dollar loans;
•our ability to effectively secure and maintain the confidentiality of the information received, accessed, stored, provided and used across our systems;
•our ability to successfully obtain and maintain corporate funding and liquidity to support continued growth and for general corporate purposes;
•our capital allocation plans, including expected allocations of cash and timing for any share repurchases and other investments;
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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	March 31,
	2021	2022
Assets
Cash	$986,608	$757,828
Restricted cash	204,633	254,866
Loans (at fair value)	252,477	597,981
Property, equipment, and software, net	24,259	29,816
Operating lease right of use assets	96,118	93,219
Non-marketable equity securities	40,000	41,000
Goodwill	67,062	67,062
Intangible assets, net	19,906	18,837
Other assets (includes $26,676 and $34,344 at fair value as of December 31, 2021 and March 31, 2022, respectively)	129,392	126,982
Total assets(a)	$1,820,455	$1,987,591
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$6,563	$10,289
Payable to investors	107,598	139,802
Borrowings	695,432	769,222
Accrued expenses and other liabilities (includes $13,095 and $13,531 at fair value as of December 31, 2021 and March 31, 2022, respectively)	103,418	91,723
Operating lease liabilities	100,366	100,051
Total liabilities(a)	1,013,377	1,111,087
Stockholders’ equity:
Common stock, $0.0001 par value; 700,000,000 shares authorized; 83,659,665 and 84,676,746, shares issued and outstanding as of December 31, 2021 and March 31, 2022, respectively	8	9
Additional paid-in capital	740,849	777,582
Retained earnings	66,221	98,913
Total stockholders’ equity	807,078	876,504
Total liabilities and stockholders’ equity	$1,820,455	$1,987,591
____________
(a)The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by Upstart Holdings, Inc. at December 31, 2021 and March 31, 2022. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. The holders of the beneficial interests do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	March 31,
	2021	2022
Assets
Cash	$7,700	$407
Restricted cash	79,561	75,527
Loans (at fair value)	245,972	591,554
Other assets (includes $7,571 and $5,840 at fair value as of December 31, 2021 and March 31, 2022, respectively)	8,792	8,485
Total assets	$342,025	$675,973

Liabilities
Borrowings	48,536	121,551
Other liabilities	778	677
Total liabilities	$49,314	$122,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2022
Revenue:
Revenue from fees, net	$116,170	$313,982
Interest income and fair value adjustments, net	5,175	(3,846)
Total revenue	121,345	310,136
Operating expenses:
Sales and marketing	49,376	133,449
Customer operations	17,388	48,407
Engineering and product development	18,988	49,991
General, administrative, and other	20,019	43,456
Total operating expenses	105,771	275,303
Income from operations	15,574	34,833
Other expense	(5,251)	(2,122)
Net income before income taxes	10,323	32,711
Provision for income taxes	221	19
Net income	$10,102	$32,692

Net income per share, basic	$0.14	$0.39
Net income per share, diluted	$0.11	$0.34
Weighted-average number of shares outstanding used in computing net income per share, basic	73,629,122	84,230,445
Weighted-average number of shares outstanding used in computing net income per share, diluted	91,449,571	95,457,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	73,314,026	$7	$369,467	$(69,222)	$300,252
Issuance of common stock upon exercise of stock options	521,511	—	1,492	—	1,492
Issuance of common stock upon settlement of restricted stock units	308	—	—	—	—
Exercise of common stock warrants	72,407	—	—	—	—
Stock-based compensation expense	—	—	8,744	—	8,744
Net income	—	—	—	10,102	10,102
Balance as of March 31, 2021	73,908,252	$7	$379,703	$(59,120)	$320,590

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	83,659,665	$8	$740,849	$66,221	$807,078
Issuance of common stock upon exercise of stock options	888,961	1	5,625	—	5,626
Issuance of common stock upon settlement of restricted stock units	80,226	—	—	—	—
Issuance of common stock under employee stock purchase plan	47,894	—	4,431	—	4,431
Stock-based compensation expense	—	—	26,677	—	26,677
Net income	—	—	—	32,692	32,692
Balance as of March 31, 2022	84,676,746	$9	$777,582	$98,913	$876,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2022
Cash flows from operating activities
Net income	$10,102	$32,692
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of financial instruments	901	18,356
Stock-based compensation	8,622	25,050
Loss (gain) on loan servicing arrangement, net	67	(8,705)
Depreciation and amortization	816	2,781
Non-cash interest expense	18	776
Net changes in operating assets and liabilities:
Purchase of loans for immediate resale	(1,294,634)	(3,014,594)
Proceeds from immediate resale of loans	1,294,634	3,014,594
Purchase of loans held-for-sale	(18,240)	(443,190)
Principal payments received for loans held-for-sale	2,637	20,328
Proceeds from sale of loans held-for-sale	38,140	50,764
Other assets	(9,988)	7,287
Operating lease liability and right-of-use asset	234	2,584
Accounts payable	(5,807)	3,371
Payable to investors	10,989	32,204
Accrued expenses and other liabilities	4,601	(11,093)
Net cash provided by (used in) operating activities	43,092	(266,795)

Cash flows from investing activities
Proceeds from sale of loans held-for-investment	8,329	—
Principal payments received for loans held-for-investment	3,002	9,397
Principal payments received for notes receivable and repayments of residual certificates	3,119	2,067
Purchase of loans held-for-investment	(12,947)	—
Purchase of non-marketable equity security	—	(1,000)
Purchase of property and equipment	(267)	(1,629)
Capitalized software costs	(334)	(3,658)
Net cash provided by investing activities	902	5,177

Cash flows from financing activities
Proceeds from borrowings	5,831	80,004
Repayments of borrowings	(26,584)	(6,990)
Proceeds from issuance of common stock under employee stock purchase plan	—	4,431
Proceeds from exercise of stock options	1,492	5,626
Net cash provided by (used in) financing activities	(19,261)	83,071
Net increase (decrease) in cash and restricted cash	24,733	(178,547)
Cash and restricted cash at beginning of period	311,333	1,191,241
Cash and restricted cash at end of period	$336,066	$1,012,694

Supplemental disclosures of cash flow information
Cash paid for interest	$1,030	$1,763
Cash paid for income taxes	—	18

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2022

Supplemental disclosures of non-cash investing and financing activities
Capitalized stock-based compensation expense	$122	$1,627
Reclassification of loans held-for-investment to held-for-sale	26	109,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

1.Description of Business and Significant Accounting Policies
Description of Business

Upstart Holdings, Inc. and its subsidiaries (together “Upstart”, the “Company”, “we”, or “our”) apply modern data science and technology to the process of originating consumer credit. The Company helps originate credit, including personal and auto loans, by providing bank partners with a proprietary, cloud-based, artificial intelligence lending platform. As the Company’s technology continues to improve and additional banks adopt the Upstart platform, consumers benefit from improved access to affordable and frictionless credit. The Company currently operates in the United States and is headquartered in San Mateo, California and Columbus, Ohio. The Company’s fiscal year ends on December 31.
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

Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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
Stock-Based Compensation

The Company issues stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), and restricted stock to employees and non-employees, including directors and third-party service providers, and employee stock purchase rights granted under the Company’s employee stock purchase plan (“ESPP”). Stock options and employee stock purchase rights granted under the ESPP are initially measured at fair value at the date of grant using the Black-Scholes option-pricing model. RSUs and restricted stock are measured at the fair market value of our common stock at the grant date. PRSUs are initially measured at fair value using a Monte Carlo simulation model. Stock-based compensation expenses are recognized based on their respective grant-

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

date fair values. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures, such that the expense is recorded only for those awards that are expected to vest.
Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting standards during the three months ended March 31, 2022.
Recently Issued Accounting Pronouncements

In March 2020 the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting followed by ASU 2021-01, Reference Rate Reform, Scope issued in January 2021. ASU 2020-04 and ASU 2021-01 provide temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The optional guidance in ASU 2020-04 and ASU 2021-01 is effective for a limited period of time through December 31, 2022 and may be applied prospectively to contract modifications and hedging relationships. The Company does not expect the adoption of this guidance will have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). This standard has no impact on acquired contract assets or liabilities from business combinations occurring prior to the effective date of adoption. The Company is currently assessing the impact the standard will have on its condensed consolidated financial statements and related disclosures.

2.Revenue
Revenue from fees, net

The Company disaggregates revenue from fees by type of service for the periods presented as follows:

	Three Months Ended March 31,
	2021	2022
Revenue from fees, net:
Platform and referral fees, net	$106,953	$271,812
Servicing and other fees, net	9,217	42,170
Total revenue from fees, net	$116,170	$313,982
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

After origination, Upstart-powered loans are either retained by bank partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans purchased by the Company, Upstart pays bank partners a one-time loan premium fee upon completion of the minimum contractual holding period. Upstart also pays bank partners monthly loan trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the condensed consolidated statements of operations and comprehensive income. The Company recognized $3.6 million and $8.7 million of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net during the three months ended March 31, 2021 and 2022, respectively.

As of December 31, 2021 and March 31, 2022, the Company recorded $4.3 million and $5.2 million of loan trailing fee liability, respectively, which is recorded at fair value and included within accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets. Refer to “Note 4. Fair Value Measurement” for additional information on changes in fair value associated with trailing fee liabilities.

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

The Company did not recognize revenue from performance obligations related to prior periods for the periods presented. The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of December 31, 2021 and March 31, 2022. The Company had $44.8 million and $33.8 million of accounts receivable that are included in other assets on the condensed consolidated balance sheets related to contracts with customers as of December 31, 2021 and March 31, 2022, respectively. The standard payment terms on accounts receivable are 30 days. The Company’s allowance for bad debt and bad debt expense were immaterial for the periods presented.

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to acquire bank partners. Capitalized costs are amortized over the expected period of benefit,

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

which we have determined, based on an analysis, to be three years. The Company applies the practical expedient to expense costs to obtain contracts with customers if the amortization period is one year or less. As of December 31, 2021 and March 31, 2022, the Company had an immaterial amount of contract costs capitalized within other assets on the condensed consolidated balance sheets. The Company amortized an immaterial amount of capitalized contracts costs to sales and marketing in the condensed consolidated statements of operations and comprehensive income for the periods presented.

Customers accounting for greater than 10% of total revenue were as follows:

	Three Months Ended March 31,
	2021	2022
Customer A	60%	46%
Customer B	25%	31%

Customers accounting for greater than 10% of accounts receivable were as follows:

	Three Months Ended March 31,
	2021	2022
Customer C	21%	*
Customer D	39%	38%
* Less than 10%

Servicing and other fees, net

The Company also enters into contracts with bank partners and institutional investors to provide loan servicing for the life of Upstart-powered loans. These services commence upon origination of these loans by bank partners and include collection, processing and reconciliations of payments received, investor reporting and borrower customer support as well as distribution of funds to the holders of the loans. The Company charges the loan holder a monthly servicing fee calculated based on a predetermined percentage of the outstanding principal balance. Servicing fees also include certain ancillary fees charged on a per transaction basis for processing late payments and payments declined due to insufficient funds. Servicing fees are recognized in the period the services are provided. Loan servicing fees are not within the scope of ASC 606 and are accounted for under ASC 860, Transfers and Servicing.

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

The Company recognized a net gain (loss) related to loan servicing rights upon loan sales for the periods presented as follows:

	Three Months Ended March 31,
	2021	2022
Net gain (loss) related to loan servicing rights	$(67)	$8,705

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

The Company recognized collection agency fees and borrower fees, which are included in servicing and other fees, net for the periods presented as follows:

	Three Months Ended March 31,
	2021	2022
Collection agency fees	$863	$1,990
Borrower fees	$886	$5,230
Interest Income and Fair Value Adjustments, Net

Interest income and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments, held in the Company’s normal course of business at fair value, including loans and notes receivable and residual certificates.

The table below presents components of the interest income and fair value adjustments, net presented in the Company’s condensed consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,
	2021	2022
Interest income and fair value adjustments, net:
Interest income	$3,405	$15,134
Interest expense	(1,030)	(959)
Fair value and other adjustments, net(1)(2)	2,800	(18,021)
Total interest income and fair value adjustments, net	$5,175	$(3,846)
_________
1.Includes $2.8 million and $1.3 million of realized gain on sale of loans for the three months ended March 31, 2021 and 2022, respectively.
2.Includes $1.0 million of income from capital market programs, net for the three months ended March 31, 2021.

Interest income

Interest income is recognized based on the terms of the underlying agreements with borrowers for loans held on the Company’s condensed consolidated balance sheets and is earned over the life of a loan.

Interest income also includes accrued interest earned on outstanding loans but not collected. Loans that have reached a delinquency of over 120 days are classified as non-accrual status and any accrued interest recorded in relation to these loans is reversed in the respective period. The Company does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2021 and March 31, 2022, the Company has recorded

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

$2.6 million and $5.0 million of accrued interest income in loans on the condensed consolidated balance sheets, respectively.
Interest expense

Interest expense is primarily related to interest recorded on the Company’s borrowings on warehouse credit facilities and risk retention funding loans. Interest expense includes accrued interest incurred but not paid. Accrued interest expenses were immaterial as of December 31, 2021 and March 31, 2022.
Fair value and other adjustments, net

Fair value and other adjustments, net include changes in fair value of financial instruments, other than loan servicing assets and liabilities. These adjustments are recorded in the Company’s condensed consolidated statements of operations and comprehensive income and include both realized and unrealized changes to the value of related assets and liabilities. Refer to “Note 4. Fair Value Measurement” for additional information.

Fair value and other adjustments, net also include gains received through our securitization programs and amounts received from borrowers for previously charged-off loans held on the Company’s condensed consolidated balance sheets. These amounts are recognized in the period received.

3.Variable Interest Entities
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
Other Consolidated VIEs

Upstart Loan Trust 2, a Delaware statutory trust, holds personal and auto loans facilitated through the Upstart platform. These loans include, but are not limited to, loans not pledged or eligible to be pledged to the

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Company’s warehouse credit facilities or loans that were the result of the Company’s repurchases of loans for breaches of representations and warranties made to institutional investors.

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

	Assets	Liabilities	Net Assets
December 31, 2021
Total consolidated VIEs	$342,025	$49,314	$292,711

	Assets	Liabilities	Net Assets
March 31, 2022
Total consolidated VIEs	$675,973	$122,228	$553,745

The Company’s continued involvement in all of its securitizations in which it is the sponsor includes loan servicing rights and obligations for which it receives servicing fees over the life of the underlying loans. The Company monitors its status as the primary beneficiary and in case of reconsideration events, updates the analysis accordingly.
Unconsolidated VIEs

The Company’s transactions with unconsolidated VIEs include securitizations of unsecured personal whole loans and sales of whole loans to VIEs. While the Company continues to be involved with the unconsolidated VIEs in its role as the sponsor and the servicer of these transactions, the Company does not hold a significant economic interest in these entities and has determined that it is not the primary beneficiary of these entities. The Company’s unconsolidated VIEs include entities established as the issuers and grantor trusts for the 2018-2, 2019-1, and 2019-2 securitization transactions.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
March 31, 2022
Securitizations and other	$165,716	$116,886	$48,830	$13,599

The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $8.3 million and $6.4 million of securitization notes and residual certificates which are included in other assets on the condensed consolidated balance sheets as of December 31, 2021 and March 31, 2022, respectively. The Company also had $7.2 million of cash deposits made to reserve accounts for related securitizations, included in other assets on the condensed consolidated balance sheets as of December 31, 2021 and March 31, 2022.

The Company’s maximum exposure to loss from its involvement with unconsolidated VIEs represents the estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is remote, such as where the value of securitization notes and senior and residual certificates the Company holds as part of the risk retention requirement declines to zero.
Retained Interest in Unconsolidated VIEs

The investors and the securitization trusts have no direct recourse to the Company’s assets, and holders of the securities issued by the securitization trusts can look only to the assets of the securitization trusts that issued their securities for payment. The beneficial interests held by the Company and the Company’s majority-owned affiliates are subject principally to the credit and prepayment risk stemming from the underlying unsecured personal whole loans.
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

The Company routinely contributes loans to securitization transactions which it co-sponsors as a non-retaining sponsor. As a non-retaining sponsor and a servicer of these transactions, the Company does not retain economic risk in these deals. Contributions of loans to these securitizations are recognized as transfers under Topic 860, Transfers and Servicing.

4.Fair Value Measurement

The following table presents assets and liabilities measured at fair value and categorized as Level 3 in the fair value hierarchy:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31,	March 31,
	2021	2022
Assets
Loans	$252,477	$597,981
Notes receivable and residual certificates	8,288	6,384
Loan servicing assets	18,388	27,960
Total assets	$279,153	$632,325
Liabilities
Loan servicing liabilities	$8,780	$8,290
Trailing fee liabilities	4,315	5,241
Total liabilities	$13,095	$13,531

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
Loans

Loans included in the Company’s condensed consolidated balance sheets are classified as either held-for-sale or held-for-investment. As of December 31, 2021, $142.7 million and $109.8 million of loans held on the Company’s condensed consolidated balance sheets were classified as held-for-sale and held-for-investment, respectively. As of January 1, 2022 the Company reclassified all loans previously classified as held-for-investment to held-for-sale due to the Company’s intent and ability to sell the loans prior to maturity. All loans purchased during the three months ended March 31, 2022 were classified as held-for-sale.
Valuation Methodology

Loans held-for-sale and held-for-investment are measured at estimated fair value using a discounted cash flow model. The fair valuation methodology considers projected prepayments and historical defaults, losses and recoveries to project future losses and net cash flows on loans. Net cash flows are discounted using an estimate of market rates of return. The fair value of these loans also includes accrued interest.

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-investment and held-for-sale:

	December 31, 2021			March 31, 2022
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	3.42%	16.49%	7.29%	4.68%	16.95%	7.53%
Credit risk rate (1)	0.08%	55.79%	17.98%	0.01%	79.09%	14.65%
Prepayment rate (1)	8.70%	88.12%	40.35%	5.75%	91.56%	41.49%
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

Significant Recurring Level 3 Fair Value Input Sensitivity

The below table presents the sensitivity of the loans held-for-sale and held-for-investment to adverse changes in key assumptions used in the valuation model as of December 31, 2021 and March 31, 2022, respectively. The estimated fair value of these loans is not sensitive to adverse changes in expected prepayment rates as such changes would not result in a significant impact on the fair value in either periods.

	December 31,	March 31,
	2021	2022
Fair value of loans	$252,477	$597,981
Discount rates
100 basis point increase	(3,392)	(7,549)
200 basis point increase	(6,709)	(14,941)
Expected credit loss rates on underlying loans
10% adverse change	(3,959)	(8,915)
20% adverse change	(7,927)	(17,790)

Rollforward of Level 3 Fair Values

The following tables include a rollforward of the loans classified within Level 3 of the fair value hierarchy:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for- Sale	Loans Held-for-Investment	Total
Fair value at December 31, 2020	$60,232	$18,228	$78,460
Reclassification of loans from HFI to HFS	(26)	26	—
Purchases of loans	18,240	12,947	31,187
Sale of loans	(46,469)	—	(46,469)
Purchase of loans for immediate resale	1,294,634	—	1,294,634
Immediate resale	(1,294,634)	—	(1,294,634)
Repayments received	(3,310)	(2,329)	(5,639)
Changes in fair value recorded in earnings	357	(558)	(201)
Other changes	(230)	81	(149)
Fair value at March 31, 2021	$28,794	$28,395	$57,189

	Loans Held-for- Sale	Loans Held-for-Investment	Total
Fair value at December 31, 2021	$142,685	$109,792	$252,477
Reclassification of loans from HFI to HFS	109,792	(109,792)	—
Purchases of loans	443,190	—	443,190
Sale of loans	(50,764)	—	(50,764)
Purchase of loans for immediate resale	3,014,594	—	3,014,594
Immediate resale	(3,014,594)	—	(3,014,594)
Repayments received	(29,726)	—	(29,726)
Changes in fair value recorded in earnings	(19,511)	—	(19,511)
Other changes	2,315	—	2,315
Fair value at March 31, 2022	$597,981	$—	$597,981
The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the condensed consolidated balance sheets:

	Loans		Loans > 90 Days Past Due
	December 31,	March 31,	December 31,	March 31,
	2021	2022	2021	2022
Outstanding principal balance	$277,228	$636,132	$1,979	$3,256
Net fair value and accrued interest adjustments	(24,751)	(38,151)	(1,692)	(2,970)
Fair value(1)	$252,477	$597,981	$287	$286
_________
(1)     Includes $50.1 million and $230.8 million of auto loans as of December 31, 2021 and March 31, 2022, respectively, of which an immaterial amount is 90 days or more past due for each period presented.

The Company places loans on non-accrual status at 120 days past due. Any accrued interest recorded in relation to these loans is reversed in the respective period. The Company charges-off loans no later than 120 days past due.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Assets related to Securitization Transactions

As of December 31, 2021 and March 31, 2022, the Company held notes receivable and residual certificates with an aggregate fair value of $8.3 million and $6.4 million, respectively, within other assets on the Company’s condensed consolidated balance sheets. The balances consist of securitization notes and residual certificates corresponding to the 5% economic risk retention the Company is required to maintain as the retaining sponsor of the unconsolidated securitizations.
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements of assets related to securitization transactions:

	December 31, 2021			March 31, 2022
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Notes receivable and residual certificates
Discount rate	4.96%	15.72%	6.78%	4.47%	16.17%	7.40%
Credit risk rate (1)	0.04%	50.69%	18.47%	0.04%	50.69%	18.52%
Prepayment rate (1)	15.60%	36.08%	27.82%	15.60%	36.08%	27.77%
_________
(1)Expressed as a percentage of the original principal balance of the loans underlying the financial instruments
(2)Unobservable inputs were weighted by relative fair value

Significant Recurring Level 3 Fair Value Input Sensitivity

The securities issued in the securitization transactions are senior or subordinated based on the waterfall criteria of loan payments to each security class, with the residual interest (the “residual certificates”) issued being the first to absorb credit losses in accordance with the waterfall criteria. Accordingly, the residual certificates are the most sensitive to adverse changes in credit risk rates. Depending on the specific securitization, a hypothetical increase in the credit risk rate of 10% to 20% would result in significant decreases in the fair value of the residual certificates. On average, a hypothetical increase in the credit risk rate under a discounted cash flow methodology of 20% would result in a 10% decrease in the fair value of the residual certificates as of March 31, 2022. The remaining classes of securities, with the exception of those in 2018-2, are all overcollateralized such that changes in credit risk rates are not expected to have significant impacts on their fair values.

The fair value of the securities is also sensitive to adverse changes in discount rates, which represent estimates of the rates of return that institutional investors would require when investing in financial instruments with similar risk and return characteristics. On average, a hypothetical 100 basis point increase in discount rates results in a decrease in fair value of the securities (including securitization notes and residual certificates) of 0.69% and 0.65% as of December 31, 2021 and March 31, 2022, respectively. On average, a hypothetical 200 basis point increase in discount rates results in a decrease in fair value of securitization notes and residual certificates of 1.37% and 1.28% as of December 31, 2021 and March 31, 2022, respectively.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The fair value of securitization notes and residual certificates are not sensitive to adverse changes in expected prepayment rates as such changes would not result in a significant impact on the fair value as of December 31, 2021 and March 31, 2022.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of the notes receivable and residual certificates related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy:

Notes Receivable and Residual Certificates
Fair value at December 31, 2020	$19,074
Repayments and settlements	(3,119)
Changes in fair value recorded in earnings	78
Fair value at March 31, 2021	$16,033

Notes Receivable and Residual Certificates
Fair value at December 31, 2021	$8,288
Repayments and settlements	(2,067)
Changes in fair value recorded in earnings	163
Fair value at March 31, 2022	$6,384
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2021			March 31, 2022
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	13.00%	20.00%	17.69%	13.00%	20.00%	17.56%
Credit risk rate (1)	0.03%	52.78%	18.36%	0.03%	62.06%	17.84%
Market-servicing rate (3)(4)(5)	0.62%	3.73%	0.62%	0.62%	3.73%	0.62%
Prepayment rate (1)	5.99%	91.43%	36.39%	5.99%	92.72%	38.54%
_________

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
Significant Recurring Level 3 Fair Value Input Sensitivity

The table below presents the fair value sensitivity of loan servicing assets and liabilities to adverse changes in key assumptions. The fair value of loan servicing assets and liabilities is not sensitive to adverse changes in discount rates and prepayment rates as such changes would not result in a significant impact on the fair value as of December 31, 2021 and March 31, 2022, respectively.

	December 31,	March 31,
	2021	2022
Fair value of loan servicing assets	$18,388	$27,960
Expected market-servicing rates
10% market-servicing rates increase	(5,539)	(8,150)
20% market-servicing rates increase	(11,002)	(16,236)

	December 31,	March 31,
	2021	2022
Fair value of loan servicing liabilities	$8,780	$8,290
Expected market-servicing rates
10% market-servicing rates increase	5,357	4,938
20% market-servicing rates increase	10,788	9,940

Rollforward of Level 3 Fair Values

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following tables present a rollforward of the loan servicing assets and liabilities classified by the Company within Level 3 of the fair value hierarchy:

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2020	$6,831	$8,254
Sale of loans	3,452	3,519
Changes in fair value recorded in earnings	(1,549)	(920)
Fair value at March 31, 2021	$8,734	$10,853

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2021	$18,388	$8,780
Sale of loans	10,610	1,905
Changes in fair value recorded in earnings	(1,038)	(2,395)
Fair value at March 31, 2022	$27,960	$8,290
Trailing Fee Liabilities

The Company pays certain bank partners monthly trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Significant inputs used for estimating the fair value of trailing fee liabilities included discount rates of 3.42% to 16.49% and credit risk rates of 0.08% to 55.79% as of December 31, 2021 and discount rates of 4.68% to 16.95% and credit risk rates of 0.01% to 79.09% as of and March 31, 2022.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Trailing Fee Liabilities
Fair value at December 31, 2021	$4,315
Issuances	1,667
Repayments and settlements	(629)
Changes in fair value recorded in earnings	(112)
Fair value at March 31, 2022	$5,241

5.Goodwill and Intangible Assets

Goodwill

During the three months ended March 31, 2022, there were no changes in the carrying amount of goodwill of $67.1 million on the Company’s condensed consolidated balance sheets.

Intangible Assets

Acquired intangible assets subject to amortization are as follows:

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$9,400	$3,133	$6,267	2.0
Customer relationships	13,700	1,142	12,558	11.0
	$23,100	$4,275	$18,825

Amortization expense was $1.1 million for the three months ended March 31, 2022. There were no intangible assets subject to amortization for the three months ended March 31, 2021.

Expected future amortization expense for intangible assets as of March 31, 2022 is as follows:

Fiscal Years:
Remaining 2022	$3,206
2023	4,275
2024	1,925
2025	1,142
2026	1,142
Thereafter	7,135
Total	$18,825

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

6.Balance Sheet Components
Other Assets

Other assets consisted of the following:

	December 31,	March 31,
	2021	2022
Servicing fees and other receivables	$55,518	$48,620
Deposits	8,377	8,818
Prepaid expenses	30,012	28,877
Loan servicing assets (at fair value)	18,388	27,960
Notes receivable and residual certificates (at fair value)	8,288	6,384
Other assets	8,809	6,323
Total other assets	$129,392	$126,982

Servicing fees and other receivables represent amounts recognized as revenue but not yet collected in relation to servicing and other agreements with institutional investors and bank partners.
Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

	December 31,	March 31,
	2021	2022
Internally developed software	$17,735	$23,020
Computer and networking equipment	3,796	4,535
Furniture and fixtures	3,199	3,205
Leasehold improvements	7,450	8,689
Total property, equipment, and software	32,180	39,449
Accumulated depreciation and amortization	(7,921)	(9,633)
Total property, equipment, and software, net	$24,259	$29,816

For the three months ended March 31, 2021 and 2022, depreciation and amortization expense on property, equipment, and software was immaterial. Capitalized internally developed software balances, net of accumulated amortization, were $13.5 million and $17.8 million as of December 31, 2021 and March 31, 2022, respectively.
Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31,	March 31,
	2021	2022
Accrued expenses	$48,207	$54,972
Accrued payroll	37,293	14,822
Loan servicing liabilities (at fair value)	8,780	8,290
Trailing fee liability (at fair value)	4,315	5,241
Other liabilities	4,823	8,398
Total accrued expenses and other liabilities	$103,418	$91,723

7.Borrowings

The following table presents the aggregate principal outstanding of all loans mentioned in this note that are included in the condensed consolidated balance sheets:

	Borrowings
	December 31,	March 31,
	2021	2022
Warehouse credit facilities	48,030	121,551
Risk retention funding loan	507	—
Convertible senior notes	661,250	661,250
Total payments due	709,787	782,801
Unamortized debt discount	(14,355)	(13,579)
Total borrowings	$695,432	$769,222
Warehouse Credit Facilities
Upstart Loan Trust Credit Facility

In November 2015, the Company’s consolidated VIE, Upstart Loan Trust (“ULT”), entered into a revolving credit and security agreement with a third-party lender (the “ULT Warehouse Credit Facility”). The credit and security agreement for the ULT Warehouse Credit Facility was amended and restated in its entirety in May 2020 and further amended in June 2021. Under the revolving credit and security agreement, as amended from time to time, ULT may borrow up to $100.0 million (subject to a borrowing base calculation) until the earlier of June 15, 2023 or the occurrence of an accelerated amortization event. An accelerated amortization event includes, but are not limited to, failure to satisfy certain loan performance metrics or the occurrence of an event of default. The proceeds may only be used to purchase unsecured personal loans from Upstart’s platform and to pay fees and expenses related to the credit facility. The ULT Warehouse Credit Facility matures on the earlier of June 15, 2024 or acceleration of the facility following an event of default, upon which date 100% of the outstanding principal amount, together with any accrued and unpaid interest, becomes due and payable. The entire amount of the outstanding principal and interest may be prepaid at any time without penalty. The ULT Warehouse Credit Facility bears a floating interest rate of LIBOR (the “ULT Benchmark Rate”) plus a spread ranging from 1.90% to 4.00% per annum, due and payable monthly in arrears. In the event that LIBOR ceases to be available, the ULT Benchmark Rate will be replaced with an alternative rate such as the Secured Overnight Financing Rate (“SOFR”). The Company is subject to additional interest payments under a minimum utilization requirement of $30 million, as well as a monthly unused fee ranging from 0.10% to 1.00% per annum on the undrawn balance. The maximum advance rate under the ULT Warehouse Credit Facility on outstanding principal of loans held by ULT was 85% as of December 31, 2021 and March 31, 2022.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The ULT Warehouse Credit Facility contains certain financial covenants. As of December 31, 2021 and March 31, 2022, ULT was in compliance with all applicable covenants under the ULT Warehouse Credit Facility. The creditors of ULT have no recourse to the general credit of the Company, except for certain limited obligations of ULT to its creditors that are guaranteed by the Company. The Company does not guarantee the credit performance of the loans owned by ULT, and the loans and other assets owned by ULT are not available to settle the claims of creditors of the Company.

The following table includes the aggregate balances held by ULT that were pledged as collateral for the ULT Warehouse Credit Facility and included in loans at fair value and restricted cash in the condensed consolidated balance sheets:

	ULT Warehouse Credit Facility
	December 31, 2021	March 31, 2022
Outstanding borrowings	$48,030	$90,113
Aggregate outstanding principal of loans pledged as collateral	76,865	123,362
Aggregate fair value of loans purchased and held by ULT	142,687	262,601
Restricted cash pledged as collateral	76,256	34,996
Upstart Auto Warehouse Trust Credit Facility

In December 2021, the Company’s consolidated VIE, Upstart Auto Warehouse Trust (“UAWT”), entered into a revolving credit and security agreement with a third-party lender (the “UAWT Warehouse Credit Facility”). Under the revolving credit and security agreement, UAWT may borrow up to $100.0 million until the earlier of December 2022 or the occurrence of an accelerated amortization event. An accelerated amortization event includes, but are not limited to, failure to satisfy certain loan performance metrics or the occurrence of an event of default. The proceeds may only be used to purchase secured auto loans originated using Upstart’s platform and to pay fees and expenses related to the credit facility. The UAWT Warehouse Credit Facility matures in December 2023. The entire amount of the outstanding principal and accrued interest and fees may be prepaid at any time without penalty. Borrowings under the UAWT Warehouse Credit Facility bears interest per annum at a rate equivalent to the weighted-average cost of commercial paper notes issued by the lender (the “UAWT Benchmark Rate”), plus a spread ranging from 1.8% to 3.5%. In the event the UAWT Benchmark Rate cannot be adequately ascertained or available, the UAWT Benchmark Rate will be replaced with an alternative rate such as SOFR. In addition, the UAWT Warehouse Credit Facility is also subject to a monthly unused fee of 0.50% per annum on the undrawn balance. The maximum advance rate under the UAWT Auto Warehouse Trust Credit Facility on outstanding principal of loans held by UAWT was 82.5% as of December 31, 2021 and March 31, 2022.

The UAWT Warehouse Credit Facility contains certain financial covenants. As of December 31, 2021 and March 31, 2022, UAWT was in compliance with all applicable covenants under the UAWT Warehouse Credit Facility. The creditors of UAWT have no recourse to the general credit of the Company, except for certain limited obligations of UAWT to its creditors that are guaranteed by the Company.

The following table includes the aggregate balances held by UAWT that were pledged as collateral for the UAWT Warehouse Credit Facility and included in loans at fair value and restricted cash in the condensed consolidated balance sheets as of March 31, 2022. The Company had no outstanding borrowings or loans owned by UAWT that were pledged as collateral under the UAWT Warehouse Credit Facility as of December 31, 2021.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

UAWT Warehouse Credit Facility
March 31, 2022
Outstanding borrowings	$31,438
Aggregate outstanding principal of loans pledged as collateral	38,533
Aggregate fair value of loans purchased and held by UAWT	57,549
Restricted cash pledged as collateral	578
Risk Retention Funding Loan

In September 2019, Upstart RR Funding 2019-2, LLC (the “2019-2 RR entity”), a consolidated VIE of UNI, entered into a loan and security agreement to finance the Company’s risk retention balance in the Upstart Securitization Trust 2019-2. Under this agreement, the balance borrowed by the 2019-2 RR entity has an annual interest rate of 4.33% and is repaid using cash proceeds received by the 2019-2 RR entity as part of monthly cash distributions from the 2019-2 securitization on securitization notes and residual certificates. As of December 31, 2021 the outstanding principal balance under the 2019-2 RR Financing Agreement was $0.5 million. In February 2022, the Company repaid the outstanding principal and accrued interest in full.

The borrowings are solely the obligations of the 2019-2 RR entity and the Company is not obligated thereon. The securities and other assets owned by the 2019-2 RR entity are not available to settle the claims of creditors of the Company. Assets pledged as collateral for the risk retention funding loans include $4.8 million of securities held for risk retention for 2019-2 securitization transactions, included in other assets on the consolidated balance sheets as of December 31, 2021.

Convertible Senior Notes

On August 20, 2021, the Company issued $661.3 million aggregate principal amount of 0.25% convertible senior notes due 2026 (“Notes”) pursuant to an indenture (the “Indenture”), (including the exercise in full of the initial purchasers’ option of an additional $86.3 million aggregate principal of additional notes) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the sale of the Notes were $645.5 million after deducting debt issuance costs. The estimated fair value of the Notes as of December 31, 2021 and March 31, 2022 was approximately $627.5 million and $564.2 million, respectively, which represent Level 2 valuations in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market. The carrying value of the Notes of December 31, 2021 and March 31, 2022 was $646.9 million and $647.7 million, respectively.

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

The Company accounted for the issuance of the Notes as a single liability at par as the conversion feature does not require bifurcation as a derivative under ASC 815 and the Notes were not issued at a substantial premium. Debt issuance costs related to the Notes totaled $15.7 million and consisted of underwriting fees and third-party offering costs, which are amortized to interest expense using the effective interest method over the contractual term. For the three months ended March 31, 2022, the Company recorded $0.4 million of coupon interest expense and amortization of debt issuance costs of $0.8 million within other expense on the condensed consolidated statements of operations and comprehensive income. The effective interest rate of the Notes is 0.7%.

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

The following table summarizes the aggregate amount of maturities of all borrowings as of March 31, 2022:

March 31, 2022
Remaining 2022	$—
2023	31,438
2024	90,113
2025	—
2026	661,250
2027	—
Total	$782,801

8.Stockholders’ Equity
Common Stock Reserved for Future Issuance

The Company's amended and restated certificate of incorporation authorizes the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share. Shares of common stock reserved for issuance, on an as-converted basis, are as follows:

	December 31,	March 31,
	2021	2022
Options issued and outstanding	12,785,176	12,098,735
RSUs outstanding	1,508,615	2,047,575
PRSUs outstanding	—	687,500
Shares available for future issuance under 2020 plan	9,979,700	12,653,410
Shares available for issuance under ESPP	1,869,302	2,657,991
Total	26,142,793	30,145,211
Share Repurchase Program

In February 2022, the Board of Directors authorized the Company to purchase up to $400.0 million of common stock of the Company. The Company may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1. The repurchase program does not obligate the Company to acquire any particular amount of its common stock, and may be suspended or terminated by the Company at any time at its discretion

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

without prior notice. During the three months ended March 31, 2022, the Company did not repurchase any shares under the program.
Equity Incentive Plan

The Company's 2020 Equity Incentive Plan authorizes grants of ISOs, NSOs, stock appreciation rights, restricted stock, RSUs, and performance awards to eligible participants.
Stock Options

The following table summarized stock option activity for the three months ended March 31, 2022:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2021	12,785,176	$10.23	6.8	$1,803,812
Options granted	263,757	129.61
Options exercised	(888,961)	6.37
Options cancelled and forfeited	(61,237)	28.13
Balances at March 31, 2022	12,098,735	13.03	6.6	1,174,625
Options exercisable – March 31, 2022	7,386,004	3.89	5.5	777,194
Options vested and expected to vest – March 31, 2022	12,010,095	$12.60	6.6	$1,170,468

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of March 31, 2022. The aggregate intrinsic value of options exercised for the three months ended March 31, 2021 and 2022, was $65.7 million and $105.2 million, respectively. The weighted-average grant date fair value of options granted during the three months ended March 31, 2021 and 2022, was $61.67, and $63.78 per share, respectively. The total fair value of options vested for the three months ended March 31, 2021 and 2022, was $3.6 million, and $6.7 million, respectively.

As of March 31, 2022, total unrecognized stock-based compensation expense related to unvested stock options was $64.6 million, which is expected to be recognized over a remaining weighted-average period of 1.8 years.
Restricted Stock Units

The Company grants RSUs to employees and nonemployees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over four years. The following table summarized RSU activity for the three months ended March 31, 2022:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	1,508,615	$140.10
RSUs granted	661,064	127.55
RSUs vested	(80,226)	96.81
RSUs cancelled and forfeited	(41,878)	136.98
Unvested at March 31, 2022	2,047,575	$137.81

As of March 31, 2022, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $242.5 million, which is expected to be recognized over a remaining weighted-average period of 3.0 years.
Restricted Stock

In connection with the Prodigy acquisition in April 2021, 82,201 shares of the Company’s restricted stock were issued to certain Prodigy employees. The restricted stock is subject to restrictions which lapse on a quarterly basis over two years.

The following table summarized Restricted Stock activity for the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	61,651	$121.65
Vested	10,275	121.65
Unvested at March 31, 2022	51,376	$121.65

As of March 31, 2022, total unrecognized stock-based compensation expense related to restricted stock was $5.2 million, which is expected to be recognized over a remaining weighted-average period of 1.1 years.

Performance-based Restricted Stock Units

On February 18, 2022, the Compensation Committee of the Board of Directors, after extensive consultation with its independent compensation consultants, approved the grant of a PRSU award to an executive for 687,500 shares that will generally vest at the end of a period of seven years based on the achievement of certain stock price targets for the Company’s common stock.

Except as otherwise provided in the Performance Award Agreement, the PRSU award will vest only if the executive is employed on a full-time basis through January 1, 2029 (the “Final Measurement Date”) and only to the extent that the company stock price targets are met. The first time that performance will be measured is on January 1, 2027 and achievement will be determined based on the average closing price of the Company’s stock on the 60 consecutive trading days ending immediately prior to that date. If any company stock price target is met at that time, up to 40% of the cumulative PRSUs possible for such company stock price target will become eligible to vest. One year later on January 1, 2028, the same procedure will be followed and if any higher company stock price target is met, up to 80% of the cumulative PRSUs possible for such company stock price target, less any PRSUs that previously vested, will vest. On the Final Measurement Date, the same procedure will be followed and the cumulative PRSUs possible for the highest company stock price target met at such time, less any PRSUs that

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

previously became eligible to vest, will become eligible to vest. All PRSUs which did not meet the Company stock price targets on the Final Measurement Date will be forfeited.

The ability to become eligible to vest only in up to 40% of the cumulative PRSUs possible after five years and only up to 80% of the cumulative PRSUs possible after six years was intentionally structured to ensure that sustained long-term stock price performance must be achieved. The 40% and 80% limitations do not apply in the case of a change in control prior to the Final Measurement Date.

Compensation expense associated with the PRSUs is recognized using the straight-line attribution method for each of the nine vesting tranches over the respective derived service period. The weighted-average grant date fair value using the Monte Carlo simulation was $68.76 per share. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether these conditions will be achieved or not, and stock-based compensation expense for any such awards is not reversed if the market condition is not met. As of March 31, 2022, total unrecognized stock-based compensation expense related to outstanding unvested PRSUs was $46.3 million, which is expected to be recognized over a remaining weighted-average period of 5.4 years.
2020 Employee Stock Purchase Plan

Our ESPP provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on the exercise date. During the three months ended March 31, 2022, 47,894 shares of common stock were purchased under the ESPP.

As of March 31, 2022, total unrecognized stock-based compensation expense related to the ESPP was $2.3 million, which is expected to be recognized over a remaining weighted-average period of 0.4 years.
Fair Value of Awards Granted

In determining the fair value of stock-based awards, the Company uses a Black-Scholes option-pricing model for its options granted and ESPP purchase rights and a Monte Carlo simulation model for its PRSUs. The inputs used for estimating the fair values of options granted, ESPP purchase rights and PRSUs granted during the period include:

Fair Value of Common Stock–The fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the Nasdaq Global Select Market.

Expected Term–The expected term represents the period that the Company’s stock options and ESPP purchase rights are expected to be outstanding. We estimate the expected term based on the simplified method, which is the weighted-average time to vesting and the contractual maturity. The expected term for PRSUs is the simulation term, the time period from the valuation date to the end of the performance measurement period.

Volatility–Because the Company has not had an active trading market for its common stock for a sufficient period of time, the expected volatility is estimated based on the average volatility for comparable publicly-traded companies, over a period equal to the expected term of the stock option grants.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following assumptions were used to estimate the fair value of options granted:

Three Months Ended March 31,
	2021	2022
Expected term (in years)	5.3 – 6.9	5.2 – 7.0
Expected volatility	63.12% – 65.01%	47.58% – 48.72%
Risk-free interest rate	0.62% – 1.14%	1.70% – 2.16%
Dividend yield	—%	—%

The following assumptions were used to estimate the fair value of the February 2022 PRSUs granted:

Expected term (in years)	6.9
Expected volatility	48.43%
Risk-free interest rate	1.89%
Dividend yield	—%

The following assumptions were used to estimate the fair value of ESPP purchase rights:

	Three Months Ended March 31,
	2021	2022
Expected term (in years)	0.6	0.5
Expected volatility	61.65%	91.98%
Risk-free interest rate	0.09%	0.72%
Dividend yield	—%	—%

Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its condensed consolidated statements of operations and comprehensive income for employees and nonemployees:

	Three Months Ended March 31,
	2021	2022
Sales and marketing	$753	$2,238
Customer operations	752	1,619
Engineering and product development	4,307	13,634
General, administrative, and other	2,810	7,559
Total	$8,622	$25,050

9.Leases

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

In connection with the Company’s lease agreements, letters of credit were issued on behalf of the Company for the benefit of the landlord in an aggregate amount of $3.4 million. The letters of credit are secured by certificates of deposit which are included in restricted cash on the condensed consolidated balance sheets.

As of March 31, 2022, future minimum lease payments are as follows:

Operating Leases
Remaining 2022	$9,139
2023	14,741
2024	16,574
2025	17,050
2026	17,546
Thereafter	51,954
Total undiscounted lease payments	127,004
Less: Tenant improvement receivables	(8,109)
Less: Present value adjustment	(18,844)
Operating lease liabilities	$100,051

The Company did not have any material finance leases in any period presented. The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance and parking fees, were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial for the periods presented. Operating lease expense was as follows:

	Three Months Ended March 31,
	2021	2022
Rent expense	$1,528	$3,932
Variable lease payments	$299	$866

Supplemental cash flow and non-cash information related to the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2021	2022
Cash paid for amounts included in the measurement of lease liabilities	$1,057	$2,063

Supplemental balance sheet information related to the Company’s operating leases was as follows:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

March 31,
2022
Weighted-average remaining lease term (in years)	7.82
Weighted-average discount rate	3.83%

10.Commitments and Contingencies
Loan Purchase Obligation

Under the Company’s loan agreements with certain bank partners, the banks retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the conclusion of the required holding period. As of December 31, 2021 and March 31, 2022, the total loan purchase commitment included outstanding principal balance of $111.3 million and $114.2 million, respectively.
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

The maximum potential amount of future payments associated under this obligation is the outstanding balances of the loans sold to the investors, which at December 31, 2021 and March 31, 2022 is $12,905.5 million and $15,422.3 million, respectively. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial historically. The Company has recorded contingent liabilities as of December 31, 2021 and March 31, 2022 of immaterial amounts to cover estimated future obligations related to these contractual terms. These amounts are included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.
Legal

From time to time the Company is subject to, and it is presently involved in, litigation and other legal proceedings. Accounting for contingencies requires the Company to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2021 and March 31, 2022, no loss contingency has been recorded in connection with legal proceedings arising in the ordinary course of business.
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

11.Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2021 and 2022, are as follows:

	Three Months Ended March 31,
	2021	2022
Provision for income taxes	$221	$19
Effective tax rate	1.96%	0.06%
The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. The decrease in the effective tax rate for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily driven by an increase in the separate filing states’ valuation allowance. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowance on the Company’s deferred tax assets as it is more likely than not that some or all of these deferred tax assets will not be realized.

12.Net Income Per Share

Basic net income per common share is based on the weighted-average common shares outstanding during the relevant period. Diluted net income per share is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards and convertible debt.

For periods in which the Company reports net losses, basic and diluted net loss per share are the same because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended March 31,
	2021	2022
Numerator:
Net income	$10,102	$32,692
Denominator:
Weighted-average common shares outstanding used to calculate net income per share, basic	73,629,122	84,230,445
Weighted-average effect of dilutive securities	17,820,449	11,227,331
Weighted-average common shares outstanding used to calculate net income per share, diluted	91,449,571	95,457,776

Net income per share, basic	$0.14	$0.39
Net income per share, diluted	$0.11	$0.34

The following securities were excluded from the computation of diluted net income per share for the periods presented, because including them would have been anti-dilutive. These amounts represent the number of instruments outstanding at the end of each respective period:

	Three Months Ended March 31,
	2021	2022
Options to purchase common stock	617,424	718,911
Unvested RSUs	737,682	1,077,703
Unvested PRSUs	—	687,500
Purchase rights committed under the ESPP	—	2,620
Convertible debt	—	2,318,078
Total	1,355,106	4,804,812

13.Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2022, through May 9, 2022, the date the condensed consolidated financial statements were filed with the SEC. Based on the evaluation, other than any items recorded or disclosed within the condensed consolidated financial statements and related notes, the Company has determined no subsequent events were required to be recognized or disclosed.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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

Our bank partners can retain loans that align with their business and risk objectives. For loans that are not retained by our bank partners, we help diversify the funding of these loans to a broad base of institutional investors that invest in Upstart-powered loans. Over the last few years, the percentage of loans funded through our balance sheet has generally decreased, while the percentage of loans purchased by institutional investors has generally increased. However, in the first quarter of 2022 we saw an increase in the percentage of loans retained by Upstart. These loans were primarily originated for research and development purposes to support both our auto lending platform and expand our personal unsecured loan offering to borrowers of different risk tiers. Upstart has also at times utilized its balance sheet to support short-term funding requirements of loans that would otherwise be held by institutional investors.
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loans on our platform today are predominantly sourced from Upstart.com. For these loans, we incur variable costs in the form of borrower acquisition costs and borrower verification and servicing costs. Borrower acquisition costs and borrower verification and servicing costs are highly correlated with the Transaction Volume, Number of Loans on our platform have trended upwards on a period-by-period basis. The continued improvements to our level of automation and Conversion Rate achieved through our increasingly sophisticated risk models and our evolving channel mix contribute to improving loan unit economics over time.
COVID-19 Pandemic Impact

Starting in the second half of March 2020, the COVID-19 pandemic impacted origination volumes on our platform. The rapid rise in unemployment in the United States led to a reduction in originations by bank partners and a temporary pause in loan funding from institutional investors and capital markets.

During the peak of the COVID-19 pandemic, we made certain operational changes, including temporary reductions in our marketing activities and certain operational expenses. In order to support borrowers suffering from income loss due to the pandemic, Upstart also worked with its bank partners to offer hardship plans that, among other things, allowed affected borrowers to defer loan payments for up to two months. At the peak, 5.6% of borrowers on our platform had enrolled in a hardship program, less than half the rate of online lending industry benchmarks, and 95% of those impacted borrowers eventually exited the hardship program and resumed making loan payments. Origination volumes on our platform normalized by year-end 2020, with bank partners increasing originations and institutional investors and capital markets resuming loan funding.

The level of government assistance that was made available to consumers starting in the second quarter of 2020 was unprecedented, driving significant reduction in loan default rates and resulting in strong credit performance of Upstart-powered loans from the second quarter of 2020 through the third quarter of 2021. Since then, most government assistance programs have expired and the default rates of borrowers on our platform have returned to pre-pandemic levels.

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

We believe that significant growth opportunities exist to apply our evolving technology to additional segments of credit, such as small business loans, small dollar loans, mortgage loans, and beyond. In addition, we aim to serve a broader role of technology enablement for banks, which we believe will seek more comprehensive technology solutions from their suppliers. We will incur expenses and opportunity cost to develop and launch new products. Monetization prospects for new products are uncertain, and costs associated with integrating, developing and marketing new products might not be recovered, which could weigh on our top-line growth and profitability.
Impact of Macroeconomic Cycles

Economic cycles can impact our financial performance and related metrics, including increasing the rate of returns our bank partners and institutional investors are willing to accept, which in turn would generally increase interest rates offered to borrowers causing lower borrower demand. In a potential downturn, we believe consumer lending will generally contract, including the volume transacted on our own platform. However, the performance of Upstart-powered loans through an economic downturn will be important in further validating our AI models with banks and institutional investors. If we are able to continue demonstrating the resilience of Upstart-powered loans through future macroeconomic cycles relative to general consumer credit, it could strengthen our competitive positioning as we emerge from such downturns.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction. The following presents our key operating and financial metrics:

	Three Months Ended March 31,
	2021	2022
Transaction Volume, Dollars	$1,729	$4,535
Transaction Volume, Number of Loans	169,750	465,537
Conversion Rate	22.0%	21.4%
Percentage of Loans Fully Automated	71%	74%

Contribution Profit(1)	$55,786	$147,841
Contribution Margin(1)	48%	47%
Adjusted EBITDA(1)	$20,999	$62,590
Adjusted EBITDA Margin(1)	17%	20%
Adjusted Net Income(1)	$19,944	$58,621
Adjusted Net Income per Share:
Basic(1)	$0.27	$0.70
Diluted(1)	$0.22	$0.61
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

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Three Months Ended March 31,
	2021	2022
Revenue from fees, net	116,170	313,982
Borrower acquisition costs(1)	(46,122)	(123,814)
Borrower verification and servicing costs(2)	(14,262)	(42,327)
Total direct expenses	(60,384)	(166,141)
Contribution Profit	$55,786	$147,841
Contribution Margin	48%	47%
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

Adjusted EBITDA and Adjusted EBITDA Margin

We calculate Adjusted EBITDA as net income adjusted to exclude stock-based compensation expense and certain payroll tax expenses, depreciation and amortization, expense on convertible notes, provision for income taxes and acquisition-related costs. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue. Adjusted EBITDA and Adjusted EBITDA Margin includes interest expense from corporate debt and warehouse credit facilities which is incurred in the course of earning corresponding interest income. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA Margin.
Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income as net income exclusive of stock-based compensation expense and certain payroll tax expenses and acquisition-related costs. Adjusted Net Income Per Share is calculated by dividing Adjusted Net Income Per Share by the weighted-average common shares outstanding. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income to Adjusted Net Income and Adjusted Net Income per Share.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Components of Results of Operations
Revenue from Fees, Net
Platform and Referral Fees, Net

We charge our bank partners platform fees in exchange for usage of our AI lending platform, which includes collection of loan application data, underwriting of credit risk, verification and fraud detection, and the delivery of electronic loan offers and associated documentation. We also charge referral fees to our bank partners in exchange for the referral of borrowers from Upstart.com. Referral fees are charged to bank partners on a per borrower basis upon origination of a loan. These fees are charged net of any fees the bank partner charges Upstart. Upstart pays these bank partners a one-time loan premium fee upon completion of the minimum holding periods. Upstart also pays bank partners monthly loan trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. See “Note 2. Revenue” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about loan premium fees and trailing fees.
Servicing and Other Fees, Net
Servicing fees are calculated as a percentage of outstanding principal and are charged monthly to any entities holding loans facilitated through our platform, to compensate us for activities we perform throughout the loan term, including collection, processing and reconciliations of payments received, investor reporting and borrower customer support. Servicing fees are recorded net of any gains, losses or changes to fair value recognized in the underlying servicing rights and obligations, which are carried as assets and liabilities on our condensed consolidated balance sheets. Upstart currently acts as loan-servicer for substantially all outstanding loans facilitated through the Upstart platform. Borrower payment collections for loans that are more than 30 days past due or charged off are generally outsourced to third-party collection agencies. Upstart charges bank partners and institutional investors for collection agency fees related to their outstanding loan portfolio. Upstart also receives certain ancillary fees on a per transaction basis inclusive of late payment fees and ACH fail fees.
Interest Income and Fair Value Adjustments, Net

Interest income and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments held on our condensed consolidated balance sheets as part of our ongoing operating activities, excluding loan servicing assets and liabilities. Interest income and fair value adjustments, net also includes income from our capital market programs and realized gain on the sale of loans. Interest income and fair value adjustments, net can fluctuate based on the fair value of financial instruments held on our condensed consolidated balance sheets. This amount has historically been a small percentage of our total revenue, and we do not manage our business with a focus on growing this component of revenue.
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
Other Expense

Other expense primarily consists of a voluntarily repayment during the three months ended March 31, 2021 of funds received under the Paycheck Protection Program. During the three months ended March 31, 2022 other expense primarily consists of interest expense on our convertible notes and charitable donations.
Results of Operations

The following table summarizes our historical consolidated statements of operations data:

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31,
	2021	2022
Revenue:
Revenue from fees, net	$116,170	$313,982
Interest income and fair value adjustments, net	5,175	(3,846)
Total revenue	121,345	310,136
Operating expenses(1):
Sales and marketing	49,376	133,449
Customer operations	17,388	48,407
Engineering and product development	18,988	49,991
General, administrative, and other	20,019	43,456
Total operating expenses	105,771	275,303
Income from operations	15,574	34,833
Other expense	(5,251)	(2,122)
Net income before income taxes	10,323	32,711
Provision for income taxes	221	19
Net income	$10,102	$32,692
________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2022
Sales and marketing	$753	$2,238
Customer operations	752	1,619
Engineering and product development	4,307	13,634
General, administrative, and other	2,810	7,559
Total stock-based compensation	$8,622	$25,050

Revenue
Revenue from Fees, Net

The following table set forth our revenue from fees, net in the periods shown:

	Three Months Ended March 31,		Change
	2021	2022	$	%
Platform and referral fees, net	$106,953	$271,812	$164,859	154%
Servicing and other fees, net	9,217	42,170	32,953	358%
Total revenue from fees, net	$116,170	$313,982	$197,812	170%

Revenue from fees, net increased $197.8 million, or 170%, in the three months ended March 31, 2022, compared to the same period in 2021, which included an increase of $164.9 million in revenue from platform and referral fees, net and an increase of $33.0 million in servicing fees, net. The increase of the platform and referral fees, net was primarily driven by a 174% increase in the Transaction Volume, Number of Loans from 169,750 in the three months ended March 31, 2021 to 465,537 in the same period in 2022 as well as an increase in prices of our

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
services. The increase in the servicing fees, net was primarily due to an 149% increase in the outstanding principal of serviced loans.
Interest Income and Fair Value Adjustments, Net

	Three Months Ended March 31,		Change
	2021	2022	$	%
Interest income	3,405	15,134	11,729	344%
Interest expense	(1,030)	(959)	71	7%
Fair value adjustments, net	2,800	(18,021)	(20,821)	744%
Total interest income and fair value adjustments, net	$5,175	$(3,846)	$(9,021)	(174)%

Interest income and fair value adjustments, net decreased $9.0 million, or 174% in the three months ended March 31, 2022, compared to the same period in 2021. The decrease was primarily driven by a $20.8 million decrease in fair value adjustments, partially offset by a $11.7 million increase in interest income due to an increase in unpaid principal balance of loans held on the condensed consolidated balance sheets. The decrease in fair value adjustments was primarily attributable to a $19.5 million downward valuation of our loan portfolio primarily due to rising market interest rates.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
	2021	2022	$	%
Sales and marketing	$49,376	$133,449	$84,073	170%
% of revenue	41%	43%

Sales and marketing expenses increased by $84.1 million, or 170%, in the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to a $77.7 million increase in advertising and other traffic acquisition cost, as well as a $5.3 million increase in payroll and other personnel-related expenses driven by increased headcount. As a percentage of total revenue, sales and marketing expenses increased from 41% to 43%.

Customer Operations

	Three Months Ended March 31,		Change
	2021	2022	$	%
Customer operations	$17,388	$48,407	$31,019	178%
% of revenue	14%	16%

Customer operations expenses increased by $31.0 million, or 178%, in the three months ended March 31, 2022, compared to the same period in 2021. The increase was primarily due to an increase of $19.2 million in payroll and other personnel-related expenses due to an increase in headcount as well as increased spending of $10.5 million on information verification and platform operations due to a growing volume of loans facilitated through our platform. As a percentage of total revenue, customer operations expenses increased from 14% to 16%.
Engineering and Product Development

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31,		Change
	2021	2022	$	%
Engineering and product development	$18,988	$49,991	$31,003	163%
% of revenue	16%	16%

Engineering and product development expenses increased by $31.0 million, or 163%, For the three months ended March 31, 2022, compared to the same period in 2021. The increase was primarily due to an increase of $24.7 million in payroll and other personnel-related expenses driven by an increase in headcount, as well as increased spending of $6.1 million on engineering infrastructure, support services, and consultants. As a percentage of total revenue, engineering and product development expenses remained flat at 16%.
General, Administrative, and Other

	Three Months Ended March 31,		Change
	2021	2022	$	%
General, administrative, and other	$20,019	$43,456	$23,437	117%
% of revenue	16%	14%

General, administrative, and other expenses increased by $23.4 million, or 117%, in the three months ended March 31, 2022, compared to the same period in 2021. The increase was primarily due to an increase of $14.4 million in payroll and personnel-related costs as a result of increased headcount; an increase of $3.0 million in office and administrative operation related expenses; and an increase of $2.2 million in professional fees. As a percentage of total revenue, general, administrative, and other expenses decreased from 16% to 14%.

Other Expense

	Three Months Ended March 31,		Change
	2021	2022	$	%
Other expense	(5,251)	(2,122)	3,129	60%

In the three months ended March 31, 2022, other expense decreased by $3.1 million, or 60%, compared to the same period in 2021. The decrease was primarily due to our voluntary repayment of proceeds received from the PPP loan of $5.3 million during the three months ended March 31, 2021. The decrease was partially offset by $1.2 million of interest expense incurred on convertible notes and a $1.0 million charitable donation during the three months ended March 31, 2022.

Reconciliation of Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements prepared and presented in accordance with GAAP, we use the non-GAAP financial measures of Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Income and Adjusted Net Income Per Share to provide investors with additional information about our financial performance and to enhance the overall understanding of our past performance and future prospects. We are presenting these non-GAAP financial measures because we believe they

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
provide an additional tool for investors to use in comparing our core financial performance over multiple periods with the performance of other companies.

However, non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, non-GAAP financial measures may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. As a result, non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, our condensed consolidated financial statements prepared and presented in accordance with GAAP.

To address these limitations, we provide a reconciliation of Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Income and Adjusted Net Income Per Share to income from operations and net income, respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted Net Income Per Share in conjunction with their respective related GAAP financial measures.

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31,
	2021	2022
Revenue from fees, net	$116,170	$313,982
Income from operations	15,574	34,833
Operating Margin	13%	11%
Sales and marketing, net of borrower acquisition costs(1)	$3,254	$9,635
Customer operations, net of borrower verification and servicing costs(2)	3,126	6,080
Engineering and product development	18,988	49,991
General, administrative, and other	20,019	43,456
Interest income and fair value adjustments, net	(5,175)	3,846
Contribution Profit	$55,786	$147,841
Contribution Margin	48%	47%
_________
(1)Borrower acquisition costs were $46.1 million and $123.8 million for the three months ended March 31, 2021 and 2022, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities.
(2)Borrower verification and servicing costs were $14.3 million and $42.3 million for the three months ended March 31, 2021 and 2022, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans.

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

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should be considered along with other operating and financial performance measures presented in accordance with GAAP. The following table provides a reconciliation of net income and net income margin to Adjusted EBITDA Margin. We define Net Income Margin as net income divided by total revenue.

	Three Months Ended March 31,
	2021	2022
Total revenue	$121,345	$310,136
Net income	10,102	32,692
Net Income Margin	8%	11%
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	$8,622	$25,929
Depreciation and amortization	816	2,781
Expense on convertible notes	18	1,169
Provision for income taxes	221	19
Acquisition-related costs	1,220	—
Adjusted EBITDA	$20,999	$62,590
Adjusted EBITDA Margin	17%	20%
_________
(1)Excludes the amount of employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31,
	2021	2022
Net income	$10,102	$32,692
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	8,622	25,929
Acquisition-related costs	1,220	—
Adjusted Net Income	$19,944	$58,621
Net income per share:
Basic	$0.14	$0.39
Diluted	$0.11	$0.34
Adjusted Net Income per Share:
Basic	$0.27	$0.70
Diluted	$0.22	$0.61
Weighted-average common shares outstanding:
Basic	73,629,122	84,230,445
Diluted	91,449,571	95,457,776
_________
(1)Excludes the amount of employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.

Liquidity and Capital Resources

Sources of Cash

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

As of March 31, 2022, our primary source of liquidity was cash of $757.8 million. Changes in the balance of cash are generally a result of working capital fluctuations or the timing of purchases and sales of loans facilitated through our platform. To finance purchases of certain loans facilitated through our platform, we rely on our warehouse credit facilities through the special-purpose trusts, or the warehouse trusts. We may borrow up to $100.0 million under the ULT Credit Facility to purchase unsecured personal loans and we may borrow up to $100.0 million under the UAWT Credit Facility to purchase secured auto loans. Loans purchased by these trusts are classified as held-for-sale and can be sold to third-party investors or in securitization transactions to generate additional liquidity.

Material Cash Requirements

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Our current and long-term material cash requirements as of March 31, 2022 consist of convertible senior notes, warehouse credit facilities, operating leases, and purchase commitments.

Our convertible senior notes have a principal balance of $661.3 million and bear interest at a rate of 0.25% per year, payable semiannually in arrears on February 15 and August 15 of each year. The Notes mature on August 15, 2026 unless earlier converted, redeemed, or repurchased in accordance with their terms. See “Note 7. Borrowings” in Part I, Item 1 of this Form 10-Q for further details on our Notes.

Our warehouse credit facilities, which allow us to borrow up to an aggregate of $200.0 million, mature between 2023 and 2024. As of March 31, 2022, we have drawn an aggregate of $121.6 million on our warehouse credit facilities. See “Note 7. Borrowings” in Part I, Item 1 of this Form 10-Q for further details on our warehouse credit facilities.

We lease office facilities under operating lease agreements which expire between 2027 and 2032. Our cash requirements related to these lease agreements are $127.0 million, of which $12.8 million is expected to be paid within the next 12 months. See “Note 9. Leases” in Part I, Item 1 of this Form 10-Q for further details on our operating lease obligations.

We have committed to purchase loans from certain bank partners at the conclusion of the required holding period, which is generally equal to three business days. As of March 31, 2022, the total loan purchase commitment was $114.2 million. See “Note 10. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q for further details on our loan purchase obligations.

While we believe that our cash on hand and our cash flow from operations will be sufficient to meet our liquidity needs for at least the next 12 months, our future capital requirements will depend on multiple factors, including our revenue growth, working capital requirements, volume of loan purchases for product development purposes or during market downturns, and our capital expenditures. We may decide to raise additional capital through the sale of equity, equity-linked or debt securities or other debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Further, if we are unable to raise additional capital when our cash balances and cash generated by operations are insufficient to satisfy liquidity needs, our results of operations and financial condition would be materially and adversely impacted.

Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in activities that are not reflected on our condensed consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated VIEs, including our sponsored and co-sponsored securitization transactions, which we contractually service. We use these transactions to provide a source of liquidity to finance our business and to diversify our investor base. When we are the retaining sponsor, we are required by law to retain at least 5% of the credit risk of the securities issued in these securitizations. We provide additional information regarding transactions with unconsolidated VIEs in “Note 3. Securitizations and Variable Interest Entities” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31,
	2021	2022
Net cash provided by (used in) operating activities	$43,092	$(266,795)
Net cash provided by investing activities	902	5,177
Net cash provided by (used in) financing activities	(19,261)	83,071
Net increase (decrease) in cash and restricted cash	$24,733	$(178,547)

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

Net cash used in operating activities was $266.8 million for the three months ended March 31, 2022, which primarily consisted of a decrease of $337.7 million in net operating assets and liabilities, adjustments for non-cash items of $38.3 million, and net income of $32.7 million. The decrease in net operating assets and liabilities was primarily related to $443.2 million in purchases of loans held-for-sale, partially offset by $71.1 million principal payment and proceeds from the sale of loans classified as held-for-sale, a $32.2 million increase in payable to investors, and a $7.3 million decrease in operating assets, which was predominately driven by an decrease in servicing fees and other receivables.

Net Cash from Investing Activities

Net cash provided by investing activities was $5.2 million for the three months ended March 31, 2022 as a result of $9.4 million principal payments received for loans held-for-investment, partially offset by $3.7 million in capitalized software costs and $1.6 million in purchases of property and equipment.

Net Cash from Financing Activities

Net cash provided by financing activities was $83.1 million for the three months ended March 31, 2022 as a result of $80.0 million proceeds from borrowings, partially offset by a $7.0 million in payments on borrowings.
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

Our significant accounting policies are described in Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in the three months ended March 31, 2022 to these policies and estimates since our Quarterly Report on Form 10-Q for the year ended December 31, 2021, except for the estimated fair value of performance-based restricted stock as described in “Note 1. Description of Business and Significant Accounting Policies” and “Note 9. Stockholders’ Equity” in Part I, Item 1 of this Form 10-Q.

Recent Accounting Pronouncements

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

See “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as March 31, 2022.

Upstart Holdings, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in market discount rates, credit risks, and interest rates. We are exposed to market risk directly through loans and securities held on our condensed consolidated balance sheets, access to the securitization markets, investor demand for unsecured personal loans and secured auto loans facilitated through our platform, and availability of funding under our current credit facilities and term loans. Such fluctuations to date have not been significant.
Discount Rate Risk
Discount rate sensitivity refers to the risk of loss to future earnings, values or future cash flows that may result from changes in market discount rates.

Loans at Fair Value—As of December 31, 2021 and March 31, 2022, we were exposed to market discount rate risk on $252.5 million and $598.0 million, respectively, of loans held on our condensed consolidated balance sheets. The fair value of these loans is estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for loans facilitated through our platform may change due to changes in expected loan performance or changes in the expected returns of similar financial instruments available in the market. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $3.4 million and $6.7 million decrease, respectively, in the fair value of loans held on our condensed consolidated balance sheet as of December 31, 2021 and a $7.5 million and $14.9 million decrease, respectively, as of March 31, 2022.
Credit Risk

Credit risk refers to the risk of loss arising from individual borrower default due to inability or unwillingness to meet their financial obligations. The performance of certain financial instruments, including loans, securitization notes and residual certificates, on our condensed consolidated balance sheets are dependent on the credit performance of loans facilitated by us. To manage this risk, we monitor borrower payment performance through our lending platform and utilize our AI capabilities to price loans in a manner that we believe is reflective of their credit risk.

The fair values of these loans, securitization notes, and residual certificates are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions. These instruments are sensitive to changes in credit risk.

Loans, at Fair Value—As of December 31, 2021 and March 31, 2022, we were exposed to credit risk on $252.5 million and $598.0 million, respectively, of loans held on our condensed consolidated balance sheet. These loans bear fixed interest rates and are carried on our condensed consolidated balance sheets at fair value. As of December 31, 2021, a hypothetical 10% and 20% increase in credit risk would result in a $4.0 million and $7.9 million decrease, and as of March 31, 2022, a hypothetical 10% and 20% increase in credit risk would result in a $8.9 million and $17.8 million decrease in the fair value of loans held on the Company’s condensed consolidated balance sheets, respectively.

As of December 31, 2021 and March 31, 2022, we are exposed to credit risk of $1,191.2 million and $1,012.7 million, respectively, related to cash and restricted cash held in business checking accounts and interest-bearing deposit accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our condensed consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation, or FDIC. We reduce credit risk by placing our cash and restricted cash in reputable institutions.
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

Warehouse Credit Facilities—As of December 31, 2021 and March 31, 2022, we were exposed to interest rate risk on $48.0 million and $121.6 million, respectively, under our warehouse credit facilities, which bear floating interest rates. Changes in interest rates may impact our cost of borrowing. From time to time, we enter into interest rate hedges in connection with our warehouse credit facilities.

Our inability or failure to manage market risks could harm our business, financial condition or results of operations.
Equity Investment Risk

Our non-marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our investments.

Our non-marketable equity investments are in equity securities of privately-held companies without readily determinable fair values. We elected to account for each such investment using the measurement alternative which is cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment and is inherently complex due to the lack of readily available market data. We consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of each investment. We also assess our non-marketable equity securities for impairment on a quarterly basis. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations. Adjustments and impairments are recorded in other expense on the condensed consolidated statements of operations and comprehensive income upon recognition of such adjustments or impairments. As of December 31, 2021 and March 31, 2022, the carrying value of our non-marketable equity securities, which do not have readily determinable fair values, totaled $40.0 million and $41.0 million, respectively.

Upstart Holdings, Inc.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Upstart Holdings, Inc.
PART II. OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see “Note 10. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q and "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q incorporated herein by reference.

Upstart Holdings, Inc.
ITEM 1A. RISK FACTORS
RISK FACTORS

Investing in our common stock involves a high degree of risk. The risks and uncertainties described below should be carefully considered, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

We have grown rapidly over the last several years, and our recent revenue growth rate and financial performance may not be indicative of our future performance. In the three months ended March 31, 2021 and 2022, our revenue was $121.3 million, $310.1 million, respectively, representing a period-over-period growth rate of 156%. Our revenue for any previous quarterly or annual period should not be relied upon as any indication of our revenue or revenue growth in future periods. As we grow our business, our revenue growth rates may slow, or our revenue may decline, in future periods for a number of reasons, which may include slowing demand for our platform offerings and services, increasing competition, a decrease in the growth of our overall credit market, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities. Further, we believe our growth over the last several years has been driven in large part by our AI models and our continued improvements to our AI models. Future incremental improvements to our AI models may not lead to the same level of growth as in past periods. In addition, we believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. The Percentage of Loans Fully Automated on our platform was 71% during the three months ended March 31, 2021 and increased to 74% during the three months ended March 31, 2022. We expect the Percentage of Loans Fully Automated to level off and remain relatively stable in the long term; however, the expansion of our loan offerings beyond unsecured personal loans, including auto loans, may cause fluctuations of such percentage from period to period depending on the loan offering mix. As a result of these factors, our revenue growth rates may slow, and our financial performance may be adversely affected.

If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.

Over the last several years, we have experienced rapid growth in our business and the Transaction Volume, Number of Loans on our AI lending platform, and we expect to continue to experience growth in the future. The Transaction Volume, Number of Loans on our platform increased from 169,750 in the three months ended March 31, 2021 to 465,537 in the three months ended March 31, 2022, representing a compound annual growth rate of 174%. This rapid growth has placed, and may continue to place, significant demands on our management, processes and operational, technological and financial resources. Our ability to manage our growth effectively and to integrate new employees and technologies into our existing business will require us to continue to retain, attract, train, motivate and manage employees and expand our operational, technological and financial infrastructure. These challenges may be heightened as we transition to a Digital First workforce. From time to time, we rely on temporary independent contractor programs to scale our operations team. Failure to effectively implement and manage such programs could result in misclassification or other employment related claims or inquiries by governmental agencies. Continued growth could strain our ability to develop and improve our operational, technological, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Any of the foregoing factors could negatively affect our business, financial condition and results of operations.

Upstart Holdings, Inc.

We have incurred net losses in the past, and we may not be able to maintain or increase our profitability in the future.

For the three months ended March 31, 2021 and 2022, we experienced net income of $10.1 million and $32.7 million, respectively. We intend to continue to expend significant funds to continue to develop and improve our proprietary AI models, improve our marketing efforts to increase the number of borrowers on our platform, enhance the features and overall user experience of our platform, expand the types of loan offerings on our platform and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or improving profitability on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

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
•general economic conditions, including economic slowdowns, recessions, inflation, and tightening of credit markets, including due to the ongoing economic impact of the COVID-19 pandemic or the Russia-Ukraine conflict;
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Uncertainty and negative trends in general economic conditions, including significant tightening of credit markets, historically have created a difficult operating environment for our industry. Many factors, including factors that are beyond our control, may impact our results of operations or financial condition and our overall success by affecting a borrower’s willingness to incur loan obligations or willingness or capacity to make payments on their loans. These factors include, but are not limited to, interest rates, unemployment levels, inflation, conditions in the housing market, immigration policies, gas prices, energy costs, government shutdowns, trade wars and delays in tax refunds, as well as events such as natural disasters, acts of war (including the recent Russia-Ukraine conflict), terrorism, catastrophes and pandemics.

For example, in response to the initial outbreak of the COVID-19 pandemic, bank partners tightened their credit requirements or paused originations, and investors in our loan funding programs temporarily suspended making investments in Upstart-powered loans. Furthermore, nearly all personal loans presently facilitated through our platform are issued with fixed interest rates. If interest rates rise, potential borrowers could seek to defer loans as they wait for interest rates to stabilize. As a result of these circumstances, bank partners, investors and borrowers may be discouraged from engaging with our platform and as a result, reduce the volume of Upstart-powered loans. Additionally, increased interest rates may adversely impact the spending levels of individual borrowers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of individual borrowers to remain current on their obligations and therefore, lead to increased delinquencies, defaults, customer bankruptcies and charge-offs, and decreasing recoveries, all of which could have a material adverse effect on our business. Further, the federal government has discontinued most stimulus measures taken in response to the COVID-19 pandemic, which has led to, and may continue to lead to, increased delinquency and default rates of loans facilitated by our platform.

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

Upstart Holdings, Inc.
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

The performance of loans facilitated by our platform is significantly dependent on the effectiveness of our proprietary AI models used to evaluate a borrower’s credit profile and likelihood of default. While our AI models have been refined and updated to account for the COVID-19 pandemic and current macroeconomic conditions, the bulk of the data gathered and the development of our AI models have largely occurred during a period of sustained economic growth, and our AI models have not been extensively tested during a down-cycle economy or recession and have not been tested at all during a down-cycle economy or recession without significant levels of government assistance. There is no assurance that our AI models can continue to accurately predict loan performance under adverse economic conditions. If our AI models are unable to accurately reflect the credit risk of loans under such economic conditions, our bank partners, investors in our loan funding programs and we may experience greater than expected losses on such loans, which would harm our reputation and erode the trust we have built with our bank partners and investors in our loan funding programs. For example, in response to the COVID-19 pandemic, the federal government quickly implemented stimulus measures. The subsequent discontinuation of those stimulus measures has increased, and may continue to increase, the delinquency and default rate of borrowers of Upstart-powered loans. In addition, the fair value of the loans on our balance sheet may decline in down-cycle economic conditions. Any of these factors could adversely affect our business, financial condition and results of operations.

If our existing bank partners were to cease or limit operations with us or if we are unable to attract and onboard new bank partners, our business, financial condition and results of operations could be adversely affected.

In the three months ended March 31, 2022, 101% of our revenue was generated from platform, referral and servicing fees that we receive from our bank partners. If any of our bank partners were to suspend, limit or cease

Upstart Holdings, Inc.
their operations or otherwise terminate their relationships with us, the number of loans facilitated through our platform could decrease and our revenue and revenue growth rates could be adversely affected. Our sales and onboarding process with new bank partners can be long and unpredictable. If we are unable to timely onboard our bank partners, or if our bank partners are not willing to work with us to complete a timely onboarding process, our results of operations could be adversely affected.

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

Cross River Bank, or CRB, a New Jersey-chartered community bank, originates a substantial majority of the loans on our platform. In the three months ended March 31, 2021 and 2022, CRB originated 56% and 52%, respectively, of the Transaction Volume, Number of Loans. CRB also accounts for a large portion of our revenues. In the three months ended March 31, 2021 and 2022, fees received from CRB accounted for 60% and 46%, respectively, of our total revenue. CRB funds a certain portion of these originated loans by retaining them on its own balance sheet, and sells the remainder of the loans to us, which we in turn sell to institutional investors and to our warehouse trust special purpose entities. Our most recent commercial arrangement with CRB began on January 1, 2019 and has a term of four years with an automatic renewal provision for an additional two years following the initial four-year term. Either party may choose to not renew by providing the other party 120 days’ notice prior to the end of the initial term or any renewal term. In addition, even during the term of our arrangement, CRB could choose to reduce the volume of Upstart-powered loans that it chooses to fund and retain on its balance sheet or to originate at all. We or CRB may terminate our arrangement immediately upon a material breach and failure to cure such breach within a cure period, if any representations or warranties are found to be false and such error is not cured within a cure period, bankruptcy or insolvency of either party, receipt of an order or judgment by a governmental entity, a material adverse effect, or a change of control whereby such party involved in such change of control provides 90 days’ notice to the other and payment of a termination fee of $450,000. If we are unable to

Upstart Holdings, Inc.
continue to increase the number of other bank partners on our platform or if CRB or one of our other bank partners were to suspend, limit or cease their operations or otherwise terminate their relationship with us, our business, financial condition and results of operations would be adversely affected.

In the three months ended March 31, 2021 and 2022, one of our other bank partners originated 34% and 38% of the Transaction Volume, Number of Loans, respectively. In the three months ended March 31, 2021 and 2022, the fees received from this bank partner accounted for 25% and 31% of our total revenue, respectively.

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

The COVID-19 pandemic has caused extreme societal, economic, and financial market volatility, resulting in business shutdowns, an unprecedented reduction in economic activity and significant dislocation to businesses, the capital markets, and the broader economy. The global macroeconomic effects of the COVID-19 pandemic and related impacts on our business may persist for an indefinite period. In particular, the impact of the COVID-19 pandemic on the finances of borrowers on our platform has been profound, as many have been, and despite widespread vaccination efforts in the United States may continue to be, impacted by unemployment, reduced earnings, inflation and/or elevated economic disruption and insecurity. For example, the Omicron variants of COVID-19, which appear to be the most transmissible variants to date, have spread in the United States. The impact of the Omicron variants, or future variants, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against such variant and the response by governmental bodies and regulators.

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

Upstart Holdings, Inc.
We continue to monitor the ongoing impact of the COVID-19 pandemic to assess possible implications to our business and to take appropriate actions in an effort to mitigate the adverse consequences of the COVID-19 pandemic. However, there can be no assurances that our initiatives we take will be sufficient or successful.

We also took precautionary measures intended to reduce the risk of the virus spreading to our employees, bank partners, vendors, and the communities in which we operate, including temporarily closing our offices and virtualizing, postponing, or canceling partner bank, employee, or industry events. Furthermore, as a result of the COVID-19 pandemic, we required all employees who were able to do so to work remotely through the end of 2021 and have since continued to allow most employees the flexibility to work remotely going forward under our Digital First work model. It is possible that widespread remote work arrangements may have a negative impact on our business. See the risk factor titled “—We have a limited history of operating with a Digital First workforce and the long-term impact on our business, financial condition and results of operations is uncertain.”

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

The extent to which the COVID-19 pandemic continues to impact our business and results of operations will also depend on future developments that are highly uncertain and cannot be predicted, including the emergence of new COVID-19 variants, future spikes of COVID-19 infections resulting in additional preventive measures to contain or mitigate the spread of the virus, the impact on businesses and financial and capital markets, the extent and effectiveness of containment actions, the administration and efficacy of vaccination programs with respect to the prevalent COVID-19 variants or variant strains that will emerge in the future and the impact of further shelter-in-place or other government restrictions that may be imposed. For example, the termination of government stimulus measures reduced the ability of some individual borrowers to remain current on their obligations which we believe led to increased delinquencies, defaults, customer bankruptcies and charge-offs and decreasing recoveries for loans facilitated through the Upstart platform. We currently do not expect this to lead to a meaningful adverse effect on our business, but a continued rise in default rates, delinquencies, customer bankruptcies or charge-offs could lead to lower demand by our bank partners and institutional investors to fund loans facilitated by our platform, which would have an adverse effect on our business. An extended period of economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, and financial condition, though the full extent and duration is uncertain. To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

Upstart Holdings, Inc.
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

Recent financial, political and other events may increase the level of regulatory scrutiny on financial technology companies. Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. For example, in February 2020, we received a letter from five members of the U.S. Senate asking questions in connection with claims of discriminatory lending made by an advocacy group. We responded to this inquiry, and in July 2020, three of the Senators issued their findings from this inquiry, writing a letter to the Director of the CFPB recommending the CFPB further review Upstart’s use of educational variables in its model and requesting that the CFPB stop issuing no-action letters related to the Equal Credit Opportunity Act, or ECOA. Further, the CFPB Director indicated in remarks in October 2021 that safeguarding against algorithmic bias is a priority for the CFPB under the new leadership. We have been subject to other governmental inquiries on this topic including an inquiry in June 2020 from the North Carolina Department of Justice. See the risk factor titled “—We have been in the past and may in the future be subject to federal and state regulatory inquiries regarding our business” for more information. Any such investigations or inquiries, whether or not accurate or warranted, or whether concerning us or one of our competitors, could negatively affect our brand and reputation and the overall market acceptance of and trust in our AI lending platform. Any of the foregoing could harm our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Artificial intelligence and related technologies are subject to public debate and heightened regulatory scrutiny. For example, the CFPB Director indicated in remarks in October 2021 that safeguarding against algorithmic bias is a priority for the CFPB under the new leadership. Any negative publicity or negative public perception of artificial intelligence could negatively impact demand for our AI lending platform, hinder our ability to attract new bank partners or slow the rate at which banks adopt our AI lending platform. From time to time, certain advocacy groups have made claims that unlawful or unethical discriminatory effects may result from the use of AI technology by various companies, including ours. Such claims, whether or not accurate, and whether or not concerning us or our AI lending platform, may harm our ability to attract prospective borrowers to our platform, retain existing and attract new bank partners and achieve regulatory acceptance of our business.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
Science, and other highly skilled personnel. Our success also depends on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization.

Competition for highly skilled personnel, including engineering and data analytics personnel, is extremely intense, particularly in the San Francisco Bay Area where one of our headquarters is located. While we have transitioned to a Digital First work model which allows us to recruit nationwide, we have experienced, and expect to continue to face, some difficulty identifying and hiring qualified personnel, especially as we pursue our growth strategy. We may not be able to hire or retain such personnel at compensation or flexibility levels consistent with our existing compensation and salary structure and policies. We periodically review our compensation levels to ensure they remain competitive and have increased them when we believe market conditions warrant it. We may need to further increase our existing compensation levels in response to competition, rising inflation or labor shortages, which would increase our operating costs and reduce our margins. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment. Any significant volatility in the price of our stock may adversely affect our ability to attract or retain highly skilled technical, financial and marketing personnel.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

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

Upstart Holdings, Inc.

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

In addition, acts of war and other armed conflicts, disruptions in global trade, travel restrictions and quarantines, terrorism and other civil, political and geo-political unrest, such as the ongoing Russia-Ukraine conflict, could cause disruptions in our business and lead to interruptions, delays or loss of critical data. Any of the foregoing risks may be further increased if our business continuity plans prove to be inadequate and there can be no assurance that both personnel and non-mission critical applications can be fully operational after a declared disaster within a defined recovery time. If our personnel, systems or data centers are impacted, we may suffer interruptions and delays in our business operations. In addition, to the extent these events impact the ability of borrowers to timely repay their loans, our business could be negatively affected.

We may not maintain sufficient business interruption or property insurance to compensate us for potentially significant losses, including potential harm to our business that may result from interruptions in our ability to provide our financial products and services.

Upstart Holdings, Inc.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to fair value determinations, stock-based compensation, consolidation of variable interest entities, and provision for income taxes, net of valuation allowance for deferred tax assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.

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

Further, weaknesses in our disclosure controls and internal control over financial reporting have been discovered in the past and may be discovered in the future. For example, we identified a material weakness in our internal control over financial reporting that contributed to the revision of our previously-issued 2017 and 2018 financial statements. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness principally related to a lack of adequate review processes and controls within our accounting and finance organization and a lack of

Upstart Holdings, Inc.
sufficient financial reporting and accounting personnel with the technical expertise to appropriately account for certain transactions including loan servicing and securitizations. Between 2019 and 2021, we took a number of actions to improve our internal control over financial reporting, such as hiring external specialists and personnel with technical accounting expertise, designing additional review procedures in our accounting and finance organization, and identifying and implementing improved processes and controls. Our management believes that these and other actions taken during this time have been fully implemented and such enhancements to our internal controls are operating effectively. Due to our remediation efforts in 2019, we concluded that the previously-identified material weakness in our internal controls was remediated as of December 31, 2019.

However, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to identify or prevent future material weaknesses or deficiencies. The nature of our business is such that our financial statements involve a number of complex accounting policies, many of which involve significant elements of judgment, including determinations regarding the consolidation of variable interest entities, determinations regarding the fair value of financial assets and liabilities (including loans, notes receivable, payable to securitization note holders and residual certificate holders, servicing assets and liabilities, and trailing fee liabilities) and the appropriate classification of various items within our financial statements. See Note 1 to our condensed consolidated financial statements for more information about our significant accounting policies. The inherent complexity of these accounting matters and the nature and variety of transactions in which we are involved require that we have sufficient qualified accounting personnel with an appropriate level of experience and controls in our financial reporting process commensurate with the complexity of our business. While we believe we have sufficient internal accounting personnel and external resources and appropriate controls to address the demands of our business, we expect that the growth and development of our business will place significant additional demands on our accounting resources. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting. There can be no assurance that we will maintain internal control over financial reporting sufficient to enable us to identify or avoid material weaknesses in the future.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Additionally, effective October 2021, Maine updated its Consumer Credit Code to include a statutory “true lender” test, providing that an entity is a “lender” subject to certain requirements of the Consumer Credit Code if the person, among other things: (i) has the predominant economic interest in a loan; (ii) brokers, arranges, or facilitates a loan and has the right to purchase the loan; or (iii) based on the totality of the circumstances, appears to be the lender, and the transaction is structured to evade certain statutory requirements. Me. Rev. Stat. § 2-702. It is possible that other states may follow suit, instituting similar statutory “true lender” tests, which may impact the risk of true lender litigation in certain jurisdictions, as well as the tests applied by courts and regulators in determining the true lender. While such provisions provide additional clarity with respect to jurisdictional requirements, they may also result in increased usury and licensing risk. For example, Hawaii has broadened its oversight of installment lenders, and other states may take different paths to promulgate similar “true lender” restrictions, and if not through a legislative path, impacted parties may have little to no advance notice of new restrictions and compliance obligations.

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

Upstart Holdings, Inc.
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

We, bank partners, securitization vehicles and similarly situated parties could become subject to challenges like that presented by the Colorado settlement and, if so, we could face penalties and/or Upstart-powered loans may be void, voidable or otherwise impaired in a manner that may have adverse effects on our operations (directly, or as a result of adverse impact on our relationships with our bank partners, institutional investors or other commercial counterparties). However, we have taken steps to confirm that our business model conforms with the requirements of the Colorado safe harbor. We have also taken additional steps to facilitate compliance with that above-described law enacted in Maine.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

In addition, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, requires, among other things, that covered companies provide disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales or retention of their personal information by us. Aspects of the CCPA and its interpretation remain unclear. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to further modify our data infrastructure and data processing practices and policies and to incur additional costs and expenses in an effort to continue to comply. In addition, California voters approved Proposition 24 in the November 2020 election to create the California Privacy Rights Act, which amends and purports to strengthen the CCPA and will create a state agency to enforce privacy laws. The CPRA creates obligations relating to consumer data beginning on January 1, 2023 (with a one-year lookback), with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Following the enactment of the CCPA, in 2021, Virginia enacted the Virginia Consumer Data Protection Act of 2021, or VCDPA, Colorado enacted the Colorado Privacy Act, or CPA and Utah, which in March 2022 enacted a Consumer Privacy Act that will go into effect December 31, 2023. Several other states are considering enacting similar legislation. Additionally, other U.S. states are proposing and enacting laws and regulations that impose obligations similar to the CCPA or that otherwise involve significant obligations and restrictions. Compliance with current and future borrower privacy data protection and information security laws and regulations could result in higher compliance, technical or operating costs. Further, any actual or perceived violations of these laws and regulations may require us to change our business practices, data infrastructure or operational structure, address legal claims and regulatory investigations and proceedings and sustain monetary penalties and/or other harms to our business. We could also be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or change our business practices or privacy policies.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

In addition, we may decide to utilize our balance sheet to support short-term funding requirements of loans that would otherwise be held by institutional investors. Any increase in the percentage of loans held on our balance sheet would divert capital resources and increase our exposure to the changes in the fair value of such loans.

In connection with our loan funding programs, we make representations and warranties concerning the loans sold, and if such representations and warranties are not accurate when made, we could be required to repurchase the loans.

In our loan funding programs, including asset-backed securitizations, pass-through certificate transactions and whole loan sales, we make numerous representations and warranties concerning the characteristics of the Upstart-powered loans sold and transferred in connection with such transactions, including representations and warranties that the loans meet the eligibility requirements of those facilities and of investors in our loan funding

Upstart Holdings, Inc.
programs. If those representations and warranties were not accurate when made, we may be required to repurchase the underlying loans. Failure to repurchase so-called ineligible loans when required could constitute an event of default or termination event under the agreements governing our various loan funding programs. Through March 31, 2022, the number of repurchased Upstart-powered loans as a result of inaccurate representations and warranties represents less than 0.14% of all Upstart-powered loans. While only a small number of Upstart-powered loans have been historically repurchased by us, there can be no assurance that we would have adequate cash or other qualifying assets available to make such repurchases if and when required. Such repurchases could be limited in scope, relating to small pools of loans, or significant in scope, across multiple pools of loans. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, our business, financial condition and results of operations could be adversely affected.

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

Under our warehouse credit facility for personal, unsecured loans, we may borrow up to $100.0 million until June 2023, and any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity in June 2024. As of March 31, 2022, the amount borrowed under this credit facility was $90.1 million, and $123.4 million of aggregated fair value of loans purchased were pledged as collateral. Under our warehouse facility for auto loans, we may borrow up to $100.0 million until December 2022, and any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity twelve months after the determined amortization date. As of March 31, 2022, the amount borrowed under this credit facility was $31.4 million, and $38.5 million of aggregated fair value of loans purchased were pledged as collateral.

Our warehouse credit facilities impose operating and financial covenants on the applicable warehouse trust special purpose entity, and under certain events of default, the lender could require that all outstanding borrowings become immediately due and payable or terminate their agreement with us. We have in the past, and may in the

Upstart Holdings, Inc.
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

Some of our borrowings carry a floating rate of interest linked to the London Inter-bank Offered Rate, or LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority, or FCA, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator, or no longer be representative immediately after December 31, 2021, for all GBP, EUR, CHF and JPY LIBOR settings and one-week and two-month US dollar LIBOR settings, and immediately after June 30, 2023 for the remaining US dollar LIBOR settings, including three-month US dollar LIBOR. As a result, while the FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate, it is possible that beginning in 2022, LIBOR will no longer be available as a reference rate. The Alternative Reference Rate Committee, a committee convened by the United States Federal Reserve Board and the Federal Reserve Bank of New York has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by United States Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. In particular, the interest rate of borrowings under our warehouse credit facility for personal, unsecured loans and certain related interest rate hedging arrangements are predominately based upon LIBOR. While these agreements generally include alternative rates to LIBOR, if a change in indices results in interest rate increases on our debt, debt service requirements will increase, which could adversely affect our cash flow and results of operations. We do not expect a materially adverse change to our financial condition or liquidity as a result of any such changes or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.

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

Upstart Holdings, Inc.
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

As of March 31, 2022, a valuation allowance has been recorded to recognize only deferred tax assets that are more likely than not to be realized in the United States federal and state tax jurisdictions. Our net deferred tax assets are primarily related to net operating loss carryforwards, or NOLs. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

We may also be limited in the portion of NOLs that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. The Tax Cuts and Jobs Act, or the Tax Act made broad and complex changes to U.S. tax law, including changes to the uses and limitations of NOLs. A lack of future taxable income would adversely affect our ability to utilize NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be limited under similar provisions of state law.

Upstart Holdings, Inc.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term shareholder value. Share repurchases could also affect the trading price of our stock, increase volatility of our stock and diminish our cash reserves.

Although our Board of Directors has authorized a share repurchase program that does not have an expiration date, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The timing and number of shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The program could affect the trading price of our stock, increase volatility and diminish our cash reserves. Our board of directors will review the program periodically and may authorize adjustments of its terms if appropriate. Any announcement of a suspension or termination of this program may result in a decrease in the trading price of our stock.

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

Our directors, officers, and each of our stockholders who own greater than 5% of our outstanding capital stock and their affiliates, in the aggregate, beneficially own a significant portion of the outstanding shares of our capital stock. As a result, these stockholders, if acting together, are able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale, and might ultimately affect the trading price of our common stock.

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

Our amended and restated certificate of incorporation authorizes us to issue 615,323,254 shares of authorized but unissued common stock and rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 12,653,410 shares for issuance under our 2020 Equity Incentive Plan subject to adjustment in certain events. Any common stock that we issue, including under our 2020 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our common stock.

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

Upstart Holdings, Inc.
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
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Performance Award Agreement between the registrant and Paul Gu.	8-K	001-39797	10.1	February 18, 2022
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
—————
*    Filed herewith.
+    Indicates management contract or compensatory plan.
^    Portions of this exhibit (indicated by asterisk) have been excluded because such information is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Upstart Holdings, Inc.
(Registrant)

Date: May 9, 2022	By:	/s/ Dave Girouard
Dave Girouard
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Sanjay Datta
Sanjay Datta
Chief Financial Officer
(Principal Financial Officer)