Form 10-Q
period 2022-06-30
Upstart Holdings, Inc.
filed 2022-08-09
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Upstart Holdings, Inc.
2950 S. Delaware Street, Suite 300
San Mateo, California 94403
(Address of principal executive offices, including zip code)
(650) 204-1000
(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 29, 2022 there were 81,348,003 shares of the registrant’s common stock outstanding.

Upstart Holdings, Inc.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws about us and our industry, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “seek,” “could,” “intend,” “target,” “aim,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include statements about:
•our future financial performance, including our expectations regarding our revenue, our operating expenses, our ability to determine reserves and our ability to achieve and maintain profitability;
•our ability to improve the effectiveness and predictiveness of our AI models and our expectations that improvements in our AI models can lead to higher approval rates and lower interest rates;
•our ability to increase the volume of loans facilitated through our AI lending marketplace;
•our ability to successfully maintain a diversified loan funding strategy, including bank partnerships and whole loan sales and securitization transactions;
•our capital allocation plans, including expectations regarding funding loans through our balance sheet and allocations of cash and timing for any share repurchases and other investments;
•our ability to maintain competitive interest rates offered to borrowers on our platform, while enabling our bank partners and institutional investors to achieve an adequate return over their cost of funding;
•our ability to successfully build our brand and protect our reputation from negative publicity;
•our ability to increase the effectiveness of our marketing strategies, including our direct consumer marketing initiatives;
•our expectations regarding macroeconomic events, including rising interest and inflation rates and monetary policy changes;
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
•our expectations regarding regulatory support of our approach to AI-based lending;
•our expectations regarding the success of our strategic investments and acquisitions, including the integration of acquired operations, products, technology, internal controls and personnel;
•our expectations regarding new and evolving markets and our ability to enter into new markets and introduce new products and services, such as our introduction of auto loans, small dollar loans and small business loans;
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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	June 30,
	2021	2022
Assets
Cash	$986,608	$790,431
Restricted cash	204,633	123,990
Loans (at fair value)	252,477	623,763
Property, equipment, and software, net	24,259	36,054
Operating lease right of use assets	96,118	90,352
Non-marketable equity securities	40,000	41,000
Goodwill	67,062	67,062
Intangible assets, net	19,906	17,768
Other assets (includes $26,676 and $39,869 at fair value as of December 31, 2021 and June 30, 2022, respectively)	129,392	126,598
Total assets(a)	$1,820,455	$1,917,018
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$6,563	$22,030
Payable to investors	107,598	105,712
Borrowings	695,432	856,555
Accrued expenses and other liabilities (includes $13,095 and $11,812 at fair value as of December 31, 2021 and June 30, 2022, respectively)	103,418	75,785
Operating lease liabilities	100,366	99,865
Total liabilities(a)	1,013,377	1,159,947
Stockholders’ equity:
Common stock, $0.0001 par value; 700,000,000 shares authorized; 83,659,665 and 82,188,372 shares issued and outstanding as of December 31, 2021 and June 30, 2022, respectively	8	8
Additional paid-in capital	740,849	688,021
Retained earnings	66,221	69,042
Total stockholders’ equity	807,078	757,071
Total liabilities and stockholders’ equity	$1,820,455	$1,917,018
____________
(a)The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by Upstart Holdings, Inc. at December 31, 2021 and June 30, 2022. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. The holders of the beneficial interests do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	June 30,
	2021	2022
Assets
Cash	$7,700	$1,326
Restricted cash	79,561	11,460
Loans (at fair value)	245,972	607,830
Other assets (includes $7,571 and $4,310 at fair value as of December 31, 2021 and June 30, 2022, respectively)	8,792	7,253
Total assets	$342,025	$627,869

Liabilities
Borrowings	48,536	208,123
Other liabilities	778	3,890
Total liabilities	49,314	212,013
Total net assets	$292,711	$415,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenue:
Revenue from fees, net	$187,297	$258,345	$303,467	$572,327
Interest income and fair value adjustments, net	6,649	(30,183)	11,824	(34,029)
Total revenue	193,946	228,162	315,291	538,298
Operating expenses:
Sales and marketing	75,916	105,212	125,292	238,661
Customer operations	24,164	51,072	41,552	99,479
Engineering and product development	31,431	57,045	50,419	107,036
General, administrative, and other	26,141	46,940	46,160	90,396
Total operating expenses	157,652	260,269	263,423	535,572
Income (loss) from operations	36,294	(32,107)	51,868	2,726
Other income (expense)	2	2,260	(5,249)	138
Net income (loss) before income taxes	36,296	(29,847)	46,619	2,864
(Benefit) provision for income taxes	(988)	24	(767)	43
Net income (loss)	$37,284	$(29,871)	$47,386	$2,821

Net income (loss) per share, basic	$0.49	$(0.36)	$0.63	$0.03
Net income (loss) per share, diluted	$0.39	$(0.36)	$0.51	$0.03
Weighted-average number of shares outstanding used in computing net income (loss) per share, basic	76,674,129	83,833,963	75,160,037	84,031,109
Weighted-average number of shares outstanding used in computing net income (loss) per share, diluted	94,802,123	83,833,963	93,193,153	94,509,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2021	73,908,252	$7	$379,703	$(59,120)	$320,590
Issuance of common stock upon exercise of stock options	763,466	—	1,440	—	1,440
Issuance of common stock upon settlement of restricted stock units	6,138	—	—	—	—
Stock-based compensation expense	—	—	22,084	—	22,084
Shares withheld related to net share settlement of restricted stock units	(1,730)	—	(236)	—	(236)
Issuance of common stock in connection with acquisition	650,740	—	71,003	—	71,003
Issuance of common stock in connection with follow-on offering, net of underwriting discounts, commissions, and offering costs	2,300,000	1	263,930	—	263,931
Net income	—	—	—	37,284	37,284
Balance as of June 30, 2021	77,626,866	$8	$737,924	$(21,836)	$716,096

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	73,314,026	$7	$369,467	$(69,222)	$300,252
Issuance of common stock upon exercise of stock options	1,284,977	—	2,932	—	2,932
Issuance of common stock upon settlement of restricted stock units	6,446	—	—	—	—
Exercise of common stock warrants	72,407	—	—	—	—
Stock-based compensation expense	—	—	30,828	—	30,828
Shares withheld related to net share settlement of restricted stock units	(1,730)	—	(236)	—	(236)
Issuance of common stock in connection with acquisition	650,740	—	71,003	—	71,003
Issuance of common stock in connection with follow-on offering, net of underwriting discounts, commissions, and offering costs	2,300,000	1	263,930	—	263,931
Net income	—	—	—	47,386	47,386
Balance as of June 30, 2021	77,626,866	$8	$737,924	$(21,836)	$716,096

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2022	84,676,746	$9	$777,582	$98,913	$876,504
Issuance of common stock upon exercise of stock options	915,412	—	3,781	—	3,781
Issuance of common stock upon settlement of restricted stock units	99,652	—	—	—	—
Stock-based compensation expense	—	—	31,699	—	31,699
Repurchases of stock	(3,503,438)	(1)	(125,041)	—	(125,042)
Net loss	—	—	—	(29,871)	(29,871)
Balance as of June 30, 2022	82,188,372	$8	$688,021	$69,042	$757,071

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	83,659,665	$8	$740,849	$66,221	$807,078
Issuance of common stock upon exercise of stock options	1,804,373	1	9,406	—	9,407
Issuance of common stock upon settlement of restricted stock units	179,878	—	—	—	—
Stock-based compensation expense	—	—	58,376	—	58,376
Issuance of common stock under employee stock purchase plan	47,894	—	4,431	—	4,431
Repurchases of stock	(3,503,438)	(1)	(125,041)	—	(125,042)
Net income	—	—	—	2,821	2,821
Balance as of June 30, 2022	82,188,372	$8	$688,021	$69,042	$757,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2022
Cash flows from operating activities
Net income	$47,386	$2,821
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of financial instruments	(4,167)	49,103
Stock-based compensation	29,808	55,379
Gain on loan servicing arrangement, net	(2,102)	(17,732)
Depreciation and amortization	2,799	6,135
Non-cash interest expense	216	1,537
Net changes in operating assets and liabilities:
Purchase of loans for immediate resale	(3,414,231)	(4,797,036)
Proceeds from immediate resale of loans	3,414,231	4,797,036
Purchase of loans held-for-sale	(38,311)	(1,125,765)
Principal payments received for loans held-for-sale	3,676	66,790
Proceeds from sale of loans held-for-sale	57,183	634,599
Other assets	(19,651)	13,196
Operating lease liability and right-of-use asset	448	5,265
Accounts payable	3,380	15,079
Payable to investors	31,446	(1,886)
Accrued expenses and other liabilities	23,785	(24,959)
Net cash provided by (used in) operating activities	135,896	(320,438)

Cash flows from investing activities
Purchase of loans held-for-investment	(42,548)	(13,876)
Proceeds from sale of loans held-for-investment	9,718	83
Principal payments received for loans held-for-investment	7,488	18,524
Principal payments received for notes receivable and repayments of residual certificates	6,349	3,912
Purchase of non-marketable equity security	—	(1,000)
Purchase of property and equipment	(1,997)	(5,578)
Capitalized software costs	(2,148)	(6,829)
Acquisition, net of cash acquired	(16,561)	—
Net cash used in investing activities	(39,699)	(4,764)

Cash flows from financing activities
Repurchases of common stock	—	(125,042)
Proceeds from secondary offering, net of underwriting discounts, commissions, and offering costs	263,931	—
Proceeds from borrowings	5,831	261,199
Taxes paid related to net share settlement of equity awards	(236)	—
Repayments of borrowings	(62,455)	(101,613)
Proceeds from issuance of common stock under employee stock purchase plan	—	4,431
Proceeds from exercise of stock options	2,932	9,407
Net cash provided by financing activities	210,003	48,382
Change in cash and restricted cash	306,200	(276,820)

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2022
Cash and restricted cash at beginning of period	311,333	1,191,241
Cash and restricted cash at end of period	$617,533	$914,421

Supplemental disclosures of cash flow information
Cash paid for interest	$2,527	$4,076
Cash paid for income taxes	1,567	52
Cash paid for amounts included in the measurement of lease liabilities	2,132	4,770

Supplemental disclosures of non-cash investing and financing activities
Issuance of common stock in connection with acquisition	$80,256	$—
Capitalized stock-based compensation expense	1,020	2,997

The following presents cash and restricted cash by category within the condensed consolidated balance sheet:

	December 31,	June 30,
	2021	2022
Cash	$986,608	$790,431
Restricted cash	204,633	123,990
Total cash and restricted cash	$1,191,241	$914,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 1.    Description of Business and Significant Accounting Policies
Description of Business

Upstart Holdings, Inc. and its subsidiaries (together “Upstart”, the “Company”, “we”, or “our”) apply modern data science and technology to the process of originating consumer credit. The Company helps originate credit, including personal and auto loans, by providing bank partners with access to a proprietary, cloud-based, artificial intelligence lending marketplace. As the Company’s technology continues to improve and additional banks adopt the Upstart platform, consumers benefit from improved access to affordable and frictionless credit. The Company currently operates in the United States and is headquartered in San Mateo, California and Columbus, Ohio. The Company’s fiscal year ends on December 31.
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

The Company did not adopt any new accounting standards during the six months ended June 30, 2022.
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

 2.    Revenue
Revenue from fees, net

The Company disaggregates revenue from fees by type of service for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenue from fees, net:
Platform and referral fees, net	$169,080	$211,610	$276,033	$483,422
Servicing and other fees, net	18,217	46,735	27,434	88,905
Total revenue from fees, net	$187,297	$258,345	$303,467	$572,327
Platform and referral fees, net

The Company enters into contracts with bank partners to provide access to a cloud-based artificial intelligence lending marketplace developed by the Company (the “Upstart platform”) to enable banks to originate

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

unsecured personal and secured auto loans. The Upstart platform includes a cloud-based application (through Upstart.com or a bank-branded program) for submitting loan applications, verifying information provided within submitted applications, risk underwriting (through a series of proprietary technology solutions), delivery of electronic loan offers, and if the offer is accepted by the borrower, electronic loan documentation signed by the borrower. Bank partners can specify certain parameters of loans they are willing to originate. Under these contracts, bank partners can choose to use Upstart’s referral services, which allow them to access new borrowers through Upstart’s marketing channels. The Company’s contracts with bank partners are non-cancelable and generally have 12-month terms that automatically renew.

After origination, Upstart-powered loans are either retained by bank partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans purchased by the Company, Upstart pays bank partners a one-time loan premium fee upon completion of the minimum contractual holding period. Upstart also pays bank partners monthly loan trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized $6.0 million and $9.6 million of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net during the three and six months ended June 30, 2021, respectively, and $6.1 million and $14.8 million during the three and six months ended June 30, 2022, respectively.

As of December 31, 2021 and June 30, 2022, the Company recognized $4.3 million and $5.4 million of loan trailing fee liability, respectively, which is recorded at fair value and included within accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets. Refer to “Note 4. Fair Value Measurement” for additional information on changes in fair value associated with trailing fee liabilities.

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

Platform and referral services are typically provided under a fixed or variable price per unit based on a percentage of the value of loans originated each period with certain bank partners subject to minimum fees; however, pricing for these services may also be based on usage fees, calculated as a percentage of each loan originated. The nature of the Company’s promise is to stand-ready and provide continuous access to and process transactions through the platform. Platform and referral fees represent variable consideration as loan origination volume is not known at contract inception. These fees are determined each time a loan is originated. Fees for platform and referral services are typically billed and paid on either a daily or monthly basis. As such, the Company’s contracts with customers do not include a significant financing component.

The Company did not recognize revenue from performance obligations related to prior periods for the periods presented. The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of December 31, 2021 and June 30, 2022. The Company had $44.8 million and $37.0 million of accounts receivable that are included in other assets on the condensed consolidated balance sheets related to contracts with customers as of December 31, 2021 and June 30, 2022, respectively. The standard payment terms on accounts receivable are 30 days. The Company’s allowance for bad debt and bad debt expense were immaterial for the periods presented.

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to employees in connection with the acquisition of bank partners. Capitalized costs are amortized over the expected period of benefit, which we have determined, based on an analysis, to be three years. The

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Company applies the practical expedient to expense costs to obtain contracts with customers if the amortization period is one year or less. As of December 31, 2021 and June 30, 2022, the Company had an immaterial amount of contract costs capitalized within other assets on the condensed consolidated balance sheets. The Company amortized an immaterial amount of capitalized contracts costs to sales and marketing in the condensed consolidated statements of operations and comprehensive income (loss) for the periods presented.

Customers accounting for greater than 10% of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Customer A	63%	50%	62%	48%
Customer B	22%	28%	23%	30%

Customers accounting for greater than 10% of accounts receivable were as follows:

	December 31,	June 30,
	2021	2022
Customer C	33%	*
Customer D	25%	28%
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

The Company recognized a net gain related to loan servicing rights upon loan sales for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net gain related to loan servicing rights	$2,169	$9,027	$2,102	$17,732

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

The Company recognized collection agency fees and borrower fees, which are included in servicing and other fees, net for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Collection agency fees	$991	$2,565	$1,854	$4,555
Borrower fees	$1,095	$5,890	$1,980	$11,120
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

The table below presents components of the interest income and fair value adjustments, net presented in the Company’s condensed consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Interest income and fair value adjustments, net:
Interest income	$3,545	$28,974	$6,951	$44,108
Interest expense	(1,497)	(2,313)	(2,527)	(3,272)
Fair value and other adjustments, net(1)(2)	4,601	(56,844)	7,400	(74,865)
Total interest income and fair value adjustments, net	$6,649	$(30,183)	$11,824	$(34,029)
_________
1.Includes $1.4 million and $4.3 million of realized gains on sale of loans for the three and six months ended June 30, 2021, respectively, and $(25.4) million and $(24.1) million of realized losses on sale of loans for the three and six months ended June 30, 2022, respectively.
2.Includes $1.4 million and $2.5 million of income from capital market programs, net for the three and six months ended June 30, 2021, respectively. Income from capital market programs was immaterial for both the three and six months ended June 30, 2022.

Interest income

Interest income is recognized based on the terms of the underlying agreements with borrowers for loans held on the Company’s condensed consolidated balance sheets and is earned over the life of a loan.

Interest income also includes accrued interest earned on outstanding loans but not collected. Loans that have reached a delinquency of over 120 days are classified as non-accrual status and any accrued interest recorded in relation to these loans is reversed in the respective period. The Company does not record an allowance for credit

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

losses on accrued interest receivable. As of December 31, 2021 and June 30, 2022, the Company has recorded $2.6 million and $7.0 million of accrued interest income in loans on the condensed consolidated balance sheets, respectively.
Interest expense

Interest expense is primarily related to interest recorded on the Company’s borrowings on warehouse credit facilities. Interest expense includes accrued interest incurred but not paid. Accrued interest expenses were immaterial as of December 31, 2021 and June 30, 2022.
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

Fair value and other adjustments, net also include gains recognized through our securitization programs and amounts received from borrowers for previously charged-off loans held on the Company’s condensed consolidated balance sheets. These amounts are recognized in the period when amounts are received or the transaction is completed.

 3.    Variable Interest Entities
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
Other Consolidated VIE

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Upstart Loan Trust 2, a Delaware statutory trust, holds personal and auto loans facilitated through the Upstart platform. These loans include, but are not limited to, loans not pledged or eligible to be pledged to the Company’s warehouse credit facilities or loans that were the result of the Company’s repurchases of loans for breaches of representations and warranties made to institutional investors.

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

	Assets	Liabilities	Net Assets
December 31, 2021
Total consolidated VIEs	$342,025	$49,314	$292,711

	Assets	Liabilities	Net Assets
June 30, 2022
Total consolidated VIEs	$627,869	$212,013	$415,856

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
June 30, 2022
Securitizations and other	$121,454	$83,779	$37,675	$11,913

The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $8.3 million and $4.7 million of securitization notes and residual certificates which are included in other assets on the condensed consolidated balance sheets as of December 31, 2021 and June 30, 2022, respectively. The Company also had $7.2 million of cash deposits made to reserve accounts for related securitizations, included in other assets on the condensed consolidated balance sheets as of December 31, 2021 and June 30, 2022.

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

The Company routinely contributes loans to securitization transactions which it co-sponsors as a non-retaining sponsor. As a non-retaining sponsor and a servicer of these transactions, the Company does not retain economic risk in these deals. Contributions of loans to these securitizations are recognized as transfers under ASC 860, Transfers and Servicing.

 4.    Fair Value Measurement

The following table presents assets and liabilities measured at fair value and categorized as Level 3 in the fair value hierarchy:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31,	June 30,
	2021	2022
Assets
Loans	$252,477	$623,763
Notes receivable and residual certificates	8,288	4,698
Loan servicing assets	18,388	35,171
Total assets	$279,153	$663,632
Liabilities
Loan servicing liabilities	$8,780	$6,366
Trailing fee liabilities	4,315	5,446
Total liabilities	$13,095	$11,812

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
Loans

Loans included in the Company’s condensed consolidated balance sheets are classified as either held-for-sale or held-for-investment based on the Company’s intent and ability to sell the loans prior to maturity. From time to time the Company transfers loans between classifications based on changes in the Company’s intent. As of December 31, 2021, $142.7 million and $109.8 million of loans held on the Company’s condensed consolidated balance sheets were classified as held-for-sale and held-for-investment, respectively. As of June 30, 2022, $605.3 million and $18.4 million of loans held on the Company’s condensed consolidated balance sheets were classified as held-for-sale and held-for-investment, respectively.
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

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-investment and held-for-sale:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31, 2021			June 30, 2022
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	3.42%	16.49%	7.29%	5.92%	18.94%	9.63%
Credit risk rate (1)	0.08%	55.79%	17.98%	0.01%	79.09%	17.50%
Prepayment rate (1)	8.70%	88.12%	40.35%	1.55%	90.30%	40.78%
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

Significant Recurring Level 3 Fair Value Input Sensitivity

The below table presents the sensitivity of the loans held-for-sale and held-for-investment to adverse changes in key assumptions used in the valuation model as of December 31, 2021 and June 30, 2022, respectively.

	December 31,	June 30,
	2021	2022
Fair value of loans	$252,477	$623,763
Discount rates
100 basis point increase	(3,392)	(7,525)
200 basis point increase	(6,709)	(14,901)
Expected credit loss rates on underlying loans
10% adverse change	(3,959)	(8,626)
20% adverse change	(7,927)	(17,269)
Expected prepayment rates
10% adverse change	(239)	(2,395)
20% adverse change	(512)	(4,739)

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Rollforward of Level 3 Fair Values

The following tables include a rollforward of the loans classified within Level 3 of the fair value hierarchy:

	Loans Held-for- Sale	Loans Held-for-Investment	Total
Fair value at March 31, 2021	$28,794	$28,395	$57,189
Purchases of loans	20,071	29,601	49,672
Sale of loans	(20,432)	—	(20,432)
Purchase of loans for immediate resale	2,119,597	—	2,119,597
Immediate resale	(2,119,597)	—	(2,119,597)
Repayments received	(1,726)	(3,800)	(5,526)
Changes in fair value recorded in earnings	(5)	1,174	1,169
Other changes	39	200	239
Fair value at June 30, 2021	$26,741	$55,570	$82,311

	Loans Held-for- Sale	Loans Held-for-Investment	Total
Fair value at December 31, 2020	$60,232	$18,228	$78,460
Reclassification of loans	(26)	26	—
Purchases of loans	38,311	42,548	80,859
Sale of loans	(66,901)	—	(66,901)
Purchase of loans for immediate resale	3,414,231	—	3,414,231
Immediate resale	(3,414,231)	—	(3,414,231)
Repayments received	(5,036)	(6,129)	(11,165)
Changes in fair value recorded in earnings	352	616	968
Other changes	(191)	281	90
Fair value at June 30, 2021	$26,741	$55,570	$82,311

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for- Sale	Loans Held-for-Investment	Total
Fair value at March 31, 2022	$597,981	$—	$597,981
Reclassification of loans	(6,113)	6,113	—
Purchases of loans	682,575	13,876	696,451
Sale of loans	(583,918)	—	(583,918)
Purchase of loans for immediate resale	1,782,442	—	1,782,442
Immediate resale	(1,782,442)	—	(1,782,442)
Repayments received	(54,549)	(1,038)	(55,587)
Changes in fair value recorded in earnings	(32,319)	(487)	(32,806)
Other changes	1,662	(20)	1,642
Fair value at June 30, 2022	$605,319	$18,444	$623,763

	Loans Held-for- Sale	Loans Held-for-Investment	Total
Fair value at December 31, 2021	$142,685	$109,792	$252,477
Reclassification of loans, net	103,679	(103,679)	—
Purchases of loans	1,125,765	13,876	1,139,641
Sale of loans	(634,682)	—	(634,682)
Purchase of loans for immediate resale	4,797,036	—	4,797,036
Immediate resale	(4,797,036)	—	(4,797,036)
Repayments received	(84,275)	(1,038)	(85,313)
Changes in fair value recorded in earnings	(51,830)	(487)	(52,317)
Other changes	3,977	(20)	3,957
Fair value at June 30, 2022	$605,319	$18,444	$623,763
The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the condensed consolidated balance sheets:

	Loans		Loans > 90 Days Past Due
	December 31,	June 30,	December 31,	June 30,
	2021	2022	2021	2022
Outstanding principal balance	$277,228	$689,424	$1,979	$4,134
Net fair value and accrued interest adjustments	(24,751)	(65,661)	(1,692)	(3,414)
Fair value(1)	$252,477	$623,763	$287	$720
_________
(1)     Includes $50.1 million and $382.5 million of auto loans as of December 31, 2021 and June 30, 2022, respectively, of which an immaterial amount is 90 days or more past due for each period presented.

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Assets related to Securitization Transactions

As of December 31, 2021 and June 30, 2022, the Company held notes receivable and residual certificates with an aggregate fair value of $8.3 million and $4.7 million, respectively, within other assets on the Company’s condensed consolidated balance sheets. The balances consist of securitization notes and residual certificates corresponding to the 5% economic risk retention the Company is required to maintain as the retaining sponsor of the unconsolidated securitizations.
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements of assets related to securitization transactions:

	December 31, 2021			June 30, 2022
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Notes receivable and residual certificates
Discount rate	4.96%	15.72%	6.78%	5.82%	18.14%	9.61%
Credit risk rate (1)	0.04%	50.69%	18.47%	0.76%	50.69%	18.63%
Prepayment rate (1)	15.60%	36.08%	27.82%	15.60%	35.03%	27.90%
_________
(1)Expressed as a percentage of the original principal balance of the loans underlying the financial instruments
(2)Unobservable inputs were weighted by relative fair value

Significant Recurring Level 3 Fair Value Input Sensitivity

The securities issued in the securitization transactions are senior or subordinated based on the waterfall criteria of loan payments to each security class, with the residual interest (the “residual certificates”) issued being the first to absorb credit losses in accordance with the waterfall criteria. Accordingly, the residual certificates are the most sensitive to adverse changes in credit risk rates. Depending on the specific securitization, a hypothetical increase in the credit risk rate of 10% to 20% would result in significant decreases in the fair value of the residual certificates. On average, a hypothetical increase in the credit risk rate under a discounted cash flow methodology of 20% would result in a 7% decrease in the fair value of the residual certificates as of June 30, 2022. The remaining classes of securities, with the exception of those in 2018-2, are all overcollateralized such that changes in credit risk rates are not expected to have significant impacts on their fair values.

The fair value of the securities is also sensitive to adverse changes in discount rates, which represent estimates of the rates of return that institutional investors would require when investing in financial instruments with similar risk and return characteristics. On average, a hypothetical 100 basis point increase in discount rates results in a decrease in fair value of the securities (including securitization notes and residual certificates) of 0.69% and 0.62% as of December 31, 2021 and June 30, 2022, respectively. On average, a hypothetical 200 basis point increase in discount rates results in a decrease in fair value of securitization notes and residual certificates of 1.37% and 1.24% as of December 31, 2021 and June 30, 2022, respectively.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The fair value of securitization notes and residual certificates are not sensitive to adverse changes in expected prepayment rates as such changes would not result in a significant impact on the fair value as of December 31, 2021 and June 30, 2022.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of the notes receivable and residual certificates related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy:

Notes Receivable and Residual Certificates
Fair value at March 31, 2021	$16,033
Repayments and settlements	(3,230)
Changes in fair value recorded in earnings	192
Fair value at June 30, 2021	$12,995

Notes Receivable and Residual Certificates
Fair value at December 31, 2020	$19,074
Repayments and settlements	(6,349)
Changes in fair value recorded in earnings	270
Fair value at June 30, 2021	$12,995

Notes Receivable and Residual Certificates
Fair value at March 31, 2022	$6,384
Repayments and settlements	(1,845)
Changes in fair value recorded in earnings	159
Fair value at June 30, 2022	$4,698

Notes Receivable and Residual Certificates
Fair value at December 31, 2021	$8,288
Repayments and settlements	(3,912)
Changes in fair value recorded in earnings	322
Fair value at June 30, 2022	$4,698
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2021			June 30, 2022
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	13.00%	20.00%	17.69%	13.00%	20.00%	17.42%
Credit risk rate (1)	0.03%	52.78%	18.36%	0.03%	64.90%	17.19%
Market-servicing rate (3)(4)(5)	0.62%	3.73%	0.62%	0.62%	3.73%	0.62%
Prepayment rate (1)	5.99%	91.43%	36.39%	5.99%	91.99%	40.01%
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
Significant Recurring Level 3 Fair Value Input Sensitivity

The table below presents the fair value sensitivity of loan servicing assets and liabilities to adverse changes in key assumptions. The fair value of loan servicing assets and liabilities is not sensitive to adverse changes in discount rates and prepayment rates as such changes would not result in a significant impact on the fair value as of December 31, 2021 and June 30, 2022, respectively.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31,	June 30,
	2021	2022
Fair value of loan servicing assets	$18,388	$35,171
Expected market-servicing rates
10% market-servicing rates increase	(5,539)	(10,156)
20% market-servicing rates increase	(11,002)	(20,262)

	December 31,	June 30,
	2021	2022
Fair value of loan servicing liabilities	$8,780	$6,366
Expected market-servicing rates
10% market-servicing rates increase	5,357	3,730
20% market-servicing rates increase	10,788	7,509

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the loan servicing assets and liabilities classified by the Company within Level 3 of the fair value hierarchy:

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at March 31, 2021	$8,734	$10,853
Sale of loans	6,477	4,308
Changes in fair value recorded in earnings	239	(3,278)
Fair value at June 30, 2021	$15,450	$11,883

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2020	$6,831	$8,254
Sale of loans	9,929	7,827
Changes in fair value recorded in earnings	(1,310)	(4,198)
Fair value at June 30, 2021	$15,450	$11,883

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at March 31, 2022	$27,960	$8,290
Sale of loans	9,408	382
Changes in fair value recorded in earnings	(2,197)	(2,306)
Fair value at June 30, 2022	$35,171	$6,366

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2021	$18,388	$8,780
Sale of loans	20,018	2,286
Changes in fair value recorded in earnings	(3,235)	(4,700)
Fair value at June 30, 2022	$35,171	$6,366
Trailing Fee Liabilities

The Company pays certain bank partners monthly trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Significant inputs used for estimating the fair value of trailing fee liabilities included discount rates of 3.42% to 16.49% and credit risk rates of 0.08% to 55.79% as of December 31, 2021 and discount rates of 5.92% to 18.94% and credit risk rates of 0.01% to 79.09% as of and June 30, 2022.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Trailing Fee Liabilities
Fair value at March 31, 2022	$5,241
Issuances	1,119
Repayments and settlements	(766)
Changes in fair value recorded in earnings	(148)
Fair value at June 30, 2022	$5,446

Trailing Fee Liabilities
Fair value at December 31, 2021	$4,315
Issuances	2,786
Repayments and settlements	(1,395)
Changes in fair value recorded in earnings	(260)
Fair value at June 30, 2022	$5,446

 5.    Acquisitions

In April 2021, the Company completed its acquisition of Prodigy Software, Inc. (“Prodigy”). Prodigy provides an e-commerce platform for car dealerships which enables both online and in-store vehicle discovery, credit application, and checkout. Prodigy provides a modern multi-channel car buying experience, helping dealerships serve consumers with a holistic software solution that integrates legacy systems. In addition to modernizing the car buying experience, Prodigy has brought Upstart's AI enabled auto loans to dealerships across the country where a significant number of auto loans are transacted.

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

Excluded from the total purchase consideration above are 82,201 shares of the Company’s restricted common stock (“restricted stock”) with a fair value of $10.1 million issued to certain Prodigy employees. The restricted stock is subject to transfer restrictions and a repurchase option and is contingent upon the employees' continued employment with the Company. The repurchase option will lapse with respect to 1/8th of the shares of restricted stock at the end of each successive three-month period following the closing date of the Prodigy acquisition. The Company will record stock-based compensation expense straight-line over the two-year period that the repurchase option lapses.

The acquisition has been accounted for as a business combination. The purchase consideration was allocated to the tangible and intangible assets and liabilities acquired as of the acquisition date, with the excess

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

recorded to goodwill as shown below. The values assigned to the assets acquired and liabilities assumed were based on estimates of fair value available to us as of the date of acquisition, and adjusted during the measurement period which ended on January 1, 2022. No material adjustments to the fair value of assets and liabilities were made during the measurement period.

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

The Company recognized acquisition-related costs of $1.2 million in the six months ended June 30, 2021, which are included in the general and administrative expense in the condensed consolidated statement of operations and comprehensive income (loss). No acquisition-related costs were incurred during the six months ended June 30, 2022.

The following table summarizes the fair values of the acquisition-related intangible assets acquired as of the acquisition date:

	Fair values (in thousands)	Useful life (years)
Developed technology	$9,400	3.0
Trade name	100	2.0
Customer relationships	13,700	12.0
Total acquisition-related intangible assets	$23,200

The fair values of the acquisition-related intangibles were determined using the following methodologies: replacement cost method, the relief from royalty method, and the with/without method, a form of the income approach, for developed technology, trade name, and customer relationships, respectively. The acquired intangible assets have a total weighted-average amortization period of 8.3 years at the time of acquisition.

We have included the financial results of the acquired business in our condensed consolidated financial statements from the date of acquisition. These revenues and expenses were immaterial for the three and six months ended June 30, 2021. Pro forma results of operations have not been presented because the effects of this acquisition were not material to our financial results.

 6.    Goodwill and Intangible Assets

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Goodwill

During the six months ended June 30, 2022, there were no changes in the carrying amount of goodwill of $67.1 million on the Company’s condensed consolidated balance sheets.

Intangible Assets

Acquired intangible assets subject to amortization are as follows:

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$9,400	$3,917	$5,483	1.8
Customer relationships	13,700	1,427	12,273	10.8
	$23,100	$5,344	$17,756

Amortization expense was $1.1 million for both the three and six months ended June 30, 2021, and was $1.1 million and $2.1 million for the three and six months ended June 30, 2022, respectively.

Expected future amortization expense for intangible assets as of June 30, 2022 is as follows:

Fiscal Years:
Remaining 2022	$2,137
2023	4,275
2024	1,925
2025	1,142
2026	1,142
Thereafter	7,135
Total	$17,756

 7.    Balance Sheet Components
Other Assets

Other assets consisted of the following:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31,	June 30,
	2021	2022
Servicing fees and other receivables	$55,518	$46,122
Deposits	8,377	10,424
Prepaid expenses	30,012	22,407
Loan servicing assets (at fair value)	18,388	35,171
Notes receivable and residual certificates (at fair value)	8,288	4,698
Other assets	8,809	7,776
Total other assets	$129,392	$126,598

Servicing fees and other receivables represent amounts recognized as revenue but not yet collected in relation to servicing and other agreements with institutional investors and bank partners.
Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

	December 31,	June 30,
	2021	2022
Internally developed software	$17,735	$27,561
Computer and networking equipment	3,796	5,830
Furniture and fixtures	3,199	4,246
Leasehold improvements	7,450	10,335
Total property, equipment, and software	32,180	47,972
Accumulated depreciation and amortization	(7,921)	(11,918)
Total property, equipment, and software, net	$24,259	$36,054

For the three and six months ended June 30, 2021, depreciation and amortization expense on property, equipment, and software was immaterial. For the three and six months ended June 30, 2022, depreciation and amortization was $2.3 million and $4.0 million, respectively. Capitalized internally developed software balances, net of accumulated amortization, were $13.5 million and $20.9 million as of December 31, 2021 and June 30, 2022, respectively.
Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,	June 30,
	2021	2022
Accrued expenses	$48,207	$37,055
Accrued payroll	37,293	17,774
Loan servicing liabilities (at fair value)	8,780	6,366
Trailing fee liability (at fair value)	4,315	5,446
Other liabilities	4,823	9,144
Total accrued expenses and other liabilities	$103,418	$75,785

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 8.    Borrowings

The following table presents the aggregate principal outstanding of all loans mentioned in this note that are included in the condensed consolidated balance sheets:

	Borrowings
	December 31,	June 30,
	2021	2022
Warehouse credit facilities	$48,030	$208,123
Risk retention funding loan	507	—
Convertible senior notes	661,250	661,250
Total payments due	709,787	869,373
Unamortized debt discount	(14,355)	(12,818)
Total borrowings	$695,432	$856,555
Warehouse Credit Facilities
Upstart Loan Trust Credit Facility

In November 2015, the Company’s consolidated VIE, Upstart Loan Trust (“ULT”), entered into a revolving credit and security agreement with a third-party lender (the “ULT Warehouse Credit Facility”). The credit and security agreement for the ULT Warehouse Credit Facility was amended and restated in its entirety in May 2020 and has been further amended from time to time. Under the revolving credit and security agreement, as amended from time to time, the ULT Warehouse Credit Facility provides an aggregate of $175.0 million financing capacity of which $100.0 million is committed and $75.0 million is uncommitted. ULT may borrow up to this capacity until the earlier of June 15, 2023 or the occurrence of an accelerated amortization event. Accelerated amortization events include, but are not limited to, failure to satisfy certain loan performance metrics or the occurrence of an event of default. The proceeds may only be used to purchase unsecured personal loans and to pay fees and expenses related to the credit facility. The ULT Warehouse Credit Facility matures on the earlier of June 15, 2024 or acceleration of the facility following an event of default, upon which date 100% of the outstanding principal amount, together with any accrued and unpaid interest, becomes due and payable. The ULT Warehouse Credit Facility bears a floating interest rate of Compounded Secured Overnight Financing Rate (“SOFR”) plus a spread ranging from 1.90% to 3.28% per annum, due and payable monthly in arrears. The Company is also subject to a monthly unused fee ranging from 0.20% to 1.00% per annum on the undrawn balance. The maximum advance rate under the ULT Warehouse Credit Facility on outstanding principal of loans held by ULT was 85% as of December 31, 2021 and 72.5% as of June 30, 2022.

The ULT Warehouse Credit Facility contains certain financial covenants. As of December 31, 2021 and June 30, 2022, ULT was in compliance with all applicable covenants under the ULT Warehouse Credit Facility. The creditors of ULT have no recourse to the general credit of the Company, except for certain limited obligations of ULT to its creditors that are guaranteed by the Company. The Company does not guarantee the credit performance of the loans owned by ULT, and the loans and other assets owned by ULT are not available to settle the claims of creditors of the Company.

The following table includes the aggregate balances held by ULT that were pledged as collateral for the ULT Warehouse Credit Facility and included in loans at fair value and restricted cash in the condensed consolidated balance sheets:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	ULT Warehouse Credit Facility
	December 31, 2021	June 30, 2022
Outstanding borrowings	$48,030	$109,951
Aggregate outstanding principal of loans pledged as collateral	76,865	169,373
Aggregate fair value of loans purchased and held by ULT	142,687	181,536
Restricted cash pledged as collateral	$76,256	$6,366
Upstart Auto Warehouse Trust Credit Facility

In December 2021, the Company’s consolidated VIE, Upstart Auto Warehouse Trust (“UAWT”), entered into a revolving credit and security agreement with a third-party lender (the “UAWT Warehouse Credit Facility”). Under the revolving credit and security agreement, UAWT may borrow up to $100.0 million until the earlier of December 2022 or the occurrence of an accelerated amortization event. An accelerated amortization event includes, but are not limited to, failure to satisfy certain loan performance metrics or the occurrence of an event of default. The proceeds may only be used to purchase secured auto loans originated using Upstart’s platform and to pay fees and expenses related to the credit facility. The UAWT Warehouse Credit Facility matures in December 2023. The entire amount of the outstanding principal and accrued interest and fees may be prepaid at any time without penalty. Borrowings under the UAWT Warehouse Credit Facility bears interest per annum at a rate equivalent to the weighted-average cost of commercial paper notes issued by the lender (the “UAWT Benchmark Rate”), plus a spread ranging from 1.8% to 3.5%. In the event the UAWT Benchmark Rate cannot be adequately ascertained or available, the UAWT Benchmark Rate will be replaced with an alternative rate such as SOFR. In addition, the UAWT Warehouse Credit Facility is also subject to a monthly unused fee of 0.50% per annum on the undrawn balance. The maximum advance rate under the UAWT Auto Warehouse Trust Credit Facility on outstanding principal of loans held by UAWT was 82.5% as of December 31, 2021 and June 30, 2022.

The UAWT Warehouse Credit Facility contains certain financial covenants. As of December 31, 2021 and June 30, 2022, UAWT was in compliance with all applicable covenants under the UAWT Warehouse Credit Facility. The creditors of UAWT have no recourse to the general credit of the Company, except for certain limited obligations of UAWT to its creditors that are guaranteed by the Company.

The following table includes the aggregate balances held by UAWT that were pledged as collateral for the UAWT Warehouse Credit Facility and included in loans at fair value and restricted cash in the condensed consolidated balance sheets as of June 30, 2022. The Company had no outstanding borrowings or loans owned by UAWT that were pledged as collateral under the UAWT Warehouse Credit Facility as of December 31, 2021.

UAWT Warehouse Credit Facility
June 30, 2022
Outstanding borrowings	$98,172
Aggregate outstanding principal of loans pledged as collateral	120,628
Aggregate fair value of loans purchased and held by UAWT	131,183
Restricted cash pledged as collateral	$662

Convertible Senior Notes

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

On August 20, 2021, the Company issued $661.3 million aggregate principal amount of 0.25% convertible senior notes due 2026 (“Notes”) pursuant to an indenture (the “Indenture”), (including the exercise in full of the initial purchasers’ option of an additional $86.3 million aggregate principal of additional notes) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the sale of the Notes were $645.5 million after deducting debt issuance costs. The estimated fair value of the Notes as of December 31, 2021 and June 30, 2022 was approximately $627.5 million and $380.3 million, respectively, which represent Level 2 valuations in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market. The carrying value of the Notes of December 31, 2021 and June 30, 2022 was $646.9 million and $648.4 million, respectively.

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

The Company accounted for the issuance of the Notes as a single liability at par as the conversion feature does not require bifurcation as a derivative under ASC 815 and the Notes were not issued at a substantial premium. Debt issuance costs related to the Notes totaled $15.7 million and consisted of underwriting fees and third-party offering costs, which are amortized to interest expense using the effective interest method over the contractual term. For the three and six months ended June 30, 2022, the Company recorded coupon interest expense of $0.4 million and $0.8 million, respectively, and amortization of debt issuance costs of $0.8 million and $1.5 million, respectively, within other expense on the condensed consolidated statements of operations and comprehensive income (loss). The effective interest rate of the Notes is 0.7%.

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

The following table summarizes the aggregate amount of maturities of all borrowings as of June 30, 2022:

June 30, 2022
Remaining 2022	$—
2023	98,172
2024	109,951
2025	—
2026	661,250
2027	—
Total	$869,373

 9.    Stockholders' Equity
Common Stock Reserved for Future Issuance

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Company's amended and restated certificate of incorporation authorizes the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share. Shares of common stock reserved for issuance, on an as-converted basis, are as follows:

	December 31,	June 30,
	2021	2022
Options issued and outstanding	12,785,176	11,138,435
RSUs outstanding	1,508,615	2,497,064
PRSUs outstanding	—	687,500
Shares available for future issuance under 2020 plan	9,979,700	12,149,138
Shares available for issuance under ESPP	1,869,302	2,657,991
Total	26,142,793	29,130,128
Share Repurchase Program

In February 2022, the Board of Directors authorized the Company to purchase up to $400.0 million of common stock of the Company. The Company may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1. The repurchase program does not obligate the Company to acquire any particular amount of its common stock, and may be suspended or terminated by the Company at any time at its discretion without prior notice.

The Company records share repurchases on the settlement date. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. The Company’s policy for share retirements is to allocate the excess between par value and the repurchase price, including costs and fees, to additional paid-in capital. During the six months ended June 30, 2022, the Company repurchased, and subsequently retired, 3.5 million shares for $125.0 million at an average cost of $35.69 per share. As of June 30, 2022, $275 million remains available for future purchases of our common stock under the share repurchase program.
Equity Incentive Plan

The Company's 2020 Equity Incentive Plan authorizes grants of ISOs, NSOs, stock appreciation rights, restricted stock, RSUs, and performance awards to eligible participants.
Stock Options

The following table summarized stock option activity for the six months ended June 30, 2022:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2021	12,785,176	$10.23	6.8	$1,803,812
Options granted	289,343	121.25
Options exercised	(1,804,373)	5.23
Options cancelled and forfeited	(131,711)	34.30
Balances at June 30, 2022	11,138,435	13.64	6.3	268,860
Options exercisable – June 30, 2022	7,176,849	4.44	5.4	197,786
Options vested and expected to vest – June 30, 2022	11,070,099	$13.25	6.3	$268,281

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of June 30, 2022. The aggregate intrinsic value of options exercised for the six months ended June 30, 2021 and 2022, was $122.7 million and $145.7 million, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2021 and 2022, was $62.16, and $59.74 per share, respectively. The weighted-average fair value of options assumed in connection with an acquisition was $74.84 per share for the six months ended June 30, 2021. The total fair value of options vested for the six months ended June 30, 2021 and 2022, was $12.3 million, and $11.9 million, respectively.

As of June 30, 2022, total unrecognized stock-based compensation expense related to unvested stock options was $55.9 million, which is expected to be recognized over a remaining weighted-average period of 1.6 years.

In May 2021, the Company amended an employee stock option agreement which resulted in a modification of the vesting of a certain number of option shares. The Company valued the amended stock options as of the modification date. Based on the Black-Scholes option pricing model fair value, incremental stock-based compensation expense of $4.4 million resulting from the modification was recognized during the six months ended June 30, 2021.

Restricted Stock Units

The Company grants RSUs to employees and nonemployees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over four years. The following table summarized RSU activity for the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	1,508,615	$140.10
RSUs granted	1,282,886	91.38
RSUs vested	(179,878)	108.42
RSUs cancelled and forfeited	(114,559)	126.40
Unvested at June 30, 2022	2,497,064	$117.98

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

As of June 30, 2022, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $246.0 million, which is expected to be recognized over a remaining weighted-average period of 3.0 years.
Restricted Stock

In connection with the Prodigy acquisition in April 2021, 82,201 shares of the Company’s restricted stock were issued to certain Prodigy employees. The restricted stock is subject to restrictions which lapse on a quarterly basis over two years. Refer to “Note 5. Acquisitions” for further information.

The following table summarized Restricted Stock activity for the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	61,651	$121.65
Vested	20,550	121.65
Unvested at June 30, 2022	41,101	$121.65

As of June 30, 2022, total unrecognized stock-based compensation expense related to restricted stock was $3.9 million, which is expected to be recognized over a remaining weighted-average period of 0.8 years.

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

Except as otherwise provided in the Performance Award Agreement, the PRSU award will vest only if the executive is employed on a full-time basis through January 1, 2029 (the “Final Measurement Date”) and only to the extent that the company stock price targets are met. The first time that performance will be measured is on January 1, 2027 and achievement will be determined based on the average closing price of the Company’s stock on the 60 consecutive trading days ending immediately prior to that date. If any company stock price target is met at that time, up to 40% of the cumulative PRSUs possible for such company stock price target will become eligible to vest. One year later on January 1, 2028, the same procedure will be followed and if any higher company stock price target is met, up to 80% of the cumulative PRSUs possible for such company stock price target, less any PRSUs that previously vested, will vest. On the Final Measurement Date, the same procedure will be followed and the cumulative PRSUs possible for the highest company stock price target met at such time, less any PRSUs that previously became eligible to vest, will become eligible to vest. All PRSUs which did not meet the Company stock price targets on the Final Measurement Date will be forfeited.

The ability to become eligible to vest only in up to 40% of the cumulative PRSUs possible after five years and only up to 80% of the cumulative PRSUs possible after six years was intentionally structured to ensure that sustained long-term stock price performance must be achieved. The 40% and 80% limitations do not apply in the case of a change in control prior to the Final Measurement Date.

Compensation expense associated with the PRSUs is recognized using the straight-line attribution method for each of the nine vesting tranches over the respective derived service period. The weighted-average grant date fair value using the Monte Carlo simulation was $68.76 per share. The Company recognizes stock-based compensation

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

expense for awards subject to market-based vesting conditions regardless of whether these conditions will be achieved or not, and stock-based compensation expense for any such awards is not reversed if the market condition is not met. As of June 30, 2022, total unrecognized stock-based compensation expense related to outstanding unvested PRSUs was $44.1 million, which is expected to be recognized over a remaining weighted-average period of 5.2 years.
2020 Employee Stock Purchase Plan

Our ESPP provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on the exercise date. During the six months ended June 30, 2022, 47,894 shares of common stock were purchased under the ESPP.

As of June 30, 2022, total unrecognized stock-based compensation expense related to the ESPP was immaterial.

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

The following assumptions were used to estimate the fair value of options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Expected term (in years)	*	6.0 – 6.2	5.3 – 6.9	5.2 – 7.0
Expected volatility	*	49.37% – 49.78%	63.12% – 65.01%	47.58% – 49.78%
Risk-free interest rate	*	3.34%	0.62% – 1.14%	1.70% – 3.34%
Dividend yield	*	—%	—%	—%

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

_________
* No options were granted during the three months ended June 30, 2021

The following assumptions were used to estimate the fair value of the February 2022 PRSUs granted:

Expected term (in years)	6.9
Expected volatility	48.43%
Risk-free interest rate	1.89%
Dividend yield	—%

The following assumptions were used to estimate the fair value of ESPP purchase rights:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Expected term (in years)	*	*	0.6	0.5
Expected volatility	*	*	61.65%	91.98%
Risk-free interest rate	*	*	0.09%	0.72%
Dividend yield	*	*	—%	—%
_________
* No ESPP purchase rights were granted during the three months ended June 30, 2021 and 2022.
Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its condensed consolidated statements of operations and comprehensive income (loss) for employees and nonemployees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Sales and marketing	$1,427	$2,624	$2,180	$4,862
Customer operations	1,624	2,085	2,376	3,704
Engineering and product development	12,472	17,894	16,779	31,528
General, administrative, and other	5,663	7,726	8,473	15,285
Total	$21,186	$30,329	$29,808	$55,379

 10.    Leases

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

As of June 30, 2022, future minimum lease payments are as follows:

Operating Leases
Remaining 2022	$6,432
2023	14,741
2024	16,574
2025	17,050
2026	17,546
Thereafter	51,954
Total undiscounted lease payments	124,297
Less: Tenant improvement receivables	(6,568)
Less: Present value adjustment	(17,864)
Operating lease liabilities	$99,865

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Rent expense	$1,467	$3,945	$2,995	$7,877
Variable lease payments	$362	$922	$661	$1,788

Supplemental cash flow and non-cash information related to the Company’s operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Cash paid for amounts included in the measurement of lease liabilities	$1,075	$2,707	$2,132	$4,770

Supplemental balance sheet information related to the Company’s operating leases was as follows:

June 30,
2022
Weighted-average remaining lease term (in years)	7.66
Weighted-average discount rate	3.83%

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 11.    Commitments and Contingencies
Commitments

The Company has loan purchase obligations under the Company’s loan agreements with certain bank partners. These bank partners retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the conclusion of the required holding period. As of December 31, 2021 and June 30, 2022, the total loan purchase commitment included outstanding principal balance of $111.3 million and $12.1 million, respectively.
Contingencies
Accounting for contingencies requires the Company to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company discloses material contingencies when it believes a loss is not probable but reasonably possible and may voluntarily provide information on additional contingencies.

From time to time the Company is subject to, and it is presently involved in, various litigation and legal proceedings arising from the ordinary course of business activities the outcome of which the Company cannot reasonably determine. Other than the class actions described below, the Company does not believe that it is presently a party to any litigation of which the outcome would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. As of December 31, 2021 and June 30, 2022, no loss contingency has been recorded in connection with legal proceedings.

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
Repurchases

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

The maximum potential amount of future payments associated under this obligation is the outstanding balances of the loans sold to the investors, which at December 31, 2021 and June 30, 2022 is $12,905.5 million and $16,543.8 million, respectively. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial. The Company has recorded contingent liabilities as of December 31, 2021 and June 30, 2022 of immaterial amounts to cover estimated future obligations related to these contractual terms. These amounts are included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Legal

On May 13, 2022, a purported class action lawsuit was filed in the United States District Court, Northern District of California, captioned Ward v. Upstart Holdings, Inc., et al., Case No. 5:22-cv-02856-BLF (N.D. Cal.) against the Company, the Company’s Chief Executive Officer, and Chief Financial Officer alleging, among other things, that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Ward lawsuit claimed unspecified damages and legal fees.

Between May 19, 2022 and June 22, 2022, two additional related purported class action lawsuits were filed in the United States District Court, Northern District of California, captioned Plymouth County Retirement Association v. Upstart Holdings, Inc., et al., Case No. 3:22-cv-02973-WHO (N.D. Cal.) and Zhang v. Upstart Holdings, Inc., et al., Case No. 3:22-cv-03668-JD (N.D. Cal.). On July 7, 2022, a related purported class action lawsuit was filed in the United States District Court, Southern District of Ohio, captioned Handelsbanken Fonder AB v. Upstart Holdings, Inc., et al., Case No. 2:22-cv-02706-SDM-EPD (S.D. Ohio). The Zhang, Plymouth County, and Handelsbanken Fonder actions named the same defendants and made similar allegations to those in the Ward action.

On July 11, 2022, plaintiffs in the Zhang and Plymouth County actions filed notices voluntarily dismissing their lawsuits without prejudice. On July 12, 2022, motions to appoint lead plaintiff and lead counsel were filed in both the Ward action and the Handelsbanken Fonder action. On July 26, 2022, plaintiff in the Ward action filed a notice voluntarily dismissing his lawsuit without prejudice, and on July 27, 2022, plaintiff in the Handelsbanken Fonder action filed a notice voluntarily dismissing its lawsuit without prejudice.

On July 26, 2022, an additional lawsuit was filed in United States District Court, Southern District of Ohio, captioned Crain v. Upstart Holdings, Inc. et al., Case No. 2:22-cv-02935-ALM-EPD (S.D. Ohio) against the Company, the Company’s Chief Executive Officer, and Chief Financial Officer. The Crain lawsuit makes allegations similar to those in the Handelsbanken Fonder action and alleges that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Crain lawsuit claims unspecified damages and legal fees.

The Company believes the claims in the above-referenced lawsuits are without merit and intends to defend itself vigorously.

On July 28, 2022, a derivative lawsuit was filed in United States District Court, Southern District of Ohio, captioned OConnor v. Huber et al., Case No. 2:22-cv-02961-EAS-KAJ (S.D. Ohio). The OConnor action includes allegations similar to those in the Crain complaint, and names as defendants each of the Company’s current board members and its Chief Financial Officer. The Company is named as a nominal defendant. The OConnor action includes claims for violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The OConnor action seeks unspecified monetary damages and an accounting from the individual defendants. The OConnor action also seeks unspecified corporate governance and internal procedure modifications, punitive damages, and legal fees.

Given the uncertainty of litigation described above, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

 12.    Income Taxes

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Company’s effective tax rates for the three and six months ended June 30, 2021 and 2022, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
(Benefit) provision for income taxes	$(988)	$24	$(767)	$43
Effective tax rate	(3.33)%	(0.08)%	(1.92)%	1.49%

The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising during the period. The increase in the effective tax rate for the three and six months ended June 30, 2022 was primarily driven by an increase in the Company's state tax liabilities in 2022. Compared to the same periods in 2021, the Company’s effective tax rate in 2022 has normalized from a partial valuation allowance release driven by an acquisition that occurred during the three months ended June 30, 2021. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowance on the Company’s deferred tax assets as it is more likely than not that some or all of these deferred tax assets will not be realized.

 13.    Net Income (Loss) Per Share

Basic net income (loss) per common share is based on the weighted-average common shares outstanding during the relevant period. Diluted net income (loss) per share is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards and convertible debt. Basic and diluted net income (loss) per share are computed independently for each fiscal quarter and year-to-date period, which involves the use of different weighted-average share count figures relating to quarterly and year-to-date periods. As a result, and after factoring the effect of rounding to the nearest cent per share, the sum of each fiscal quarter-to-date basic and diluted net income (loss) per share may not equal year-to-date basic and diluted net income (loss) per share.

For periods in which the Company reports net losses, basic and diluted net loss per share are the same because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Numerator:
Net income (loss)	$37,284	$(29,871)	$47,386	$2,821
Denominator:
Weighted-average common shares outstanding used to calculate net income (loss) per share, basic	76,674,129	83,833,963	75,160,037	84,031,109
Weighted-average effect of dilutive securities	18,127,994	—	18,033,116	10,477,951
Weighted-average common shares outstanding used to calculate net income (loss) per share, diluted	94,802,123	83,833,963	93,193,153	94,509,060

Net income (loss) per share, basic	$0.49	$(0.36)	$0.63	$0.03
Net income (loss) per share, diluted	$0.39	$(0.36)	$0.51	$0.03

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following securities were excluded from the computation of diluted net income (loss) per share for the periods presented, because including them would have been anti-dilutive. These amounts represent the number of instruments outstanding at the end of each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Options to purchase common stock	451,493	11,138,435	500,065	770,852
Unvested RSUs	262,914	2,497,064	1,117,330	2,061,568
Unvested PRSUs	—	687,500		687,500
Purchase rights committed under the ESPP	—	216,088	—	—
Convertible debt	—	2,318,078	—	2,318,078
Total	714,407	16,857,165	1,617,395	5,837,998

 14.    Subsequent Events

The Company has evaluated events that have occurred through the filing date of this Form 10-Q. Based on its evaluation, other than any items recorded or disclosed within the condensed consolidated financial statements and related notes, the Company has determined no subsequent events were required to be recognized or disclosed.

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

We believe that banks and other traditional lenders will continue to be at the forefront of consumer lending in the United States. We believe AI lending will become increasingly critical as this industry continues to undergo a broad digital transformation. Our strategy is to partner with banks, providing them with access to an AI lending marketplace that they can configure as they originate consumer loans under their own brand, according to their own business and regulatory requirements.

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

Our bank partners can retain loans that align with their business and risk objectives. For loans that are not retained by our bank partners, we help diversify the funding of these loans to a broad base of institutional investors that invest in Upstart-powered loans. In the six months ended June 30, 2022, 26% of the loans funded through our platform were retained by originating banks, 67% of loans were purchased by institutional investors through our loan funding programs and the remaining 7% were funded through our balance sheet. Over the last few years, the percentage of loans funded through our balance sheet has generally decreased, while the percentage of loans purchased by institutional investors has generally increased. However, in 2022, we have increased the percentage of loans retained by Upstart. We funded more loans for research and development purposes to support new products and segments. Further, in order to address recent funding constraints for our personal loans, Upstart has utilized its balance sheet at times to support short-term funding requirements of loans that would otherwise be purchased and held by institutional investors or securitized. While our long-term plan is to bring more committed capital from third parties to our marketplace, in the meantime, we expect to continue contributing our own capital towards funding Upstart-powered loans.
Our Economic Model

Upstart’s revenues are primarily earned in exchange for the use of our platform and for borrower referral services provided to our bank partners through our lending marketplace. Fees for these services can be either fixed or based on a variable price per unit, depending on the contractual arrangement. Platform services result in loan originations by our bank partners using our platform and referral services result in a referral of a borrower obtaining a loan from our bank partners. These fees are combined for accounting purposes as they represent a single performance obligation. We do not charge the borrowers on our platform any referral, platform or other similar fees for our loan matching services.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

We also charge the holder of the loan (either a bank partner or institutional investor) a servicing fee based on the outstanding principal over the lifetime of the loan for ongoing servicing of the loan. In addition, we earn a smaller portion of our revenue from interest income for loans held on our balance sheet and gain or (loss) generated through our capital markets programs.

Loans on our platform today are predominantly sourced from Upstart.com. For these loans, we incur variable costs in the form of borrower acquisition costs and borrower verification and servicing costs. Borrower acquisition, verification and servicing costs are highly correlated with Transaction Volume, which while volatile on a quarter by quarter basis, has trended upward over the last several years. We continue to focus on improvements to our level of automation and Conversion Rate through our increasingly sophisticated risk models and our evolving channel mix. While these metrics can fluctuate from period to period, they are trending upwards overall and contribute to improving our loan unit economics over time.
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

While the credit performance of Upstart-powered loans can be impacted by a variety of macroeconomic and other factors, we consider credit performance to be one of the most important measures of the effectiveness of our AI models. We focus on credit performance compared to the expectations of our bank partners or institutional investors at the time of origination. Since 2018 through to the end of 2021, all quarterly vintages of loans retained by our bank partners, to date are currently forecasted to meet or exceed the target returns set at the time of loan origination. For loans purchased by institutional investors, all vintages from 2018 through 2020 are forecasted to deliver returns at or in excess of the targets such institutional investors were expecting to receive, while our 2021 vintages to date have underperformed relative to such target returns.

We believe that ongoing improvements to our technology in this manner will allow us to further expand access and lower rates for creditworthy borrowers, which will continue to fuel our growth. Should the pace of these improvements slow down or cease, or should we discover forms of model upgrades which improve accuracy at the expense of volume, our growth rates could be adversely affected.

Impact of Macroeconomic Environment

In an economic downturn, we believe consumer lending will generally contract. Bank partners and institutional investors will generally require higher rates of return, which in turn increases the interest rates offered to borrowers, leading to lower borrower demand. Macroeconomic factors can also cause fluctuations of available capital in our lending marketplace due to shifts in the risk preferences of our banks and institutional investors. We expect these dynamics would generally invert in an economic upswing.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

In the second quarter of 2022, loan funding provided by institutional investors was constrained, largely due to concerns about the macroeconomic environment. In response to inflationary pressure, the U.S. Federal Reserve has raised, and may continue to raise, interest rates, leading to more expensive loan offers across borrower categories. At the same time, macroeconomic uncertainty had generally made institutional investors more cautious and caused them to reduce the amount of capital available to fund Upstart-powered loans. As a result, in the second quarter of 2022, our Transaction Volume, Dollars decreased by 28% in comparison to the previous quarter.

Further, several of our bank partners have paused or reduced loan originations in order to limit their exposure in the current macroeconomic environment. In order to create greater stability for our business, we are currently planning to secure committed capital from bank partners and institutional investors that will contribute loan funding consistently throughout macroeconomic cycles. In the interim period, we expect to utilize our balance sheet to support short-term funding requirements of loans. While our goal remains to operate as a marketplace for credit, we will continue to leverage our balance sheet in the short term as we evaluate opportunities to implement a committed capital structure.

In addition, the COVID-19 pandemic has had, and continues to have, a significant impact on the U.S. economy and markets in which we operate. Starting in the second half of March 2020, the COVID-19 pandemic impacted origination volumes on our platform. The rapid rise in unemployment in the United States led to a reduction in originations by bank partners and a temporary pause in loan funding from institutional investors and capital markets. The level of government assistance that was made available to consumers starting in the second quarter of 2020 was unprecedented, driving significant reduction in loan default rates and resulting in strong credit performance of Upstart-powered loans from the second quarter of 2020 through the third quarter of 2021. Since then, most government assistance programs have expired and the default rates of borrowers on our platform have returned to pre-pandemic levels.

We measure the performance of our loans primarily by comparing actual loan defaults to defaults projected by our AI models upon loan origination. Projected performance is a critical component of our loan pricing, and the accuracy of loan default projections is determined by how close the actual return will be to the level expected by our bank partners and institutional investors. The expiration of the government assistance programs had the greatest impact on higher risk borrowers, resulting in a greater increase in default rates for these groups as compared to other less risky borrowers.

We have adjusted our AI models over time by incorporating different types of economic data, such as unemployment levels and inflation rates, that we receive from third party sources. While this data helps our AI models take into account the current macroeconomic environment, we focus on the ability of our AI models to separate high and low risk borrowers to demonstrate the resilience in the performance of our AI models and Upstart-powered loans during downward shifts in economic cycles relative to general consumer credit. If we do it successfully, it could strengthen our competitive positioning when we emerge from such downturns.

We continuously monitor the direct and indirect impacts of the current macroeconomic conditions on our business, financial condition, and results of operations.
Bank and Market Adoption

Banks play two key roles in Upstart’s ecosystem: funding loans and acquiring new customers. Traditional lenders, such as banks, tend to enjoy among the most efficient sources of funding due to their expansive base of deposits. As they adopt our technology and fund a growing proportion of our marketplace transactions, offers made to borrowers will typically improve, generally leading to higher conversion rates and faster growth for our platform.

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

To provide funding support beyond our bank partners, we have built, and continue to expand, a broad network of institutional investors that can fund Upstart-powered loans through secondary loan purchasing and issuance of pass-through certificates and asset-backed securitizations. This diverse network of capital helps to minimize our reliance on any one funding source. However, any trend towards reduced participation by banks will generally erode the overall competitiveness of the offers on our platform, and any declining trend in the participation of broader institutional investment markets with respect to funding availability for Upstart-powered loans will adversely affect our business.

We believe that continued focus on improving our AI models and demonstrating strong performance of Upstart-powered loans over time will allow us to further diversify our sources of capital for our lending marketplace and mitigate the volatility in our loan funding supply.

Product Expansion and Innovation

We believe that significant growth opportunities exist to apply our evolving AI technology to additional segments of credit, and we continue to invest in research and development of our products. In the second quarter of 2022, we originated our first small business loans and introduced a new offering of personal loans for borrowers interested in small dollar loans. We may incur expenses to support the launch of new products and fund early loan originations. Monetization prospects for new products are uncertain, and costs associated with integrating, developing and marketing new products might not be recovered, which could weigh on our top-line growth and profitability.

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
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction. The following presents our key operating and financial metrics:

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Transaction Volume, Dollars	$2,795,089	$3,276,378	$4,523,688	$7,811,723
Transaction Volume, Number of Loans	286,864	321,138	456,610	786,675
Conversion Rate	24.4%	13.3%	23.4%	17.1%
Percentage of Loans Fully Automated	71%	73%	71%	74%

Contribution Profit(1)	$96,670	$120,929	$152,455	$268,770
Contribution Margin(1)	52%	47%	50%	47%
Adjusted EBITDA(1)	$59,495	$5,513	$80,494	$68,103
Adjusted EBITDA Margin(1)	31%	2%	26%	13%
Adjusted Net Income(1)	$58,487	$965	$78,431	$59,586
Adjusted Net Income Per Share:
Basic(1)	$0.76	$0.01	$1.04	$0.71
Diluted(1)	$0.62	$0.01	$0.84	$0.63
_______
(1)Represents a non-GAAP financial measure. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for further information.
Transaction Volume

We define Transaction Volume, Dollars as the total principal of loans transacted on our platform between a borrower and the originating bank during the period presented. We define Transaction Volume, Number of Loans as the number of loans facilitated on our platform between a borrower and the originating bank during the period presented. Transaction Volume is primarily driven by improvements in our AI models and technology, including our ability to streamline and automate the loan application and origination process. Increases in Transaction Volume are dependent on our loan funding programs having sufficient access to capital. Decreases in the availability of funding due to factors such as volatility in the capital markets and macroeconomic conditions will generally cause a decline in Transaction Volume. We believe these metrics are good proxies for our overall scale and reach as a marketplace.
Conversion Rate

We define Conversion Rate as the Transaction Volume, Number of Loans in a period divided by the number of rate inquiries received that we estimate to be legitimate, which we record when a borrower requests a loan offer on our platform. We track this metric to understand the impact of improvements to the efficiency of our borrower funnel on our overall growth. Historically, our Conversion Rate has benefited from improvements to our technology, which have made our evaluation of risk more accurate and our verification process more automated, or from the addition of bank partners that have made our offers more competitive. However, our Conversion Rate can be impacted by a variety of external factors, including shifts in macroeconomic conditions. As the U.S. Federal Reserve raises interest rates, the average interest rates charged to borrowers for Upstart-powered loans also increase, which results in decreases to our Conversion Rate. Our ability to continue to improve our Conversion Rate depends in part on our ability to continue to improve our AI models and Percentage of Loans Fully Automated and the mix of marketing channels in any given period.
Percentage of Loans Fully Automated

A driver of our Contribution Margin and operating efficiency is the Percentage of Loans Fully Automated, which is defined as the total number of loans in a given period originated end-to-end (from initial rate request to final funding) with no human involvement divided by the Transaction Volume, Number of Loans in the same period. We have been successful in increasing the level of loan automation on the platform over the past few years while simultaneously holding fraud rates constant and at very low levels. We believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
origination process on our platform. We expect the Percentage of Loans Fully Automated to level off and remain relatively stable in the long term. However, the expansion of our loan offerings, may cause fluctuations of such percentage from quarter to quarter depending on the loan offering mix and other external factors.
Contribution Profit and Contribution Margin

To derive Contribution Profit, we subtract from revenue from fees, net from our borrower acquisition costs as well as our borrower verification and servicing costs. To calculate Contribution Margin we divide Contribution Profit by revenue from fees, net.

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenue from fees, net	187,297	258,345	303,467	572,327
Borrower acquisition costs(1)	(70,932)	(93,285)	(117,055)	(217,099)
Borrower verification and servicing costs(2)	(19,695)	(44,131)	(33,957)	(86,458)
Total direct expenses	(90,627)	(137,416)	(151,012)	(303,557)
Contribution Profit	$96,670	$120,929	$152,455	$268,770
Contribution Margin	52%	47%	50%	47%
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

Adjusted EBITDA and Adjusted EBITDA Margin

We calculate Adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense and certain payroll tax expenses, depreciation and amortization, expense on convertible notes, provision for income taxes and acquisition-related costs. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue. Adjusted EBITDA and Adjusted EBITDA Margin includes interest expense from corporate debt and warehouse credit facilities which is incurred in the course of earning corresponding interest income. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin.
Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income as net income (loss) exclusive of stock-based compensation expense and certain payroll tax expenses and acquisition-related costs. Adjusted Net Income Per Share is calculated by dividing Adjusted Net Income Per Share by the weighted-average common shares outstanding. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
GAAP Financial Measures” for a reconciliation of net income (loss) to Adjusted Net Income and Adjusted Net Income per Share.

Components of Results of Operations
Revenue from Fees, Net
Platform and Referral Fees, Net

We charge our bank partners platform fees in exchange for usage of our AI lending marketplace, which includes collection of loan application data, underwriting of credit risk, verification and fraud detection, and the delivery of electronic loan offers and associated documentation. We also charge referral fees to our bank partners in exchange for the referral of borrowers from Upstart.com. Referral fees are charged to bank partners on a per borrower basis upon origination of a loan. These fees are charged net of any fees the bank partner charges Upstart. Upstart pays these bank partners a one-time loan premium fee upon completion of the minimum holding periods. Upstart also pays bank partners monthly loan trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. See “Note 2. Revenue” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about loan premium fees and trailing fees.
Servicing and Other Fees, Net
Servicing fees are calculated as a percentage of outstanding principal and are charged monthly to any entities holding loans facilitated through our marketplace, to compensate us for activities we perform throughout the loan term, including collection, processing and reconciliations of payments received, investor reporting and borrower customer support. Servicing fees are recorded net of any gains, losses or changes to fair value recognized in the underlying servicing rights and obligations, which are carried as assets and liabilities on our condensed consolidated balance sheets. Upstart currently acts as loan-servicer for substantially all outstanding loans facilitated through the Upstart marketplace. Borrower payment collections for loans that are more than 30 days past due or charged off are generally outsourced to third-party collection agencies. Upstart charges bank partners and institutional investors for collection agency fees related to their outstanding loan portfolio. Upstart also receives certain ancillary fees on a per transaction basis inclusive of late payment fees and ACH fail fees.
Interest Income and Fair Value Adjustments, Net

Interest income and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments held on our condensed consolidated balance sheets as part of our ongoing operating activities, excluding loan servicing assets and liabilities. Interest income and fair value adjustments, net also includes income from our capital market programs and realized gain (loss) on the sale of loans. Interest income and fair value adjustments, net can fluctuate based on the fair value of financial instruments held on our condensed consolidated balance sheets. This amount has historically been a small percentage of our total revenue, and we do not manage our business with a focus on growing this component of revenue.
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
Other Income (Expense)

Other income (expense) primarily consists of a voluntary repayment during the six months ended June 30, 2021 of funds received under the Paycheck Protection Program. During the six months ended June 30, 2022 other income (expense) primarily consists of interest expense on our convertible notes, charitable donations, and government grants.
Results of Operations

The following table summarizes our historical consolidated statements of operations data:

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2022		2021	2022
Revenue:
Revenue from fees, net	$187,297	$258,345		$303,467	$572,327
Interest income and fair value adjustments, net	6,649	(30,183)		11,824	(34,029)
Total revenue	193,946	228,162		315,291	538,298
Operating expenses(1):
Sales and marketing	75,916	105,212		125,292	238,661
Customer operations	24,164	51,072		41,552	99,479
Engineering and product development	31,431	57,045		50,419	107,036
General, administrative, and other	26,141	46,940		46,160	90,396
Total operating expenses	157,652	260,269		263,423	535,572
Income (loss) from operations	36,294	(32,107)		51,868	2,726
Other income (expense)	2	2,260	2,260	(5,249)	138
Net income (loss) before income taxes	36,296	(29,847)		46,619	2,864
(Benefit) provision for income taxes	(988)	24		(767)	43
Net income (loss)	$37,284	$(29,871)		$47,386	$2,821
________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Sales and marketing	$1,427	$2,624	$2,180	$4,862
Customer operations	1,624	2,085	2,376	3,704
Engineering and product development	12,472	17,894	16,779	31,528
General, administrative, and other	5,663	7,726	8,473	15,285
Total stock-based compensation	$21,186	$30,329	$29,808	$55,379

Revenue
Revenue from Fees, Net

The following table set forth our revenue from fees, net in the periods shown:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2022	$	%	2021	2022	$	%
Platform and referral fees, net	$169,080	$211,610	$42,530	25%	$276,033	$483,422	$207,389	75%
Servicing and other fees, net	18,217	46,735	28,518	157%	27,434	88,905	61,471	224%
Total revenue from fees, net	$187,297	$258,345	$71,048	38%	$303,467	$572,327	$268,860	89%

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Revenue from fees, net increased $71.0 million, or 38%, in the three months ended June 30, 2022, compared to the same period in 2021, which included an increase of $42.5 million in revenue from platform and referral fees, net and an increase of $28.5 million in servicing fees, net. The increase of the platform and referral fees, net was primarily driven by a 12% increase in the Transaction Volume, Number of Loans from 286,864 in the three months ended June 30, 2021 to 321,138 in the same period in 2022, as well as an increase in prices of our services. The increase in the servicing fees, net was primarily due to a 106% increase in the outstanding principal of serviced loans.

Revenue from fees, net increased $268.9 million, or 89%, in the six months ended June 30, 2022, compared to the same period in 2021, which included an increase of $207.4 million in revenue from platform and referral fees, net and an increase of $61.5 million in servicing fees, net. The increase of the platform and referral fees, net was primarily driven by a 72% increase in the Transaction Volume, Number of Loans from 456,610 in the six months ended June 30, 2021 to 786,675 in the same period in 2022 as well as an increase in prices of our services. The increase in the servicing fees, net was primarily due to a 123% increase in the outstanding principal of serviced loans.
Interest Income and Fair Value Adjustments, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2022	$	%	2021	2022	$	%
Interest income	$3,545	$28,974	$25,429	717%	$6,951	$44,108	$37,157	535%
Interest expense	(1,497)	(2,313)	(816)	(55)%	(2,527)	(3,272)	(745)	(29)%
Fair value adjustments, net	4,601	(56,844)	(61,445)	(1,335)%	7,400	(74,865)	(82,265)	(1,112)%
Total interest income and fair value adjustments, net	$6,649	$(30,183)	$(36,832)	(554)%	$11,824	$(34,029)	$(45,853)	(388)%

Interest income and fair value adjustments, net decreased $36.8 million, or 554% in the three months ended June 30, 2022, compared to the same period in 2021. The decrease was primarily driven by a $61.4 million decrease in fair value adjustments, partially offset by a 25.4 million increase in interest income due to an increase in unpaid principal balance of loans held on the condensed consolidated balance sheets. The negative fair value adjustments were primarily attributable to a $32.8 million downward valuation of our loan portfolio and $25.4 million of realized loss on loan sales during the three months ended June 30, 2022, primarily due to the rising interest rate environment.

Interest income and fair value adjustments, net decreased $45.9 million, or 388% in the six months ended June 30, 2022, compared to the same period in 2021. The decrease was primarily driven by a $82.3 million decrease in fair value adjustments, partially offset by a 37.2 million increase in interest income due to an increase in unpaid principal balance of loans held on the condensed consolidated balance sheets. The decrease in fair value adjustments was primarily attributable to a $24.1 million loss on loan sales during the six months ended June 30, 2022; a $52.3 million downward valuation of our loan portfolio primarily due to rising market interest rates.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2022	$	%	2021	2022	$	%
Sales and marketing	$75,916	$105,212	$29,296	39%	$125,292	$238,661	$113,369	90%
% of revenue	39%	46%			40%	44%

Sales and marketing expenses increased by $29.3 million, or 39%, in the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to a $22.4 million increase in advertising and other traffic acquisition cost, as well as a $4.0 million increase in payroll and other personnel-related expenses driven by increased headcount. As a percentage of total revenue, sales and marketing expenses increased from 39% to 46%.

Sales and marketing expenses increased by $113.4 million, or 90%, in the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to a $100.0 million increase in advertising and other traffic acquisition cost, as well as a $9.3 million increase in payroll and other personnel-related expenses driven by increased headcount. As a percentage of total revenue, sales and marketing expenses increased from 40% to 44%.

Customer Operations

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2022	$	%	2021	2022	$	%
Customer operations	$24,164	$51,072	$26,908	111%	$41,552	$99,479	$57,927	139%
% of revenue	12%	22%			13%	18%

Customer operations expenses increased by $26.9 million, or 111%, in the three months ended June 30, 2022, compared to the same period in 2021. The increase was primarily due to an increase of $17.4 million in payroll and other personnel-related expenses due to an increase in headcount as well as increased spending of $7.6 million on information verification and platform operations due to a growing volume of loans facilitated through our platform. As a percentage of total revenue, customer operations expenses increased from 12% to 22%.

Customer operations expenses increased by $57.9 million, or 139%, in the six months ended June 30, 2022, compared to the same period in 2021. The increase was primarily due to an increase of $36.6 million in payroll and other personnel-related expenses due to an increase in headcount as well as increased spending of $18.1 million on information verification and platform operations due to a growing volume of loans facilitated through our platform. As a percentage of total revenue, customer operations expenses increased from 13% to 18%.
Engineering and Product Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2022	$	%	2021	2022	$	%
Engineering and product development	$31,431	$57,045	$25,614	81%	$50,419	$107,036	$56,617	112%
% of revenue	16%	25%			16%	20%

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Engineering and product development expenses increased by $25.6 million, or 81%, for the three months ended June 30, 2022, compared to the same period in 2021. The increase was primarily due to an increase of $19.4 million in payroll and other personnel-related expenses driven by an increase in headcount, as well as increased spending of $5.8 million on engineering infrastructure, support services, and consultants. As a percentage of total revenue, engineering and product development expenses increased from 16% to 25%.

Engineering and product development expenses increased by $56.6 million, or 112%, for the six months ended June 30, 2022, compared to the same period in 2021. The increase was primarily due to an increase of $44.1 million in payroll and other personnel-related expenses driven by an increase in headcount, as well as increased spending of $11.9 million on engineering infrastructure, support services, and consultants. As a percentage of total revenue, engineering and product development expenses increased from 16% to 20%.
General, Administrative, and Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2022	$	%	2021	2022	$	%
General, administrative, and other	$26,141	$46,940	$20,799	80%	$46,160	$90,396	$44,236	96%
% of revenue	13%	21%			15%	17%

General, administrative, and other expenses increased by $20.8 million, or 80%, in the three months ended June 30, 2022, compared to the same period in 2021. The increase was primarily due to an increase of $11.7 million in payroll and personnel-related costs as a result of increased headcount; an increase of $3.1 million in office and administrative operation related expenses; an increase of $1.6 million in professional fees; and an increase of $1.4 million in depreciation and amortization expense. As a percentage of total revenue, general, administrative, and other expenses increased from 13% to 21%.

General, administrative, and other expenses increased by $44.2 million, or 96%, in the six months ended June 30, 2022, compared to the same period in 2021. The increase was primarily due to an increase of $26.1 million in payroll and personnel-related costs as a result of increased headcount; an increase of $6.1 million in office and administrative operation related expenses; and an increase of $3.9 million in professional fees. As a percentage of total revenue, general, administrative, and other expenses increased from 15% to 17%.

Other Income (Expense)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2022	$	%	2021	2022	$	%
Other income (expense)	2	2,260	2,258	NM(1)	$(5,249)	138	5,387	NM(1)
________
(1)Not meaningful.

Other income (expense) increased by $2.3 million in the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase of $3.0 million in government grants for job creation in the state of Ohio; partially offset by $1.2 million of interest expense incurred on convertible notes during the three months ended June 30, 2022.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other income (expense) increased by $5.4 million in the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to our voluntary repayment of proceeds received from the PPP loan of $5.2 million in 2021.
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

To address these limitations, we provide a reconciliation of Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Income and Adjusted Net Income Per Share to income (loss) from operations and net income (loss), respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted Net Income Per Share in conjunction with their respective related GAAP financial measures.

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenue from fees, net	$187,297	$258,345	$303,467	$572,327
Income (loss) from operations	36,294	(32,107)	51,868	2,726
Operating Margin	19%	(12)%	17%	0%
Sales and marketing, net of borrower acquisition costs(1)	$4,984	$11,927	$8,237	$21,562
Customer operations, net of borrower verification and servicing costs(2)	4,469	6,941	7,595	13,021
Engineering and product development	31,431	57,045	50,419	107,036
General, administrative, and other	26,141	46,940	46,160	90,396
Interest income and fair value adjustments, net	(6,649)	30,183	(11,824)	34,029
Contribution Profit	$96,670	$120,929	$152,455	$268,770
Contribution Margin	52%	47%	50%	47%
_________
(1)Borrower acquisition costs were $70.9 million and $93.3 million for the three months ended June 30, 2021 and 2022, respectively, and were $117.1 million and $217.1 million for the six months ended June 30, 2021 and 2022, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities.
(2)Borrower verification and servicing costs were $19.7 million and $44.1 million for the three months ended June 30, 2021 and 2022, respectively, and were $34.0 million and $86.5 million for the six months ended June 30, 2021 and 2022, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans.

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

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should be considered along with other operating and financial performance measures presented in accordance with GAAP. The following table provides a reconciliation of net income (loss) and net income (loss) margin to Adjusted EBITDA Margin. We define Net Income Margin as net income (loss) divided by total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Total revenue	$193,946	$228,162	$315,291	$538,298
Net income (loss)	37,284	(29,871)	47,386	2,821
Net Income (loss) Margin	19%	(13)%	15%	1%
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	$21,186	$30,836	$29,808	$56,765
Depreciation and amortization	1,983	3,354	2,799	6,135
Expense on convertible notes	13	1,170	31	2,339
(Benefit) provision for income taxes	(988)	24	(767)	43
Acquisition-related costs	17	—	1,237	—
Adjusted EBITDA	$59,495	$5,513	$80,494	$68,103
Adjusted EBITDA Margin	31%	2%	26%	13%
_________
(1)Excludes the amount of employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income as net income (loss) exclusive of stock-based compensation expense and certain payroll tax expense and acquisition-related costs. Adjusted Net Income Per Share is calculated by dividing Adjusted Net Income Per Share by the weighted-average common shares outstanding. We believe Adjusted Net Income and Adjusted Net Income Per Share are useful measures for investors in evaluating our ability to generate earnings, more readily compare between past and future periods, and provide comparability of our performance with the performance of other companies.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net income (loss)	$37,284	$(29,871)	$47,386	$2,821
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	21,186	30,836	29,808	56,765
Acquisition-related costs	17	—	1,237	—
Adjusted Net Income	$58,487	$965	$78,431	$59,586
Net income (loss) per share:
Basic	$0.49	$(0.36)	$0.63	$0.03
Diluted	$0.39	$(0.36)	$0.51	$0.03
Adjusted Net Income per Share:
Basic	$0.76	$0.01	$1.04	$0.71
Diluted	$0.62	$0.01	$0.84	$0.63
Weighted-average common shares outstanding:
Basic	76,674,129	83,833,963	75,160,037	84,031,109
Diluted	94,802,123	93,340,659	93,193,153	94,509,060
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

As of June 30, 2022, our primary source of liquidity was cash of $790.4 million. Changes in the balance of cash are generally a result of working capital fluctuations or the timing of purchases and sales of loans facilitated through our marketplace. To finance purchases of certain loans facilitated through our lending marketplace, we rely on our warehouse credit facilities through the special-purpose trusts, or the warehouse trusts. We may borrow up to $175.0 million under the ULT Credit Facility to purchase unsecured personal loans. We may also borrow up to $100.0 million under the UAWT Credit Facility to purchase secured auto loans.

Composition of Retained Loan Portfolio

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
As of June 30, 2022, we held $623.8 million of loans on our condensed consolidated balance sheet. $483.5 million of these loans were originated for research and development purposes, primarily in support of our auto lending products and expansion of our unsecured personal loan product to new categories of borrowers. We also held $140.3 million of core personal loans which would otherwise be immediately purchased by institutional investors. We will continue to utilize our capital to support research and development activities and, at times, as a funding source for core personal loans during periods of marketplace funding constraints. The extent and timing of utilizing our capital as a funding source for loans will largely depend on the availability of capital in our marketplace and our business priorities. We plan to sell retained loans to investors over time in the form of secondary sales or securitizations.

Material Cash Requirements

Our current and long-term material cash requirements as of June 30, 2022 consist of convertible senior notes, warehouse credit facilities, operating leases, and purchase commitments.

Our convertible senior notes have a principal balance of $661.3 million and bear interest at a rate of 0.25% per year, payable semiannually in arrears on February 15 and August 15 of each year. The Notes mature on August 15, 2026 unless earlier converted, redeemed, or repurchased in accordance with their terms. See “Note 8. Borrowings” in Part I, Item 1 of this Form 10-Q for further details on our Notes.

Our warehouse credit facilities, which allow us to borrow up to an aggregate of $275.0 million of which $200.0 million is committed and $75.0 million uncommitted, mature between 2023 and 2024. As of June 30, 2022, we have drawn an aggregate of $208.1 million on our warehouse credit facilities. See “Note 8. Borrowings” in Part I, Item 1 of this Form 10-Q for further details on our warehouse credit facilities.

We lease office facilities under operating lease agreements which expire between 2027 and 2032. Our cash requirements related to these lease agreements are $124.3 million, of which $13.8 million is expected to be paid within the next 12 months. See “Note 10. Leases” in Part I, Item 1 of this Form 10-Q for further details on our operating lease obligations.

We have committed to purchase loans from certain bank partners at the conclusion of the required holding period, which is generally equal to three business days. As of June 30, 2022, the total loan purchase commitment was $12.1 million. See “Note 11. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q for further details on our loan purchase obligations.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in activities that are not reflected on our condensed consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated VIEs, including our sponsored and co-sponsored securitization transactions, which we contractually service. We use these transactions to provide a source of liquidity to finance our business and to diversify our investor base. If we are the retaining sponsor, we are required by law to retain at least 5% of the credit

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
risk of the securities issued in these securitizations. We provide additional information regarding transactions with unconsolidated VIEs in “Note 3. Variable Interest Entities” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Six Months Ended June 30,
	2021	2022
Net cash provided by (used in) operating activities	$135,896	$(320,438)
Net cash used in investing activities	(39,699)	(4,764)
Net cash provided by (used in) financing activities	210,003	48,382
Net increase (decrease) in cash and restricted cash	$306,200	$(276,820)

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

Net cash used in operating activities was $320.4 million for the six months ended June 30, 2022, which primarily consisted of a decrease of $417.7 million in net operating assets and liabilities, adjustments for non-cash items of $94.4 million, and net income of $2.8 million. The decrease in net operating assets and liabilities was primarily related to $1,125.8 million in purchases of loans held-for-sale, partially offset by $701.4 million principal payment and proceeds from the sale of loans classified as held-for-sale, and a $15.1 million increase in accounts payable.

Net Cash from Investing Activities

Net cash used in investing activities was $4.8 million for the six months ended June 30, 2022 as a result of $6.8 million in capitalized software, $5.6 million in purchases of property and equipment, partially offset by $4.6 million in principal payments received and purchases of loans held-for-investment, and $3.9 million in principal payments received for notes receivable and repayments of residual certificates.

Net Cash from Financing Activities

Net cash provided by financing activities was $48.4 million for the six months ended June 30, 2022 as a result of $261.2 million proceeds from borrowings and $9.4 million in proceeds from exercise of stock options, partially offset by $125.0 million in repurchases of common stock, and $101.6 million in payments on borrowings.
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

Our significant accounting policies are described in Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
changes in the six months ended June 30, 2022 to these policies and estimates since our Quarterly Report on Form 10-Q for the year ended December 31, 2021, except for the estimated fair value of performance-based restricted stock as described in “Note 1. Description of Business and Significant Accounting Policies” and “Note 9. Stockholders' Equity” in Part I, Item 1 of this Form 10-Q.

Recent Accounting Pronouncements

See “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as June 30, 2022.

Upstart Holdings, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in market discount rates, credit risks, and interest rates. We are exposed to market risk directly through loans and securities held on our condensed consolidated balance sheets, access to the securitization markets, investor demand for loans facilitated through our marketplace, and availability of funding under our current credit facilities and term loans.
Discount Rate Risk
Discount rate sensitivity refers to the risk of loss to future earnings, values or future cash flows that may result from changes in market discount rates.

As of December 31, 2021 and June 30, 2022, we were exposed to market discount rate risk on $252.5 million and $623.8 million, respectively, of loans held on our condensed consolidated balance sheets. The fair value of these loans is estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for loans retained on our balance sheet may change due to changes in expected loan performance or changes in the expected returns of similar financial instruments available in the market. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $3.4 million and $6.7 million decrease, respectively, in the fair value of loans held on our condensed consolidated balance sheet as of December 31, 2021 and a $7.5 million and $14.9 million decrease, respectively, as of June 30, 2022.
Credit Risk

Credit risk refers to the risk of loss arising from individual borrower default due to inability or unwillingness to meet their financial obligations. The performance of certain financial instruments, including loans, securitization notes and residual certificates, on our condensed consolidated balance sheets are dependent on the credit performance of loans facilitated by us. To manage this risk, we monitor borrower payment performance through our lending marketplace and utilize our AI capabilities to price loans in a manner that we believe is reflective of their credit risk.

The fair values of these loans, securitization notes, and residual certificates are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions. These instruments are sensitive to changes in credit risk.

As of December 31, 2021 and June 30, 2022, we were exposed to credit risk on $252.5 million and $623.8 million, respectively, of loans held on our condensed consolidated balance sheet. These loans bear fixed interest rates and are carried on our condensed consolidated balance sheets at fair value. As of December 31, 2021, a hypothetical 10% and 20% increase in credit risk would result in a $4.0 million and $7.9 million decrease, and as of June 30, 2022, a hypothetical 10% and 20% increase in credit risk would result in a $8.6 million and $17.3 million decrease in the fair value of loans held on the Company’s condensed consolidated balance sheets, respectively.

As of December 31, 2021 and June 30, 2022, we are exposed to credit risk of $1,191.2 million and $914.4 million, respectively, related to cash and restricted cash held in business checking accounts and interest-bearing deposit accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our condensed consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation, or FDIC. We reduce credit risk by placing our cash and restricted cash in reputable institutions.
Interest Rate Risk

An increase in interest rates typically results in an increase in the rate of return required by bank partners and institutional investors, and therefore leads to a decrease in borrower demand. Higher interest rates also correspond with higher payment obligations for borrowers, which may reduce the ability of individual borrowers to

Upstart Holdings, Inc.
remain current on their obligations, leading to increased delinquencies, defaults, customer bankruptcies and charge-offs, and decreasing recoveries, all of which could have a material adverse effect on our business. We expect these outcomes would generally invert in an environment of decreasing interest rates.

An increase or decrease in interest rates may also impact our exposure to interest rate risk on our warehouse credit facilities. As of December 31, 2021 and June 30, 2022, we were exposed to interest rate risk on $48.0 million and $208.1 million, respectively, under our warehouse credit facilities, which bear floating interest rates. Changes in interest rates may impact our cost of borrowing. From time to time, we enter into interest rate hedges in connection with our warehouse credit facilities.

Our inability or failure to manage market risks could harm our business, financial condition or results of operations.
Equity Investment Risk

Our non-marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our investments.

Our non-marketable equity investments are in equity securities of privately-held companies without readily determinable fair values. We elected to account for each such investment using the measurement alternative which is cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment and is inherently complex due to the lack of readily available market data. We consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of each investment. We also assess our non-marketable equity securities for impairment on a quarterly basis. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations. Adjustments and impairments are recorded in other expense on the condensed consolidated statements of operations and comprehensive income (loss) upon recognition of such adjustments or impairments. As of December 31, 2021 and June 30, 2022, the carrying value of our non-marketable equity securities, which do not have readily determinable fair values, totaled $40.0 million and $41.0 million, respectively.

Upstart Holdings, Inc.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Upstart Holdings, Inc.
PART II. OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see “Note 11. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q incorporated herein by reference.

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
•Our business has been and may continue to be adversely affected by economic conditions and other factors that we cannot control.
•If we are unable to maintain diverse and robust loan funding programs, our growth prospects, business, financial condition and results of operations could be adversely affected.
•If our existing bank partners continue to cease or limit operations with us or if we are unable to attract and onboard new bank partners, our business, financial condition and results of operations will be adversely affected.
•If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.
•We have incurred net losses, and we may not be able to achieve, maintain or increase our profitability in the future.
•Our quarterly results are likely to fluctuate and as a result may adversely affect the trading price of our common stock.
•If we are unable to continue to improve our AI models or if our AI models contain errors or are otherwise ineffective, our growth prospects, business, financial condition and results of operations would be adversely affected.
•Our AI models have not yet been extensively tested during down-cycle economic conditions. If our AI models do not, or are perceived not to, accurately reflect a borrower’s credit risk in such economic conditions, the performance of Upstart-powered loans may be worse than anticipated.
•Our securitizations, whole loan sales and warehouse facilities expose us to certain risks, and we can provide no assurance that we will be able to access the securitization or whole loan sales markets, or secured warehouse credit facilities, in the future, which may require us to seek more costly financing.
•
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
•We are continuing to develop new loan products and services offerings, and if we are unable to manage the related risks, our growth prospects, business, financial, condition and results of operations could be adversely affected.
•Our reputation and brand are important to our success, and if we are unable to continue developing our reputation and brand, our ability to retain existing and attract new bank partners, our ability to attract borrowers to our platform, our ability to maintain a diverse funding marketplace and our ability to maintain and improve our relationship with regulators of our industry could be adversely affected.
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
•maintain and increase the volume of loans facilitated through our AI lending marketplace;
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
•maintain competitive interest rates offered to borrowers on our platform, while enabling our bank partners and institutional investors to achieve an adequate return over their cost of funds, whether through their own balance sheets or through our loan funding programs;
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

We have grown rapidly over the last several years, and our recent revenue growth rate and financial performance may not be indicative of our future performance. In the six months ended June 30, 2021 and 2022, our revenue was $315.3 million and $538.3 million, respectively, representing a period-over-period growth rate of 71%. Our revenue for any previous quarterly or annual period should not be relied upon as any indication of our revenue or revenue growth in future periods. As we grow our business, our revenue growth rates may slow, or our revenue may decline, in future periods for a number of reasons, which may include slowing demand for or reduced funding through our lending marketplace offerings and services, sales of loans held on our balance sheet, increasing competition, a decrease in the growth of our overall credit market, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities. Further, we believe our growth over the last several years has been driven in large part by our AI models and our continued improvements to our AI models. Future incremental improvements to our AI models may not lead to the same level of growth as in past periods. In addition, we believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. The Percentage of Loans Fully Automated on our platform was 71% during the six months ended June 30, 2021 and increased to 74% during the six months ended June 30, 2022. We expect the Percentage of Loans Fully Automated to level off and remain relatively stable in the long term; however, the expansion of our loan offerings beyond unsecured personal loans, including auto loans, may cause fluctuations of such percentage from period to period depending on the loan offering mix. As a result of these factors, our revenue growth rates may slow, and our financial performance may be adversely affected.
Our business has been and may continue to be adversely affected by economic conditions and other factors that we cannot control.

Uncertainty and negative trends in general economic conditions, including significant tightening of credit markets, historically have created a difficult operating environment for our industry. Many factors, including factors that are beyond our control, may impact our results of operations or financial condition and our overall success by affecting the willingness of our bank partners and loan investors to provide sufficient capital to fund loans facilitated through our lending marketplace or by affecting a borrower’s willingness to incur loan obligations or willingness or capacity to make payments on their loans. These factors include, but are not limited to, interest rates, inflation,

Upstart Holdings, Inc.
unemployment levels, lower consumer confidence, conditions in the housing market, immigration policies, gas prices, energy costs, government shutdowns, trade wars and delays in tax refunds, as well as events such as natural disasters, acts of war (including the recent Russia-Ukraine conflict), terrorism, catastrophes and pandemics.

The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 9.1% for June 2022. In response to high levels of inflation and recession fears, the U.S. Federal Reserve has raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession and increase unemployment rates. Continuing economic uncertainty and the magnitude and duration of the resulting fluctuations in business activity cannot currently be estimated and has had several effects on our business and results of operations, including, among other things:

•a reduction in the availability of loan funding and liquidity from institutional investors and the capital markets;
•decreases in origination volumes on our platform;
•increases in the use of our balance sheet to fund Upstart-powered loans; and
•the potential for increased delinquencies and default rates for new and existing Upstart-powered loans.

During periods of economic slowdown or recession, our current and potential institutional investors in our loan funding programs have reduced and may continue to reduce the number of loans or interest in loans they purchase or demand terms that are less favorable to us to compensate for any increased risks. For example, during the three months ended June 30, 2022, increasing interest rates caused our bank partners and investors in our loan funding programs to limit the amount of funding they wanted to provide on our platform for loans to borrowers, which reduced the volume of Upstart-powered loans we completed and therefore negatively impacted our revenue. In response to this constrained loan funding, we have increased, and may continue to increase, the use of our balance sheet to fund loans originated through our platform. This increase in the use of our balance sheet has diverted capital resources, increased our exposure to the changes in the fair value of such loans, and could result in losses if such loans held on our balance sheet default. A further reduction in the volume of the loans and loan financing products we sell would negatively impact our ability to maintain or increase the number of loans facilitated through our marketplace.

Further, many new consumers on the Upstart platform have limited or no credit history. Accordingly, such borrowers have historically been, and may in the future be, disproportionately affected by adverse macroeconomic conditions, such as the disruption and uncertainty caused by the COVID-19 pandemic or a recession. For example, nearly all personal loans presently facilitated through our platform are issued with fixed interest rates. As interest rates rise, potential borrowers could seek to defer loans as they wait for interest rates to stabilize. As a result of these circumstances, borrowers may be discouraged from engaging with our platform and as a result, reduce the volume of Upstart-powered loans. Additionally, increased interest rates may adversely impact the spending levels of individual borrowers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of individual borrowers to remain current on their obligations and therefore, lead to increased delinquencies, defaults, customer bankruptcies and charge-offs, and decreasing recoveries, all of which could have a material adverse effect on our business. In addition, major medical expenses, divorce, death or other issues that affect borrowers could affect a borrower’s willingness or ability to make payments on their loans. If borrowers default on loans facilitated through our marketplace, the cost to service these loans may also increase without a corresponding increase in our servicing fees or other related fees and the value of the loans held on our balance sheet could decline. Higher default rates by these borrowers may lead to lower demand by our bank partners and institutional investors to fund loans facilitated through our marketplace, which would adversely affect our business, financial condition and results of operations. Any sustained decline in demand for loans or loan financing products, or any increase in delinquencies, defaults or foreclosures that result from economic downturns, may harm our ability to maintain robust loan funding programs, which would adversely affect our business, financial condition and results of operations.

We continue to monitor the ongoing economic conditions to assess possible implications to our business and to take appropriate actions in an effort to mitigate the adverse consequences of uncertainty or negative trends.

Upstart Holdings, Inc.
However, there can be no assurances that initiatives we undertake will be sufficient or successful. If there is an economic downturn that affects our current and prospective borrowers or our bank partners and institutional investors, or if we are unable to address and mitigate the risks associated with any of the foregoing, our business, financial condition and results of operations could be adversely affected.

If we are unable to maintain diverse and robust loan funding programs or if the committed capital from existing loan funding programs is reduced, our growth prospects, business, financial condition and results of operations could be adversely affected.

Our business depends on sourcing and maintaining diverse and robust loan funding programs to fund Upstart-powered loans that our bank partners are unable or unwilling to retain on their balance sheets. In the six months ended June 30, 2022, 26% of the loans funded through our platform were retained by the originating bank and 67% of loans were purchased by institutional investors through our loan funding programs. Our loan funding programs include whole loan sales and pass-through certificate issuances to institutional investors, asset-backed securitization transactions, and utilization of committed warehouse credit facilities. While our loan funding programs are diverse, only a limited portion of such funding sources are committed or guaranteed. We have recently experienced reductions in committed capital from certain funding sources due to concerns about the current macroeconomic environment, which has resulted in, and could continue to result in, declines in Transaction Volume, Number of Loans and revenue. We cannot be sure that these funding sources will continue to be available on reasonable terms or at all beyond the current maturity dates of our existing securitizations and debt financing arrangements.

Further, events of default or breaches of financial, performance or other covenants, or worse than expected performance of certain pools of loans underpinning our pass-through certificate transactions, asset-backed securitizations or other debt facilities, could reduce or terminate our access to funding from institutional investors. Loan performance is dependent on a number of factors, including the predictiveness of our AI models and social and economic conditions. The availability and capacity of certain loan funding sources also depends on many factors that are outside of our control, such as capital markets volatility, economic conditions and regulatory reforms. For example, in the second quarter of 2022, our revenue was negatively impacted by reduced loan funding due to recent concerns about the macroeconomic environment among institutional investors. In the event of another sudden or unexpected shortage or restriction on the availability of loan funding sources, we may not be able to maintain the necessary levels of funding to retain current loan volume without incurring substantially higher funding costs, which could adversely affect our business, financial condition and results of operations.

In addition, we have utilized, and expect to continue utilizing, our balance sheet to support short-term funding requirements of loans that would otherwise be held by institutional investors. The increase in the percentage of loans held on our balance sheet has diverted capital resources, increased our exposure to the changes in the fair value of such loans and could result in losses if such loans held on our balance sheet default. Increases in the percentage of loans held on our balance sheet could further have these impacts and could adversely affect our business, financial condition and results of operations.

If our existing bank partners continue to cease or limit operations with us or if we are unable to attract and onboard new bank partners, our business, financial condition and results of operations will be adversely affected.

Our success depends in significant part on the participation of our bank partners in our marketplace. In the six months ended June 30, 2022, 106% of our revenue was generated from platform, referral and servicing fees that we receive from our bank partners. Our bank partners may suspend, limit or cease their participation in our marketplace for number of reasons. For example, several of our bank partners have recently paused or reduced loan origination in order to limit their exposure in the current macroeconomic environment. If our banks continue to suspend, limit or cease their operations or otherwise terminate their relationships with us, the number of loans facilitated through our platform will decrease and our revenue will be adversely affected. Moreover, our sales and onboarding process with new bank partners can be long and unpredictable. If we are unable to timely onboard our

Upstart Holdings, Inc.
bank partners, or if our bank partners are not willing to work with us to complete a timely onboarding process, our results of operations could be adversely affected.

We have entered into separate agreements with each of our bank partners. Our agreements with our bank partners are nonexclusive, generally have 12-month terms that automatically renew, subject to certain early termination provisions, and may contain minimum fee amounts. Our bank partners could decide to stop working with us, ask to modify their agreement terms in a cost prohibitive manner when their agreement is up for renewal or enter into exclusive or more favorable relationships with our competitors. In addition, their regulators may require that they terminate or otherwise limit their business with us, or impose regulatory pressure limiting their ability to do business with us. In June 2022, the Consumer Financial Protection Bureau, or CFPB, Deputy Director indicated that relationships between banks and nonbank lenders, such as our bank partnerships, will be an area of increased regulatory focus for the agency in the near future. Previously, we received a no-action letter regarding the use of our Al model to underwrite and price unsecured closed-end loans. Our no-action letter was terminated upon our request in June 2022 to prevent delays from seeking regulatory approval of updates to our AI models. As a result, we can provide no assurance that the CFPB or any other federal or state regulator will not take supervisory or enforcement action against us in the future. The threat of increased scrutiny from the CFPB has caused and could continue to cause some of our bank partners to pause their participation in our lending marketplace or to not renew their agreements with us.

If additional bank partners stop working with us, suspend, limit or cease their operations or otherwise terminate their relationship with us, the number of loans facilitated through our platform will decrease and our revenue will be adversely affected. We could in the future have disagreements or disputes with any of our bank partners, which could negatively impact or threaten our relationship with them. In our agreements with bank partners, we make certain representations and warranties and covenants concerning our compliance with specific policies of a bank partner, our compliance with certain procedures and guidelines related to laws and regulations applicable to our bank partners, as well as the services to be provided by us. If those representations and warranties were not accurate when made or if we fail to perform a covenant, we may be liable for any resulting damages, including potentially any losses associated with impacted loans, and our reputation and ability to continue to attract new bank partners would be adversely affected. Additionally, our bank partners may engage in mergers, acquisitions or consolidations with each other, our competitors or with third parties, any of which could be disruptive to our existing and prospective relationships with our bank partners.

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

Over the last several years, we have experienced rapid growth in our business and the Transaction Volume, Number of Loans on our AI lending marketplace, and we expect to continue to experience growth in the future. The Transaction Volume, Number of Loans on our platform increased from 456,610 in the six months ended June 30, 2021 to 786,675 in the six months ended June 30, 2022, representing a compound annual growth rate of 72%. This rapid growth has placed, and may continue to place, significant demands on our management, processes and operational, technological and financial resources. Our ability to manage our growth effectively and to integrate new employees and technologies into our existing business will require us to continue to retain, attract, train, motivate and manage employees and expand our operational, technological and financial infrastructure. From time to time, we rely on temporary independent contractor programs to scale our operations team. Failure to effectively implement and manage such programs could result in misclassification or other employment related claims or

Upstart Holdings, Inc.
inquiries by governmental agencies. Continued growth could strain our ability to develop and improve our operational, technological, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Any of the foregoing factors could negatively affect our business, financial condition and results of operations.

We have incurred net losses, and we may not be able to achieve, maintain or increase our profitability in the future.

For the six months ended June 30, 2021 and 2022, we experienced net income of $47.4 million and $2.8 million, respectively. For the three months ended June 30, 2022, we incurred net losses of $(29.9) million, down from $37.3 million for the three months ended June 30, 2021. We intend to continue to expend significant funds to continue to develop and improve our proprietary AI models, improve our marketing efforts to increase the number of borrowers on our platform, enhance the features and overall user experience of our platform, expand the types of loan offerings on our platform and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or improving profitability on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

Our quarterly results are likely to fluctuate and as a result may adversely affect the trading price of our common stock.

Our quarterly results of operations, including the levels of our revenue, net income (loss) and other key metrics, are likely to vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results for any one quarter are not necessarily an accurate indication of future performance. Our quarterly financial results may fluctuate due to a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly financial results include:
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
•our cost of borrowing money and access to loan funding sources;
•our ability to maintain effective relationships with loan aggregators from which prospective borrowers access our website;
•general economic conditions, including economic slowdowns, recessions, rising interest and inflation rates, and tightening of credit markets, including due to the ongoing economic impact of the COVID-19 pandemic or the Russia-Ukraine conflict;
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

Upstart Holdings, Inc.
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

Our ability to attract potential borrowers to our platform and increase the number of Upstart-powered loans will depend in large part on our ability to effectively evaluate a borrower’s creditworthiness and likelihood of default and, based on that evaluation, offer competitively priced loans and higher approval rates. Further, our overall operating efficiency and margins will depend in large part on our ability to maintain a high degree of automation in our loan application process and achieve incremental improvements in the degree of automation. If our AI models fail to adequately predict the creditworthiness of borrowers due to the design of our models or programming or other errors, and our AI models do not detect and account for such errors, or any of the other components of our credit decision process fails, we may experience higher than forecasted loan losses. Any of the foregoing could result in sub-optimally priced loans, incorrect approvals or denials of loans, or higher than expected loan losses, which in turn could adversely affect our ability to attract new borrowers, bank partners and institutional investors to our lending marketplace, increase the number of Upstart-powered loans or maintain or increase the average size of loans facilitated on our platform.

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

Upstart Holdings, Inc.
or inaccuracies in such AI models could lead us to make inaccurate or sub-optimal operational or strategic decisions, which could adversely affect our business, financial condition and results of operations.

Additionally, errors or inaccuracies in our AI models could result in any person exposed to the credit risk of Upstart-powered loans, whether it be us, our bank partners or investors in our loan funding programs, experiencing higher than expected losses or lower than desired returns, which could impair our ability to retain existing or attract new bank partners and investors to participate in our loan funding programs, reduce the number, or limit the types, of loans bank partners and investors are willing to fund, and limit our ability to increase commitments under our warehouse and other debt facilities. Any of these circumstances could reduce the number of Upstart-powered loans and harm our ability to maintain diverse and robust loan funding program and could adversely affect our business, financial condition and results of operations.

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

Our AI models have not yet been extensively tested during down-cycle economic conditions. If our AI models do not, or are perceived not to, accurately reflect a borrower’s credit risk in such economic conditions, the performance of Upstart-powered loans may be worse than anticipated.

The performance of loans facilitated by our platform is significantly dependent on the effectiveness of our proprietary AI models used to evaluate a borrower’s credit profile and likelihood of default. While our AI models are continually adjusted to account for the COVID-19 pandemic and certain macroeconomic conditions, the bulk of the data gathered and the development of our AI models have largely occurred during a period of sustained economic growth, and our AI models have not been extensively tested during a down-cycle economy or recession and have not been tested at all during a down-cycle economy or recession without significant levels of government assistance. There is no assurance that our AI models can continue to accurately predict loan performance under adverse economic conditions. If our AI models are unable to accurately reflect the credit risk of loans under such economic conditions, our bank partners, investors in our loan funding programs and we may experience greater than expected losses on such loans, which would harm our reputation and erode the trust we have built with our bank partners and investors in our loan funding programs. For example, in response to the COVID-19 pandemic, the federal government quickly implemented stimulus measures. The subsequent discontinuation of those stimulus measures has increased, and may continue to increase, the delinquency and default rates of borrowers of Upstart-powered loans, which has increased uncertainty about the effectiveness of our AI models among bank partners, institutional investors and others. In addition, the fair value of the loans on our balance sheet has declined in the quarter ended June 30, 2022 and may decline in future down-cycle economic conditions. Any of these factors could adversely affect our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

During periods of financial disruption and economic uncertainty, such as the financial crisis that began in 2008, the beginning of the COVID-19 pandemic in the spring of 2020 and the recent rising inflationary environment that has led to multiple interest rate increases during the first half of 2022, the securitization market has been constrained, and this could continue or occur again in the future. In addition, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities, could result in decreased investor demand for securities issued through our securitization transactions, or increased competition from other institutions that undertake securitization transactions. In addition, compliance with certain regulatory requirements, including the Dodd-Frank Act, the Investment Company Act and the so-called “Volcker Rule,” may affect the type of securitizations that we are able to complete.

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

The gain on sale and related servicing fees generated by our whole loan sales, and the servicing fees based on sales of asset-backed securities, also represent a significant source of our earnings. We cannot assure you that our loan purchasers will continue to purchase loans or securities (either through whole loan sales or asset-backed securities) or that they will continue to purchase loans in transactions that generate the same spreads and/or fees that we have historically obtained. During the three months ended June 30, 2022, we sold loans that had been originated in an earlier, lower interest rate environment. These loans were subsequently sold at a loss leading to a reduction in our revenue. Factors that may affect loan purchaser demand for loans include:
•    competition among loan originators that can sell either larger pools of loans than we are able to sell or pools of loans that have characteristics that are more desirable to certain loan purchasers than the characteristics that our loan pools have;
•    the extent to which servicing fees and other expenses may reduce overall net return on purchased pools of loans;
•    the actual or perceived credit performance and loan grade and term mix of the portfolios of loans offered for sale;
•    loan purchasers’ sector and company investment diversification requirements and strategies;
•    higher yielding investment opportunities at a risk profile deemed similar to our sold loan portfolios;
•    borrower prepayment behavior within the underlying pools;
•    regulatory or investment practices related to maintaining net asset value, mark-to-market and similar metrics surrounding pools of purchased loans; and
•    the ability of our loan purchasers to access funding and liquidity channels, including warehouse financing and securitization markets, on terms they find acceptable to deliver an appropriate return net of funding

Upstart Holdings, Inc.
costs, as well as general economic conditions and market trends, such as increasing interest rates, that affect the appetite for loan financing investments.

Potential investors in our loan funding programs may also reduce the prices investors in those products are willing to pay for the loans or interests in loans they purchase during periods of economic slowdown or recession to compensate for any increased risks. A reduction in the sale price of the loans and loan financing products we sell would negatively impact our revenues, operations and returns. For example, during the three months ended June 30, 2022, as interest rates rose, loan investors reduced the prices they were willing to pay to purchase certain loans we held which had been originated during an earlier, lower interest rate environment, which negatively impacted our revenue. Any sustained decline in demand for loans or loan financing products, or any increase in delinquencies, defaults or losses that result from economic downturns, may also reduce the price we receive on future loan sales.

Cross River Bank and one other bank partner account for a substantial portion of the total number of loans facilitated by our platform and our revenue.

Cross River Bank, or CRB, a New Jersey-chartered community bank, originates a substantial majority of the loans on our platform. In the six months ended June 30, 2021 and 2022, CRB originated 60% and 52%, respectively, of the Transaction Volume, Number of Loans. CRB also accounts for a large portion of our revenues. In the six months ended June 30, 2021 and 2022, fees received from CRB accounted for 62% and 48%, respectively, of our total revenue. CRB funds a certain portion of these originated loans by retaining them on its own balance sheet, and sells the remainder of the loans to us, which we in turn sell to institutional investors and to our warehouse trust special purpose entities. Our most recent commercial arrangement with CRB began on January 1, 2019 and has a term of four years with an automatic renewal provision for an additional two years following the initial four-year term. Either party may choose to not renew by providing the other party 120 days’ notice prior to the end of the initial term or any renewal term. In addition, even during the term of our arrangement, CRB could choose to reduce the volume of Upstart-powered loans that it chooses to fund and retain on its balance sheet or to originate at all. We or CRB may terminate our arrangement immediately upon a material breach and failure to cure such breach within a cure period, if any representations or warranties are found to be false and such error is not cured within a cure period, bankruptcy or insolvency of either party, receipt of an order or judgment by a governmental entity, a material adverse effect, or a change of control whereby such party involved in such change of control provides 90 days’ notice to the other and payment of a termination fee of $450,000. If we are unable to continue to increase the number of other bank partners on our platform or if CRB or one of our other bank partners were to suspend, limit or cease their operations or otherwise terminate their relationship with us, our business, financial condition and results of operations would be adversely affected.

In the six months ended June 30, 2021 and 2022, one of our other bank partners originated 32% and 37% of the Transaction Volume, Number of Loans, respectively. In the six months ended June 30, 2021 and 2022, the fees received from this bank partner accounted for 23% and 30% of our total revenue, respectively.

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

Upstart Holdings, Inc.
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

The impact of the COVID-19 pandemic on the finances of borrowers on our platform has also been profound, as many have been, and may continue to be, impacted by unemployment, reduced earnings, inflation and/or elevated economic disruption and insecurity. For example, the onset of the COVID-19 pandemic and other related adverse economic events led to a significant increase in unemployment, comparable, and at times surpassing, the unemployment rates during the peak of the financial crisis in 2008. There can be no assurance that levels of unemployment or underemployment will return to or remain at pre-pandemic levels in the near term. An increase in the unemployment rate or other adverse economic effects related to the COVID-19 pandemic could increase the delinquency rate of borrowers of Upstart-powered loans or increase the rate of borrowers declaring bankruptcy, any of which could adversely affect the attractiveness of Upstart-powered loans to the investors in our loan funding programs. Last year, the federal government also discontinued most stimulus measures taken in response to the COVID-19 pandemic, which has led to, and may continue to lead to, increased delinquency and default rates of loans facilitated through our lending marketplace. If we are unable to improve our AI platform to account for events like the COVID-19 pandemic and the resulting rise in unemployment, or if our AI platform is unable to more successfully predict the creditworthiness of potential borrowers compared to other lenders, then our business, financial condition and results of operations could be adversely affected.

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

We also took precautionary measures intended to reduce the risk of the virus spreading to our employees, bank partners, vendors, and the communities in which we operate, including temporarily closing our offices and virtualizing, postponing, or canceling partner bank, employee, or industry events. Furthermore, as a result of the COVID-19 pandemic, we required all employees who were able to do so to work remotely through the end of 2021 and have since continued to allow most employees the flexibility to work remotely going forward under our Digital First work model. It is possible that widespread remote work arrangements may have a long-term negative impact on our business. See the risk factor titled “—We have a limited history of operating with a Digital First workforce and the long-term impact on our business, financial condition and results of operations is uncertain.”

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

The extent to which the COVID-19 pandemic continues to impact our business and results of operations will also depend on future developments that are highly uncertain and cannot be predicted, including the emergence of new COVID-19 variants, future spikes of COVID-19 infections resulting in additional preventive measures to contain or mitigate the spread of the virus, the impact on businesses and financial and capital markets, the extent and effectiveness of containment actions, the administration and efficacy of vaccination programs with respect to the prevalent COVID-19 variants or variant strains that will emerge in the future and the impact of further shelter-in-place or other government restrictions that may be imposed. For example, the termination of government stimulus measures reduced the ability of some individual borrowers to remain current on their obligations which we believe led to increased delinquencies, defaults, customer bankruptcies and charge-offs and decreasing recoveries for loans facilitated through the Upstart marketplace. We currently do not expect this to lead to a meaningful adverse effect on our business, but a continued rise in default rates, delinquencies, customer bankruptcies or charge-offs could lead to lower demand by our bank partners and institutional investors to fund loans facilitated through our marketplace, which would have an adverse effect on our business. An extended period of economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, and financial condition, though the full extent and duration is uncertain. To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations.

The legal and regulatory environment surrounding our AI lending marketplace is relatively new, susceptible to change and may require clarification or interpretive guidance with respect to existing laws and regulations. The body of laws and regulations applicable to our business are complex and subject to varying interpretations, in many cases due to the lack of specificity regarding the application of AI and related technologies to the already highly regulated consumer lending industry. As a result, the application of such laws and regulations in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.

Since we launched our AI lending marketplace, we have been proactively working with the federal government and regulatory bodies to ensure that our AI lending marketplace and other services are in compliance with applicable laws and regulations. For example, after significant collaboration with the Consumer Financial Protection Bureau, or CFPB, the CFPB issued Upstart the first no-action letter in 2017, which provided that the CFPB would not take supervisory or enforcement action against Upstart for a violation of the Equal Credit Opportunity Act (ECOA). Upon its expiration, we received a second no-action letter regarding the use of our Al

Upstart Holdings, Inc.
model to underwrite and price unsecured closed-end loans. In June 2022, the second no-action letter was terminated upon our request. Our requested termination was driven by a need to keep the models accurate and updated during a period of significant economic change. As a result, we can provide no assurance that the CFPB or any other federal or state regulator will not take supervisory or enforcement action against us in the future. We plan to continue working and collaborating closely with regulators to provide visibility into AI and related emerging technologies and the potential benefits such technologies can have on the consumer lending industry, while also addressing the related risks. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and the emergence of AI and related technologies. As we expand our business into new markets, introduce new loan products on our platform and continue to improve and evolve our AI models, regulatory bodies or courts may claim that we are subject to additional requirements. Such regulatory bodies could reject our applications for licenses or deny renewals, delay or impede our ability to operate, charge us fees or levy fines or penalties, or otherwise disrupt our ability to operate our AI lending marketplace, any of which could adversely affect our business, financial condition and results of operations.

Recent financial, political and other events may increase the level of regulatory scrutiny on financial technology companies. Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. For example, in April 2022, the CFPB announced that it intends to examine nonbank financial companies that pose risks to consumers. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. Moreover, the agency has issued several interpretive statements and guidance documents that could impact our business practices including, but not limited to, a May 2022 statement on compliance obligations under ECOA for companies that rely on complex algorithms when making credit decisions. Further, the agency issued an update to its examination manual that contains a novel interpretation of its authority to prohibit unfair, deceptive, or abusive acts or practices that would authorize the agency to treat any instance of discrimination against a protected class as an unfair act or practice under the Dodd-Frank Act. The CFPB also issued an interpretive rule expanding states’ authority to enforce requirements of federal consumer financial laws, including ECOA. State regulators have also increased the level of regulatory scrutiny on financial technology companies. For example, the State of Maryland initiated an enforcement action against a financial technology company and its bank partner for unlicensed lending within the state.

We have been subject to governmental inquiries as well, including an inquiry in June 2020 from the North Carolina Department of Justice regarding our role in facilitating the origination of loans for educational purposes. See the risk factor titled “—We have been in the past and may in the future be subject to federal and state regulatory inquiries regarding our business” for more information. Any such investigations or inquiries, whether or not accurate or warranted, or whether concerning us or one of our competitors, could negatively affect our brand and reputation and the overall market acceptance of and trust in our AI lending marketplace. Any of the foregoing could harm our business, financial condition and results of operations.

Substantially all of our revenue is derived from a single loan product, and we are thus particularly susceptible to fluctuations in the unsecured personal loan market. We also do not currently offer a broad suite of products that bank partners may find desirable.

While we expanded the type of loan products offered on our platform to include auto loans in 2020, made significant investments in Upstart Auto Retail in 2021 and continue to invest in developing new loan products such as small dollar loans and small business loans, the vast majority of loan originations currently facilitated through our platform are unsecured personal loans. The market for unsecured personal loans has grown rapidly in recent years, and it is unclear to what extent such market will continue to grow, if at all. A wide variety of factors could impact the market for unsecured personal loans, including macroeconomic conditions, competition, regulatory developments and other developments in the credit market. Our success will depend in part on the continued growth of the unsecured personal loan market, and if such market does not further grow or grows more slowly than we expect, our business, financial condition and results of operations could be adversely affected.

In addition, bank partners may in the future seek partnerships with competitors that are able to offer them a broader array of credit products. Over time, in order to preserve and expand our relationships with our existing bank

Upstart Holdings, Inc.
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

Further, because such personal loans are unsecured, there is a risk that borrowers will not prioritize repayment of such loans, particularly in any economic downcycle. To the extent borrowers have or incur other indebtedness that is secured, such as a mortgage, a home equity line of credit or an auto loan, borrowers may choose to repay obligations under such secured indebtedness before repaying their Upstart-powered personal loans. In addition, borrowers may not view Upstart-powered loans, which were originated through an online lending platform, as having the same significance as other credit obligations arising under more traditional circumstances, such as loans from banks or other commercial financial institutions. Any of the foregoing could lead to higher default rates and decreased demand by our bank partners and institutional investors to fund loans facilitated through our marketplace, which would adversely affect our business, financial condition and results of operations.

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

In 2021, we continued to work on our auto loan product and made significant investments in Upstart Auto Retail. We are continuing to invest in developing new loan products and service offerings, which includes small business loans and small dollar loans, and may expand to mortgages and other new products. New initiatives are inherently risky, as each involves unproven business strategies, new regulatory requirements and new financial products and services with which we, and in some cases our bank partners, have limited or no prior development or operating experience.

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

Our reputation and brand are important to our success, and if we are unable to continue developing our reputation and brand, our ability to retain existing and attract new bank partners, our ability to attract

Upstart Holdings, Inc.
borrowers to our platform, our ability to maintain a diverse funding marketplace and our ability to maintain and improve our relationship with regulators of our industry could be adversely affected.

We believe maintaining a strong brand and trustworthy reputation is critical to our success and our ability to attract borrowers to our platform, attract new bank partners, maintain a diverse funding marketplace and sustain good relations with regulators. Factors that affect our brand and reputation include: perceptions of artificial intelligence, our industry and our company, including the quality and reliability of our AI lending marketplace; the accuracy of our AI models; perceptions regarding the application of artificial intelligence to consumer lending specifically and that algorithmic lending is inherently biased; our loan funding programs; changes to the Upstart platform; our ability to effectively manage and resolve borrower complaints; collection practices; privacy and security practices; litigation; regulatory activity; and the overall user experience of our platform. Negative publicity or negative public perception of these factors, even if inaccurate, could adversely affect our brand and reputation.

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

Any negative publicity or public perception of Upstart-powered loans or other similar consumer loans or the consumer lending service we provide may also result in us being subject to more restrictive laws and regulations and potential investigations and enforcement actions. In addition, regulators may decide they are no longer supportive of our AI lending marketplace if there is enough negative perception surrounding such practices. We may also become subject to lawsuits, including class action lawsuits, or other challenges such as government enforcement or arbitration, against our bank partners or us for loans originated by our bank partners on our platform, loans we service or have serviced. If there are changes in the laws or in the interpretation or enforcement of existing laws affecting consumer loans similar to those offered on our platform, or our marketing and servicing of such loans, or if we become subject to such lawsuits, our business, financial condition and results of operations would be adversely affected.

Artificial intelligence and related technologies are subject to public debate and heightened regulatory scrutiny. The CFPB Director recently indicated that artificial intelligence remains a regulatory hot topic for the agency including the use of complex credit scoring models as part of the loan underwriting process. The agency has taken several steps to increase regulatory scrutiny of financial technology companies that rely on artificial intelligence. Any negative publicity or negative public perception of artificial intelligence could negatively impact demand for our AI lending marketplace, hinder our ability to attract new bank partners or slow the rate at which banks adopt our AI lending marketplace. From time to time, certain advocacy groups have made claims that unlawful or unethical discriminatory effects may result from the use of AI technology by various companies,

Upstart Holdings, Inc.
including ours. Such claims, whether or not accurate, and whether or not concerning us or our AI lending marketplace, may harm our ability to attract prospective borrowers to our platform, retain existing and attract new bank partners and achieve regulatory acceptance of our business.

In February 2020, we received a letter from five members of the U.S. Senate asking questions in connection with claims of discriminatory lending made by an advocacy group. We responded to this inquiry, and in July 2020, three of the Senators issued their findings from this inquiry, writing a letter to the Director of the CFPB recommending the CFPB further review Upstart’s use of educational variables in its model and requesting that the CFPB stop issuing no-action letters related to ECOA. On December 1, 2020, in connection with these inquiries, we entered into an agreement with the NAACP Legal Defense and Education Fund, or the LDF, and the Student Borrower Protection Center, or the SBPC, in which we agree to participate in fair lending reviews of our AI model, including, but not limited to, its use of educational variables. The agreement provides for our engagement of a neutral third-party firm to perform periodic fair lending assessments over a two year period. Under the agreement, we have agreed to cooperate with, and provide data to, the third-party firm to conduct fair lending testing of our underwriting model, and we, the LDF and the SBPC will provide input to the third-party firm on, among other things, the testing methodologies to be employed. The fair lending testing will be designed to assess lending outcomes from our underwriting model to determine if the model causes or results in a disparate impact on any protected class, and if so, whether there are less discriminatory alternative practices that maintain the model’s predictiveness. We have also agreed to implement the auditor’s recommendations, for modifications to our AI model that may promote more equitable outcomes while maintaining the model’s predictiveness and meet any other legitimate business needs of Upstart. The third-party firm also prepares and makes public periodic reports that summarize any general findings, recommendations and best practices, as well as any aspects of our AI model that raise particular fair lending concerns or implicate novel insights on educational equity that serve the public interest. While we have input on these reports, and the agreement provides that the third-party firm and the parties to the agreement will collaborate to reach agreement on any recommendations, we could become involved in disagreements with the third-party firm, the LDF or the SBPC regarding the information we must provide, the contents of the reports or particular recommendations that may be made, the manner in which they should be implemented, if at all, and whether they would maintain the predictiveness of our AI model. It is possible, however, that changes implemented in our AI model could negatively impact its predictiveness. In addition, if we do not implement any recommendation, the LDF and/or the SBPC could terminate the agreement with us. Although we believe that this agreement will support our objective of providing visibility into AI and related emerging technologies and the potential benefits such technologies can have for the consumer lending industry, if reports under the agreement were to raise significant fair lending concerns, raise questions about the use of AI or otherwise be viewed negatively for any reason, or if the third-party firm terminates its agreement with us and/or the agreement with the LDF and/or the SBPC is terminated for any reason, our brand and reputation and the overall market acceptance of, and trust in, our AI lending marketplace could suffer, and we could be subject to increased regulatory and litigation risk. In addition, the publication of information arising from our agreement with the LDF or the SBPC could lead to additional regulatory scrutiny for our bank partners.

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

Harm to our reputation can also arise from many other sources, including inaccurate or unfavorable statements made by securities analysts or others, failure by us or our bank partners to meet minimum standards of service and quality, loan underperformance, inadequate protection of borrower information and compliance failures and claims, and employee or former employee misconduct, misconduct by outsourced service providers or other counterparties, as further described below. If we are unable to protect our reputation, our business, financial condition and results of operations would be adversely affected.

Upstart Holdings, Inc.
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

Consumer lending is a vast and competitive market, and we compete to varying degrees with all other sources of unsecured consumer credit. This can include banks, non-bank lenders including retail-based lenders and other financial technology lending platforms. Because personal loans often serve as a replacement for credit cards, we also compete with the convenience and ubiquity that credit cards represent. Many of our competitors operate with different business models, such as lending-as-a-service, have different cost structures or regulatory obligations, or participate selectively in different market segments. They may ultimately prove more successful or more adaptable to new regulatory, economic, technological and other developments, including utilizing new data sources or credit models. We may also face competition from banks or companies that have not previously competed in the consumer lending market, including companies with access to vast amounts of consumer-related information that could be used in the development of their own credit risk models. Our current or potential competitors may be better at developing new products due to their large and experienced data science and engineering teams, who are able to respond more quickly to new technologies. Many of our current or potential competitors have significantly more resources, such as financial, technical and marketing resources, than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms and distribution channels. We face competition in areas such as compliance capabilities, commercial financing terms and costs of capital, interest rates and fees (and other financing terms) available to consumers from our bank partners, approval rates, model efficiency, speed and simplicity of loan origination, ease-of-use, marketing expertise, service levels, products and services, technological capabilities and integration, borrower experience, brand and reputation, and terms available to our loan funding investor base. Our competitors may also have longer operating histories, lower commercial

Upstart Holdings, Inc.
financing costs or costs of capital, more extensive borrower bases, more diversified products and borrower bases, operational efficiencies, more versatile or extensive technology platforms, greater brand recognition and brand loyalty, broader borrower and partner relationships, more extensive and/or more diversified loan funding investor bases than we have, greater capacity to fund loans through their balance sheets, and more extensive product and service offerings than we have. Furthermore, our existing and potential competitors may decide to modify their pricing and business models to compete more directly with us. Our ability to compete will also be affected by our ability to provide our bank partners with a commensurate or more extensive suite of loan products than those offered by our competitors. In addition, current or potential competitors, including financial technology lending platforms and existing or potential bank partners, may also acquire or form strategic alliances with one another, which could result in our competitors being able to offer more competitive loan terms due to their access to lower-cost capital. Such acquisitions or strategic alliances among our competitors or potential competitors could also make our competitors more adaptable to a rapidly evolving regulatory environment. To stay competitive, we may need to increase our regulatory compliance expenditures or our ability to compete may be adversely affected.

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

Our business is heavily concentrated in U.S. consumer credit. As a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a more diversified company. For example, our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy and consumer spending and consumer credit, such as rising interest rates and changes in monetary policy. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit. Our business concentration could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

If we are unable to manage the risks associated with fraudulent activity, our brand and reputation, business, financial condition and results of operations could be adversely affected.

Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated. We are subject to the risk of fraudulent activity associated with borrowers and third parties handling borrower information and in limited situations cover certain fraud losses of our bank partners and investors in our loan funding programs. For example, in the third quarter of 2021, we experienced a temporary increase in fraudulent activity. Fraud rates could also increase in a downcycle economy. We use several identity and fraud detection tools, including tools provided by third-party vendors and our proprietary AI models, to predict and otherwise validate or authenticate applicant-reported data and data derived from third-party sources. If such efforts are insufficient to accurately detect and prevent fraud, the level of fraud-related losses of Upstart-powered loans could increase, which would decrease confidence in our AI lending marketplace. In addition, our bank partners, investors in our loan funding programs or we may not be able to recover amounts disbursed on loans made in connection with inaccurate statements, omissions of fact or fraud, which could erode the trust in our brand and negatively impact our ability to attract new bank partners and investors in our loan funding programs.

High profile fraudulent activity also could negatively impact our brand and reputation. In addition, significant increases in fraudulent activity could lead to regulatory intervention, which could increase our costs and also negatively impact our brand and reputation. Further, if there is any increase in fraudulent activity that increases

Upstart Holdings, Inc.
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

Our success significantly depends on the continued service of our senior management team, including Dave Girouard, our Co-Founder and Chief Executive Officer, and Paul Gu, our Co-Founder and Chief Technology Officer, and other highly skilled personnel. Our success also depends on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization.

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

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including personal information, credit information and other sensitive data of borrowers and potential borrowers. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of such sensitive information. We also have arrangements in place with certain of our third-party vendors that require us to share consumer information. We have outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may in turn subcontract or outsource some of their responsibilities to other third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, are large and complex, with many points of entry and access. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks. Any vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, bank partners, loan investors, or by malicious third parties. While we continuously refine our security controls to address the evolving threat landscape, attacks of this nature are

Upstart Holdings, Inc.
increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and systems. In addition, the prevalent use of mobile devices increases the risk of data security incidents. Further, our Digital First working environment could increase the risks of security breaches and incidents. Significant disruptions of our, our bank partners and third-party vendors’ and/or other business partners’ information technology systems or other security incidents could adversely affect our business operations and result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us.

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

Upstart Holdings, Inc.
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

The vast majority of Upstart-powered loans are not secured by any collateral, guaranteed or insured by any third party or backed by any governmental authority. As a result, we are limited in our ability to collect on such loans on behalf of our bank partners and investors of our loan funding programs if a borrower is unwilling or unable to repay them. Substantially all our collection duties and obligations for loans we service that are more than 30 days past due are subcontracted to several collection agencies. If such collection agencies do not perform as expected under our agreements with them or if these collection agents act unprofessionally and otherwise harm the user experience for borrowers of Upstart-powered loans, our brand and reputation could be harmed and our ability to attract potential borrowers to our platform could be negatively impacted. For example, during periods of increased delinquencies caused by economic downturns or otherwise, it is important that the collection agents are proactive and consistent in contacting a borrower to bring a delinquent balance current and ultimately avoid the related loan becoming charged off, which in turn makes it extremely important that the collection agents are properly staffed and trained to take prompt and appropriate action. If the collection agents are unable to maintain a high quality of service, or fulfill their servicing obligations at all due to resource constraints resulting from the increased delinquencies, it could result in increased delinquencies and charge-offs on the loans, which could decrease fees payable to us, cause our bank partners to decrease the volume of Upstart-powered loans kept on their balance sheets, erode trust in our lending marketplace or increase the costs of our loan funding programs.

While auto loans issued through our lending platform are secured by collateral, auto loans are inherently risky, as they are often secured by assets that may be difficult to locate and can depreciate rapidly. We generally begin the repossession process for auto loans that become 60 days past due. We have engaged a third-party auto repossession vendor to handle all repossession activity. Following a repossession, if a borrower fails to redeem their vehicle or reinstate their loan agreement, the repossessed vehicle is sold at an auction and the proceeds are applied to the unpaid balance of the loan and related expenses. If the proceeds do not cover the unpaid balance of the loan and any related expenses, the deficiency would be charged-off. Further, if a vehicle cannot be located, repossession and sale of the vehicle would not be possible, which could also lead to delinquencies and charge-offs. A significant number of delinquencies and charge-offs could decrease fees payable to us, cause our bank partners to decrease the

Upstart Holdings, Inc.
volume of Upstart-powered auto loans kept on their balance sheets, erode trust in our lending marketplace and increase the costs of our loan funding programs.

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

In our loan funding programs, including asset-backed securitizations, pass-through certificate transactions and whole loan sales, we make numerous representations and warranties concerning the characteristics of the Upstart-powered loans sold and transferred in connection with such transactions, including representations and warranties that the loans meet the eligibility requirements of those facilities and of investors in our loan funding programs. If those representations and warranties were not accurate when made, we may be required to repurchase the underlying loans. Failure to repurchase so-called ineligible loans when required could constitute an event of default or termination event under the agreements governing our various loan funding programs. Through June 30, 2022, the number of repurchased Upstart-powered loans as a result of inaccurate representations and warranties represents less than 0.16% of all Upstart-powered loans. While only a small number of Upstart-powered loans have been historically repurchased by us, there can be no assurance that we would have adequate cash or other qualifying assets available to make such repurchases if and when required. Such repurchases could be limited in scope, relating to small pools of loans, or significant in scope, across multiple pools of loans. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, our business, financial condition and results of operations could be adversely affected.

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

Upstart Holdings, Inc.
litigation or regulatory action against us, or otherwise damage our reputation and brand.
Borrowers may prepay a loan at any time without penalty, which could reduce our servicing fees and deter our bank partners and investors from investing in loans facilitated through our lending marketplace.

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

Promoting awareness of our AI lending marketplace is important to our ability to grow our business, attract new bank partners, increase the number of potential borrowers on our platform and attract investors to participate in our loan funding programs. We believe that the importance of brand recognition will increase as competition in the consumer lending industry expands. However, because our bank partners are increasingly adopting our bank-branded version of our AI lending marketplace through their own websites, potential borrowers may not be aware they are experiencing our AI lending marketplace, which may hinder recognition of our brand. Successful promotion of our brand will depend largely on the effectiveness of marketing efforts and the overall user experience of our bank partners and potential borrowers on the Upstart platform, which factors are outside our control. The marketing channels that we employ may also become more crowded and saturated by other lending platforms, which may decrease the effectiveness of our marketing campaigns and increase borrower acquisition costs. Also, the methodologies, policies and regulations applicable to marketing channels may change. For example, internet search engines could revise their methodologies, which could adversely affect borrower volume from organic ranking and paid search. Search engines may also implement policies that restrict the ability of companies such as us to advertise their services and products, which could prevent us from appearing in a favorable location or any location in the organic rankings or paid search results when certain search terms are used by the consumer.

Our brand promotion activities may not yield increased revenues. If we fail to successfully build trust in our AI lending marketplace and the performance and predictability of Upstart-powered loans, we may lose existing bank partners and investors in our loan funding programs to our competitors or be unable to attract new bank partners and investors in our loan funding programs, which in turn would harm our business, results of operations and financial condition. Even if our marketing efforts result in increased revenue, we may be unable to recover our marketing costs through increases in loan volume, which could result in a higher borrower acquisition cost per account. Any incremental increases in loan servicing costs, such as increases due to greater marketing expenditures, could have an adverse effect on our business, financial condition and results of operations.

Unfavorable outcomes in legal proceedings may harm our business and results of operations.

We are, and may in the future become, subject to litigation, claims, examinations, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties, which may affect our results of operations. These claims, lawsuits, and proceedings could involve, and in some cases have involved, labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret, and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, or compliance, alleged federal and state securities and “blue sky” law violations or other investor claims, and other matters. Due to the consumer-oriented nature of our business and the application of certain laws and regulations, participants in our industry are regularly named as defendants in litigation alleging violations of federal and state laws and regulations and consumer law torts, including fraud. Many of these legal proceedings involve alleged violations of consumer protection laws. In addition, we have been in the past and may in the future be subject to

Upstart Holdings, Inc.
litigation, claims, examinations, investigations, legal and administrative cases and proceedings related to the offer and sale of Upstart-powered loans.

In particular, lending programs that involve originations by a bank in reliance on origination-related services being provided by non-bank lending platforms and/or program managers are subject to potential litigation and government enforcement claims based on “rent-a-charter” or “true lender” theories, particularly where such programs involve the subsequent sale of such loans or interests therein through the lending marketplace. See—“If loans facilitated through our platform for one or more bank partners were subject to successful challenge that the bank partner was not the “true lender,” such loans may be unenforceable, subject to rescission or otherwise impaired, we or other program participants may be subject to penalties, and/or our commercial relationships may suffer, each which would adversely affect our business and results of operations,” below. In addition, loans originated by banks (which are exempt from certain state requirements under federal banking laws), followed by the sale, assignment, or other transfer to non-banks of such loans are subject to potential litigation and government enforcement claims based on the theory that transfers of loans from banks to non-banks do not transfer the ability to enforce contractual terms such as interest rates and fees from which only banks benefit under federal preemption principles. See—“If loans originated by our bank partners were found to violate the laws of one or more states, whether at origination or after sale by the originating bank partner, loans facilitated through our platform may be unenforceable or otherwise impaired, we or other program participants may be subject to, among other things, fines and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations,” below. In addition, the recent inquiries related to our model’s use of education variables in assessing credit risk could prompt potential litigation and government enforcement claims based on perceived violations of ECOA. See—“We have been in the past and may in the future be subject to federal and state regulatory inquiries regarding our business” below. If we were subject to such litigation or enforcement, then any unfavorable results of pending or future legal proceedings may result in contractual damages, usury related claims, fines, penalties, injunctions, the unenforceability, rescission or other impairment of loans originated on our platform or other censure that could have an adverse effect on our business, results of operations and financial condition. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.

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

Our shift to a Digital First model could lead to a negative long-term impact on our operations, the execution of our business plans and sales and marketing efforts, our company culture, or the productivity and retention of key personnel and other employees necessary to conduct our business, or otherwise cause operational failures due to changes in our past business practices. If a natural disaster, power outage, connectivity issue, or other event were to occur that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in increased exposure to consumer privacy and data security incidents, or fraudulent activity. Further, our understanding of applicable legal and regulatory requirements related to a remote workforce, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments. If we are unable to successfully address the foregoing risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

Our business is subject to the risks of natural disasters and other catastrophic events, many of which are becoming more acute and frequent due to climate change, and to interruption by human-induced problems.

Upstart Holdings, Inc.

Significant natural disasters or other catastrophic events, such as earthquakes, fires, hurricanes, blizzards, or floods (many of which are becoming more acute and frequent as a result of climate change), or interruptions by strikes, crime, terrorism, epidemics, pandemics, cyber-attacks, computer viruses, internal or external system failures, telecommunications failures, power outages or increased risk of cybersecurity breaches due to a swift transition to remote work brought about by a catastrophic event, could have an adverse effect on our business, results of operations and financial condition. For example, the outbreak of the COVID-19 pandemic beginning in early 2020 had a significant impact on the global economy and consumer confidence. In the event that another COVID-19 resurgence or other pandemic occurs, it could adversely impact the economy and negatively impact consumer confidence, and could negatively impact our operations and our products offered to borrowers and institutional investors, which could seriously harm our business. Employees may have less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family members who become sick), may become sick themselves and be unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.

The long-term effects of climate change on the global economy and our industry in particular are unclear, however we recognize that there are inherent climate-related risks wherever business is conducted. Either of our headquarters may be vulnerable to the adverse effects of climate change. One of our headquarters is located in the San Francisco Bay Area, a region that is prone to seismic activity and has experienced and may continue to experience, climate-related events and at an increasing rate. Examples include drought and water scarcity, warmer temperatures, wildfires and air quality impacts and power shut-offs associated with wildfire prevention. The increasing intensity of drought throughout California and annual periods of wildfire danger increase the probability of planned power outages. Our other headquarters in Columbus, Ohio is a region at higher risk for blizzards. Although we maintain a disaster response plan and insurance, such events could disrupt our business, the business of our bank partners or third-party suppliers, and may cause us to experience losses and additional costs to maintain and resume operations. We may not maintain sufficient business interruption or property insurance to compensate us for potentially significant losses, including potential harm to our business that may result from interruptions in our ability to provide our financial products and services.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Our ability to operate our platform depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively which would allow competitors to duplicate our AI models or AI

Upstart Holdings, Inc.
lending marketplace and adversely affect our ability to compete with them. We rely on a combination of copyright, trade secret, patent, trademark laws and other rights, as well as confidentiality procedures, contractual provisions and our information security infrastructure to protect our proprietary technology, processes and other intellectual property. While we have two patent applications pending, we do not yet have patent protection and our patent applications may not be successful. The steps we take to protect our intellectual property rights may be inadequate. For example, a third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

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

Our platform and internal systems rely on software that is highly technical and complex. In addition, our platform and internal systems depend on the ability of such software to store, retrieve, process and manage high volumes of data. The software on which we rely has contained, and may now or in the future contain, undetected errors or bugs. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in failure to accurately predict a loan applicant’s creditworthiness, failure to comply with applicable laws and regulations, approval of sub-optimally priced loans, incorrectly displayed interest rates to applicants or borrowers, or incorrectly charged interest to borrowers or fees to bank partners or institutional investors, failure to present or properly display regulatory disclosures to applicants for an extended period of time, failure to detect fraudulent activity on our platform, a negative experience for consumers or bank partners, delayed introductions of new features or enhancements, or failure to protect borrower data or our intellectual property. Any errors, bugs or defects discovered in the software on which we rely could result in harm to our reputation, loss of consumers or bank partners, increased regulatory scrutiny, fines or penalties, loss of revenue or liability for damages, any of which could adversely affect our business, financial condition and results of operations. Furthermore, updates made to our software to remediate any errors discovered may prove to be ineffective, resulting in repeated issues and further harm to our business.

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

Upstart Holdings, Inc.

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

Upstart Holdings, Inc.
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

In addition, if third party data used to train and improve our AI models is inaccurate, or access to such third-party data is limited or becomes unavailable to us, our ability to continue to improve our AI models would be adversely affected. Any of the foregoing could result in sub-optimally and inefficiently priced loans, incorrect approvals or denials of loans, or higher than expected loan losses, which in turn could adversely affect our ability to attract new borrowers and partners to our marketplace or increase the number of Upstart-powered loans and adversely affect our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

As noted above, federal prudential regulators have also taken actions to address the Madden decision. On May 29, 2020, the OCC issued a final rule clarifying that, when a national bank or savings association sells, assigns, or otherwise transfers a loan, interest permissible before the transfer continues to be permissible after the transfer. That rule took effect on August 3, 2020. As discussed further below, the OCC also issued a rule pertaining to the “true lender” issue, which was challenged by state attorneys general in a complaint filed January 5, 2021, and subsequently repealed through the Congressional Review Act on June 30, 2021. Similarly, the FDIC finalized on June 25, 2020 its 2019 proposal declaring that the interest rate for a loan is determined when the loan is made, and will not be affected by subsequent events. On July 29, 2020, California, New York and Illinois filed suit in the U.S. District Court for the Northern District of California to enjoin enforcement of the OCC rule (Case No. 20-CV-5200) and, similarly in the same court, on August 20, 2020 California, Illinois, Massachusetts, Minnesota, New Jersey, New York, North Carolina, and the District of Columbia sought to enjoin enforcement of the FDIC rule (Case No. 20-CV-5860), in each case related to permissible interest rates post-loan transfer on the grounds that the OCC and FDIC exceeded their authority when promulgating those rules. On February 8, 2022, the court ruled in favor of the OCC and FDIC holding that the agencies did not exceed their statutory authorities when promulgating their “valid when made” rules.

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

Upstart Holdings, Inc.
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

Certain recent litigation and regulatory enforcement has challenged, or is currently challenging, the characterization of bank partners as the “true lender” in connection with programs involving origination and/or servicing relationships between a bank partner and non-bank lending platform or program manager. As noted above, the Colorado Administrator has entered into a settlement agreement with certain banks and non-banks that addresses this true lender issue. Specifically, the settlement agreement sets forth a safe harbor indicating that a bank is the true lender if certain specific terms and conditions are met. However, other states could also bring lawsuits based on these types of relationships. For example, in June 2020, the Washington, DC Attorney General filed a lawsuit against online lender Elevate for allegedly deceptively marketing high-cost loans with interest rates above the Washington, DC usury cap. The usury claim is based on an allegation that Elevate, which was not licensed in Washington, DC, and not its partner bank, originated these loans, and were therefore in violation of the state’s usury laws. This case has since been remanded to the Superior Court of the District of Columbia. A similar complaint against online lender Opportunity Financial, LLC was filed in early 2021, alleging that it rather than a bank originated these loans and the loans were therefore in violation of Washington, DC usury laws. The parties settled

Upstart Holdings, Inc.
this case in November 2021. Also in April 2021, the Maryland Office of the Commissioner of Financial Regulation also alleged in the context of a civil suit that a state-chartered bank and its fintech partners engaged in a bank partnership program that violated various state licensing and credit statutes. The case is pending before the Office of the Commissioner of Financial Regulation for administrative adjudication. In June 2021, a putative class action lawsuit was filed against the online lender Marlette Funding LLC in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that the company, doing business as Best Egg, was the true lender of usurious loans, with a rate of interest far in excess of the 6% rate permitted to be charged in Pennsylvania by unlicensed non-banks, originated through a partnership with CRB (Case No. 21-CV-985). Furthermore, in April 2022, the California Department of Financial Protection and Innovation filed a complaint in Los Angeles Superior Court alleging that Opportunity Financial, LLC is the “true lender” of several loans to California residents that exceeded the applicable California usury limit for small dollar loans. There is an ongoing risk that government agencies and private plaintiffs will seek to challenge these types of relationships.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

For auto loans issued through our auto lending marketplace, certain state laws may not allow for electronic lien and title transfer, which would require us to use a paper-based title process to secure title to the underlying collateral. While this process may help mitigate some of the risks associated with online processes, because it is outside of our usual practices and titling rules can vary by state, we may encounter greater difficulty complying with the proper procedures. If we fail to effectively follow such procedures we may, among other things, be limited in our ability to secure the collateral associated with loans issued through our auto lending marketplace.

If we are found to be operating without having obtained necessary state or local licenses, our business, financial condition and results of operations could be adversely affected.

Certain states have adopted laws regulating and requiring licensing by parties that engage in certain activities regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, certain states and localities have also adopted laws requiring licensing for consumer debt collection or servicing and/or purchasing or selling consumer loans. While we believe we have obtained or are in the process of obtaining all necessary licenses, the application of some consumer finance licensing laws to our AI lending marketplace and the related activities we perform, as well as to our banking partners, is unclear. In addition, state licensing requirements may evolve over time, including, in particular, recent trends toward increased licensing requirements and regulation of parties engaged in loan solicitation and student loan servicing activities. States also maintain licensing requirements pertaining to the transmission of money, and certain states may broadly interpret such licensing requirements to cover loan servicing and the transmission of funds to investors. If we or one of our banking partners were found to be in violation of applicable state licensing requirements by a court or a state, federal, or local enforcement agency, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties and other penalties or consequences, and the loans originated by our bank partners on our platform could be rendered void or unenforceable in whole or in part, any of which could have a material adverse effect on our business.

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

Upstart Holdings, Inc.
conduct, markets and activities and conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to consumers.

There continues to be uncertainty about the future of the CFPB and as to how its strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. This uncertainty is increased in light of the fact that the new director of the CFPB has new examination and enforcement priorities, including safeguarding against algorithmic bias. In April 2022, the CFPB announced that it intends to examine nonbank financial companies that pose risks to consumers. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. Moreover, the agency has issued several interpretive statements and guidance documents that could impact our business practices including, but not limited to, a May 2022 statement on compliance obligations under ECOA for companies that rely on complex algorithms when making credit decisions. The agency also issued an update to its examination manual that contains a novel interpretation of its authority to prohibit unfair, deceptive, or abusive acts or practices that would authorize the agency to treat any instance of discrimination against a protected class as an unfair act or practice under the Dodd-Frank Act. The CFPB also issued an interpretive rule expanding the authority of states to enforce requirements of federal consumer financial laws including ECOA.

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

The current presidential administration has appointed and is expected to continue to appoint consumer-oriented regulators at federal agencies such as the CFPB, Federal Trade Commission, the OCC and the FDIC and the government’s focus on enforcement of federal consumer protection laws is expected to increase. It is possible that these regulators could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our bank partners. If future regulatory or legislative restrictions or prohibitions are imposed that affect our ability to offer certain of our products or that require us to make significant changes to our business practices, and if we are unable to develop compliant alternatives with acceptable returns, these restrictions or prohibitions could have a material adverse effect on our business. If the CFPB, or another regulator, were to issue a consent decree or other similar order against us, this could also directly or indirectly affect our results of operations.

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

Upstart Holdings, Inc.

We have, from time to time in the normal course of our business, received, and may in the future receive or be subject to, inquiries or investigations by state and federal regulatory agencies and bodies such as the CFPB, FTC, state Attorneys General, the SEC, state financial regulatory agencies and other state or federal agencies or bodies regarding the Upstart platform, including the marketing of loans for lenders, underwriting and pricing of consumer loans for our bank partners, our fair lending compliance program and licensing and registration requirements. We have addressed these inquiries directly and engaged in open dialogue with regulators. For example, following constructive and transparent discussions with the CFPB regarding the manner in which our platform operates in compliance with federal fair lending laws, we applied for and received a no-action letter from the CFPB that stated the CFPB had no present intent to recommend initiation of supervisory or enforcement action against us with respect to ECOA as it pertains to the use of our AI model to underwrite applicants for unsecured non-revolving credit. Under the terms of the 2020 no-action letter, we were required to continue to share certain information with the CFPB regarding the updates to our model and the variables it considers, loan performance reports, the results of fair lending tests we conduct, and research we conduct to identify less discriminatory alternatives, as well as information on how our AI models expand access to credit for traditionally underserved populations. Upon Upstart’s request, such no-action letter was terminated in June 2022. While the termination of the no-action letter removes the obligation to regularly share updates with the CFPB, we intend to continue to pursue a transparent and cooperative relationship with the CFPB, which could involve sharing information about our models and other aspects of our business. It is also possible the CFPB may take supervisory or enforcement action against us in the future. We have also received an inquiry from the North Carolina Department of Justice regarding our role in facilitating the origination of loans for educational purposes. We have provided information in response to that inquiry, and cannot provide any assurances regarding the outcome of that inquiry.

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

In addition, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, requires, among other things, that covered companies provide disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales or retention of their personal information by us. Aspects of the CCPA and its interpretation remain unclear. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to further modify our data infrastructure and data processing practices and policies and to incur additional costs and expenses in an effort to continue to comply. In addition, California voters approved Proposition 24 in the November 2020 election to create the California Privacy Rights Act, or CPRA, which amends and purports to strengthen the CCPA and will create a state agency to enforce privacy laws. The CPRA creates obligations relating to consumer data beginning on January 1, 2023 (with a one-year lookback), and enforcement beginning July 1, 2023. On July 8, 2022, the California Privacy Protection Agency began the formal rulemaking process to adopt regulations to implement the CPRA. Following the enactment of the CCPA, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act of 2021, or VCDPA; in June 2021 Colorado enacted the Colorado Privacy Act, or CPA; in March 2022, Utah, enacted the Utah Consumer Privacy Act, or UCPA; and in May 2022, Connecticut enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, or CTDPA. The VCDPA goes into effect on January 1, 2023, and the CPA and CTDPA both go into effect on July 31, 2023. The UCPA will go into effect December 31, 2023. Additionally, other U.S. states are proposing and enacting laws and regulations that impose obligations similar to the CCPA or that otherwise involve significant obligations and restrictions. Compliance with current and future borrower privacy data protection and information security laws and regulations could result in higher compliance, technical or operating costs. Further, any actual or perceived violations of these laws and regulations may require us to change our business practices, data infrastructure or operational structure, address legal claims and regulatory investigations and proceedings and sustain monetary penalties and/or other harms to our business. We could also be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or change our business practices or privacy policies. For example, in June 2022, key House and Senate committee leaders released a bipartisan discussion draft for a comprehensive federal privacy bill titled the “American Data Privacy and Protection Act,” which would provide a national standard on what data companies can gather from individuals and how they can use it and would preempt some state privacy legislation. Should the bill become law, it may significantly impact our data collection, storage and management practices.

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

Upstart Holdings, Inc.
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

Exemptive orders provided by the SEC under the Investment Company Act may cease to be effective if the facts and analysis upon which they are based materially change or the recipient of the order fails to comply with conditions outlined in the order. Although not currently anticipated, it is possible that our business will change in the future in a way that causes the exemptive order to no longer apply to our business, either because the facts of how we conduct our business change or because we no longer meet the conditions outlined in the order. For example, the exemptive order limits the percentage of loans that we may retain, subject to certain conditions. Recently, in response to constrained loan funding, we have increased the percentage of loans retained by Upstart to support short-term funding requirements of loans that would otherwise be held by institutional investors. If we continue to increase the percentage of loans retained by us, it could result in us no longer meeting the conditions outlined in the order. If the exemptive order ceases to apply to our business, we could be deemed an investment company and may be required to institute burdensome compliance requirements, restricting our activities in a way that could adversely affect our business, financial condition and results of operations. If we were ever deemed to be in non-compliance with the Investment Company Act, we could also be subject to various penalties, including administrative or judicial proceedings that might result in censure, fine, civil penalties, cease-and-desist orders or other adverse consequences, as well as private rights of action, any of which could materially adversely affect our business.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

RISKS RELATED TO INDEBTEDNESS

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

Under our warehouse credit facility for personal, unsecured loans (the “ULT Warehouse Credit Facility”), we may borrow from an aggregate of $175.0 million financing capacity of which $100.0 million is committed and $75.0 million is uncommitted until the earlier of June 15, 2023, or an accelerated amortization event. Any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity in June 2024. As of June 30, 2022, the amount borrowed under the ULT Warehouse Credit Facility was $110.0 million, and $169.4 million of aggregated fair value of loans purchased were pledged as collateral. Under our warehouse facility for auto loans (the “UAWT Warehouse Credit Facility”), we may borrow up to $100.0 million until December 2022, and any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity twelve months after the determined amortization date. As of June 30, 2022, the amount borrowed under the UAWT Warehouse Credit Facility was $98.2 million, and $120.6 million of aggregated fair value of loans purchased were pledged as collateral.

Our warehouse credit facilities impose operating and financial covenants on the applicable warehouse trust special purpose entity, and under certain events of default, the applicable lender could require that all outstanding borrowings become immediately due and payable or terminate their respective agreement with us. We have in the past, and may in the future, fail to comply with certain operating or financial covenants in our warehouse credit facilities, requiring a waiver from our lenders. If we are unable to repay our obligations at maturity or in the event of default, the applicable borrowing warehouse trust special purpose entity may have to liquidate the loans held as collateral at an inopportune time or price or, if the lender liquidated the loans, such warehouse trust would have to pay any amount by which the original purchase price exceeded their sale price. An event of default would negatively impact our ability to purchase loans from our marketplace and require us to rely on alternative funding sources, which might increase our costs or which might not be available when needed. If we were unable to arrange new or alternative methods of financing on favorable terms, we might have to curtail our loan funding programs, which could have an adverse effect on our bank partners’ ability or willingness to originate new loans, which in turn would have an adverse effect on our business, results of operations and financial condition.

Corporate and asset-backed debt ratings could adversely affect our ability to fund loans through our loan funding programs at attractive rates, which could negatively affect our results of operations, financial condition and liquidity.

Upstart Holdings, Inc.
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

As of June 30, 2022, a valuation allowance has been recorded to recognize only deferred tax assets that are more likely than not to be realized in the United States federal and state tax jurisdictions. Our net deferred tax assets are primarily related to net operating loss carryforwards, or NOLs. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

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

Upstart Holdings, Inc.
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
•failure of securities analysts to maintain coverage of us, changes in financial estimates or other statements made by securities analysts or others, or our failure to meet these estimates or the expectations of investors;

Upstart Holdings, Inc.
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
•market perception of the accuracy of our AI models;
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
•other events or factors, including those resulting from war, incidents of terrorism, political unrest, natural disasters, pandemics or responses to these events; and
•general economic conditions, such as rising interest and inflation rates, and slow or negative growth of our markets.

The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigation has often been instituted against these companies. For example, in May 2022, June 2022 and July 2022, we and certain of our officers were sued in purported class action lawsuits alleging violations of the federal securities laws for allegedly making materially false and misleading statements about our business, operations, and prospects. This litigation could result in substantial costs and a diversion of our management’s attention and resources, which could harm our business. We may be the target of additional litigation of this type in the future as well.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term shareholder value. Share repurchases could also affect the trading price of our stock, increase volatility of our stock and diminish our cash reserves.

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Our amended and restated certificate of incorporation authorizes us to issue 617,811,628 shares of authorized but unissued common stock and rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 12,149,138 shares for issuance under our 2020 Equity Incentive Plan subject to adjustment in certain events. Any common stock that we issue, including under our 2020 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our common stock.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company’s repurchases of common stock under our stock repurchase program, on a trade date basis, during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
Balance as of March 31, 2022	—	—	—	$400,000
April 1, 2022 through April 30, 2022	—	—	—	400,000
May 1, 2022 through May 31, 2022	2,865	$34.91	2,865	299,977
June 1, 2022 through June 30, 2022	645	$39.09	645	274,775
Balance as of June 30, 2022	3,510		3,510	$274,775
_________
1.In February 2022, the board of directors authorized the Company to purchase up to $400.0 million of common stock of the Company. The repurchases may be executed from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1. The repurchase program does not obligate the Company to acquire any particular amount of common stock, has no expiration date, and may be modified, suspended or terminated at any time at the Company’s discretion. See “Note 9. Stockholders' Equity” for details related to the repurchase program.
2.Average price paid per share includes commission costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Upstart Holdings, Inc.
(Registrant)

Date: August 8, 2022	By:	/s/ Dave Girouard
Dave Girouard
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Sanjay Datta
Sanjay Datta
Chief Financial Officer
(Principal Financial Officer)