Form 10-Q
period 2022-09-30
Upstart Holdings, Inc.
filed 2022-11-09
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2022 there were 81,877,350 shares of the registrant’s common stock outstanding.

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	September 30,
	2021	2022
Assets
Cash	$986,608	$683,970
Restricted cash	204,633	145,956
Loans (at fair value)	252,477	700,455
Property, equipment, and software, net	24,259	40,990
Operating lease right of use assets	96,118	87,475
Non-marketable equity securities	40,000	41,000
Goodwill	67,062	67,062
Intangible assets, net	19,906	16,700
Other assets (includes $26,676 and $40,496 at fair value as of December 31, 2021 and September 30, 2022, respectively)	129,392	131,702
Total assets(a)	$1,820,455	$1,915,310
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$6,563	$10,916
Payable to investors	107,598	93,844
Borrowings	695,432	918,917
Accrued expenses and other liabilities (includes $13,095 and $10,011 at fair value as of December 31, 2021 and September 30, 2022, respectively)	103,418	73,647
Operating lease liabilities	100,366	99,418
Total liabilities(a)	1,013,377	1,196,742
Stockholders’ equity:
Common stock, $0.0001 par value; 700,000,000 shares authorized; 83,659,665 and 81,831,178 shares issued and outstanding as of December 31, 2021 and September 30, 2022, respectively	8	8
Additional paid-in capital	740,849	705,741
Retained earnings	66,221	12,819
Total stockholders’ equity	807,078	718,568
Total liabilities and stockholders’ equity	$1,820,455	$1,915,310
____________
(a)The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by Upstart Holdings, Inc. at December 31, 2021 and September 30, 2022. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. The holders of the beneficial interests do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	September 30,
	2021	2022
Assets
Cash	$7,700	$949
Restricted cash	79,561	31,602
Loans (at fair value)	245,972	674,955
Other assets (includes $7,571 and $3,163 at fair value as of December 31, 2021 and September 30, 2022, respectively)	8,792	10,920
Total assets	$342,025	$718,426

Liabilities
Borrowings	$48,536	$269,663
Accrued expenses and other liabilities	778	2,268
Total liabilities	49,314	271,931
Total net assets	$292,711	$446,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenue:
Revenue from fees, net	$210,421	$179,348	$513,888	$751,675
Interest income and fair value adjustments, net	18,029	(22,115)	29,853	(56,144)
Total revenue	228,450	157,233	543,741	695,531
Operating expenses:
Sales and marketing	93,346	56,362	218,638	295,023
Customer operations	34,978	45,028	76,530	144,507
Engineering and product development	37,085	66,182	87,504	173,218
General, administrative, and other	34,442	47,752	80,602	138,148
Total operating expenses	199,851	215,324	463,274	750,896
Income (loss) from operations	28,599	(58,091)	80,467	(55,365)
Other income (expense)	(754)	1,880	(6,003)	2,018
Net income (loss) before income taxes	27,845	(56,211)	74,464	(53,347)
(Benefit) provision for income taxes	(1,268)	12	(2,035)	55
Net income (loss)	$29,113	$(56,223)	$76,499	$(53,402)

Net income (loss) per share, basic	$0.37	$(0.69)	$1.00	$(0.64)
Net income (loss) per share, diluted	$0.30	$(0.69)	$0.81	$(0.64)
Weighted-average number of shares outstanding used in computing net income (loss) per share, basic	79,392,600	81,672,099	76,586,395	83,236,131
Weighted-average number of shares outstanding used in computing net income (loss) per share, diluted	96,057,210	81,672,099	94,165,325	83,236,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2021	77,626,866	$8	$737,924	$(21,836)	$716,096
Issuance of common stock upon exercise of stock options	3,656,385	—	6,841	—	6,841
Issuance of common stock upon settlement of restricted stock units	12,571	—	—	—	—
Stock-based compensation expense	—	—	21,417	—	21,417
Issuance of common stock under employee stock purchase plan	243,725	—	4,145	—	4,145
Purchase of capped calls	—	—	(58,523)	—	(58,523)
Net income	—	—	—	29,113	29,113
Balance as of September 30, 2021	81,539,547	$8	$711,804	$7,277	$719,089

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	73,314,026	$7	$369,467	$(69,222)	$300,252
Issuance of common stock upon exercise of stock options	4,941,362	—	9,773	—	9,773
Issuance of common stock upon settlement of restricted stock units	19,017	—	—	—	—
Exercise of common stock warrants	72,407	—	—	—	—
Stock-based compensation expense	—	—	52,245	—	52,245
Shares withheld related to net share settlement of restricted stock units	(1,730)	—	(236)	—	(236)
Issuance of common stock in connection with acquisition	650,740	—	71,003	—	71,003
Issuance of common stock in connection with follow-on offering, net of underwriting discounts, commissions, and offering costs	2,300,000	1	263,930	—	263,931
Issuance of common stock under employee stock purchase plan	243,725	—	4,145	—	4,145
Purchase of capped calls	—	—	(58,523)	—	(58,523)
Net income	—	—	—	76,499	76,499
Balance as of September 30, 2021	81,539,547	$8	$711,804	$7,277	$719,089

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2022	82,188,372	$8	$688,021	$69,042	$757,071
Issuance of common stock upon exercise of stock options	270,390	—	1,319	—	1,319
Issuance of common stock upon settlement of restricted stock units	(319)	—	(8)	—	(8)
Shares withheld related to net share settlement of restricted stock units	188,726	—	—	—	—
Stock-based compensation expense	—	—	38,206	—	38,206
Issuance of common stock under employee stock purchase plan	114,902	—	3,231	—	3,231
Repurchases of stock	(930,893)	—	(25,028)	—	(25,028)
Net loss	—	—	—	(56,223)	(56,223)
Balance as of September 30, 2022	81,831,178	$8	$705,741	$12,819	$718,568

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	83,659,665	$8	$740,849	$66,221	$807,078
Issuance of common stock upon exercise of stock options	2,074,763	1	10,725	—	10,726
Issuance of common stock upon settlement of restricted stock units	179,559	—	(8)	—	(8)
Shares withheld related to net share settlement of restricted stock units	188,726	—	—	—	—
Stock-based compensation expense	—	—	96,582	—	96,582
Issuance of common stock under employee stock purchase plan	162,796	—	7,662	—	7,662
Repurchases of stock	(4,434,331)	(1)	(150,069)	—	(150,070)
Net loss	—	—	—	(53,402)	(53,402)
Balance as of September 30, 2022	81,831,178	$8	$705,741	$12,819	$718,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2022
Cash flows from operating activities
Net income (loss)	$76,499	$(53,402)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of financial instruments	(5,839)	71,056
Stock-based compensation	50,125	92,035
Gain on loan servicing arrangement, net	(4,223)	(23,770)
Depreciation and amortization	4,984	9,859
Non-cash interest expense	990	2,294
Net changes in operating assets and liabilities:
Purchase of loans for immediate resale	(5,872,988)	(5,519,116)
Proceeds from immediate resale of loans	5,872,988	5,519,116
Purchase of loans held-for-sale	(80,305)	(1,459,528)
Principal payments received for loans held-for-sale	4,398	104,049
Proceeds from sale of loans held-for-sale	90,537	854,991
Other assets	(22,806)	8,719
Operating lease liability and right-of-use asset	1,028	7,695
Accounts payable	(4,556)	3,446
Payable to investors	38,811	(13,754)
Accrued expenses and other liabilities	29,854	(25,494)
Net cash provided by (used in) operating activities	179,497	(421,804)

Cash flows from investing activities
Purchase of loans held-for-investment	(92,738)	(55,294)
Proceeds from sale of loans held-for-investment	10,793	11,993
Principal payments received for loans held-for-investment	14,722	27,711
Principal payments received for notes receivable and repayments of residual certificates	9,115	5,508
Purchase of non-marketable equity security	(40,000)	(1,000)
Purchase of property and equipment	(4,956)	(7,088)
Capitalized software costs	(4,476)	(10,842)
Acquisition, net of cash acquired	(16,561)	—
Net cash used in investing activities	(124,101)	(29,012)

Cash flows from financing activities
Repurchases of common stock	—	(150,070)
Proceeds from secondary offering, net of underwriting discounts, commissions, and offering costs	263,931	—
Proceeds from borrowings	667,081	430,270
Payment of debt issuance costs	(15,727)	—
Purchase of capped calls	(58,523)	—
Taxes paid related to net share settlement of equity awards	(236)	(8)
Repayments of borrowings	(65,412)	(209,079)
Proceeds from issuance of common stock under employee stock purchase plan	4,145	7,662

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2022
Proceeds from exercise of stock options	9,773	10,726
Net cash provided by financing activities	805,032	89,501
Change in cash and restricted cash	860,428	(361,315)
Cash and restricted cash at beginning of period	311,333	1,191,241
Cash and restricted cash at end of period	$1,171,761	$829,926

Supplemental disclosures of cash flow information
Cash paid for interest	$2,796	$7,952
Cash paid for income taxes	2,247	206
Cash paid for amounts included in the measurement of lease liabilities	3,279	7,967

Supplemental disclosures of non-cash investing and financing activities
Issuance of common stock in connection with acquisition	$80,256	$—
Capitalized stock-based compensation expense	2,120	4,547

The following presents cash and restricted cash by category within the condensed consolidated balance sheet:

	December 31,	September 30,
	2021	2022
Cash	$986,608	$683,970
Restricted cash	204,633	145,956
Total cash and restricted cash	$1,191,241	$829,926

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
Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting standards during the nine months ended September 30, 2022.
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

 2.    Revenue
Revenue from fees, net

The Company disaggregates revenue from fees by type of service for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenue from fees, net:
Platform and referral fees, net	$191,442	$134,786	$467,476	$618,208
Servicing and other fees, net	18,979	44,562	46,412	133,467
Total revenue from fees, net	$210,421	$179,348	$513,888	$751,675
Platform and referral fees, net

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Company enters into contracts with bank partners to provide access to a cloud-based artificial intelligence lending marketplace developed by the Company (the “Upstart platform”) to enable bank partners to originate unsecured personal and secured auto loans. The Upstart platform includes a cloud-based application (through Upstart.com or a bank-branded program) for submitting loan applications, verifying information provided within submitted applications, risk underwriting (through a series of proprietary technology solutions), delivery of electronic loan offers, and if the offer is accepted by the borrower, electronic loan documentation signed by the borrower. Bank partners can specify certain parameters of loans they are willing to originate. Under these contracts, bank partners can choose to use Upstart’s referral services, which allow them to access new borrowers through Upstart’s marketing channels. The Company’s contracts with bank partners are non-cancelable and generally have 12-month terms that automatically renew.

After origination, Upstart-powered loans are either retained by bank partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans purchased by the Company, Upstart pays bank partners a one-time loan premium fee upon completion of the minimum contractual holding period. Upstart also pays bank partners monthly loan trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized $6.6 million and $16.2 million of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net during the three and nine months ended September 30, 2021, respectively, and $6.1 million and $20.9 million during the three and nine months ended September 30, 2022, respectively.

As of December 31, 2021 and September 30, 2022, the Company recognized $4.3 million and $5.2 million of loan trailing fee liability, respectively, which is recorded at fair value and included within accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets. Refer to “Note 4. Fair Value Measurement” for additional information on changes in fair value associated with trailing fee liabilities.

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

The Company did not recognize revenue from performance obligations related to prior periods for the periods presented. The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of December 31, 2021 and September 30, 2022. The Company had $44.8 million and $34.3 million of accounts receivable that are included in other assets on the condensed consolidated balance sheets related to contracts with customers as of December 31, 2021 and September 30, 2022, respectively. The standard payment terms on accounts receivable are 30 days. The Company’s allowance for bad debt and bad debt expense were immaterial for the periods presented.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to employees in connection with the acquisition of bank partners. Capitalized costs are amortized over the expected period of benefit, which we have determined, based on an analysis, to be three years. The Company applies the practical expedient to expense costs to obtain contracts with customers if the amortization period is one year or less. As of December 31, 2021 and September 30, 2022, the Company had an immaterial amount of contract costs capitalized within other assets on the condensed consolidated balance sheets. The Company amortized an immaterial amount of capitalized contracts costs to sales and marketing in the condensed consolidated statements of operations and comprehensive income (loss) for the periods presented.

Customers accounting for greater than 10% of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Customer A	56%	45%	59%	47%
Customer B	28%	26%	25%	29%

Customers accounting for greater than 10% of accounts receivable were as follows:

	December 31,	September 30,
	2021	2022
Customer C	25%	27%
Customer D	33%	*
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

The Company recognized a net gain related to loan servicing rights upon loan sales for the periods presented as follows:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Net gain related to loan servicing rights	$2,121	$6,038	$4,223	$23,770

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

The Company recognized collection agency fees and borrower fees, which are included in servicing and other fees, net for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Collection agency fees	$1,214	$2,790	$3,068	$7,345
Borrower fees	$2,062	$7,005	$4,043	$18,125
Interest Income and Fair Value Adjustments, Net

Interest income and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments, held in the Company’s normal course of business at fair value, including loans and notes receivable and residual certificates.

The following table presents components of the interest income and fair value adjustments, net presented in the Company’s condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Interest income	$5,070	$22,180	$12,020	$66,288
Interest expense	(269)	(3,050)	(2,796)	(6,322)
Fair value and other adjustments
Unrealized gain (loss) and other adjustments, net(1)	11,360	(20,069)	14,470	(70,855)
Realized gain (loss) on sale of loans, net	1,868	(21,176)	6,159	(45,255)
Total fair value and other adjustments	13,228	(41,245)	20,629	(116,110)

Total interest income and fair value adjustments, net	$18,029	$(22,115)	$29,853	$(56,144)
_________

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

1.Includes $12.7 million and $15.2 million of income from capital market programs, net for the three and nine months ended September 30, 2021, respectively. Income from capital market programs was immaterial for both the three and nine months ended September 30, 2022.

Interest income

Interest income is recognized based on the terms of the underlying agreements with borrowers for loans held on the Company’s condensed consolidated balance sheets and is earned over the life of a loan.

Interest income also includes accrued interest earned on outstanding loans but not collected. Loans that have reached a delinquency of over 120 days are classified as non-accrual status and any accrued interest recorded in relation to these loans is reversed in the respective period. The Company does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2021 and September 30, 2022, the Company has recorded $2.6 million and $7.8 million of accrued interest income in loans on the condensed consolidated balance sheets, respectively.
Interest expense

Interest expense is primarily related to interest recorded on the Company’s borrowings on warehouse credit facilities. Interest expense includes accrued interest incurred but not paid. Accrued interest expenses were immaterial as of December 31, 2021 and September 30, 2022.
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
Other Consolidated VIE

Upstart Loan Trust 2, a Delaware statutory trust, holds loans facilitated through the Upstart platform. These loans include, but are not limited to, loans not pledged or eligible to be pledged to the Company’s warehouse credit facilities or loans that were the result of the Company’s repurchases of loans for breaches of representations and warranties made to institutional investors.

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

	Assets	Liabilities	Net Assets
December 31, 2021
Total consolidated VIEs	$342,025	$49,314	$292,711

	Assets	Liabilities	Net Assets
September 30, 2022
Total consolidated VIEs	$718,426	$271,931	$446,495

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following tables summarize the aggregate value of assets and liabilities of unconsolidated VIEs in which the Company holds a variable interest but is not the primary beneficiary:

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
December 31, 2021
Securitizations and other	$217,321	$160,248	$57,073	$15,503

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
September 30, 2022
Securitizations and other	$89,796	$59,323	$30,473	$10,437

The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $8.3 million and $3.5 million of securitization notes and residual certificates which are included in other assets on the condensed consolidated balance sheets as of December 31, 2021 and September 30, 2022, respectively. The Company also had $7.2 million and $7.0 million of cash deposits made to reserve accounts for related securitizations, included in other assets on the condensed consolidated balance sheets as of December 31, 2021 and September 30, 2022, respectively.

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

 4.    Fair Value Measurement

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents assets and liabilities measured at fair value and categorized as Level 3 in the fair value hierarchy:

	December 31,	September 30,
	2021	2022
Assets
Loans	$252,477	$700,455
Notes receivable and residual certificates	8,288	3,459
Loan servicing assets	18,388	37,037
Total assets	$279,153	$740,951
Liabilities
Loan servicing liabilities	$8,780	$4,810
Trailing fee liabilities	4,315	5,201
Total liabilities	$13,095	$10,011

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
Loans

Loans included in the Company’s condensed consolidated balance sheets are classified as either held-for-sale or held-for-investment based on the Company’s intent and ability to sell the loans prior to maturity. From time to time the Company transfers loans between classifications based on changes in the Company’s intent. As of December 31, 2021, $142.7 million and $109.8 million of loans held on the Company’s condensed consolidated balance sheets were classified as held-for-sale and held-for-investment, respectively. As of September 30, 2022, $647.2 million and $53.3 million of loans held on the Company’s condensed consolidated balance sheets were classified as held-for-sale and held-for-investment, respectively.
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

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-investment and held-for-sale:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31, 2021			September 30, 2022
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	3.42%	16.49%	7.29%	5.90%	20.88%	10.80%
Credit risk rate (1)	0.08%	55.79%	17.98%	0.01%	93.09%	17.40%
Prepayment rate (1)	8.70%	88.12%	40.35%	0.14%	93.43%	39.47%
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

Significant Recurring Level 3 Fair Value Input Sensitivity

The following table presents the sensitivity of the loans held-for-sale and held-for-investment to adverse changes in key assumptions used in the valuation model as of December 31, 2021 and September 30, 2022, respectively.

	December 31,	September 30,
	2021	2022
Fair value of loans	$252,477	$700,455
Discount rates
100 basis point increase	(3,392)	(8,482)
200 basis point increase	(6,709)	(16,793)
Expected credit loss rates on underlying loans
10% adverse change	(3,959)	(8,691)
20% adverse change	(7,927)	(17,386)
Expected prepayment rates
10% adverse change	(239)	(1,638)
20% adverse change	(512)	(3,277)

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Rollforward of Level 3 Fair Values

The following tables include a rollforward of the loans classified within Level 3 of the fair value hierarchy:

	Loans Held-for- Sale	Loans Held-for-Investment	Total
Fair value at June 30, 2021	$26,741	$55,570	$82,311
Purchases of loans	41,994	50,190	92,184
Sale of loans	(34,429)	—	(34,429)
Purchase of loans for immediate resale	2,458,757	—	2,458,757
Immediate resale	(2,458,757)	—	(2,458,757)
Repayments received	(1,831)	(6,125)	(7,956)
Changes in fair value recorded in earnings	(1,313)	(1,576)	(2,889)
Other changes	46	358	404
Fair value at September 30, 2021	$31,208	$98,417	$129,625

	Loans Held-for- Sale	Loans Held-for-Investment	Total
Fair value at December 31, 2020	$60,232	$18,228	$78,460
Reclassification of loans	(26)	26	—
Purchases of loans	80,305	92,738	173,043
Sale of loans	(101,330)	—	(101,330)
Purchase of loans for immediate resale	5,872,988	—	5,872,988
Immediate resale	(5,872,988)	—	(5,872,988)
Repayments received	(6,867)	(12,253)	(19,120)
Changes in fair value recorded in earnings	(961)	(960)	(1,921)
Other changes	(145)	638	493
Fair value at September 30, 2021	$31,208	$98,417	$129,625

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for- Sale	Loans Held-for-Investment	Total
Fair value at June 30, 2022	$605,319	$18,444	$623,763
Purchases of loans	333,779	41,402	375,181
Sale of loans	(232,302)	—	(232,302)
Purchase of loans for immediate resale	722,080	—	722,080
Immediate resale	(722,080)	—	(722,080)
Repayments received	(43,748)	(2,699)	(46,447)
Changes in fair value recorded in earnings	(16,499)	(4,560)	(21,059)
Other changes	629	690	1,319
Fair value at September 30, 2022	$647,178	$53,277	$700,455

	Loans Held-for- Sale	Loans Held-for-Investment	Total
Fair value at December 31, 2021	$142,685	$109,792	$252,477
Reclassification of loans from HFS to HFI	103,679	(103,679)	—
Purchases of loans	1,459,544	55,278	1,514,822
Sale of loans	(866,984)	—	(866,984)
Purchase of loans for immediate resale	5,519,116	—	5,519,116
Immediate resale	(5,519,116)	—	(5,519,116)
Repayments received	(128,023)	(3,737)	(131,760)
Changes in fair value recorded in earnings	(68,329)	(5,047)	(73,376)
Other changes	4,606	670	5,276
Fair value at September 30, 2022	$647,178	$53,277	$700,455
The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the condensed consolidated balance sheets:

	Loans		Loans > 90 Days Past Due
	December 31,	September 30,	December 31,	September 30,
	2021	2022	2021	2022
Outstanding principal balance	$277,228	$785,856	$1,979	$8,801
Net fair value and accrued interest adjustments	(24,751)	(85,401)	(1,692)	(7,056)
Fair value(1)	$252,477	$700,455	$287	$1,745
_________
(1)     Includes $50.1 million and $394.1 million of auto loans as of December 31, 2021 and September 30, 2022, respectively, of which an immaterial amount is 90 days or more past due for each period presented.

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
Assets related to Securitization Transactions

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

As of December 31, 2021 and September 30, 2022, the Company held notes receivable and residual certificates with an aggregate fair value of $8.3 million and $3.5 million, respectively, within other assets on the Company’s condensed consolidated balance sheets. The balances consist of securitization notes and residual certificates corresponding to the 5% economic risk retention the Company is required to maintain as the retaining sponsor of the unconsolidated securitizations.
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements of assets related to securitization transactions:

	December 31, 2021			September 30, 2022
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Notes receivable and residual certificates
Discount rate	4.96%	15.72%	6.78%	5.79%	20.35%	11.21%
Credit risk rate (1)	0.04%	50.69%	18.47%	0.81%	50.69%	18.73%
Prepayment rate (1)	15.60%	36.08%	27.82%	15.60%	35.03%	28.03%
_________
(1)Expressed as a percentage of the original principal balance of the loans underlying the financial instruments
(2)Unobservable inputs were weighted by relative fair value

Significant Recurring Level 3 Fair Value Input Sensitivity

The securities issued in the securitization transactions are senior or subordinated based on the waterfall criteria of loan payments to each security class, with the residual interest (the “residual certificates”) issued being the first to absorb credit losses in accordance with the waterfall criteria. Accordingly, the residual certificates are the most sensitive to adverse changes in credit risk rates. Depending on the specific securitization, a hypothetical increase in the credit risk rate of 10% to 20% would result in significant decreases in the fair value of the residual certificates. On average, a hypothetical increase in the credit risk rate under a discounted cash flow methodology of 20% would result in a 8% decrease in the fair value of the residual certificates as of September 30, 2022. The remaining classes of securities, with the exception of those in 2018-2, are all overcollateralized such that changes in credit risk rates are not expected to have significant impacts on their fair values.

The fair value of the securities is also sensitive to adverse changes in discount rates, which represent estimates of the rates of return that institutional investors would require when investing in financial instruments with similar risk and return characteristics. On average, a hypothetical 100 basis point increase in discount rates results in a decrease in fair value of the securities (including securitization notes and residual certificates) of 0.69% and 0.57% as of December 31, 2021 and September 30, 2022, respectively. On average, a hypothetical 200 basis point increase in discount rates results in a decrease in fair value of securitization notes and residual certificates of 1.37% and 1.13% as of December 31, 2021 and September 30, 2022, respectively.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The fair value of securitization notes and residual certificates are not sensitive to adverse changes in expected prepayment rates as such changes would not result in a significant impact on the fair value as of December 31, 2021 and September 30, 2022.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of the notes receivable and residual certificates related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy:

Notes Receivable and Residual Certificates
Fair value at June 30, 2021	$12,995
Repayments and settlements	(2,766)
Changes in fair value recorded in earnings	260
Fair value at September 30, 2021	$10,489

Notes Receivable and Residual Certificates
Fair value at December 31, 2020	$19,074
Repayments and settlements	(9,115)
Changes in fair value recorded in earnings	530
Fair value at September 30, 2021	$10,489

Notes Receivable and Residual Certificates
Fair value at June 30, 2022	$4,698
Repayments and settlements	(1,596)
Changes in fair value recorded in earnings	357
Fair value at September 30, 2022	$3,459

Notes Receivable and Residual Certificates
Fair value at December 31, 2021	$8,288
Repayments and settlements	(5,508)
Changes in fair value recorded in earnings	679
Fair value at September 30, 2022	$3,459
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2021			September 30, 2022
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	13.00%	20.00%	17.69%	13.00%	20.00%	17.32%
Credit risk rate (1)	0.03%	52.78%	18.36%	0.03%	91.58%	16.76%
Market-servicing rate (3)(4)(5)	0.62%	3.73%	0.62%	0.62%	3.73%	0.62%
Prepayment rate (1)	5.99%	91.43%	36.39%	0.28%	91.99%	40.73%
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
Significant Recurring Level 3 Fair Value Input Sensitivity

The following table presents the fair value sensitivity of loan servicing assets and liabilities to adverse changes in key assumptions. The fair value of loan servicing assets and liabilities is not sensitive to adverse changes in discount rates and prepayment rates as such changes would not result in a significant impact on the fair value as of December 31, 2021 and September 30, 2022, respectively.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31,	September 30,
	2021	2022
Fair value of loan servicing assets	$18,388	$37,037
Expected market-servicing rates
10% market-servicing rates increase	(5,539)	(10,505)
20% market-servicing rates increase	(11,002)	(20,976)

	December 31,	September 30,
	2021	2022
Fair value of loan servicing liabilities	$8,780	$4,810
Expected market-servicing rates
10% market-servicing rates increase	5,357	2,836
20% market-servicing rates increase	10,788	5,712

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the loan servicing assets and liabilities classified by the Company within Level 3 of the fair value hierarchy:

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at June 30, 2021	$15,450	$11,883
Sale of loans	4,904	2,783
Changes in fair value recorded in earnings	(7,974)	(7,478)
Fair value at September 30, 2021	$12,380	$7,188

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2020	$6,831	$8,254
Sale of loans	14,833	10,610
Changes in fair value recorded in earnings	(9,284)	(11,676)
Fair value at September 30, 2021	$12,380	$7,188

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at June 30, 2022	$35,171	$6,366
Sale of loans	6,048	9
Changes in fair value recorded in earnings	(4,182)	(1,565)
Fair value at September 30, 2022	$37,037	$4,810

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2021	$18,388	$8,780
Sale of loans	26,066	2,296
Changes in fair value recorded in earnings	(7,417)	(6,266)
Fair value at September 30, 2022	$37,037	$4,810
Trailing Fee Liabilities

The Company pays certain bank partners monthly trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Significant inputs used for estimating the fair value of trailing fee liabilities included discount rates of 3.42% to 16.49% and credit risk rates of 0.08% to 55.79% as of December 31, 2021 and discount rates of 5.90% to 20.88% and credit risk rates of 0.01% to 93.09% as of September 30, 2022.

The fair value sensitivity of trailing fee liabilities to adverse changes in key assumptions would not result in a material impact on the Company’s financial position.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of trailing fee liabilities classified by the Company within Level 3 of the fair value hierarchy:

Trailing Fee Liabilities
Fair value at June 30, 2021	$2,513
Issuances	1,148
Repayments and settlements	(350)
Changes in fair value recorded in earnings	23
Fair value at September 30, 2021	$3,334

Trailing Fee Liabilities
Fair value at December 31, 2020	$1,276
Issuances	2,753
Repayments and settlements	(766)
Changes in fair value recorded in earnings	71
Fair value at September 30, 2021	$3,334

Trailing Fee Liabilities
Fair value at June 30, 2022	$5,446
Issuances	618
Repayments and settlements	(816)
Changes in fair value recorded in earnings	(47)
Fair value at September 30, 2022	$5,201

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Trailing Fee Liabilities
Fair value at December 31, 2021	$4,315
Issuances	3,404
Repayments and settlements	(2,211)
Changes in fair value recorded in earnings	(307)
Fair value at September 30, 2022	$5,201

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

The Company recognized acquisition-related costs of $1.2 million in the nine months ended September 30, 2021, which are included in the general and administrative expense in the condensed consolidated statement of operations and comprehensive income (loss). No acquisition-related costs were incurred during the nine months ended September 30, 2022.

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

We have included the financial results of the acquired business in our condensed consolidated financial statements from the date of acquisition. These revenues and expenses were immaterial for the three and nine months ended September 30, 2021. Pro forma results of operations have not been presented because the effects of this acquisition were not material to our financial results.

 6.    Goodwill and Intangible Assets

Goodwill

During the nine months ended September 30, 2022, there were no changes in the carrying amount of goodwill of $67.1 million on the Company’s condensed consolidated balance sheets.

Intangible Assets

Acquired intangible assets subject to amortization are as follows:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (Years)
Developed technology	$9,400	$4,700	$4,700	1.5
Customer relationships	13,700	1,713	11,987	10.5
	$23,100	$6,413	$16,687

Amortization expense was $1.1 million and $2.2 million for the three and nine months ended September 30, 2021, respectively, and was $1.1 million and $3.2 million for the three and nine months ended September 30, 2022, respectively.

Expected future amortization expense for intangible assets as of September 30, 2022 is as follows:

Fiscal Years:
Remaining 2022	$1,068
2023	4,275
2024	1,925
2025	1,142
2026	1,142
Thereafter	7,135
Total	$16,687

 7.    Balance Sheet Components
Other Assets

Other assets consisted of the following:

	December 31,	September 30,
	2021	2022
Servicing fees and other receivables	$55,518	$49,878
Loan servicing assets (at fair value)	18,388	37,037
Prepaid expenses	30,012	23,564
Other assets	8,809	8,968
Deposits	8,377	8,796
Notes receivable and residual certificates (at fair value)	8,288	3,459
Total other assets	$129,392	$131,702

Servicing fees and other receivables represent amounts recognized as revenue but not yet collected in relation to servicing and other agreements with institutional investors and bank partners.
Property, Equipment, and Software, Net

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Property, equipment, and software, net consisted of the following:

	December 31,	September 30,
	2021	2022
Internally developed software	$17,735	$33,124
Leasehold improvements	7,450	12,145
Computer and networking equipment	3,796	6,049
Furniture and fixtures	3,199	4,246
Total property, equipment, and software	32,180	55,564
Accumulated depreciation and amortization	(7,921)	(14,574)
Total property, equipment, and software, net	$24,259	$40,990

For the three and nine months ended September 30, 2021, depreciation and amortization expense on property, equipment, and software was $1.0 million and $2.7 million, respectively, and $2.7 million and $6.7 million for the three and nine months ended September 30, 2022, respectively. Capitalized internally developed software balances, net of accumulated amortization, were $13.5 million and $24.6 million as of December 31, 2021 and September 30, 2022, respectively.
Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,	September 30,
	2021	2022
Accrued expenses	$48,207	$30,598
Accrued payroll	37,293	19,168
Other liabilities	4,823	13,870
Trailing fee liability (at fair value)	4,315	5,201
Loan servicing liabilities (at fair value)	8,780	4,810
Total accrued expenses and other liabilities	$103,418	$73,647

 8.    Borrowings

The following table presents the aggregate principal outstanding of all loans mentioned in this note that are included in the condensed consolidated balance sheets:

	Borrowings
	December 31,	September 30,
	2021	2022
Warehouse credit facilities	$48,030	$269,728
Risk retention funding loan	507	—
Convertible senior notes	661,250	661,250
Total payments due	709,787	930,978
Unamortized debt discount	(14,355)	(12,061)
Total borrowings	$695,432	$918,917

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Warehouse Credit Facilities
Upstart Loan Trust Credit Facility

In November 2015, the Company’s consolidated VIE, Upstart Loan Trust (“ULT”), entered into a revolving credit and security agreement with a third-party lender (the “ULT Warehouse Credit Facility”). The credit and security agreement for the ULT Warehouse Credit Facility was amended and restated in its entirety in May 2020 and has been further amended from time to time. Under the revolving credit and security agreement, as amended from time to time, the ULT Warehouse Credit Facility provides an aggregate of $175.0 million financing capacity of which $100.0 million is committed and $75.0 million is uncommitted. ULT may borrow up to this capacity until the earlier of June 15, 2023 or the occurrence of an accelerated amortization event. Accelerated amortization events include, but is not limited to, failure to satisfy certain loan performance metrics or the occurrence of an event of default. The proceeds may only be used to purchase unsecured personal loans and to pay fees and expenses related to the credit facility. The ULT Warehouse Credit Facility matures on the earlier of June 15, 2024 or acceleration of the facility following an event of default, upon which date 100% of the outstanding principal amount, together with any accrued and unpaid interest, becomes due and payable. The ULT Warehouse Credit Facility bears a floating interest rate of Compounded Secured Overnight Financing Rate (“SOFR”) plus a spread ranging from 1.90% to 3.28% per annum, due and payable monthly in arrears. The Company is also subject to a monthly unused fee ranging from 0.20% to 1.00% per annum on the undrawn balance. The maximum advance rate under the ULT Warehouse Credit Facility on outstanding principal of loans held by ULT was 85% as of December 31, 2021 and 72.5% as of September 30, 2022.

The ULT Warehouse Credit Facility contains certain financial covenants. As of December 31, 2021 and September 30, 2022, ULT was in compliance with all applicable covenants under the ULT Warehouse Credit Facility. The creditors of ULT have no recourse to the general credit of the Company, except for certain limited obligations of ULT to its creditors that are guaranteed by the Company. The Company does not guarantee the credit performance of the loans owned by ULT, and the loans and other assets owned by ULT are not available to settle the claims of creditors of the Company.

The following table includes the aggregate balances held by ULT that were pledged as collateral for the ULT Warehouse Credit Facility and included in loans at fair value and restricted cash in the condensed consolidated balance sheets:

	ULT Warehouse Credit Facility
	December 31, 2021	September 30, 2022
Outstanding borrowings	$48,030	$100,523
Aggregate outstanding principal of loans pledged as collateral	76,865	147,221
Aggregate fair value of loans purchased and held by ULT	142,687	153,799
Restricted cash pledged as collateral	$76,256	$2,480
Upstart Auto Warehouse Trust Credit Facility

In December 2021, the Company’s consolidated VIE, Upstart Auto Warehouse Trust (“UAWT”), entered into a revolving credit and security agreement with a third-party lender (the “UAWT Warehouse Credit Facility”). The credit and security agreement for the UAWT Warehouse Credit Facility was amended and restated in its entirety in August 2022. Under the revolving credit and security agreement, UAWT may borrow up to $200.0 million until the earlier of December 2022 or the occurrence of an accelerated amortization event. An accelerated amortization event includes, but is not limited to, failure to satisfy certain loan performance metrics or the occurrence of an event of default. The proceeds may only be used to purchase secured auto loans originated using Upstart’s platform and to

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

pay fees and expenses related to the credit facility. The UAWT Warehouse Credit Facility matures in December 2023. The entire amount of the outstanding principal and accrued interest and fees may be prepaid at any time without penalty. Borrowings under the UAWT Warehouse Credit Facility bears interest per annum at a rate equivalent to the weighted-average cost of commercial paper notes issued by the lender (the “UAWT Benchmark Rate”), plus a spread ranging from 2.2% to 3.5%. In the event the UAWT Benchmark Rate cannot be adequately ascertained or available, the UAWT Benchmark Rate will be replaced with an alternative rate such as SOFR. In addition, the UAWT Warehouse Credit Facility is also subject to a monthly unused fee of 0.50% per annum on the undrawn balance. The maximum advance rate under the UAWT Auto Warehouse Trust Credit Facility on outstanding principal of loans held by UAWT was 82.5% as of December 31, 2021 and September 30, 2022.

The UAWT Warehouse Credit Facility contains certain financial covenants. As of December 31, 2021 and September 30, 2022, UAWT was in compliance with all applicable covenants under the UAWT Warehouse Credit Facility. The creditors of UAWT have no recourse to the general credit of the Company, except for certain limited obligations of UAWT to its creditors that are guaranteed by the Company.

The following table includes the aggregate balances held by UAWT that were pledged as collateral for the UAWT Warehouse Credit Facility and included in loans at fair value and restricted cash in the condensed consolidated balance sheets as of September 30, 2022. The Company had no outstanding borrowings or loans owned by UAWT that were pledged as collateral under the UAWT Warehouse Credit Facility as of December 31, 2021.

UAWT Warehouse Credit Facility
September 30, 2022
Outstanding borrowings	$169,205
Aggregate outstanding principal of loans pledged as collateral	250,294
Aggregate fair value of loans purchased and held by UAWT	254,277
Restricted cash pledged as collateral	$874
Convertible Senior Notes

On August 20, 2021, the Company issued $661.3 million aggregate principal amount of 0.25% convertible senior notes due 2026 (“Notes”) pursuant to an indenture (the “Indenture”), (including the exercise in full of the initial purchasers’ option of an additional $86.3 million aggregate principal of additional notes) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the sale of the Notes were $645.5 million after deducting debt issuance costs. The estimated fair value of the Notes as of December 31, 2021 and September 30, 2022 was approximately $627.5 million and $374.3 million, respectively, which represent Level 2 valuations in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market. The carrying value of the Notes of December 31, 2021 and September 30, 2022 was $646.9 million and $649.2 million, respectively.

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

The Company accounted for the issuance of the Notes as a single liability at par as the conversion feature does not require bifurcation as a derivative under ASC 815 and the Notes were not issued at a substantial premium. Debt issuance costs related to the Notes totaled $15.7 million and consisted of underwriting fees and third-party offering costs, which are amortized to interest expense using the effective interest method over the contractual term. For the three and nine months ended September 30, 2022, the Company recorded immaterial coupon interest expense and amortization of debt issuance costs within other expense on the condensed consolidated statements of operations and comprehensive income (loss). The effective interest rate of the Notes is 0.7%.

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

The following table summarizes the aggregate amount of maturities of all borrowings as of September 30, 2022:

September 30, 2022
Remaining 2022	$—
2023	169,205
2024	100,523
2025	—
2026	661,250
2027	—
Total	$930,978

 9.    Stockholders' Equity
Common Stock Reserved for Future Issuance

The Company's amended and restated certificate of incorporation authorizes the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share. Shares of common stock reserved for issuance, on an as-converted basis, are as follows:

	December 31,	September 30,
	2021	2022
Options issued and outstanding	12,785,176	11,723,427
RSUs outstanding	1,508,615	4,679,719
PRSUs outstanding	—	687,500
Shares available for future issuance under 2020 plan	9,979,700	8,920,902
Shares available for issuance under ESPP	1,869,302	2,543,089
Total	26,142,793	28,554,637
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

The Company records share repurchases on the settlement date. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. The Company’s policy for share retirements is to allocate the excess between par value and the repurchase price, including costs and fees, to additional paid-in capital. During the nine months ended September 30, 2022, the Company repurchased, and subsequently retired, 4.4 million shares for $150.1 million at an average cost of $33.84 per share. As of September 30, 2022, $249.9 million remains available for future purchases of our common stock under the share repurchase program.
Equity Incentive Plan

The Company's 2020 Equity Incentive Plan authorizes grants of ISOs, NSOs, stock appreciation rights, restricted stock, RSUs, and performance awards to eligible participants.
Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2022:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2021	12,785,176	$10.23	6.8	$1,803,812
Options granted	1,253,496	46.63
Options exercised	(2,074,763)	5.19
Options cancelled and forfeited	(240,482)	25.79
Balances at September 30, 2022	11,723,427	14.70	6.4	151,680
Options exercisable – September 30, 2022	7,590,584	4.96	5.3	124,319
Options vested and expected to vest – September 30, 2022	11,663,853	$14.37	6.4	$151,478

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of September 30, 2022. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2021 and 2022, was $873.9 million and $151.7 million, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2021 and 2022, was $61.97, and $23.29 per share, respectively. The weighted-average fair value of options assumed in connection with an acquisition was $74.84 per share for the nine months ended September 30, 2021. The total fair value of options vested for the nine months ended September 30, 2021 and 2022, was $16.7 million, and $17.3 million, respectively.

As of September 30, 2022, total unrecognized stock-based compensation expense related to unvested stock options was $58.9 million, which is expected to be recognized over a remaining weighted-average period of 1.9 years.

In May 2021, the Company amended an employee stock option agreement which resulted in a modification of the vesting of a certain number of option shares. The Company valued the amended stock options as of the modification date. Based on the Black-Scholes option pricing model, incremental stock-based compensation expense of $4.4 million resulting from the modification was recognized during the nine months ended September 30, 2021.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Restricted Stock Units

The Company grants RSUs to employees and nonemployees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over one to four years. The following table summarizes RSU activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	1,508,615	$140.10
RSUs granted	3,778,851	47.64
RSUs vested	(368,604)	130.64
RSUs cancelled and forfeited	(239,143)	114.46
Unvested at September 30, 2022	4,679,719	$67.50

As of September 30, 2022, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $271.9 million, which is expected to be recognized over a remaining weighted-average period of 2.5 years.
Restricted Stock

In connection with the Prodigy acquisition in April 2021, 82,201 shares of the Company’s restricted stock were issued to certain Prodigy employees. The restricted stock is subject to restrictions which lapse on a quarterly basis over two years. Refer to “Note 5. Acquisitions” for further information.

The following table summarized Restricted Stock activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	61,651	$121.65
Vested	30,825	121.65
Unvested at September 30, 2022	30,826	$121.65

As of September 30, 2022, total unrecognized stock-based compensation expense related to restricted stock was $2.6 million, which is expected to be recognized over a remaining weighted-average period of 0.6 years.

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

Compensation expense associated with the PRSUs is recognized using the straight-line attribution method for each of the nine vesting tranches over the respective derived service period. The weighted-average grant date fair value using the Monte Carlo simulation was $68.76 per share. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether these conditions will be achieved or not, and stock-based compensation expense for any such awards is not reversed if the market condition is not met. As of September 30, 2022, total unrecognized stock-based compensation expense related to outstanding unvested PRSUs was $41.9 million, which is expected to be recognized over a remaining weighted-average period of 4.9 years.
2020 Employee Stock Purchase Plan

Our ESPP provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on the exercise date. During the nine months ended September 30, 2022, 162,796 shares of common stock were purchased under the ESPP.

As of September 30, 2022, total unrecognized stock-based compensation expense related to the ESPP was immaterial.

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

Dividends–The Company has never paid dividends on its common stock and does not anticipate paying dividends on common stock for the foreseeable future. Therefore, the Company uses an expected dividend yield of zero.

The following assumptions were used to estimate the fair value of options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Expected term (in years)	5.8 – 6.7	5.1 – 6.1	5.3 – 6.9	5.1 – 7.0
Expected volatility	63.03% – 63.53%	49.66% – 50.73%	63.03% – 65.01%	47.58% – 50.73%
Risk-free interest rate	0.93% – 0.93%	3.28% – 4.02%	0.62% – 1.14%	1.70% – 4.02%
Dividend yield	—%	—%	—%	—%

The following assumptions were used to estimate the fair value of the February 2022 PRSUs granted:

Expected term (in years)	6.9
Expected volatility	48.43%
Risk-free interest rate	1.89%
Dividend yield	—%

The following assumptions were used to estimate the fair value of ESPP purchase rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Expected term (in years)	0.5	0.5	0.5 – 0.6	0.5
Expected volatility	152.95%	179.35%	61.65% – 152.95%	91.98% – 179.35%
Risk-free interest rate	0.05%	3.13%	0.05% – 0.09%	0.72% – 3.13%
Dividend yield	—%	—%	—%	—%
Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its condensed consolidated statements of operations and comprehensive income (loss) for employees and nonemployees:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Sales and marketing	$1,771	$3,028	$3,951	$7,890
Customer operations	1,938	2,682	4,314	6,386
Engineering and product development	10,273	21,726	27,052	53,254
General, administrative, and other	6,335	9,220	14,808	24,505
Total	$20,317	$36,656	$50,125	$92,035

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

As of September 30, 2022, future minimum lease payments are as follows:

Operating Leases
Remaining 2022	$3,235
2023	14,741
2024	16,574
2025	17,050
2026	17,546
Thereafter	51,954
Total undiscounted lease payments	121,100
Less: Tenant improvement receivables	(4,800)
Less: Present value adjustment	(16,882)
Operating lease liabilities	$99,418

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Rent expense	$1,772	$3,961	$4,767	$11,837
Variable lease payments	$454	$936	$1,115	$2,724

Supplemental cash flow and non-cash information related to the Company’s operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Cash paid for amounts included in the measurement of lease liabilities	$1,147	$3,197	$3,279	$7,967
Total right-of-use assets capitalized	$55,149	$—	$55,149	$—

Supplemental balance sheet information related to the Company’s operating leases was as follows:

September 30,
2022
Weighted-average remaining lease term (in years)	7.49
Weighted-average discount rate	3.84%

 11.    Commitments and Contingencies
Commitments

The Company has loan purchase obligations under the Company’s loan agreements with certain bank partners. These bank partners retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the conclusion of the required holding period. As of December 31, 2021 and September 30, 2022, the total loan purchase commitment included outstanding principal balance of $111.3 million and $59.8 million, respectively.

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

From time to time the Company is subject to, and it is presently involved in, various litigation and legal proceedings arising from the ordinary course of business activities the outcome of which the Company cannot reasonably determine. Other than the class actions described below, the Company does not believe that it is presently a party to any litigation of which the outcome would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. As of December 31, 2021 and September 30, 2022, no loss contingency has been recorded in connection with legal proceedings.

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

The maximum potential amount of future payments associated under this obligation is the outstanding balances of the loans sold to the investors, which at December 31, 2021 and September 30, 2022 is $12,905.5 million and $16,379.6 million, respectively. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial. The Company has recorded contingent liabilities as of December 31, 2021 and September 30, 2022 of immaterial amounts to cover estimated future obligations related to these contractual terms. These amounts are included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.
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

On July 26, 2022, an additional lawsuit was filed in United States District Court, Southern District of Ohio, captioned Crain v. Upstart Holdings, Inc. et al., Case No. 2:22-cv-02935-ALM-EPD (S.D. Ohio) against the Company, the Company’s Chief Executive Officer, and Chief Financial Officer. The Crain lawsuit makes allegations similar to those in the Handelsbanken Fonder action and alleges that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Crain lawsuit claims unspecified damages and legal fees. On August 16, 2022, the court appointed a lead plaintiff and approved lead counsel in the Crain action. Under the current scheduling order, the lead plaintiff will file a consolidated amended complaint on or before November 14, 2022, and defendants will file a motion to dismiss on or before January 13, 2023.

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

On October 7, 2022, a second derivative lawsuit was filed in United States District Court, Southern District of Ohio, captioned Chung v. Huber et al., No. 2:22-cv-03620-MHW-CMV (S.D. Ohio). The Chung action includes allegations similar to those in the OConnor complaint, and names as defendants each of the Company’s current board members, a former board member, and its Chief Financial Officer. The Company is named as a nominal defendant. The Chung action includes claims for violation of Section 10(b), 14(a), and 21D of the Exchange Act, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The Chung action seeks unspecified monetary damages, restitution, and attorney’s fees and costs from the individual defendants. It also seeks corporate governance and internal procedure modifications.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 12.    Income Taxes

The Company’s effective tax rates for the three and nine months ended September 30, 2021 and 2022, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
(Benefit) provision for income taxes	$(1,268)	$12	$(2,035)	$55
Effective tax rate	(4.55)%	(0.02)%	(2.73)%	(0.10)%

The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising during the period. The increase in the effective tax rate for the three and nine months ended September 30, 2022 was primarily driven by an increase in the Company's state tax liabilities in 2022. Compared to the same periods in 2021, the Company’s effective tax rate in 2022 has normalized from a partial valuation allowance release driven by an acquisition that occurred during the three months ended June 30, 2021 and a net 2021 tax expense decrease in separate filings state jurisdictions. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowance on the Company’s deferred tax assets as it is more likely than not that some or all of these deferred tax assets will not be realized.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Numerator:
Net income (loss)	$29,113	$(56,223)	$76,499	$(53,402)
Denominator:
Weighted-average common shares outstanding used to calculate net income (loss) per share, basic	79,392,600	81,672,099	76,586,395	83,236,131
Weighted-average effect of dilutive securities	16,664,610	—	17,578,930	—
Weighted-average common shares outstanding used to calculate net income (loss) per share, diluted	96,057,210	81,672,099	94,165,325	83,236,131

Net income (loss) per share, basic	$0.37	$(0.69)	$1.00	$(0.64)
Net income (loss) per share, diluted	$0.30	$(0.69)	$0.81	$(0.64)

The following securities were excluded from the computation of diluted net income (loss) per share for the periods presented, because including them would have been anti-dilutive. These amounts represent the number of instruments outstanding at the end of each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Options to purchase common stock	5,310	11,723,427	501,476	11,723,427
Unvested RSUs	214,481	4,679,719	896,131	4,679,719
Unvested PRSUs	—	687,500	—	687,500
Purchase rights committed under the ESPP	27,746	109,198	27,746	109,198
Convertible debt	2,318,078	2,318,078	2,318,078	2,318,078
Total	2,565,615	19,517,922	3,743,431	19,517,922

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

Our bank partners can retain loans that align with their business and risk objectives. For loans that are not retained by our bank partners, we help diversify the funding of these loans to a broad base of institutional investors that invest in Upstart-powered loans. In the nine months ended September 30, 2022, 28% of the loans funded through our platform were retained by originating banks, 65% of loans were purchased by institutional investors through our loan funding programs and the remaining 7% were funded through our balance sheet. Over the last few years, the percentage of loans funded through our balance sheet has generally decreased, while the percentage of loans purchased by institutional investors has generally increased. However, in 2022, we have increased the percentage of loans retained by Upstart. Most of these loans are R&D Loans that we hold on our balance sheet for research and development purposes, including to test and evaluate the accuracy of our AI models for these loans. R&D Loans are primarily our auto refinance and auto retail loan products, personal loan products issued to new categories of borrowers, and other new unsecured loan products. R&D Loans are not yet part of our established capital markets programs or other loan funding programs with institutional investors.

Further, in order to address recent funding constraints for our personal loans, Upstart has utilized its balance sheet to support short-term funding requirements of loans that would otherwise be purchased and held by institutional investors or securitized. While our long-term plan is to bring more committed capital from third parties to our marketplace, in the meantime, we expect to continue contributing our own capital towards funding Upstart-powered loans.
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

While the credit performance of Upstart-powered loans can be impacted by a variety of macroeconomic and other factors, we consider credit performance to be one of the most important measures of the effectiveness of our AI models. We focus on credit performance compared to the expectations of our bank partners or institutional investors at the time of origination. Since 2018 through to the end of 2021, all quarterly vintages of loans retained by our bank partners, to date are currently forecasted to meet or exceed the target returns set at the time of loan origination. For loans purchased by institutional investors, all vintages from 2018 through 2020 are forecasted to deliver returns at or in excess of the targets such institutional investors were expecting to receive, while our 2021 and early 2022 vintages have underperformed relative to target returns.

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

Impact of Macroeconomic Environment

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
In an economic downturn, we believe consumer lending will generally contract. Bank partners and institutional investors will generally require higher rates of return, which in turn increases the interest rates offered to borrowers, leading to lower borrower demand. Macroeconomic factors can also cause fluctuations of available capital in our lending marketplace due to shifts in the risk preferences of our bank partners and institutional investors. We expect these dynamics would generally invert in an economic upswing.

Loan funding provided by institutional investors was constrained in the second quarter of 2022 and has remained constrained, largely due to concerns about the macroeconomic environment. In response to inflationary pressure, the U.S. Federal Reserve has raised, and may continue to raise, interest rates, leading to more expensive loan offers across borrower categories. At the same time, macroeconomic uncertainty had generally made institutional investors more cautious and caused them to reduce the amount of capital available to fund Upstart-powered loans. As a result, in the third quarter of 2022, our Transaction Volume, Dollars decreased by 44% in comparison to the second quarter of 2022.

Further, several of our bank partners have paused or reduced loan originations in order to limit their exposure in the current macroeconomic environment. In order to create greater stability for our business, we are planning to secure committed capital from bank partners and institutional investors that will contribute loan funding consistently throughout macroeconomic cycles. In the interim period, we expect to utilize our balance sheet to support short-term loan funding requirements. While our goal remains to operate as a marketplace for credit, we will continue to leverage our balance sheet in the short term as we evaluate opportunities to implement a committed capital structure.

In addition, the COVID-19 pandemic has had, and continues to have, a significant impact on the U.S. economy and markets in which we operate. Starting in the second half of March 2020, the COVID-19 pandemic impacted origination volumes on our platform. The rapid rise in unemployment in the United States led to a reduction in originations by bank partners and a temporary pause in loan funding from institutional investors and capital markets. The level of government assistance that was made available to consumers starting in the second quarter of 2020 was unprecedented, driving significant reduction in loan default rates and resulting in strong credit performance of Upstart-powered loans from the second quarter of 2020 through the third quarter of 2021. Since then, most government assistance programs have expired, which has led to the credit risk of borrowers who benefited from these government assistance programs surpassing pre-pandemic levels and led to borrower default rates above historical norms.

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

We have adjusted our AI models by incorporating different types of economic data, such as unemployment levels and inflation rates, that we receive from third party sources. These adjustments impact interest rates for loans offered on our platform and, as a result, affect borrower acceptance rates of these loans. Recently, this resulted in higher interest rates for the loans being offered through our platform and lower borrower acceptance rates of such loans. But while these economic data help our AI models take into account the current macroeconomic environment, we focus on the ability of our AI models to separate high and low risk borrowers which demonstrates the resilience in the performance of our AI models and Upstart-powered loans during downward shifts in economic cycles relative to general consumer credit. If we do it successfully, it could strengthen our competitive positioning when we emerge from such downturns.

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
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction. The following presents our key operating and financial metrics:

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Transaction Volume, Dollars	$3,129,652	$1,850,521	$7,653,314	$9,662,244
Transaction Volume, Number of Loans	362,780	188,519	819,386	975,194
Conversion Rate	23.0%	9.7%	23.3%	14.9%
Percentage of Loans Fully Automated	67%	75%	69%	74%

Contribution Profit(1)	$95,913	$96,012	$248,397	$364,783
Contribution Margin(1)	46%	54%	48%	49%
Adjusted EBITDA(1)	$59,139	$(14,358)	$140,940	$53,744
Adjusted EBITDA Margin(1)	26%	(9)%	26%	8%
Adjusted Net Income (Loss)(1)	$57,446	$(19,266)	$137,184	$40,319
Adjusted Net Income (Loss) Per Share:
Basic(1)	$0.72	$(0.24)	$1.79	$0.48
Diluted(1)	$0.60	$(0.24)	$1.46	$0.43
_______
(1)Represents a non-GAAP financial measure. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for further information.
Transaction Volume

We define Transaction Volume, Dollars as the total principal of loans transacted on our platform between a borrower and the originating bank during the period presented. We define Transaction Volume, Number of Loans as the number of loans facilitated on our platform between a borrower and the originating bank during the period presented. Transaction Volume is primarily driven by improvements in our AI models and technology, including our ability to streamline and automate the loan application and origination process. Increases in Transaction Volume are dependent on our loan funding programs having sufficient access to capital. Decreases in the availability of funding due to factors such as volatility in the capital markets and macroeconomic conditions will generally cause a decline in Transaction Volume. Transaction Volume can also be driven by borrower acceptance rates and their sensitivity to the interest rates offered through our platform. We believe these metrics are good proxies for our overall scale and reach as a marketplace.
Conversion Rate

We define Conversion Rate as the Transaction Volume, Number of Loans in a period divided by the number of rate inquiries received that we estimate to be legitimate, which we record when a borrower requests a loan offer on our platform. We track this metric to understand the impact of improvements to the efficiency of our borrower funnel on our overall growth. Historically, our Conversion Rate has benefited from improvements to our technology, which have made our evaluation of risk more accurate and our verification process more automated, or from the addition of bank partners that have made our offers more competitive. However, our Conversion Rate can be impacted by a variety of internal factors such as changes in the amount of origination fees that we charge or changes in the rate of returns we target for our bank partners and loan investors. External factors, including shifts in macroeconomic conditions, also impact our Conversion Rate. For example, as the U.S. Federal Reserve raises interest rates, the average interest rates charged to borrowers for Upstart-powered loans also increase, which results in decreases to our Conversion Rate. Our ability to continue to improve our Conversion Rate depends in part on our ability to continue to improve our AI models and Percentage of Loans Fully Automated and the mix of marketing channels in any given period.
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

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenue from fees, net	210,421	179,348	513,888	751,675
Borrower acquisition costs(1)	(87,107)	(46,014)	(204,162)	(263,113)
Borrower verification and servicing costs(2)	(27,401)	(37,322)	(61,329)	(123,779)
Total direct expenses	(114,508)	(83,336)	(265,491)	(386,892)
Contribution Profit	$95,913	$96,012	$248,397	$364,783
Contribution Margin	46%	54%	48%	49%
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

We define Adjusted Net Income (Loss) as net income (loss) exclusive of stock-based compensation expense and certain payroll tax expenses and acquisition-related costs. Adjusted Net Income (Loss) Per Share is calculated by dividing Adjusted Net Income (Loss) Per Share by the weighted-average common shares outstanding. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Share.

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
Sales and Marketing

Sales and marketing expenses primarily consist of costs incurred across various advertising channels, including expenses for partnerships with third parties providing borrower referrals, direct mail and digital

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
advertising campaigns, as well as other expenses associated with building overall brand awareness and experiential marketing costs. Sales and marketing expenses also include payroll and other personnel-related costs, including stock-based compensation expense. These costs are recognized in the period incurred. We expect that our sales and marketing expenses will generally increase in absolute dollars and may fluctuate as a percentage of our total revenue from period to period as we hire additional sales and marketing personnel, increase our marketing activities and build greater brand awareness.
Customer Operations

Customer operations expenses include payroll and other personnel-related expenses, including stock-based compensation expense, for personnel engaged in borrower onboarding, loan servicing, customer support and other operational teams. These costs also include systems, third-party services and tools we use as part of loan servicing, information verification, fraud detection and payment processing activities. These costs are recognized in the period incurred. We expect that our customer operations expenses will increase in absolute dollars and may fluctuate as a percentage of our total revenue over time, as we expand our portfolio.
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
Other Income (Expense)

Other income (expense) primarily consists of a voluntary repayment during the nine months ended September 30, 2021 of funds received under the Paycheck Protection Program. During the nine months ended September 30, 2022 other income (expense) primarily consists of dividend income, interest expense on our convertible notes, charitable donations, and government grants.
Results of Operations

The following table summarizes our historical consolidated statements of operations data:

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2022		2021	2022
Revenue:
Revenue from fees, net	$210,421	$179,348		$513,888	$751,675
Interest income and fair value adjustments, net	18,029	(22,115)		29,853	(56,144)
Total revenue	228,450	157,233		543,741	695,531
Operating expenses(1):
Sales and marketing	93,346	56,362		218,638	295,023
Customer operations	34,978	45,028		76,530	144,507
Engineering and product development	37,085	66,182		87,504	173,218
General, administrative, and other	34,442	47,752		80,602	138,148
Total operating expenses	199,851	215,324		463,274	750,896
Income (loss) from operations	28,599	(58,091)		80,467	(55,365)
Other income (expense)	(754)	1,880	1,880	(6,003)	2,018
Net income (loss) before income taxes	27,845	(56,211)		74,464	(53,347)
(Benefit) provision for income taxes	(1,268)	12		(2,035)	55
Net income (loss)	$29,113	$(56,223)		$76,499	$(53,402)
________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Sales and marketing	$1,771	$3,028	$3,951	$7,890
Customer operations	1,938	2,682	4,314	6,386
Engineering and product development	10,273	21,726	27,052	53,254
General, administrative, and other	6,335	9,220	14,808	24,505
Total stock-based compensation	$20,317	$36,656	$50,125	$92,035

Revenue
Revenue from Fees, Net

The following table set forth our revenue from fees, net in the periods shown:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2022	$	%	2021	2022	$	%
Platform and referral fees, net	$191,442	$134,786	$(56,656)	(30)%	$467,476	$618,208	$150,732	32%
Servicing and other fees, net	18,979	44,562	25,583	135%	46,412	133,467	87,055	188%
Total revenue from fees, net	$210,421	$179,348	$(31,073)	(15)%	$513,888	$751,675	$237,787	46%

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Revenue from fees, net decreased $31.1 million, or 15%, in the three months ended September 30, 2022, compared to the same period in 2021, which included a decrease of $56.7 million in revenue from platform and referral fees, net and an increase of $25.6 million in servicing fees, net. The decrease of the platform and referral fees, net was primarily driven by a 48% decrease in the Transaction Volume, Number of Loans from 362,780 in the three months ended September 30, 2021 to 188,519 in the same period in 2022. The increase in the servicing fees, net was primarily due to a 60% increase in the outstanding principal of serviced loans.

Revenue from fees, net increased $237.8 million, or 46%, in the nine months ended September 30, 2022, compared to the same period in 2021, which included an increase of $150.7 million in revenue from platform and referral fees, net and an increase of $87.1 million in servicing fees, net. The increase of the platform and referral fees, net was primarily driven by a 19% increase in the Transaction Volume, Number of Loans from 819,386 in the nine months ended September 30, 2021 to 975,194 in the same period in 2022 as well as an increase in prices of our services. The increase in the servicing fees, net was primarily due to a 90% increase in the outstanding principal of serviced loans.
Interest Income and Fair Value Adjustments, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2022	$	%	2021	2022	$	%
Interest income	$5,070	$22,180	$17,110	337%	$12,020	$66,288	$54,268	451%
Interest expense	(269)	(3,050)	(2,781)	(1,034)%	(2,796)	(6,322)	(3,526)	(126)%
Fair value adjustments, net	13,228	(41,245)	(54,473)	(412)%	20,629	(116,110)	(136,739)	(663)%
Total interest income and fair value adjustments, net	$18,029	$(22,115)	$(40,144)	(223)%	$29,853	$(56,144)	$(85,997)	(288)%

Interest income and fair value adjustments, net decreased $40.1 million, or 223% in the three months ended September 30, 2022, compared to the same period in 2021. The decrease was primarily driven by a $54.5 million decrease in fair value adjustments, partially offset by a $17.1 million increase in interest income due to an increase in the outstanding principal balance of loans held on the condensed consolidated balance sheets. The negative fair value adjustments were primarily attributable to a $21.1 million unfavorable change in the fair value of our loan portfolio and $21.1 million of realized loss on loan sales during the three months ended September 30, 2022, primarily due to the rising interest rate environment and higher delinquency rates.

Interest income and fair value adjustments, net decreased $86.0 million, or 288% in the nine months ended September 30, 2022, compared to the same period in 2021. The decrease was primarily driven by a $136.7 million decrease in fair value adjustments, partially offset by a $54.3 million increase in interest income due to an increase in unpaid principal balance of loans held on the condensed consolidated balance sheets. The decrease in fair value adjustments was primarily attributable to a $45.3 million loss on loan sales during the nine months ended September 30, 2022; and an unfavorable change in the fair value of our loan portfolio of $73.4 million.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2022	$	%	2021	2022	$	%
Sales and marketing	$93,346	$56,362	$(36,984)	(40)%	$218,638	$295,023	$76,385	35%
% of revenue	41%	36%			40%	42%

Sales and marketing expenses decreased by $37.0 million, or 40%, in the three months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily due to a $40.3 million decrease in advertising and other traffic acquisition cost, partially offset by a $3.4 million increase in payroll and other personnel-related expenses driven by increased headcount. As a percentage of total revenue, sales and marketing expenses decreased from 41% to 36%.

Sales and marketing expenses increased by $76.4 million, or 35%, in the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to a $59.7 million increase in advertising and other traffic acquisition cost, as well as a $12.7 million increase in payroll and other personnel-related expenses driven by increased headcount. As a percentage of total revenue, sales and marketing expenses increased from 40% to 42%.

Customer Operations

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2022	$	%	2021	2022	$	%
Customer operations	$34,978	$45,028	$10,050	29%	$76,530	$144,507	$67,977	89%
% of revenue	15%	29%			14%	21%

Customer operations expenses increased by $10.1 million, or 29%, in the three months ended September 30, 2022, compared to the same period in 2021. The increase was primarily due to a $7.4 million increase in payroll and other personnel-related expenses due to an increase in headcount as well as net increased spending of $1.3 million on information verification and platform operations. As a percentage of total revenue, customer operations expenses increased from 15% to 29%.

Customer operations expenses increased by $68.0 million, or 89%, in the nine months ended September 30, 2022, compared to the same period in 2021. The increase was primarily due to an increase of $43.9 million in payroll and other personnel-related expenses due to an increase in headcount as well as increased spending of $19.4 million on information verification and platform operations due to a growing volume of loans facilitated through our platform. As a percentage of total revenue, customer operations expenses increased from 14% to 21%.
Engineering and Product Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2022	$	%	2021	2022	$	%
Engineering and product development	$37,085	$66,182	$29,097	78%	$87,504	$173,218	$85,714	98%
% of revenue	16%	42%			16%	25%

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Engineering and product development expenses increased by $29.1 million, or 78%, for the three months ended September 30, 2022, compared to the same period in 2021. The increase was primarily due to an increase of $22.5 million in payroll and other personnel-related expenses driven by an increase in headcount, as well as increased spending of $6.1 million on engineering infrastructure, support services, and consultants. As a percentage of total revenue, engineering and product development expenses increased from 16% to 42%.

Engineering and product development expenses increased by $85.7 million, or 98%, for the nine months ended September 30, 2022, compared to the same period in 2021. The increase was primarily due to an increase of $66.6 million in payroll and other personnel-related expenses driven by an increase in headcount, as well as increased spending of $17.8 million on engineering infrastructure, support services, and consultants. As a percentage of total revenue, engineering and product development expenses increased from 16% to 25%.
General, Administrative, and Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2022	$	%	2021	2022	$	%
General, administrative, and other	$34,442	$47,752	$13,310	39%	$80,602	$138,148	$57,546	71%
% of revenue	15%	30%			15%	20%

General, administrative, and other expenses increased by $13.3 million, or 39%, in the three months ended September 30, 2022, compared to the same period in 2021. The increase was primarily due to an increase of $8.2 million in payroll and personnel-related costs as a result of increased headcount and an increase of $2.7 million in office and administrative operation related expenses. As a percentage of total revenue, general, administrative, and other expenses increased from 15% to 30%.

General, administrative, and other expenses increased by $57.5 million, or 71%, in the nine months ended September 30, 2022, compared to the same period in 2021. The increase was primarily due to an increase of $34.3 million in payroll and personnel-related costs as a result of increased headcount; an increase of $8.8 million in office and administrative operation related expenses; and an increase of $5.1 million in professional fees. As a percentage of total revenue, general, administrative, and other expenses increased from 15% to 20%.

Other Income (Expense)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2022	$	%	2021	2022	$	%
Other income (expense)	22	1,880	1,858	NM(1)	$(5,196)	2,018	7,214	NM(1)
________
(1)Not meaningful.

Other income (expense) increased by $1.9 million in the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to $3.0 million increase in dividend income, partially offset by $0.4 million increase of interest expense incurred on convertible notes during the three months ended September 30, 2022.

Other income (expense) increased by $7.2 million in the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to our voluntary repayment of proceeds received from

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
the PPP loan of $5.2 million in 2021 and an increase in dividend income of $3.5 million, partially offset by a $2.7 million increase of interest expense incurred on convertible notes during the nine months ended September 30, 2022.
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

To address these limitations, we provide a reconciliation of Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share to income (loss) from operations and net income (loss), respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income (Loss), and Adjusted Net Income (Loss) Per Share in conjunction with their respective related GAAP financial measures.

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenue from fees, net	$210,421	$179,348	$513,888	$751,675
Income (loss) from operations	28,599	(58,091)	80,467	(55,365)
Operating Margin	14%	(32)%	16%	(7)%
Sales and marketing, net of borrower acquisition costs(1)	$6,239	$10,348	$14,476	$31,910
Customer operations, net of borrower verification and servicing costs(2)	7,577	7,706	15,201	20,728
Engineering and product development	37,085	66,182	87,504	173,218
General, administrative, and other	34,442	47,752	80,602	138,148
Interest income and fair value adjustments, net	(18,029)	22,115	(29,853)	56,144
Contribution Profit	$95,913	$96,012	$248,397	$364,783
Contribution Margin	46%	54%	48%	49%
_________
(1)Borrower acquisition costs were $87.1 million and $46.0 million for the three months ended September 30, 2021 and 2022, respectively, and were $204.2 million and $263.1 million for the nine months ended September 30, 2021 and 2022, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities.
(2)Borrower verification and servicing costs were $27.4 million and $37.3 million for the three months ended September 30, 2021 and 2022, respectively, and were $61.3 million and $123.8 million for the nine months ended September 30, 2021 and 2022, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Total revenue	$228,450	$157,233	$543,741	$695,531
Net income (loss)	29,113	(56,223)	76,499	(53,402)
Net Income (loss) Margin	13%	(36)%	14%	(8)%
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	$28,333	$36,957	$59,448	$93,721
Depreciation and amortization	2,185	3,724	4,984	9,859
Expense on convertible notes	776	1,172	807	3,511
(Benefit) provision for income taxes	(1,268)	12	(2,035)	55
Acquisition-related costs	—	—	1,237	—
Adjusted EBITDA	$59,139	$(14,358)	$140,940	$53,744
Adjusted EBITDA Margin	26%	(9)%	26%	8%
_________
(1)Excludes the amount of employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

We define Adjusted Net Income (Loss) as net income (loss) exclusive of stock-based compensation expense and certain payroll tax expense and acquisition-related costs. Adjusted Net Income (Loss) Per Share is calculated by dividing Adjusted Net Income (Loss) Per Share by the weighted-average common shares outstanding. We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share are useful measures for investors in evaluating our ability to generate earnings, more readily compare between past and future periods, and provide comparability of our performance with the performance of other companies.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Net income (loss)	$29,113	$(56,223)	$76,499	$(53,402)
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	28,333	36,957	59,448	93,721
Acquisition-related costs	—	—	1,237	—
Adjusted Net Income (Loss)	$57,446	$(19,266)	$137,184	$40,319
Net income (loss) per share:
Basic	$0.37	$(0.69)	$1.00	$(0.64)
Diluted	$0.30	$(0.69)	$0.81	$(0.64)
Adjusted Net Income (Loss) per Share:
Basic	$0.72	$(0.24)	$1.79	$0.48
Diluted	$0.60	$(0.24)	$1.46	$0.43
Weighted-average common shares outstanding:
Basic	79,392,600	81,672,099	76,586,395	83,236,131
Diluted	96,057,210	81,672,099	94,165,325	92,991,590
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

As of September 30, 2022, our primary source of liquidity was cash of $684.0 million. Changes in the balance of cash are generally a result of working capital fluctuations or the timing of purchases and sales of loans facilitated through our marketplace. To finance purchases of certain loans facilitated through our lending marketplace, we rely on our warehouse credit facilities through the special-purpose trusts, or the warehouse trusts. We may borrow up to $175.0 million under the ULT Credit Facility to purchase unsecured personal loans. We may also borrow up to $200.0 million under the UAWT Credit Facility to purchase secured auto loans.

Composition of Retained Loan Portfolio

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

As of September 30, 2022, we held $700.5 million of loans on our condensed consolidated balance sheet. $248.8 million of these loans were originated for research and development purposes, primarily in support of our auto lending products and expansion of our unsecured personal loan product to new categories of borrowers. We also held $451.7 million of core personal loans which would otherwise be immediately purchased by institutional investors. We will continue to utilize our capital to support research and development activities and, at times, as a funding source for core personal loans during periods of marketplace funding constraints. The extent and timing of utilizing our capital as a funding source for loans will largely depend on the availability of capital in our marketplace relative to the demand from qualified borrowers and our business priorities. We plan to sell retained loans to investors over time in the form of secondary sales or securitizations.

Material Cash Requirements

Our current and long-term material cash requirements as of September 30, 2022 consist of convertible senior notes, warehouse credit facilities, operating leases, and purchase commitments.

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

Our warehouse credit facilities, which allow us to borrow up to an aggregate of $375.0 million of which $300.0 million is committed and $75.0 million uncommitted, mature between 2023 and 2024. As of September 30, 2022, we have drawn an aggregate of $269.7 million on our warehouse credit facilities. See “Note 8. Borrowings” in Part I, Item 1 of this Form 10-Q for further details on our warehouse credit facilities.

We lease office facilities under operating lease agreements which expire between 2027 and 2032. Our cash requirements related to these lease agreements are $121.1 million, of which $14.3 million is expected to be paid within the next 12 months. See “Note 10. Leases” in Part I, Item 1 of this Form 10-Q for further details on our operating lease obligations.

We have committed to purchase loans from certain bank partners at the conclusion of the required holding period, which is generally equal to three business days. As of September 30, 2022, the total loan purchase commitment was $59.8 million. See “Note 11. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q for further details on our loan purchase obligations.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended September 30,
	2021	2022
Net cash provided by (used in) operating activities	$179,497	$(421,804)
Net cash used in investing activities	(124,101)	(29,012)
Net cash provided by financing activities	805,032	89,501
Net increase (decrease) in cash and restricted cash	$860,428	$(361,315)

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

Net cash used in operating activities was $421.8 million for the nine months ended September 30, 2022, which primarily consisted of a decrease of $519.9 million in net operating assets and liabilities, adjustments for non-cash items of $151.5 million, and net loss of $53.4 million. The decrease in net operating assets and liabilities was primarily related to $1,459.5 million in purchases of loans held-for-sale, partially offset by $959.0 million principal payment and proceeds from the sale of loans classified as held-for-sale.

Net Cash from Investing Activities

Net cash used in investing activities was $29.0 million for the nine months ended September 30, 2022 as a result of $55.3 million purchases of loans held-for-investment and $10.8 million in capitalized software, partially offset by $27.7 million in principal payments received for loans held-for-investment, and $5.5 million in principal payments received for notes receivable and repayments of residual certificates.

Net Cash from Financing Activities

Net cash provided by financing activities was $89.5 million for the nine months ended September 30, 2022 as a result of $430.3 million proceeds from borrowings, partially offset by $209.1 million in payments on borrowings and $150.1 million in repurchases of common stock.
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Our significant accounting policies are described in Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in the nine months ended September 30, 2022 to these policies and estimates since our Quarterly Report on Form 10-Q for the year ended December 31, 2021, except for the estimated fair value of performance-based restricted stock as described in “Note 1. Description of Business and Significant Accounting Policies” and “Note 9. Stockholders' Equity” in Part I, Item 1 of this Form 10-Q.

Recent Accounting Pronouncements

See “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as September 30, 2022.

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

As of December 31, 2021 and September 30, 2022, we were exposed to market discount rate risk on $252.5 million and $700.5 million, respectively, of loans held on our condensed consolidated balance sheets. The fair value of these loans is estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for loans retained on our balance sheet may change due to changes in expected loan performance or changes in the expected returns of similar financial instruments available in the market. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $3.4 million and $6.7 million decrease, respectively, in the fair value of loans held on our condensed consolidated balance sheet as of December 31, 2021 and a $8.5 million and $16.8 million decrease, respectively, as of September 30, 2022.
Credit Risk

Credit risk refers to the risk of loss of the loans on our condensed consolidated balance sheets arising from individual borrower default due to inability or unwillingness to meet their financial obligations. The performance of certain financial instruments, including loans, securitization notes and residual certificates, on our condensed consolidated balance sheets are dependent on the credit performance of loans facilitated by us. To manage this risk, we monitor borrower payment performance through our lending marketplace and utilize our AI capabilities to price loans in a manner that we believe is reflective of their credit risk.

The fair values of these loans, securitization notes, and residual certificates are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions. These instruments are sensitive to changes in credit risk. As of December 31, 2021 and September 30, 2022, we were exposed to credit risk on $252.5 million and $700.5 million, respectively, of loans held on our condensed consolidated balance sheet. These loans bear fixed interest rates and are carried on our condensed consolidated balance sheets at fair value. As of December 31, 2021, a hypothetical 10% and 20% increase in credit risk would result in a $4.0 million and $7.9 million decrease, and as of September 30, 2022, a hypothetical 10% and 20% increase in credit risk would result in a $8.7 million and $17.4 million decrease in the fair value of loans held on the Company’s condensed consolidated balance sheets, respectively.

As of December 31, 2021 and September 30, 2022, we are exposed to credit risk of $1,191.2 million and $829.9 million, respectively, related to cash and restricted cash held in business checking accounts and interest-bearing deposit accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our condensed consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation, or FDIC. We reduce credit risk by placing our cash and restricted cash in reputable institutions.
Interest Rate Risk

An increase in interest rates typically results in an increase in the rate of return required by bank partners and institutional investors, and therefore leads to a decrease in borrower demand. Higher interest rates also correspond with higher payment obligations for borrowers, which may reduce the ability of individual borrowers to remain current on their obligations, leading to increased delinquencies, defaults, customer bankruptcies and charge-

Upstart Holdings, Inc.
offs, and decreasing recoveries, all of which could have a material adverse effect on our business. We expect these outcomes would generally invert in an environment of decreasing interest rates.

An increase or decrease in interest rates may also impact our exposure to interest rate risk on our warehouse credit facilities. As of December 31, 2021 and September 30, 2022, we were exposed to interest rate risk on $48.0 million and $269.7 million, respectively, under our warehouse credit facilities, which bear floating interest rates. Changes in interest rates may impact our cost of borrowing. From time to time, we enter into interest rate hedges in connection with our warehouse credit facilities.

Our inability or failure to manage market risks could harm our business, financial condition or results of operations.
Equity Investment Risk

Our non-marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our investments.

Our non-marketable equity investments are in equity securities of privately-held companies without readily determinable fair values. We elected to account for each such investment using the measurement alternative which is cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment and is inherently complex due to the lack of readily available market data. We consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of each investment. We also assess our non-marketable equity securities for impairment on a quarterly basis. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations. Adjustments and impairments are recorded in other expense on the condensed consolidated statements of operations and comprehensive income (loss) upon recognition of such adjustments or impairments. As of December 31, 2021 and September 30, 2022, the carrying value of our non-marketable equity securities, which do not have readily determinable fair values, totaled $40.0 million and $41.0 million, respectively.

Upstart Holdings, Inc.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•Our revenue growth rate and financial performance in recent years may not be indicative of future performance and such growth may slow over time.
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

Upstart Holdings, Inc.
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

We have grown rapidly over the last several years, and our historical revenue growth rate and financial performance may not be indicative of our future performance. In the nine months ended September 30, 2021 and 2022, our revenue was $543.7 million and $695.5 million, respectively, representing a period-over-period growth rate of 28%. Our revenue for any previous quarterly or annual period should not be relied upon as any indication of our revenue or revenue growth in future periods. For example, our revenue growth rates have slowed and our revenue has declined during the second and third quarters of 2022. As we grow our business, our revenue growth rates may continue to slow, or our revenue may continue to decline, in future periods for a number of reasons, which may include slowing demand for or reduced funding through our lending marketplace offerings and services, sales of loans held on our balance sheet, increasing competition, a decrease in the growth of our overall credit market, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities. Further, we believe our growth over the last several years has been driven in large part by our AI models and our continued improvements to our AI models. Future incremental improvements to our AI models may not lead to the same level of growth as in past periods. In addition, we believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. The Percentage of Loans Fully Automated on our platform was 69% during the nine months ended September 30, 2021 and increased to 74% during the nine months ended September 30, 2022. We expect the Percentage of Loans Fully Automated to level off and remain relatively stable in the long term; however, the expansion of our loan offerings beyond unsecured personal loans, including auto loans, may cause fluctuations of such percentage from period to period depending on the loan offering mix. As a result of these factors, our revenue growth rates may slow, and our financial performance may be adversely affected.
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

The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 8.2% for September 2022. In response to high levels of inflation and recession fears, the U.S. Federal Reserve has raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession and increase unemployment rates. Continuing economic uncertainty and the magnitude and duration of the resulting fluctuations in business activity cannot currently be estimated and has had several effects on our business and results of operations, including, among other things:

•a reduction in the availability of loan funding and liquidity from institutional investors and the capital markets;
•lower acceptance rates from borrowers;
•decreases in origination volumes on our platform;
•increases in the use of our balance sheet to fund Upstart-powered loans; and
•the potential for increased delinquencies and default rates for new and existing Upstart-powered loans.

During periods of economic slowdown or recession, our current and potential institutional investors in our loan funding programs have reduced and may continue to reduce the number of loans or interest in loans they purchase or demand terms that are less favorable to us to compensate for any increased risks. For example, increasing interest rates caused and may in the future cause our bank partners and investors in our loan funding programs to limit the amount of funding they wanted to provide on our platform for loans to borrowers, which reduced the volume of Upstart-powered loans we completed and therefore negatively impacted our revenue. In response to this constrained loan funding, we have increased, and may continue to increase, the use of our balance sheet to fund loans originated through our platform. This increase in the use of our balance sheet has diverted capital resources, increased our exposure to the changes in the fair value of such loans, and could result in losses if such loans held on our balance sheet default. A further reduction in the volume of the loans and loan financing products we sell would negatively impact our ability to maintain or increase the number of loans facilitated through our marketplace.

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

Our business depends on sourcing and maintaining diverse and robust loan funding programs to fund Upstart-powered loans that our bank partners are unable or unwilling to retain on their balance sheets. In the nine months ended September 30, 2022, 28% of the loans funded through our platform were retained by the originating bank and 65% of loans were purchased by institutional investors through our loan funding programs. Our loan funding programs include whole loan sales and pass-through certificate issuances to institutional investors, asset-backed securitization transactions, and utilization of committed warehouse credit facilities. While our loan funding programs are diverse, only a limited portion of such funding sources are committed or guaranteed. We have recently experienced reductions in committed capital from certain funding sources due to concerns about the current macroeconomic environment, which has resulted in, and could continue to result in, declines in Transaction Volume, Number of Loans and revenue. We cannot be sure that these funding sources will continue to be available on reasonable terms or at all beyond the current maturity dates of our existing securitizations and debt financing arrangements. And while we are seeking more funding sources that are willing to commit or guarantee capital on a longer-term basis, we do not know when these types of funding sources will become available, if at all. And if they become available to us, they may be on terms that are more costly or have less favorable terms than our existing funding sources. For example, these types of longer-term committed capital may be more costly during periods with lower interest rates because these funding sources may have been agreed to when interest rates were higher and the funding will remain through a full economic cycle.

Further, events of default or breaches of financial, performance or other covenants, or worse than expected performance of certain pools of loans underpinning our pass-through certificate transactions, asset-backed securitizations or other debt facilities, could reduce or terminate our access to funding from institutional investors. Loan performance is dependent on a number of factors, including the predictiveness of our AI models and social and economic conditions. The availability and capacity of certain loan funding sources also depends on many factors that are outside of our control, such as capital markets volatility, economic conditions and regulatory reforms. For example, our revenue has been negatively impacted by reduced loan funding due to recent concerns about the macroeconomic environment among institutional investors. In the event of another sudden or unexpected shortage or restriction on the availability of loan funding sources, we may not be able to maintain the necessary levels of funding to retain current loan volume without incurring substantially higher funding costs, which could adversely affect our business, financial condition and results of operations.

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

Our success depends in significant part on the participation of our bank partners in our marketplace. In the nine months ended September 30, 2022, 108% of our revenue was generated from platform, referral and servicing

Upstart Holdings, Inc.
fees that we receive from our bank partners. Our bank partners may suspend, limit or cease their participation in our marketplace for a number of reasons. For example, several of our bank partners have recently paused or reduced loan origination in order to limit their exposure in the current macroeconomic environment. If our bank partners continue to suspend, limit or cease their operations or otherwise terminate their relationships with us, the number of loans facilitated through our platform will decrease and our revenue will be adversely affected. Moreover, our sales and onboarding process with new bank partners can be long and unpredictable. If we are unable to timely onboard our bank partners, or if our bank partners are not willing to work with us to complete a timely onboarding process, our results of operations could be adversely affected.

We have entered into separate agreements with each of our bank partners. Our agreements with our bank partners are nonexclusive, generally have 12-month terms that automatically renew, subject to certain early termination provisions, and may contain minimum fee amounts. Our bank partners could decide to stop working with us, ask to modify their agreement terms in a cost prohibitive manner when their agreement is up for renewal or enter into exclusive or more favorable relationships with our competitors. In addition, their regulators may require that they terminate or otherwise limit their business with us, or impose regulatory pressure limiting their ability to do business with us. In June 2022, the Consumer Financial Protection Bureau, or CFPB, Deputy Director indicated that relationships between banks and nonbank lenders, such as our bank partnerships, will be an area of increased regulatory focus for the agency in the near future. Previously, we received a no-action letter regarding the use of our Al model to underwrite and price unsecured closed-end loans. Our no-action letter was terminated upon our request in June 2022 to prevent delays from seeking regulatory approval of updates to our AI models. As a result, we can provide no assurance that the CFPB or any other federal or state regulator will not take supervisory or enforcement action against us in the future. The threat of increased scrutiny from the CFPB has caused and could continue to cause some of our bank partners to pause their participation in our lending marketplace or to not renew their agreements with us. The Office of the Comptroller of the Currency, or OCC, the prudential regulator for national banks operating in the United States, recently announced that it will be prioritizing the review of third-party relationships between banks and financial technology companies like us as part of the agency’s bank supervisory priorities for the upcoming calendar year. Increased regulatory scrutiny of bank relationships with financial technology companies could potentially discourage some of our bank partners from continuing to work with us, suspend, limit or cease their operations or otherwise terminate their relationship with us. If additional bank partners stop working with us, suspend, limit or cease their operations or otherwise terminate their relationship with us, the number of loans facilitated through our platform will decrease and our revenue will be adversely affected. Moreover, we could in the future have disagreements or disputes with any of our bank partners, which could negatively impact or threaten our relationship with them. In our agreements with bank partners, we make certain representations and warranties and covenants concerning our compliance with specific policies of a bank partner, our compliance with certain procedures and guidelines related to laws and regulations applicable to our bank partners, as well as the services to be provided by us. If those representations and warranties were not accurate when made or if we fail to perform a covenant, we may be liable for any resulting damages, including potentially any losses associated with impacted loans, and our reputation and ability to continue to attract new bank partners would be adversely affected. Additionally, our bank partners may engage in mergers, acquisitions or consolidations with each other, our competitors or with third parties, any of which could be disruptive to our existing and prospective relationships with our bank partners.

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

Upstart Holdings, Inc.
For the nine months ended September 30, 2021 and 2022, we experienced net income of $76.5 million and net loss of $(53.4) million, respectively. For the three months ended September 30, 2022, we incurred net losses of $(56.2) million, down from $29.1 million of net income during the three months ended September 30, 2021. We intend to continue to expend significant funds to continue to develop and improve our proprietary AI models, improve our marketing efforts to increase the number of borrowers on our platform, enhance the features and overall user experience of our platform, expand the types of loan offerings on our platform and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or improving profitability on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

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

Upstart Holdings, Inc.
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

The performance of loans facilitated by our platform is significantly dependent on the effectiveness of our proprietary AI models used to evaluate a borrower’s credit profile and likelihood of default. While our AI models are continually adjusted to account for the COVID-19 pandemic and certain macroeconomic conditions, the bulk of the data gathered and the development of our AI models have largely occurred during a period of sustained economic growth, and our AI models have not been extensively tested during a down-cycle economy or recession and have not been tested at all during a down-cycle economy or recession without significant levels of government assistance. There is no assurance that our AI models can accurately predict loan performance under adverse economic conditions. If our AI models are unable to accurately reflect the credit risk of loans under such economic conditions, our bank partners, investors in our loan funding programs and we may experience greater than expected losses on such loans, which would harm our reputation and erode the trust we have built with our bank partners and investors in our loan funding programs. For example, in response to the COVID-19 pandemic, the federal government quickly implemented stimulus measures. The subsequent discontinuation of those stimulus measures has increased, and may continue to increase, the delinquency and default rates of borrowers of Upstart-powered loans, which has increased uncertainty about the effectiveness of our AI models among bank partners, institutional investors and others. In addition, we consider credit performance to be one of the most important measures of the effectiveness of our AI models and focus on credit performance compared to the expectations of our bank partners or institutional investors at the time of origination. For loans purchased by institutional investors, our 2021 and early 2022 vintages have underperformed relative to target returns. Moreover, the fair value of the loans on our balance sheet has declined in the quarter ended September 30, 2022 and may decline in future down-cycle economic conditions. Any of these factors could adversely affect our business, financial condition and results of operations.

Our securitizations, whole loan sales and warehouse facilities expose us to certain risks, and we can provide no assurance that we will be able to access the securitization or whole loan sales markets, or secured warehouse credit facilities, in the future, which may require us to seek more costly financing.

We have facilitated the securitizations, and may in the future facilitate securitizations, of certain loans acquired from our bank partners in order to allow certain of our originating bank partners, our whole loan purchasers and ourselves to liquidate their loans through the asset-backed securities markets or through other capital markets products. In asset-backed securities transactions, we sell and convey pools of loans to a special purpose entity, or SPE. We likewise fund certain loans on our balance sheet by selling loans to warehouse trust SPEs, which loan sales are partially financed with associated warehouse credit facilities from banks. Concurrently, each securitization SPE issues notes or certificates pursuant to the terms of indentures and trust agreements, or in the case of the warehouse facilities, the warehouse trust SPE borrows money from banks pursuant to credit and security agreements. The securities issued by the SPEs in asset-backed securitization transactions and the lines of credit borrowed by the warehouse SPEs are each secured by the pool of loans owned by the applicable SPE. In exchange for the sale of a portion of a given pool of loans to the SPE, we and/or our whole loan purchasers and certain originating bank

Upstart Holdings, Inc.
partners who contribute loans to the transactions receive cash and/or securities representing debt and equity interests in such SPE, which are the proceeds from the sale of the securities. The equity interests in the SPEs are residual interests in that they entitle the equity owners of such SPEs, including us, to a certain proportion of the residual cash flows, if any, from the loans and to any assets remaining in such SPEs once the notes are satisfied and paid in full (or in the case of a revolving loan, paid in full and all commitments terminated). As a result of challenging credit and liquidity conditions, the value of the subordinated securities we or other transaction participants retain in such SPEs might be reduced or, in some cases, eliminated.

During periods of financial disruption and economic uncertainty, such as the financial crisis that began in 2008, the beginning of the COVID-19 pandemic in the spring of 2020 and the recent rising inflationary environment that has led to multiple interest rate increases in 2022, the securitization market has been constrained, and this could continue or occur again in the future. In addition, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities, could result in decreased investor demand for securities issued through our securitization transactions, or increased competition from other institutions that undertake securitization transactions. In addition, compliance with certain regulatory requirements, including the Dodd-Frank Act, the Investment Company Act and the so-called “Volcker Rule,” may affect the type of securitizations that we are able to complete.

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

The gain on sale and related servicing fees generated by our whole loan sales, and the servicing fees based on sales of asset-backed securities, also represent a significant source of our earnings. We cannot assure you that our loan purchasers will continue to purchase loans or securities (either through whole loan sales or asset-backed securities) or that they will continue to purchase loans in transactions that generate the same spreads and/or fees that we have historically obtained. During the three months ended September 30, 2022, we sold loans that had been originated in an earlier, lower interest rate environment. We recognized losses on these sales which reduced our revenue. As we hold more loans on our balance sheet, or hold these loans for longer periods and interest rates rise, our business, financial condition and results of operation could be adversely affected, including further reductions in revenue. Factors that may affect loan purchaser demand for loans include:
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

Potential investors in our loan funding programs may also reduce the prices investors in those products are willing to pay for the loans or interests in loans they purchase during periods of economic slowdown or recession to compensate for any increased risks. A reduction in the sale price of the loans and loan financing products we sell would negatively impact our revenues, operations and returns. For example, as interest rates increased, loan investors reduced the prices they were willing to pay to purchase certain loans we held which had been originated during an earlier, lower interest rate environment, which negatively impacted our revenue. Any sustained decline in demand for loans or loan financing products, or any increase in delinquencies, defaults or losses that result from economic downturns, may also reduce the price we receive on future loan sales.

Cross River Bank and one other bank partner account for a substantial portion of the total number of loans facilitated by our platform and our revenue.

Cross River Bank, or CRB, a New Jersey-chartered community bank, originates a substantial majority of the loans on our platform. In the nine months ended September 30, 2021 and 2022, CRB originated 58% and 52%, respectively, of the Transaction Volume, Number of Loans. CRB also accounts for a large portion of our revenues. In the nine months ended September 30, 2021 and 2022, fees received from CRB accounted for 59% and 47%, respectively, of our total revenue. CRB funds a certain portion of these originated loans by retaining them on its own balance sheet, and sells the remainder of the loans to us, which we in turn sell to institutional investors and to our warehouse trust special purpose entities. Our most recent commercial arrangement with CRB began on January 1, 2019 and has a term of four years with an automatic renewal provision for an additional two years following the initial four-year term. Either party may choose to not renew by providing the other party 120 days’ notice prior to the end of the initial term or any renewal term. In addition, even during the term of our arrangement, CRB could choose to reduce the volume of Upstart-powered loans that it chooses to fund and retain on its balance sheet or to originate at all. We or CRB may terminate our arrangement immediately upon a material breach and failure to cure such breach within a cure period, if any representations or warranties are found to be false and such error is not cured within a cure period, bankruptcy or insolvency of either party, receipt of an order or judgment by a governmental entity, a material adverse effect, or a change of control whereby such party involved in such change of control provides 90 days’ notice to the other and payment of a termination fee of $450,000. If we are unable to continue to increase the number of other bank partners on our platform or if CRB or one of our other bank partners were to suspend, limit or cease their operations or otherwise terminate their relationship with us, our business, financial condition and results of operations would be adversely affected.

In the nine months ended September 30, 2021 and 2022, one other bank partner originated 34% and 36% of the Transaction Volume, Number of Loans, respectively. In the nine months ended September 30, 2021 and 2022, the fees received from this bank partner accounted for 25% and 29% of our total revenue, respectively.

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

Upstart Holdings, Inc.
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
•lower acceptance rates from borrowers;
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

Recent financial, political and other events may increase the level of regulatory scrutiny on financial technology companies. Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. For example, in April 2022, the CFPB announced that it intends to examine nonbank financial companies that pose risks to consumers. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. Moreover, the agency has issued several interpretive statements and guidance documents that could impact our business practices including, but not limited to, a May 2022 statement on compliance obligations under ECOA for companies that rely on complex algorithms when making credit decisions. Further, the agency issued an update to its examination manual that contains a novel interpretation of its authority to prohibit unfair, deceptive, or abusive acts or practices that would authorize the agency to treat any instance of discrimination against a protected class as an unfair act or practice under the Dodd-Frank Act. The CFPB also issued an interpretive rule expanding states’ authority to enforce requirements of federal consumer financial laws, including ECOA. State regulators have also increased the level of regulatory scrutiny on financial technology companies. For example, the State of Maryland initiated an enforcement action against a financial technology company and its bank partner for unlicensed lending within the state. Moreover, as noted above, the OCC has also indicated that it intends to use its supervisory authority to review bank third-party relationships with financial technology companies including a review of third-party business practices that could pose a risk of potential consumer harm that could impact the safety and soundness of the banks subject to agency supervision. Should the agency examine any of our bank partners, such examinations would, more than likely, involve a review of our business practices to determine whether they pose a risk to the safety and soundness of those bank partners.

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

Upstart Holdings, Inc.
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

In 2021, we continued to work on our auto loan product and made significant investments in Upstart Auto Retail. We are continuing to invest in developing new loan products and service offerings, which include small business loans and small dollar loans, and may expand to mortgages and other new products. New initiatives are inherently risky, as each involves unproven business strategies, new regulatory requirements and new financial products and services with which we, and in some cases our bank partners, have limited or no prior development or operating experience.

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

Upstart Holdings, Inc.
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

Over the last several years, we have experienced rapid growth in our business. Our rapid growth has placed, and may continue to place, significant demands on our management, processes and operational, technological and financial resources. Our ability to manage our growth effectively and to integrate new employees and technologies into our existing business will require us to continue to retain, attract, train, motivate and manage employees and expand our operational, technological and financial infrastructure. From time to time, we rely on temporary independent contractor programs to scale our operations team. Failure to effectively implement and manage such programs could result in misclassification or other employment related claims or inquiries by governmental agencies. Continued growth could strain our ability to develop and improve our operational, technological, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Any of the foregoing factors could negatively affect our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

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

Upstart Holdings, Inc.
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

In our loan funding programs, including asset-backed securitizations, pass-through certificate transactions and whole loan sales, we make numerous representations and warranties concerning the characteristics of the Upstart-powered loans sold and transferred in connection with such transactions, including representations and warranties that the loans meet the eligibility requirements of those facilities and of investors in our loan funding programs. If those representations and warranties were not accurate when made, we may be required to repurchase the underlying loans. Failure to repurchase so-called ineligible loans when required could constitute an event of default or termination event under the agreements governing our various loan funding programs. Through September 30, 2022, the number of repurchased Upstart-powered loans as a result of inaccurate representations and warranties represents less than 0.15% of all Upstart-powered loans. While only a small number of Upstart-powered loans have been historically repurchased by us, there can be no assurance that we would have adequate cash or other qualifying assets available to make such repurchases if and when required. Such repurchases could be limited in scope, relating to small pools of loans, or significant in scope, across multiple pools of loans. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, our business, financial condition and results of operations could be adversely affected.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Our ability to operate our platform depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively which would allow competitors to duplicate our AI models or AI lending marketplace and adversely affect our ability to compete with them. We rely on a combination of copyright, trade secret, patent, trademark laws and other rights, as well as confidentiality procedures, contractual provisions and our information security infrastructure to protect our proprietary technology, processes and other intellectual property. While we have two patent applications pending, we do not yet have patent protection and our patent applications may not be successful. The steps we take to protect our intellectual property rights may be inadequate. For example, a third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

A significant number of consumers that apply for a loan on Upstart.com learn about and access Upstart.com through the website of a loan aggregator, typically with a hyperlink from such loan aggregator’s website to a landing page on our website. For example, a significant amount of our loan originations was derived from traffic from one of our partners, Credit Karma. Our most recent agreement with Credit Karma provides that either party may terminate our arrangement immediately upon a material breach of any provision of the agreement or at any time, with or without cause, by providing no less than 30 days’ notice. Even during the term of our agreement, our agreement does not require Credit Karma to display offers from lenders on Upstart.com nor prohibit them from working with our competitors or from offering competing services. In this regard, Credit Karma has been directing more customer traffic to a program that hosts and aggregates the credit models of other loan providers directly on its platform for the purpose of giving credit offers. If traffic from Credit Karma decreases in the future as a result of this program or for other reasons, our loan originations and results of operations would be adversely affected. There is also no assurance that Credit Karma will continue its contract with us on commercially reasonable terms or at all. Further, on December 3, 2020, Credit Karma was acquired by Intuit Inc. It is possible Intuit may not continue our agreement on commercially reasonable terms or at all, which would adversely affect our business.

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

Upstart Holdings, Inc.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Certain recent litigation and regulatory enforcement has challenged, or is currently challenging, the characterization of bank partners as the “true lender” in connection with programs involving origination and/or servicing relationships between a bank partner and non-bank lending platform or program manager. As noted above, the Colorado Administrator has entered into a settlement agreement with certain banks and non-banks that addresses this true lender issue. Specifically, the settlement agreement sets forth a safe harbor indicating that a bank is the true lender if certain specific terms and conditions are met. However, other states could also bring lawsuits based on these types of relationships. For example, in June 2020, the Washington, DC Attorney General filed a lawsuit against online lender Elevate for allegedly deceptively marketing high-cost loans with interest rates above the Washington, DC usury cap. The usury claim is based on an allegation that Elevate, which was not licensed in Washington, DC, and not its partner bank, originated these loans, and were therefore in violation of the state’s usury laws. This case has since been remanded to the Superior Court of the District of Columbia. A similar complaint against online lender Opportunity Financial, LLC was filed in early 2021, alleging that it rather than a bank originated these loans and the loans were therefore in violation of Washington, DC usury laws. The parties settled this case in November 2021. Also in April 2021, the Maryland Office of the Commissioner of Financial Regulation also alleged in the context of a civil suit that a state-chartered bank and its fintech partners engaged in a bank partnership program that violated various state licensing and credit statutes. The case is pending before the Office of the Commissioner of Financial Regulation for administrative adjudication. In June 2021, a putative class action lawsuit was filed against the online lender Marlette Funding LLC in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that the company, doing business as Best Egg, was the true lender of usurious loans, with a rate of interest far in excess of the 6% rate permitted to be charged in Pennsylvania by unlicensed non-banks, originated through a partnership with CRB (Case No. 21-CV-985). Furthermore, in April 2022, the California Department of Financial Protection and Innovation filed a complaint in Los Angeles Superior Court alleging that Opportunity Financial, LLC is the “true lender” of several loans to California residents that exceeded the applicable California usury limit for small dollar loans. There is an ongoing risk that government agencies and private plaintiffs will seek to challenge these types of relationships.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

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

For nonbank financial institutions, the FTC is also a primary regulator, and in recent years the FTC has been focused on practices of financial technology companies. Based on publicly available actions, the FTC’s primary focus has been with respect to financial technology company marketing and disclosure practices. For instance, in October 2018 the FTC took action against student loan refinance lender SoFi, claiming that the company made prominent false statements regarding the average savings a consumer would realize over the lifetime of the loan if they refinanced with SoFi. In addition, SoFi allegedly exaggerated claims of anticipated borrower savings by excluding certain customer populations from the analysis. In addition, in July 2021 the FTC settled litigation with LendingClub

Upstart Holdings, Inc.
regarding, among other things, the adequacy of its disclosures of an origination fee associated with the product. Moreover, the FTC recently issued a staff report on digital “dark patterns,” sophisticated design practices that can trick or manipulate consumers into buying products or services or giving up their private information, that, among other things, highlighted marketing and disclosure practices by some financial technology companies that the FTC claimed were deceptive because of their use of dark patterns. Based upon prior enforcement actions, staff reports, and statements by FTC officials, we believe this scrutiny of financial technology company marketing and disclosure practices will continue in the near future. While we maintain policies and procedures that require our marketing and loan application and servicing operations comply with UDAP standards, we may not be successful in our efforts to achieve compliance either due to internal or external factors, such as resource allocation limitations or a lack of vendor cooperation.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Under our warehouse credit facility for unsecured personal loans (the “ULT Warehouse Credit Facility”), we may borrow from an aggregate of $175.0 million financing capacity of which $100.0 million is committed and $75.0 million is uncommitted until the earlier of June 15, 2023, or an accelerated amortization event. Any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity in June 2024. As of September 30, 2022, the amount borrowed under the ULT Warehouse Credit Facility was $100.5 million, and $147.2 million of aggregated fair value of loans purchased were pledged as collateral. Under our warehouse facility for auto loans (the “UAWT Warehouse Credit Facility”), we may borrow up to $200.0 million until December 2022, and any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity twelve months after the determined amortization date. As of September 30, 2022, the amount borrowed under the UAWT Warehouse Credit Facility was $169.2 million, and $250.3 million of aggregated fair value of loans purchased were pledged as collateral.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

As of September 30, 2022, a valuation allowance has been recorded to recognize only deferred tax assets that are more likely than not to be realized in the United States federal and state tax jurisdictions. Our net deferred tax assets are primarily related to net operating loss carryforwards, or NOLs. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

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

Upstart Holdings, Inc.

We are subject to taxes in the United States under federal, state and local jurisdictions in which we operate. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation and macroeconomic, political or other factors. For example, the results of U.S Presidential and Congressional elections may lead to tax law changes. We may be subject to examination in the future by federal, state and local authorities on income, employment, sales and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition and results of operations. Various tax authorities may disagree with tax positions we take and if any such tax authorities were to successfully challenge one or more of our tax positions, the results could adversely affect our financial condition. Further, the ultimate amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. For example, the Inflation Reduction Act of 2022, enacted on August 16, 2022, imposes a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our share repurchase program. Accordingly, the determination of our overall provision for income and other taxes is inherently uncertain as it requires significant judgment around complex transactions and calculations. As a result, fluctuations in our ultimate tax obligations may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition and results of operations in the periods for which such determination is made.

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

Upstart Holdings, Inc.

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
•issuance of shares of our common stock, whether in connection with an acquisition or upon conversion of some or all of the outstanding Notes;
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

Upstart Holdings, Inc.

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

Our amended and restated certificate of incorporation authorizes us to issue 618,168,822 shares of authorized but unissued common stock and rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 8,920.902 shares for issuance under our 2020 Equity Incentive Plan subject to adjustment in certain events. Any common stock that we issue, including under our 2020 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our common stock.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company’s repurchases of common stock under our share repurchase program, on a trade date basis, during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
July 1, 2022 through July 31, 2022	925	$26.87	925	$249,930
August 1, 2022 through August 31, 2022	—	$—	—	$249,930
September 1, 2022 through September 30, 2022	—	$—	—	$249,930
Total	925		925	$249,930
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

Upstart Holdings, Inc.
Not applicable.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1*^	Amendment No. 2 to Second Amended and Restated Promotion Agreement, dated August 9, 2022, between Upstart Network, Inc. and Credit Karma Offers, Inc.
10.2*^	Amendment No. 3 to Third Amended and Restated Loan Sale Agreement, dated September 30, 2022, between Upstart Network, Inc. and Cross River Bank.
10.3*^	Amendment No. 4 to Third Amended and Restated Loan Program Agreement, dated September 30, 2022, between Upstart Network, Inc. and Cross River Bank.
10.4*	Small Business Loan Program Agreement Addendum to Third Amended and Restated Loan Program Agreement, dated June 28, 2022, between Upstart Network, Inc. and Cross River Bank.
10.5*	Small Business Loan Program Sale Agreement Addendum to Third Amended and Restated Loan Sale Agreement, dated June 28, 2022, between Upstart Network, Inc. and Cross River Bank.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Upstart Holdings, Inc.
(Registrant)

Date: November 8, 2022	By:	/s/ Dave Girouard
Dave Girouard
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Sanjay Datta
Sanjay Datta
Chief Financial Officer
(Principal Financial Officer)