Form 10-Q
period 2023-03-31
Upstart Holdings, Inc.
filed 2023-05-10
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 1, 2023 there were 82,670,997 shares of the registrant’s common stock outstanding.

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
•the impact of recent bank failures, including disruption in the banking industry, and any associated effects on our business and industry;
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

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. Undue reliance should not be placed on our forward-

looking statements as we may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	March 31,
	2022	2023
Assets
Cash	$422,411	$386,942
Restricted cash	110,056	64,917
Loans (at fair value)	1,010,421	982,229
Property, equipment, and software, net	44,168	46,977
Operating lease right of use assets	86,335	83,382
Non-marketable equity securities	41,250	41,250
Goodwill	67,062	67,062
Intangible assets, net	15,631	14,562
Other assets (includes $42,648 and $44,096 at fair value as of December 31, 2022 and March 31, 2023, respectively)	138,720	134,399
Total assets(a)	$1,936,054	$1,821,720
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$18,715	$6,553
Payable to investors	90,777	41,047
Borrowings	986,394	1,000,871
Accrued expenses and other liabilities (includes $8,820 and $7,591 at fair value as of December 31, 2022 and March 31, 2023, respectively)	66,946	46,991
Operating lease liabilities	100,787	99,050
Total liabilities(a)	1,263,619	1,194,512
Stockholders’ equity:
Common stock, $0.0001 par value; 700,000,000 shares authorized; 81,259,676 and 82,600,748 shares issued and outstanding as of December 31, 2022 and March 31, 2023, respectively	8	8
Additional paid-in capital	714,871	798,898
Accumulated deficit	(42,444)	(171,698)
Total stockholders’ equity	672,435	627,208
Total liabilities and stockholders’ equity	$1,936,054	$1,821,720
____________
(a)The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by Upstart Holdings, Inc. at December 31, 2022 and March 31, 2023. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. The holders of the beneficial interests do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	March 31,
	2022	2023
Assets
Cash	$838	$13,802
Restricted cash	13,147	18,401
Loans (at fair value)	958,822	952,445
Other assets (includes $2,244 and $1,456 at fair value as of December 31, 2022 and March 31, 2023, respectively)	11,674	11,209
Total assets	$984,481	$995,857

Liabilities
Borrowings	$336,452	$350,164
Accrued expenses and other liabilities	1,378	1,314
Total liabilities	337,830	351,478
Total net assets	$646,651	$644,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2023
Revenue:
Revenue from fees, net	$313,982	$117,141
Interest income and fair value adjustments, net:
Interest income	15,134	45,315
Interest expense	(959)	(7,132)
Fair value and other adjustments	(18,021)	(52,397)
Total interest income and fair value adjustments, net	(3,846)	(14,214)
Total revenue	310,136	102,927
Operating expenses:
Sales and marketing	133,449	31,438
Customer operations	48,407	40,590
Engineering and product development	49,991	110,071
General, administrative, and other	43,456	52,663
Total operating expenses	275,303	234,762
Income (loss) from operations	34,833	(131,835)
Other income (expense), net	(2,122)	2,597
Net income (loss) before income taxes	32,711	(129,238)
Provision for income taxes	19	16
Net income (loss)	$32,692	$(129,254)

Net income (loss) per share, basic	$0.39	$(1.58)
Net income (loss) per share, diluted	$0.34	$(1.58)
Weighted-average number of shares outstanding used in computing net income (loss) per share, basic	84,230,445	81,911,433
Weighted-average number of shares outstanding used in computing net income (loss) per share, diluted	95,457,776	81,911,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	83,659,665	$8	$740,849	$66,221	$807,078
Issuance of common stock upon exercise of stock options	888,961	1	5,625	—	5,626
Issuance of common stock upon settlement of restricted stock units	80,226	—	—	—	—
Stock-based compensation expense	—	—	26,677	—	26,677
Issuance of common stock under employee stock purchase plan	47,894	—	4,431	—	4,431
Net income	—	—	—	32,692	32,692
Balance as of March 31, 2022	84,676,746	$9	$777,582	$98,913	$876,504

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	81,259,676	$8	$714,871	$(42,444)	$672,435
Issuance of common stock upon exercise of stock options	331,093	—	1,537	—	1,537
Issuance of common stock upon settlement of restricted stock units	698,173	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(328)	—	(5)	—	(5)
Stock-based compensation expense	—	—	76,767	—	76,767
Issuance of common stock under employee stock purchase plan	312,134	—	5,728	—	5,728
Net loss	—	—	—	(129,254)	(129,254)
Balance as of March 31, 2023	82,600,748	$8	$798,898	$(171,698)	$627,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2023
Cash flows from operating activities
Net income (loss)	$32,692	$(129,254)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of financial instruments	18,356	59,046
Stock-based compensation	25,050	74,109
Gain on loan servicing arrangement, net	(8,705)	(3,613)
Depreciation and amortization	2,781	6,441
Non-cash interest expense	776	766
Other	—	(974)
Net changes in operating assets and liabilities:
Purchase of loans held-for-sale	(3,457,784)	(510,003)
Proceeds from sale of loans held-for-sale	3,065,358	449,339
Principal payments received for loans held-for-sale	20,328	57,949
Other assets	7,287	306
Operating lease liability and right-of-use asset	2,584	1,216
Accounts payable	3,371	(12,170)
Payable to investors	32,204	(49,730)
Accrued expenses and other liabilities	(11,093)	(19,155)
Net cash used in operating activities	(266,795)	(75,727)

Cash flows from investing activities
Purchase of loans held-for-investment	—	(46,382)
Principal payments received for loans held-for-investment	9,397	24,422
Principal payments received for notes receivable and repayments of residual certificates	2,067	1,566
Purchase of non-marketable equity securities	(1,000)	—
Purchase of property and equipment	(1,629)	(1,111)
Capitalized software costs	(3,658)	(4,347)
Net cash provided by (used in) investing activities	5,177	(25,852)

Cash flows from financing activities
Proceeds from borrowings	80,004	60,673
Repayments of borrowings	(6,990)	(46,962)
Proceeds from issuance of common stock under employee stock purchase plan	4,431	5,728
Proceeds from exercise of stock options	5,626	1,537
Taxes paid related to net share settlement of equity awards	—	(5)
Net cash provided by financing activities	83,071	20,971
Change in cash and restricted cash	(178,547)	(80,608)
Cash and restricted cash
Cash and restricted cash at beginning of period	1,191,241	532,467
Cash and restricted cash at end of period	$1,012,694	$451,859

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2023

Supplemental disclosures of cash flow information
Cash paid for interest	$1,763	$7,959
Cash (received) paid for income taxes, net	18	(1,153)

Supplemental disclosures of non-cash investing and financing activities
Capitalized stock-based compensation expense	1,627	2,658
Reclassification of loans	$109,792	$—

The following presents cash and restricted cash by category within the unaudited condensed consolidated balance sheets:

	December 31,	March 31,
	2022	2023
Cash	$422,411	$386,942
Restricted cash	110,056	64,917
Total cash and restricted cash	$532,467	$451,859

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
Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements included in our Annual Report on Form 10-K. Certain prior period amounts have been reclassified or disaggregated where appropriate to conform to the current period presentation of such amounts. In the opinion of management, the accompanying financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated of any future annual or interim periods.

Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Derivative Financial Instruments

The Company evaluates its contracts and financial instruments to determine if these contracts and instruments or their parts meet the definition of derivatives in accordance with the requirements of FASB Accounting Codification (ASC) 815, Derivatives and Hedging. Derivatives are recorded on the condensed consolidated balance sheets at fair value with changes in the value recorded in earnings as part of interest expense or fair value adjustments in the condensed consolidated statements of operations and comprehensive income (loss). The Company does not employ derivatives for trading or speculative purposes and has no derivatives classified as accounting hedges. Refer to “Note 4. Derivative Financial Instruments” for further details.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Recently Adopted Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which was issued by the Financial Accounting Standards Board (“FASB”) in October 2021. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the previous business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The ASU will be applied prospectively to business combinations occurring after the adoption date. The adoption of this new standard did not have an impact on the Company's condensed consolidated financial statements or related disclosures.
Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting followed by ASU 2021-01, Reference Rate Reform, Scope issued in January 2021. ASU 2020-04 and ASU 2021-01 provide temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The optional guidance in ASU 2020-04 and ASU 2021-01 and ASU 2022-06 is effective for a limited period of time through December 31, 2024 and may be applied prospectively to contract modifications and hedging relationships. The Company does not expect the adoption of this guidance will have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

 2.    Revenue
Revenue from fees, net

The Company disaggregates revenue from fees by type of service for the periods presented as follows:

	Three Months Ended March 31,
	2022	2023
Revenue from fees, net:
Platform and referral fees, net	$271,812	$77,657
Servicing and other fees, net	42,170	39,484
Total revenue from fees, net	$313,982	$117,141
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

After origination, Upstart-powered loans are either retained by lending partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans purchased by the Company, Upstart pays lending partners a one-time loan premium fee upon completion of the minimum contractual holding period. Upstart also pays lending partners monthly loan trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized $8.7 million and $1.4 million of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net during the three months ended March 31, 2022 and 2023 respectively.

As of December 31, 2022 and March 31, 2023, the Company recognized $4.9 million and $4.4 million of loan trailing fee liability, respectively, which is recorded at fair value and included within accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets. Refer to “Note 5. Fair Value Measurement” for additional information on changes in fair value associated with trailing fee liabilities.

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

The Company had no material contract assets, contract liabilities, or deferred contract costs recorded as of December 31, 2022 and March 31, 2023. The Company had $31.1 million and $29.2 million of accounts receivable that are included in other assets on the condensed consolidated balance sheets related to contracts with customers as of December 31, 2022 and March 31, 2023, respectively. The standard payment terms on accounts receivable are 30 days. The Company’s allowance for bad debt and bad debt expense were immaterial for the periods presented.

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to employees in connection with the acquisition of lending partners. Capitalized costs are amortized over the expected period of benefit, which we have determined, based on an analysis, to be three years. The Company applies the practical expedient to expense costs to obtain contracts with customers if the amortization period is one year or less. As of December 31, 2022 and March 31, 2023, the Company had a $2.6 million amount of contract costs capitalized within other assets on the condensed consolidated balance sheets. The Company amortized an immaterial amount of capitalized contracts costs to sales and marketing in the condensed consolidated statements of operations and comprehensive income (loss) for the periods presented.

Customers accounting for greater than 10% of total revenue were as follows:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	March 31,
	2022	2023
Customer A	46%	30%
Customer B	31%	18%
Customer C	*	10%
* Less than 10%

Customers accounting for greater than 10% of accounts receivable were as follows:

	March 31,
	2022	2023
Customer C	38%	35%

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

Servicing and other fees, net also include gains and losses on assets and liabilities recognized under loan servicing arrangements for loans retained by lending partners or loans sold to institutional investors. Such gains or losses are recognized based on whether the benefits of servicing are expected to be more or less than adequate compensation for servicing obligations performed by the Company. Servicing fees also include changes in fair value of loan servicing assets and liabilities in the periods presented. Refer to “Note 5. Fair Value Measurement” for additional information on changes in fair value associated with servicing assets and liabilities.

The Company recognized a net gain related to loan servicing rights upon loan sales for the periods presented as follows:

	Three Months Ended March 31,
	2022	2023
Net gain related to loan servicing rights	$8,705	$3,613

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

The Company recognized collection agency fees and borrower fees, which are included in servicing and other fees, net for the periods presented as follows:

	Three Months Ended March 31,
	2022	2023
Collection agency fees	$1,990	$3,916
Borrower fees	$5,230	$7,737
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

The following table presents components of the interest income and fair value adjustments, net presented in the Company’s condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended March 31,
	2022	2023
Interest income	$15,134	$45,315
Interest expense	(959)	(7,132)
Fair value and other adjustments
Unrealized loss, charge-offs, and other adjustments, net	(19,309)	(44,544)
Realized gain (loss) on sale of loans, net	1,288	(7,853)
Total fair value and other adjustments	(18,021)	(52,397)

Total interest income and fair value adjustments, net	$(3,846)	$(14,214)

Interest income

Interest income is recognized based on the terms of the underlying agreements with borrowers for loans held on the Company’s condensed consolidated balance sheets and is earned over the life of a loan.

Interest income also includes accrued interest earned on outstanding loans but not collected. Loans that have reached a delinquency of over 120 days are classified as non-accrual status and any accrued interest recorded in relation to these loans is reversed in the respective period. The Company does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2022 and March 31, 2023, the Company has recorded $12.8 million and $13.9 million of accrued interest income in loans on the condensed consolidated balance sheets, respectively.
Interest expense

Interest expense is primarily related to interest recorded on the Company’s borrowings on warehouse credit facilities. Interest expense includes accrued interest incurred but not paid. Accrued interest expenses were immaterial as of December 31, 2022 and March 31, 2023. Interest expense also includes changes in fair value of the

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

interest rate cap, which were immaterial for the quarter ended March 31, 2023. Refer to “Note 4. Derivative Financial Instruments” for additional information.
Fair value and other adjustments, net

Fair value and other adjustments, net include changes in fair value of financial instruments, other than loan servicing assets and liabilities and the interest rate cap. These adjustments are recorded in the Company’s condensed consolidated statements of operations and comprehensive income (loss) and include both realized and unrealized changes to the value of related assets and liabilities. Refer to “Note 5. Fair Value Measurement” for additional information.

Fair value and other adjustments, net also includes gain (loss) recognized through our capital markets programs and amounts received from borrowers for previously charged-off loans held on the Company’s condensed consolidated balance sheets. These amounts are recognized in the period when amounts are received or the transaction is completed.

 3.    Variable Interest Entities
Consolidated VIEs

The Company consolidates variable interest entities (“VIEs”) in which the Company has a variable interest and is determined to be the primary beneficiary. This determination is based on whether the Company has a variable interest (or combination of variable interests) that provides the Company with (a) the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. The Company continually reassesses whether it is the primary beneficiary of a VIE throughout the entire period the Company is involved with the VIE.

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
Warehouse Entities

The Company established Upstart Loan Trust (“ULT”) and Upstart Auto Warehouse Trust (“UAWT”) to enter into warehouse credit facilities for the purpose of purchasing Upstart-powered loans. Refer to “Note 8. Borrowings” for additional information. The entities are Delaware statutory trusts that are structured to be bankruptcy-remote, with third-party banks operating as trustees.
Other Consolidated VIE

Upstart Loan Trust 2, a Delaware statutory trust, holds loans facilitated through the Upstart platform that are not pledged or eligible to be pledged to the Company’s warehouse credit facilities.

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Assets	Liabilities	Net Assets
December 31, 2022
Total consolidated VIEs	$984,481	$337,830	$646,651

	Assets	Liabilities	Net Assets
March 31, 2023
Total consolidated VIEs	$995,857	$351,478	$644,379

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

The following tables summarize the aggregate value of assets and liabilities of unconsolidated VIEs in which the Company holds a variable interest but is not the primary beneficiary:

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
December 31, 2022
Securitizations and other	$364,013	$265,040	$98,973	$13,311

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
March 31, 2023
Securitizations and other	$312,600	$223,703	$88,897	$12,138

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

The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $6.2 million and $5.0 million of securitization notes and residual certificates which are included in other assets on the consolidated balance sheets as of December 31, 2022 and March 31, 2023, respectively. The Company also had $7.1 million of cash deposits made to reserve accounts for related securitizations, included in other assets on the condensed consolidated balance sheets as of December 31, 2022 and March 31, 2023.
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

 4.    Derivative Financial Instruments

In February 2023, UAWT entered into a $198.7 million notional amortizing interest rate cap agreement with a strike rate of 3.0% and a premium of $5.6 million in relation to the $200 million UAWT Warehouse Credit Facility, which uses a 1-month Secured Overnight Financing Rate (“SOFR”) as the underlying variable rate for the interest rate on the borrowings under the facility. This cap provides protection to UAWT against exposure to changes in cash flows to the extent 1-month SOFR exceeds 3.0%. This agreement also ensures that the Company remains compliant with the covenants of the Warehouse Credit Agreement. The interest rate cap has a maturity date of April 2029.

The interest rate cap meets the definition of a derivative and is reported at fair value as part of other assets on the condensed consolidated balance sheets. It is classified as Level 2 under the fair value hierarchy as the inputs to the derivative pricing model are generally observable and do not contain a high level of subjectivity. The fair value of the interest rate cap is determined based on the present value of the estimated future cash flows over the contract term using implied interest rates as of the valuation date. The Company recorded an immaterial loss within interest expense on the condensed consolidated statements of operations and comprehensive income (loss) for the quarter ended March 31, 2023.

In March 2023, in connection with a loan sale agreement, we entered into an arrangement under which we are obligated to make payments to the loan buyer or are entitled to receive payments from the buyer if credit losses on personal loans subject to the arrangement deviate from expectations, subject to a dollar cap. As the loan purchaser maintains control of the transferred assets and retains the risk of loss, and the assets remain legally isolated from the Company, the transfer qualified for true sale accounting. The derivative is classified as an asset or a liability and its value is included in other assets or other liabilities, respectively, on the condensed consolidated balance sheets based on the classification of this derivative as an asset or liability. The arrangement is measured at fair value on a recurring basis using a discounted cash flow model. It is categorized as a Level 3 instrument, as the fair value depends on the credit performance of the underlying loan portfolio. The arrangement had no value as of March 31, 2023 as the underlying loan portfolio performs in line with expectations. It also had no impact on the

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Company’s condensed consolidated statements of operations and comprehensive income (loss) in the quarter ended March 31, 2023.

 5.    Fair Value Measurement

The following table presents assets and liabilities measured at fair value and categorized in accordance with the fair value hierarchy:

		December 31,	March 31,
	Level	2022	2023
Assets
Loans	3	$1,010,421	$982,229
Notes receivable and residual certificates	3	6,181	5,009
Loan servicing assets	3	36,467	34,650
Interest rate cap(1)	2	—	4,437
Total assets		$1,053,069	$1,026,325
Liabilities
Loan servicing liabilities	3	$3,968	$3,142
Trailing fee liabilities	3	4,852	4,449
Total liabilities		$8,820	$7,591
(1)The terms and fair value considerations of the interest rate cap agreement can be found in “Note 4. Derivative Financial Instruments”

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
Loans

Loans included in the Company’s condensed consolidated balance sheets are classified as either held-for-sale or held-for-investment based on the Company’s intent and ability to sell the loans prior to maturity. From time to time the Company transfers loans between classifications based on changes in the Company’s intent. As of December 31, 2022, $882.8 million and $127.6 million of loans held on the Company’s condensed consolidated balance sheets were classified as held-for-sale and held-for-investment, respectively. As of March 31, 2023, $839.5 million and $142.7 million of loans held on the Company’s condensed consolidated balance sheets were classified as held-for-sale and held-for-investment, respectively.
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
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-investment and held-for-sale:

	December 31, 2022			March 31, 2023
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	6.36%	22.28%	11.87%	6.36%	22.67%	11.78%
Credit risk rate (1)	0.01%	93.09%	16.93%	0.01%	93.05%	16.97%
Prepayment rate (1)	0.08%	93.43%	40.49%	0.05%	93.43%	40.65%
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

The above inputs are similarly used in estimating fair value of related financial instruments. Refer to the Assets and Liabilities related to Securitization Transactions section below for additional information.

Significant Recurring Level 3 Fair Value Input Sensitivity

The following table presents the sensitivity of the loans held-for-sale and held-for-investment to adverse changes in key assumptions used in the valuation model as of December 31, 2022 and March 31, 2023, respectively.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31,	March 31,
	2022	2023
Fair value of loans	$1,010,421	$982,229
Discount rates
100 basis point increase	(11,979)	(11,508)
200 basis point increase	(23,720)	(22,790)
Expected credit loss rates on underlying loans
10% adverse change	(11,927)	(11,686)
20% adverse change	(23,852)	(23,375)
Expected prepayment rates
10% adverse change	(2,284)	(2,238)
20% adverse change	(4,530)	(4,435)

Rollforward of Level 3 Fair Values

The following tables include a rollforward of the loans classified within Level 3 of the fair value hierarchy:

	Loans Held-for- Sale	Loans Held-for-Investment	Total
Fair value at December 31, 2021	$142,685	$109,792	$252,477
Reclassification of loans from HFI to HFS	109,792	(109,792)	—
Purchases of loans	443,190	—	443,190
Sale of loans	(50,764)	—	(50,764)
Purchase of loans for immediate resale	3,014,594	—	3,014,594
Immediate resale of loans	(3,014,594)	—	(3,014,594)
Repayments received	(29,726)	—	(29,726)
Changes in fair value recorded in earnings	(19,511)	—	(19,511)
Other changes	2,315	—	2,315
Fair value at March 31, 2022	$597,981	$—	$597,981

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for- Sale	Loans Held-for-Investment	Total
Fair value at December 31, 2022	$882,810	$127,611	$1,010,421
Purchases of loans	120,615	47,201	167,816
Sale of loans	(67,532)	—	(67,532)
Purchase of loans for immediate resale	389,389	—	389,389
Immediate resale of loans	(389,389)	—	(389,389)
Repayments received	(61,501)	(20,872)	(82,373)
Changes in fair value recorded in earnings	(35,430)	(12,731)	(48,161)
Other changes	520	1,538	2,058
Fair value at March 31, 2023	$839,482	$142,747	$982,229
The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the condensed consolidated balance sheets:

	Loans		Loans > 90 Days Past Due
	December 31,	March 31,	December 31,	March 31,
	2022	2023	2022	2023
Outstanding principal balance	$1,047,714	$1,040,562	$9,006	$11,341
Net fair value and accrued interest adjustments	(37,293)	(58,333)	(7,006)	(9,864)
Fair value(1)	$1,010,421	$982,229	$2,000	$1,477
_________
(1)     Includes $397.7 million and $401.1 million of auto loans as of December 31, 2022 and March 31, 2023, respectively, of which an immaterial amount is 90 days or more past due for each period presented.

The Company places loans on non-accrual status at 120 days past due. Any accrued interest recorded in relation to these loans is reversed in the respective period. The Company charges-off loans no later than 120 days past due.

In connection with planned sale of a pool of Upstart-powered loans, subsequent to March 31, 2023, the Company recognized an unrealized loss as a negative fair value adjustment of $17.0 million for the quarter ended March 31, 2023, which is included in the fair value and other adjustments on the Company’s condensed consolidated statements of operations and comprehensive income (loss). Refer to “Note 15. Subsequent Events”, for additional details.

Assets related to Securitization Transactions

As of December 31, 2022 and March 31, 2023, the Company held notes receivable and residual certificates with an aggregate fair value of $6.2 million and $5.0 million, respectively, within other assets on the Company’s condensed consolidated balance sheets. The balances consist of securitization notes and residual certificates retained from securitization transactions.
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements of assets related to securitization transactions:

	December 31, 2022			March 31, 2023
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Notes receivable and residual certificates
Discount rate	8.42%	22.27%	12.79%	8.98%	22.66%	12.79%
Credit risk rate (1)	0.59%	50.69%	18.43%	0.59%	50.69%	18.21%
Prepayment rate (1)	10.90%	88.73%	42.66%	10.90%	87.53%	43.13%
_________
(1)Expressed as a percentage of the original principal balance of the loans underlying the financial instruments
(2)Unobservable inputs were weighted by relative fair value

Significant Recurring Level 3 Fair Value Input Sensitivity

The securities issued in the securitization transactions are senior or subordinated based on the waterfall criteria of loan payments to each security class, with the residual interest (the “residual certificates”) issued being the first to absorb credit losses in accordance with the waterfall criteria. Accordingly, the residual certificates are the most sensitive to adverse changes in credit risk rates. Depending on the specific securitization, a hypothetical increase in the credit risk rate of 10% to 20% would result in significant decreases in the fair value of the residual certificates. On average, a hypothetical increase in the credit risk rate under a discounted cash flow methodology of 20% would result in a 34% decrease in the fair value of the residual certificates as of March 31, 2023. The remaining classes of securities, with the exception of those in 2018-2, are all overcollateralized such that changes in credit risk rates are not expected to have significant impacts on their fair values.

The fair value of the securities is also sensitive to adverse changes in discount rates, which represent estimates of the rates of return that institutional investors would require when investing in financial instruments with similar risk and return characteristics. On average, a hypothetical 100 basis point increase in discount rates results in a decrease in fair value of the securities (including securitization notes and residual certificates) of 1.10% and 1.03% as of December 31, 2022 and March 31, 2023, respectively. On average, a hypothetical 200 basis point increase in discount rates results in a decrease in fair value of securitization notes and residual certificates of 2.18% and 2.05% as of December 31, 2022 and March 31, 2023, respectively.

The fair value of securitization notes and residual certificates are not sensitive to adverse changes in expected prepayment rates as such changes would not result in a significant impact on the fair value as of December 31, 2022 and March 31, 2023.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of the notes receivable and residual certificates related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Notes Receivable and Residual Certificates
Fair value at December 31, 2021	$8,288
Repayments and settlements	(2,067)
Changes in fair value recorded in earnings	163
Fair value at March 31, 2022	$6,384

Notes Receivable and Residual Certificates
Fair value at December 31, 2022	$6,181
Repayments and settlements	(1,566)
Changes in fair value recorded in earnings	394
Fair value at March 31, 2023	$5,009

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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2022			March 31, 2023
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	13.00%	20.00%	17.20%	13.00%	20.00%	17.08%
Credit risk rate (1)	0.03%	91.76%	16.22%	0.04%	65.36%	15.73%
Market-servicing rate (3)(4)(5)	0.62%	3.72%	0.62%	0.62%	3.72%	0.62%
Prepayment rate (1)	0.53%	91.99%	41.19%	4.62%	96.90%	41.50%
_________
(1)Expressed as a percentage of the original principal balance of the loans underlying the servicing arrangement
(2)Unobservable inputs were weighted by relative fair value
(3)Excludes ancillary fees that would be passed on to a third-party servicer
(4)Expressed as a percentage of the outstanding principal balance of the loan
(5)Includes personal loans and auto loans

Discount rates–The discount rates are the Company’s estimate of the rates of return that market participants would require when investing in similar servicing rights. Discount rates for servicing rights on existing loans are

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

adjusted to reflect the time value of money and a risk premium intended to reflect the amount of compensation market participants would require due to the uncertainty associated with these instruments’ cash flows.

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
Significant Recurring Level 3 Fair Value Input Sensitivity

The table below presents the fair value sensitivity of loan servicing assets and liabilities to adverse changes in key assumptions. The fair value of loan servicing assets and liabilities is not sensitive to adverse changes in discount rates and prepayment rates as such changes would not result in a significant impact on the fair value as of December 31, 2022 and March 31, 2023, respectively.

	December 31,	March 31,
	2022	2023
Fair value of loan servicing assets	$36,467	$34,650
Expected market-servicing rates
10% market-servicing rates increase	(9,989)	(9,090)
20% market-servicing rates increase	(19,950)	(18,508)

	December 31,	March 31,
	2022	2023
Fair value of loan servicing liabilities	$3,968	$3,142
Expected market-servicing rates
10% market-servicing rates increase	2,303	1,936
20% market-servicing rates increase	4,640	3,821

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the loan servicing assets and liabilities classified by the Company within Level 3 of the fair value hierarchy:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2021	$18,388	$8,780
Sale of loans	10,610	1,905
Changes in fair value recorded in earnings	(1,038)	(2,395)
Fair value at March 31, 2022	$27,960	$8,290

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2022	$36,467	$3,968
Sale of loans	3,662	49
Changes in fair value recorded in earnings	(5,479)	(875)
Fair value at March 31, 2023	$34,650	$3,142

Trailing Fee Liabilities

The Company pays certain bank partners monthly trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Significant inputs used for estimating the fair value of trailing fee liabilities included discount rates of 6.36% to 22.28% and credit risk rates of 0.01% to 93.09% as of December 31, 2022 and discount rates of 6.36% to 22.67% and credit risk rates of 0.01% to 93.05% as of March 31, 2023.

The fair value sensitivity of trailing fee liabilities to adverse changes in key assumptions would not result in a material impact on the Company’s financial position of the results of operations.
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Trailing Fee Liabilities
Fair value at December 31, 2022	$4,852
Issuances	318
Repayments and settlements	(747)
Changes in fair value recorded in earnings	26
Fair value at March 31, 2023	$4,449

 6.    Goodwill and Intangible Assets

Goodwill

During the three months ended March 31, 2023, there were no changes in the carrying amount of goodwill of $67.1 million on the Company’s condensed consolidated balance sheets.

Intangible Assets

Acquired intangible assets subject to amortization consist of developed technology and customer relationships, and are recorded net of amortization on the condensed consolidated balance sheets. The gross and net carrying values and accumulated amortization are as follows:

Developed Technology

	December 31, 2022	March 31, 2023
Gross carrying amount	$9,400	$9,400
Accumulated amortization	(5,483)	(6,267)
Net carrying value	$3,917	$3,133
Weighted-Average Remaining Useful Life (Years)	1.3	1.0

Customer Relationships

	December 31, 2022	March 31, 2023
Gross carrying amount	$13,700	$13,700
Accumulated amortization	(1,998)	(2,283)
Net carrying value	$11,702	$11,417
Weighted-Average Remaining Useful Life (Years)	10.3	10.0

Amortization expense was $1.1 million for each of the three months ended March 31, 2022 and 2023.

Expected future amortization expense for intangible assets as of March 31, 2023 is as follows:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Fiscal Years:
Remaining 2023	$3,206
2024	1,925
2025	1,142
2026	1,142
2027	1,142
Thereafter	5,993
Total	$14,550

 7.    Balance Sheet Components
Other Assets

Other assets consisted of the following:

	December 31,	March 31,
	2022	2023
Servicing fees and other receivables	$46,652	$42,943
Loan servicing assets (at fair value)	36,467	34,650
Prepaid expenses	16,740	22,032
Deposits	10,002	9,839
Notes receivable and residual certificates (at fair value)	6,181	5,009
Other assets	22,678	19,926
Total other assets	$138,720	$134,399

Servicing fees and other receivables represent amounts recognized as revenue but not yet collected in relation to servicing and other agreements with institutional investors and lending partners.
Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

	December 31,	March 31,
	2022	2023
Internally developed software	$37,783	$44,788
Leasehold improvements	13,074	13,919
Computer and networking equipment	6,049	6,054
Furniture and fixtures	4,421	4,690
Total property, equipment, and software	61,327	69,451
Accumulated depreciation and amortization	(17,159)	(22,474)
Total property, equipment, and software, net	$44,168	$46,977

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Depreciation and amortization expense on property, equipment, and software was immaterial for the three months ended March 31, 2022 and was $6.4 million for the three months ended March 31, 2023. Capitalized internally developed software balances, net of accumulated amortization, were $27.4 million and $29.9 million as of December 31, 2022 and March 31, 2023, respectively. The Company also recognized impairment charges to internally developed software of $2.6 million for the three months ended March 31, 2023 as a result of the January 2023 Plan. Refer to “Note 14. Reorganization Expenses” for more information.
Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,	March 31,
	2022	2023
Accrued expenses	$23,506	$19,600
Accrued payroll	21,825	12,824
Loan servicing liabilities (at fair value)	3,968	3,142
Trailing fee liability (at fair value)	4,852	4,449
Other liabilities	12,795	6,976
Total accrued expenses and other liabilities	$66,946	$46,991

 8.    Borrowings

The following table presents the aggregate principal outstanding of all loans mentioned in this note that are included in the condensed consolidated balance sheets:

	Borrowings
	December 31,	March 31,
	2022	2023
Warehouse credit facilities	$336,452	$350,163
Convertible senior notes	661,250	661,250
Total payments due	997,702	1,011,413
Unamortized debt discount	(11,308)	(10,542)
Total borrowings	$986,394	$1,000,871
Warehouse Credit Facilities
Upstart Loan Trust Warehouse Credit Facility

In November 2015, the Company’s consolidated VIE, Upstart Loan Trust (“ULT”), entered into a revolving credit and security agreement with a third-party lender (the “ULT Warehouse Credit Facility”). The credit and security agreement for the ULT Warehouse Credit Facility was amended and restated in its entirety in May 2020 and has been further amended from time to time. Under the revolving credit and security agreement, as amended from time to time, the ULT Warehouse Credit Facility provides an aggregate of $175.0 million financing capacity of which $100.0 million is committed and $75.0 million is uncommitted. ULT may borrow up to this capacity until the earlier of June 15, 2023 and the occurrence of an accelerated amortization event. Accelerated amortization events include, but are not limited to, failure to satisfy certain loan performance metrics or the occurrence of an event of

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

default. The proceeds may only be used to purchase unsecured personal loans and to pay fees and expenses related to the credit facility. The ULT Warehouse Credit Facility matures on the earlier of June 15, 2024 or acceleration of the facility following an event of default, upon which date 100% of the outstanding principal amount, together with any accrued and unpaid interest, becomes due and payable. The ULT Warehouse Credit Facility bears a floating interest rate of Compounded SOFR plus a spread ranging from 1.90% to 3.28% per annum, due and payable monthly in arrears. The Company is also subject to a monthly unused fee ranging from 0.20% to 1.00% per annum on the undrawn balance. The maximum advance rate under the ULT Warehouse Credit Facility on outstanding principal of loans held by ULT was 72.5% as of December 31, 2022 and March 31, 2023.

The ULT Warehouse Credit Facility contains certain financial covenants. As of December 31, 2022 and March 31, 2023, ULT was in compliance with all applicable covenants under the ULT Warehouse Credit Facility. The creditors of ULT have no recourse to the general credit of the Company, except for certain limited obligations of ULT to its creditors that are guaranteed by the Company. The Company does not guarantee the credit performance of the loans owned by ULT, and the loans and other assets owned by ULT are not available to settle the claims of creditors of the Company.

The following table includes the aggregate balances held by ULT that were pledged as collateral for the ULT Warehouse Credit Facility and included in loans at fair value and restricted cash in the condensed consolidated balance sheets:

	ULT Warehouse Credit Facility
	December 31, 2022	March 31, 2023
Outstanding borrowings	$163,773	$151,733
Aggregate outstanding principal of loans pledged as collateral	228,895	210,383
Aggregate fair value of loans purchased and held by ULT	256,024	253,336
Restricted cash pledged as collateral	$8,547	$10,962
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

As of December 31, 2022, UAWT could borrow up to $200 million until January 2023. The UAWT Warehouse Credit Facility had a maturity date in January 2024 and interest per annum at a rate equivalent to the weighted-average cost of commercial paper notes issued by the lender (the “UAWT Benchmark Rate”), plus a spread ranging from 2.2% to 3.5%. In the event the UAWT Benchmark Rate could not be adequately ascertained or available, the UAWT Benchmark Rate had to be replaced with an alternative rate such as SOFR. In addition, the UAWT Warehouse Credit Facility was also subject to a monthly unused fee of 0.50% per annum on the undrawn balance. Finally, as of December 31, 2022, the maximum advance rate under the UAWT Auto Warehouse Trust Credit Facility on outstanding principal of loans held by UAWT was 82.5%.

On January 31, 2023, UAWT entered into the Omnibus Amendment to the Credit Agreement with the existing third-party lender which extended the last date by which UAWT may make a drawdown from its existing $200 million UAWT Warehouse Credit Facility until the earlier of June 2024 or an accelerated amortization event. An accelerated amortization event includes, but is not limited to, failure to satisfy certain loan performance metrics or the occurrence of an event of default. The proceeds may only be used to purchase secured auto loans originated using Upstart’s platform and to pay fees and expenses related to the credit facility. The UAWT Warehouse Credit

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Facility matures in June 2025, at which time all outstanding amounts owed must be repaid. As of March 31, 2023 the UAWT Warehouse Credit Facility bears interest per annum at a rate equivalent to the weighted-average cost of commercial paper notes issued by the lender (the “UAWT Benchmark Rate”), plus a spread ranging from 3.0% to 4.0%, and the maximum advance rate under the credit facility on outstanding principal of loans held by UAWT was 80%. All other key terms of the Omnibus Amendment to the Credit Agreement were the same as those as of December 31, 2022.

In February 2023, UAWT entered into an interest rate cap agreement intended to protect against exposure to changes in cash flows attributable to interest rate risk on the warehouse facility. Refer to “Note 4. Derivative Financial Instruments” for further details related to the agreement.

The UAWT Warehouse Credit Facility contains certain financial covenants. As of December 31, 2022 and March 31, 2023, UAWT was in compliance with all applicable covenants under the UAWT Warehouse Credit Facility. The creditors of UAWT have no recourse to the general credit of the Company, except for certain limited obligations of UAWT to its creditors that are guaranteed by the Company.

The following table includes the aggregate balances held by UAWT that were pledged as collateral for the UAWT Warehouse Credit Facility and included in loans at fair value and restricted cash in the condensed consolidated balance sheets as of December 31, 2022 and March 31, 2023.

	UAWT Warehouse Credit Facility
	December 31, 2022	March 31, 2023
Outstanding borrowings	$172,679	$198,430
Aggregate outstanding principal of loans pledged as collateral	221,847	298,158
Aggregate fair value of loans purchased and held by UAWT	216,539	291,621
Restricted cash pledged as collateral	$843	$490
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

The Company accounted for the issuance of the Notes as a single liability at par as the conversion feature does not require bifurcation as a derivative under ASC 815 and the Notes were not issued at a substantial premium. Debt issuance costs related to the Notes totaled $15.7 million and consisted of underwriting fees and third-party offering costs, which are amortized to interest expense using the effective interest method over the contractual term. For the three months ended March 31, 2023, the Company recorded immaterial coupon interest expense and $0.8 million of amortization of debt issuance costs within other income (expense), net on the condensed consolidated statements of operations and comprehensive income (loss). The effective interest rate of the Notes is 0.7%.

The estimated fair value of the Notes as of December 31, 2022 and March 31, 2023 was approximately $364.8 million and $375.0 million, respectively, which represent Level 2 valuations in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market. The carrying value of the Notes of December 31, 2022 and March 31, 2023 was $649.9 million and $650.7 million, respectively.

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

The following table summarizes the aggregate amount of maturities of all borrowings as of March 31, 2023:

March 31, 2023
Remaining 2023	$—
2024	151,733
2025	198,430
2026	661,250
2027	—
Thereafter	—
Total	$1,011,413

 9.    Stockholders' Equity
Common Stock Reserved for Future Issuance

In December 2020, the Company's amended and restated certificate of incorporation became effective, which authorizes the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share. Shares of common stock reserved for issuance, on an as-converted basis, are as follows:

	December 31,	March 31,
	2022	2023
Options issued and outstanding	12,547,010	13,929,917
RSUs outstanding	6,046,796	8,222,931
PRSUs outstanding	687,500	—
Shares available for future issuance under 2020 plan	5,842,057	6,004,507
Shares available for issuance under ESPP	2,543,089	3,043,551
Total	27,666,452	31,200,906
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

The Company records share repurchases on the settlement date. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. The Company’s policy for share retirements is to allocate the excess between par value and the repurchase price, including costs and fees, to additional paid-in capital. During the three months ended March 31, 2023, the Company made no repurchases of common stock. As of March 31, 2023, $222.1 million remains available for future purchases of our common stock under the share repurchase program.
Equity Incentive Plans

The Company's 2020 Equity Incentive Plan authorizes grants of ISOs, NSOs, stock appreciation rights, restricted stock, RSUs, and performance awards to eligible participants.
Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2023:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2022	12,547,010	$14.65	6.6	$77,289
Options granted	2,065,794	15.23
Options exercised	(331,093)	4.64
Options cancelled and forfeited	(351,794)	18.81
Balances at March 31, 2023	13,929,917	14.87	6.8	96,888
Options exercisable – March 31, 2023	8,251,381	6.94	5.1	88,402
Options vested and expected to vest – March 31, 2023	13,881,292	$14.81	6.8	$96,844

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of March 31, 2023. The aggregate intrinsic value of options exercised for the three months ended March 31, 2022 and 2023 was $105.2 million and $4.0 million respectively. The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 and 2023 was $63.78 and $8.00 per share, respectively. The total fair value of options vested for the three months ended March 31, 2022 and 2023 was $6.7 million and $9.5 million respectively.

As of March 31, 2023, total unrecognized stock-based compensation expense related to unvested stock options was $65.4 million, which is expected to be recognized over a remaining weighted-average period of 3.0 years.

Restricted Stock Units

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Company grants RSUs to employees and nonemployees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over one to four years. The following table summarizes RSU activity for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	6,046,796	$51.28
RSUs granted	3,409,843	17.44
RSUs vested	(698,173)	42.10
RSUs cancelled and forfeited	(535,535)	74.43
Unvested at March 31, 2023	8,222,931	$36.52

As of March 31, 2023, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $253.6 million, which is expected to be recognized over a remaining weighted-average period of 2.6 years.
Restricted Stock

In connection with the Prodigy Software, Inc. (“Prodigy”) acquisition in April 2021, 82,201 shares of the Company’s restricted common stock (“restricted stock”) with a fair value of $10.1 million were issued to certain Prodigy employees. The restricted stock is subject to transfer restrictions and a repurchase option and is contingent upon the employees' continued employment with the Company. The repurchase option will lapse with respect to 1/8th of the shares of restricted stock at the end of each successive three-month period following the closing date of the Prodigy acquisition. The restricted stock is subject to restrictions which lapse on a quarterly basis over two years from the time of the Prodigy acquisition.

The following table summarizes Restricted Stock activity for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	10,271	$123.33
Vested	(5,138)	123.33
Unvested at March 31, 2023	5,133	$123.33

As of March 31, 2023, total unrecognized stock-based compensation expense related to restricted stock was immaterial.

Performance-based Restricted Stock Units

On February 24, 2023, the Company’s Compensation Committee of the Board of Directors approved the cancellation of a performance-based restricted stock unit award (“PRSUs”) that may be settled for 687,500 shares of the Company’s common stock granted to an executive in February 2022.

At the time the PRSUs were granted, the PRSUs were intended to be the executive’s primary compensation through calendar year 2029 so that, in connection with the grant of the PRSUs, the executive’s cash compensation was limited to the amount necessary to allow the executive to participate in the broad-based employee benefits generally applicable at the Company. In reaching its decision to cancel the PRSUs, the Compensation Committee

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

extensively considered the purpose of the PRSUs and determined that the grant no longer provided the intended retention and incentive value to the executive. After considering various alternatives and the pros and cons of such alternatives and consulting with its external advisors, the Compensation Committee believed it was in the best interest of the Company and its stockholders to cancel the PRSUs in exchange for the reinstatement of the executive’s cash compensation, including the executive’s annual base salary and eligibility to participate in the Company’s 2023 Executive Bonus Plan with an annual target bonus opportunity equal to 75% of the executive’s annual base salary.

Compensation expense associated with the PRSUs was recognized using the straight-line attribution method for each of the nine vesting tranches over the respective derived service period. The weighted-average grant date fair value using the Monte Carlo simulation was $68.76 per share. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether these conditions will be achieved or not, and stock-based compensation expense for any such awards is not reversed if the market condition is not met. The cancellation of the grant was treated by the Company as a settlement for no consideration and remaining unrecognized compensation expense of $39.0 million associated with the grant was accelerated and recorded by the Company as part of engineering and product development expense on the condensed consolidated statements of operations and comprehensive income (loss) for the quarter ended March 31, 2023.
2020 Employee Stock Purchase Plan

Our ESPP provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on the exercise date. During the three months ended March 31, 2023, 312,134 shares of common stock were purchased under the ESPP.

As of March 31, 2023, total unrecognized stock-based compensation expense related to the ESPP was $1.3 million, which is expected to be recognized over a remaining weighted-average period of 0.4 years.

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

The following assumptions were used to estimate the fair value of options granted:

Three Months Ended March 31,
	2022	2023
Expected term (in years)	5.2 – 7.0	5.3 – 7.0
Expected volatility	47.58% – 48.72%	50.96% – 52.89%
Risk-free interest rate	1.70% – 2.16%	3.45% – 3.45%
Dividend yield	—%	—%

The following assumptions were used to estimate the fair value of the February 2022 PRSUs granted:

Expected term (in years)	6.9
Expected volatility	48.43%
Risk-free interest rate	1.89%
Dividend yield	0%

The following assumptions were used to estimate the fair value of ESPP purchase rights:

	Three Months Ended March 31,
	2022	2023
Expected term (in years)	0.5	0.5
Expected volatility	91.98%	97.74%
Risk-free interest rate	0.72%	4.97%
Dividend yield	—%	—%
Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its condensed consolidated statements of operations and comprehensive income (loss) for employees and nonemployees:

	Three Months Ended March 31,
	2022	2023
Sales and marketing	$2,238	$3,372
Customer operations	1,619	2,882
Engineering and product development	13,634	56,660
General, administrative, and other	7,559	11,195
Total	$25,050	$74,109

 10.    Leases

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

As of March 31, 2023, future minimum lease payments are as follows:

Operating Leases
Remaining 2023	$11,426
2024	17,054
2025	17,544
2026	18,055
2027	17,745
Thereafter	34,816
Total undiscounted lease payments	116,640
Less: Tenant improvement receivables	(2,375)
Less: Present value adjustment	(15,215)
Operating lease liabilities	$99,050

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

	Three Months Ended March 31,
	2022	2023
Rent expense	$3,932	$4,038
Variable lease payments	$866	$976

Supplemental cash flow and non-cash information related to the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2022	2023
Cash paid for amounts included in the measurement of lease liabilities	$2,063	$3,665

Supplemental balance sheet information related to the Company’s operating leases was as follows:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

March 31,
2023
Weighted-average remaining lease term (in years)	7.08
Weighted-average discount rate	3.85%

 11.    Commitments and Contingencies
Commitments

The Company has loan purchase obligations under the Company’s loan agreements with certain lending partners. These lending partners retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the conclusion of the required holding period. As of December 31, 2022 and March 31, 2023, the total loan purchase commitment included outstanding principal balance of $17.8 million and $15.3 million, respectively.
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

From time to time the Company is subject to, and it is presently involved in, various litigation and legal proceedings arising from the ordinary course of business activities the outcome of which the Company cannot reasonably determine. Other than the class actions described below, the Company does not believe that it is presently a party to any litigation of which the outcome would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. As of December 31, 2022 and March 31, 2023, no loss contingency has been recorded in connection with legal proceedings.

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

The maximum potential amount of future payments associated under this obligation is the outstanding balances of the loans sold to the institutional investors, which at December 31, 2022 and March 31, 2023 is $15,551.1 million and $14,447.8 million, respectively. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial. The Company has recorded contingent liabilities as of December 31, 2022 and March 31, 2023 of immaterial amounts to cover estimated future obligations related to these contractual terms. These amounts are included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.
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

On July 26, 2022, an additional lawsuit was filed in United States District Court, Southern District of Ohio, captioned Crain v. Upstart Holdings, Inc. et al., Case No. 2:22-cv-02935-ALM-EPD (S.D. Ohio) against the Company, the Company’s Chief Executive Officer, and Chief Financial Officer. The Crain lawsuit makes allegations similar to those in the Handelsbanken Fonder action and alleges that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Crain lawsuit claims unspecified damages and legal fees. On August 16, 2022, the court appointed a lead plaintiff and approved lead counsel in the Crain action. On December 5, 2022, the lead plaintiff filed a consolidated amended complaint, which names the same defendants as the previous complaint, along with two Company executives, as well as Third Point LLC and its CEO and Third Point Ventures LLC and its managing partner (also a former Upstart board member). The consolidated amended complaint brings the same claims as the previous complaint but adds a claim under Section 20A of the Exchange Act. On February 24, 2023, defendants filed a motion to dismiss the consolidated amended complaint. No hearing date has been set for that motion.

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

On February 3, 2023, a third derivative lawsuit was filed, in the United States District Court, District of Delaware, captioned Hsu v. Girouard, et al., 1:23-cv-00132-UNA (D. Del.). The Hsu action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants each of the Company’s current board members, a former board member, and its Chief Financial Officer. The Company is named as a nominal defendant. The Hsu action includes claims for violation of Section 14(a) of the Exchange Act as well as breach of fiduciary duties, and seeks unspecified monetary damages, restitution, and attorney’s fees and costs from the individual defendants. It also seeks corporate governance and internal procedure modifications. On February 16, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Hsu action until resolution of the related Crain securities class action.

On March 8, 2023, a fourth derivative lawsuit was filed, in the United States District Court, District of Delaware, captioned Sornchai et al. v. Girouard, et al., 1:23-cv-00253-MN (D. Del). The Sornchai action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants each of the Company’s current board members, a former board member, its Chief Financial Officer, and a Company executive. The Company is named as a nominal defendant. The Sornchai action includes claims for violations of Sections 10(b), 14(a) and 21D of the Exchange Act, breach of fiduciary duties, breach of fiduciary duty through misappropriation of material non-public information, and unjust enrichment, and seeks unspecified monetary damages, restitution, and attorney’s fees and costs from the individual defendants. It also seeks corporate governance and internal procedure modifications. On March 24, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Sornchai action until resolution of the related Crain securities class action.

On April 5, 2023, a fifth derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Okhai v. Girouard, et al., C.A. No. 2023-0401-SG (Del. Ch.). The Okhai action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants the Company’s current board members, two former board members, its Chief Financial Officer, and two current or former Company executives, as well as Third Point LLC and Third Point Ventures LLC. The Okhai action includes claims for breach of fiduciary, aiding and abetting such alleged breaches, and unjust enrichment, and seeks equitable and/or injunctive relief, restitution, and attorney’s fees and costs from the individual defendants.

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

 12.    Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2022 and 2023, are as follows:

	Three Months Ended March 31,
	2022	2023
Provision for income taxes	$19	$16
Effective tax rate	0.06%	(0.01)%

The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising during the period. The decrease in the effective tax rate for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily driven by a decrease in the Company's state tax liabilities in 2023. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowance on the Company’s deferred tax assets as it is more likely than not that some or all of these deferred tax assets will not be realized.

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

	Three Months Ended March 31,
	2022	2023
Numerator:
Net income (loss)	$32,692	$(129,254)
Denominator:
Weighted-average common shares outstanding used to calculate net income (loss) per share, basic	84,230,445	81,911,433
Weighted-average effect of dilutive securities	11,227,331	—
Weighted-average common shares outstanding used to calculate net income (loss) per share, diluted	95,457,776	81,911,433

Net income (loss) per share, basic	$0.39	$(1.58)
Net income (loss) per share, diluted	$0.34	$(1.58)

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following securities were excluded from the computation of diluted net income (loss) attributable to Upstart Holdings, Inc. common stockholders per share for the periods presented, due to their anti-dilutive effect. These amounts represent the number of instruments outstanding at the end of each respective quarter:

	Three Months Ended March 31,
	2022	2023
Options to purchase common stock	718,911	13,881,292
Unvested RSUs	1,077,703	8,222,931
Unvested PRSUs	687,500	—
Purchase rights committed under the ESPP	2,620	174,543
Convertible debt	2,318,078	2,318,078
Total	4,804,812	24,596,844

14.    Reorganization Expenses

On January 31, 2023, the Company implemented a plan of reorganization (the “January 2023 Plan”). The January 2023 Plan was designed to reduce operating costs, streamline operations and return the Company to profitability. As part of the January 2023 Plan, the Company reduced its workforce by approximately 20%, or 365 employees, and suspended development of its small business loan product.

During the quarter ended March 31, 2023, the Company incurred reorganization expenses in relation to the January 2023 plan, which primarily consisted of $15.5 million of severance charges related to employee cash compensation, benefits, and associated taxes. During the three months ended March 31, 2023, the Company has made $12.7 million of cash payments to impacted employees. The Company also recognized an impairment expense of $2.6 million for previously capitalized internally developed software costs. In addition to these charges, the Company recognized $2.9 million of one-time non-cash savings related to the reversal of previously expensed stock-based compensation associated with forfeited stock awards.

 15.    Subsequent Events

The Company has evaluated events that have occurred through the filing date of this Quarterly Report on Form 10-Q. Based on its evaluation, other than any items recorded or disclosed within the condensed consolidated financial statements and related notes, including as discussed below, the Company has determined no subsequent events were required to be recognized or disclosed.

On April 24, 2023, the Company signed an agreement with an investor for a capital commitment program to purchase Upstart-powered personal loans. The agreement includes risk and upside sharing for both under and over performance for the Company and the investor for loans purchased under the program. As part of the agreement, the Company agreed to sell to the investor a pool of Upstart-powered loans with an aggregate outstanding principal amount of $351.5 million. The Company recognized an unrealized loss as a negative fair value adjustment of $17.0 million related to the sale of such pool of Upstart-powered loans for the quarter ended March 31, 2023, which is included in the fair value and other adjustments on the Company’s condensed consolidated statements of operations and comprehensive income (loss).

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

Our lending partners can retain loans that align with their business and risk objectives. For loans that are not retained by our lending partners, we sell to a broad base of institutional investors that invest in Upstart-powered loans. In the three months ended March 31, 2023, 44% of the loans funded through our platform were retained by originating lending partners, 44% of loans were purchased by institutional investors through our loan funding programs and the remaining 12% were funded through our balance sheet. In the past, the percentage of loans funded through our balance sheet has generally decreased, while the percentage of loans purchased by institutional investors has generally increased. However, in 2022, we increased the percentage of loans retained by Upstart. We hold R&D Loans on our balance sheet for research and development purposes, including to test and evaluate the accuracy of our AI models for these loans. R&D Loans are primarily our auto refinance and auto retail loan products, personal loan products issued to new categories of borrowers, and other new unsecured loan products. R&D Loans are not yet part of our established capital markets programs or other loan funding programs with institutional investors. The remainder of loans on our balance sheet represent core personal loans which Upstart would sell to institutional investors.

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

While the credit performance of Upstart-powered loans can be impacted by a variety of macroeconomic and other factors, we consider credit performance to be one of the most important measures of the effectiveness of our AI models. We focus on credit performance compared to the expectations set by us at the time of origination. Since 2018 through to the end of 2021, all quarterly vintages of loans retained by our lending partners to date are currently forecasted to meet or exceed the target returns set at the time of loan origination. For loans purchased by institutional investors, all vintages from 2018 through 2020 are forecasted to deliver returns at or in excess of the targets such institutional investors were expecting to receive, while our 2021 through mid-2022 vintages have underperformed relative to target returns. Our most recent vintages show performance reconverging to target yields. This was driven by a combination of underlying macro effects stabilizing (as seen in the Upstart Macroeconomic Index (UMI)) and increased conservatism in underwriting.

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

Loan funding provided by institutional investors started to become constrained in the second quarter of 2022 and has remained constrained, largely due to concerns about the macroeconomic environment. In response to inflationary pressure, the U.S. Federal Reserve has raised, and may continue to raise, interest rates, leading to more expensive loan offers across borrower categories. At the same time, macroeconomic uncertainty had generally made institutional investors more cautious and caused them to reduce the amount of capital available to fund Upstart-powered loans. As a result, in the first quarter of 2023, our Transaction Volume, Dollars continued to decrease. In response to this challenging macroeconomic environment where many lenders and credit investors have significantly reduced or paused investments in Upstart-powered loans, we announced reductions in workforce in November 2022 (“November 2022 Plan”) and January 2023 (“January 2023 Plan”) that resulted in the termination of approximately 7% and 20% of our workforce, respectively. These steps were designed to reduce operating costs, streamline operations and return Upstart to profitability. As of March 31, 2023, we have completed the November 2022 Plan and have substantially completed the January 2023 Plan. Refer to “Note 14, Reorganization Expenses” for more information.

Further, several of our lending partners have paused or reduced loan originations in order to limit their exposure in the current macroeconomic environment. Further disruption in financial markets could impair our lending partners and result in further constrained funding, which would adversely impact our business, financial condition and operating results. In order to create greater stability for our business, we are planning to secure committed capital from lending partners and institutional investors that will contribute loan funding over longer durations. In the interim period, we have utilized and may in the future utilize our balance sheet to support loan funding. While our goal remains to operate as a capital-light marketplace for credit, we will continue to leverage our balance sheet in the short term as we evaluate opportunities to implement a committed capital structure.

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

In order to respond to macroeconomic changes and provide relevant and up-to-date information to our lending partners, we introduced a new metric, the Upstart Macroeconomic Index (UMI). UMI is designed to quantify the level of underlying macroeconomic risk, specific to our borrower base, relative to a benign (pre-2020) credit environment. A UMI of 1.0 reflects loan losses at this baseline rate. As of March 31, 2023, the index was measured at approximately 1.5, meaning that current macroeconomic conditions contributed an incremental risk of approximately 50% to the repayment performance of an Upstart-powered loan, compared to the pre-2020 baseline.

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

We believe that the recent bank failures in 2023 and disruption in the banking sector may limit our ability to attract new lending partners and may cause existing lending partners to reduce loan originations on our platform.

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

As part of the January 2023 Plan, we suspended development work for small business loans to focus our resources on acceleration of further development of our personal loan and auto loan products,
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction. The following presents our key operating and financial metrics:

	Three Months Ended March 31,
	2022	2023
Transaction Volume, Dollars	$4,535,345	$997,447
Transaction Volume, Number of Loans(1)	465,537	84,084
Conversion Rate	21.4%	8.2%
Percentage of Loans Fully Automated	74%	84%

Contribution Profit(2)	$147,841	$67,623
Contribution Margin(2)	47%	58%
Adjusted EBITDA(2)	$62,590	$(31,061)
Adjusted EBITDA Margin(2)	20%	(30)%
Adjusted Net Income (Loss)(2)	$58,621	$(38,692)
Adjusted Net Income (Loss) Per Share:
Basic(2)	$0.70	$(0.47)
Diluted(2)	$0.61	$(0.47)
_______
(1)Transaction Volume, Number of Loans is shown in ones for the periods presented.
(2)Represents a non-GAAP financial measure. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for further information.
Transaction Volume

We define Transaction Volume, Dollars as the total principal of loans transacted on our platform between a borrower and the originating lending partner during the period presented. We define Transaction Volume, Number of Loans as the number of loans facilitated on our platform between a borrower and the originating lending partner during the period presented. Transaction Volume is primarily driven by improvements in our AI models and technology, including our ability to streamline and automate the loan application and origination process. Increases in Transaction Volume are dependent on our loan funding programs having sufficient access to capital. Decreases in the availability of funding due to factors such as volatility in the capital markets and macroeconomic conditions will generally cause a decline in Transaction Volume. Transaction Volume can also be driven by borrower acceptance

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
rates and their sensitivity to the interest rates offered through our platform. We believe these metrics are good proxies for our overall scale and reach as a marketplace. Transaction Volume, Dollars and Transaction Volume, Number of Loans decreased by 78% and 82%, respectively, in the three months ended March 31, 2023 compared to the same period of 2022. This contraction was driven by a reduction in funding availability caused by macroeconomic uncertainty and by elevated consumer risk and cost of funds. These changing macroeconomic conditions also required adjustments to our models which resulted in our loans becoming more expensive and decreasing consumer demand.
Conversion Rate

We define Conversion Rate as the Transaction Volume, Number of Loans in a period divided by the number of rate inquiries received that we estimate to be legitimate, which we record when a borrower requests a loan offer on our platform. We track this metric to understand the impact of improvements to the efficiency of our borrower funnel on our overall growth. Historically, our Conversion Rate has benefited from improvements to our technology, which have made our evaluation of risk more accurate and our verification process more automated, or from the addition of lending partners that have made our offers more competitive. However, our Conversion Rate can be impacted by a variety of internal factors such as changes in the amount of origination fees that we charge or changes in the rate of returns we target for our lending partners and institutional investors. External factors, including shifts in macroeconomic conditions, also impact our Conversion Rate. For example, as the U.S. Federal Reserve raises interest rates, the average interest rates charged to borrowers for Upstart-powered loans also increase, which results in decreases to our Conversion Rate. Our ability to continue to improve our Conversion Rate depends in part on our ability to continue to improve our AI models and Percentage of Loans Fully Automated and the mix of marketing channels in any given period. Our Conversion Rate decreased to 8.2% in the three months ended March 31, 2023 from 21.4% in the same period of 2022, primarily driven by lower approval rates following the significant increase in interest rates, which were in turn driven by elevated risk and cost of capital.
Percentage of Loans Fully Automated

A driver of our Contribution Margin and operating efficiency is the Percentage of Loans Fully Automated, which is defined as the total number of loans in a given period originated end-to-end (from initial rate request to final funding) with no human involvement divided by the Transaction Volume, Number of Loans in the same period. We have been successful in increasing the level of loan automation on the platform over the past few years while simultaneously holding fraud rates constant and at very low levels. We believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. We expect growth of the percentage of loans fully automated to subside in the near term. However, the expansion of our loan offerings may cause it to fluctuate from period to period depending on the loan offering mix and other external factors. Our Percentage of Loans Fully Automated increased to 84% for the three months ended March 31, 2023 from 74% in the same period of 2022, driven primarily by elimination or automation of previously manual processes.
Contribution Profit and Contribution Margin

To derive Contribution Profit, we subtract from revenue from fees, net from our borrower acquisition costs as well as our borrower verification and servicing costs. To calculate Contribution Margin we divide Contribution Profit by revenue from fees, net.

The following table provides a calculation of Contribution Profit and Contribution Margin:

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31,
	2022	2023
Revenue from fees, net	$313,982	$117,141
Borrower acquisition costs(1)	(123,814)	(19,712)
Borrower verification and servicing costs(2)	(42,327)	(29,806)
Total direct expenses	(166,141)	(49,518)
Contribution Profit	$147,841	$67,623
Contribution Margin	47%	58%
_______
(1)Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses associated with the January 2023 Plan.
(2)Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses associated with the January 2023 Plan.

See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of income from operations to Contribution Profit.

Adjusted EBITDA and Adjusted EBITDA Margin

We calculate Adjusted EBITDA as net income (loss) attributable to Upstart Holdings, Inc. common stockholders adjusted to exclude stock-based compensation expense and certain payroll tax expenses, depreciation and amortization, expense on convertible notes, provision for income taxes, and reorganization expenses. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue. Adjusted EBITDA and Adjusted EBITDA Margin includes interest expense from corporate debt and warehouse credit facilities which is incurred in the course of earning corresponding interest income. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income (loss) attributable to Upstart Holdings, Inc. common stockholders to Adjusted EBITDA and Adjusted EBITDA Margin.
Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

We define Adjusted Net Income (Loss) as net income (loss) attributable to Upstart Holdings, Inc. common stockholders exclusive of stock-based compensation expense and certain payroll tax expenses and reorganization expenses. Adjusted Net Income (Loss) Per Share is calculated by dividing Adjusted Net Income (Loss) Per Share by the weighted-average common shares outstanding. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income (loss) attributable to Upstart Holdings, Inc. common stockholders to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Share.

Components of Results of Operations
Revenue from Fees, Net
Platform and Referral Fees, Net

We charge our lending partners platform fees in exchange for usage of our AI lending marketplace, which includes collection of loan application data, underwriting of credit risk, verification and fraud detection, and the delivery of electronic loan offers and associated documentation. We also charge referral fees to our lending partners

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
in exchange for the referral of borrowers from Upstart.com. Referral fees are charged to lending partners on a per borrower basis upon origination of a loan. These fees are charged net of any fees the lending partner charges Upstart. Upstart pays these lending partners a one-time loan premium fee upon completion of the minimum holding periods. Upstart also pays lending partners monthly loan trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Refer to “Note 2. Revenue” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about loan premium fees and trailing fees.
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
Other Income (Expense), Net

Other income (expense), net primarily consists of interest expense on our convertible notes and charitable donations during the three months ended March 31, 2022. During the three months ended March 31, 2023 other income (expense), net primarily consists of interest expense on our convertible notes and dividend income earned on our unrestricted cash balances.

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data:

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31,
	2022	2023
Revenue:
Revenue from fees, net	$313,982	$117,141
Interest income and fair value adjustments, net:
Interest income	15.134	45,315
Interest expense	(959)	(7,132)
Fair value and other adjustments	(18.021)	(52,397)
Interest income and fair value adjustments, net	(3,846)	(14,214)
Total revenue	310,136	102,927
Operating expenses(1):
Sales and marketing	133,449	31,438
Customer operations	48,407	40,590
Engineering and product development	49,991	110,071
General, administrative, and other	43,456	52,663
Total operating expenses	275,303	234,762
Income (loss) from operations	34,833	(131,835)
Other income (expense), net	(2,122)	2,597
Net income (loss) before income taxes	32,711	(129,238)
Provision for income taxes	19	16
Net income (loss)	$32,692	$(129,254)
________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2023
Sales and marketing	$2,238	$3,372
Customer operations	1,619	2,882
Engineering and product development	13,634	56,660
General, administrative, and other	7,559	11,195
Total stock-based compensation	$25,050	$74,109

Revenue
Revenue from Fees, Net

The following table sets forth our revenue from fees, net in the periods presented:

	Three Months Ended March 31,		Change
	2022	2023	$	%
Platform and referral fees, net	$271,812	$77,657	$(194,155)	(71)%
Servicing and other fees, net	42,170	39,484	(2,686)	(6)%
Total revenue from fees, net	$313,982	$117,141	$(196,841)	(63)%

Revenue from fees, net decreased $196.8 million, or 63%, in the three months ended March 31, 2023, compared to the prior period, which included a decrease of $194.2 million in revenue from platform and referral

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
fees, net. and a decrease of $2.7 million in servicing and other fees, net. The decrease of the platform and referral fees, net was primarily driven by an 81.9% decrease in the Transaction Volume, Number of Loans from 465,537 in the three months ended March 31, 2022 to 84,084 in the same period in 2023, which was partially offset by increases in prices of our services.
Interest Income and Fair Value Adjustments, Net

	Three Months Ended March 31,		Change
	2022	2023	$	%
Interest income	$15,134	$45,315	$30,181	199%
Interest expense	(959)	(7,132)	(6,173)	(644)%
Fair value adjustments, net	(18,021)	(52,397)	(34,376)	(191)%
Total interest income and fair value adjustments, net	$(3,846)	$(14,214)	$(10,368)	(270)%

For the three months ended March 31, 2023, interest income and fair value adjustments, net decreased $10.4 million, or 270%, compared to the prior period. The decrease was primarily driven by a $25.2 million increase in unfavorable fair value adjustments for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, which includes an unrealized loss as a negative fair value adjustment of $17.0 million for the quarter ended March 31, 2023 that the Company recorded in connection with a planned sale of a pool of Upstart-powered loans, subsequent to March 31, 2023. Refer to “Note 14, Subsequent events, for additional details. The Company also recognized a $7.9 million of realized loss on the sale of loans compared to a $1.3 million gain on loan sales in the prior period. The changes were primarily due to the rising interest rate environment and higher loan delinquency rates. The increase in the negative fair value adjustments was partially offset by an increase in interest income due to an increase in unpaid principal balance of loans held on the condensed consolidated balance sheets.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2023	$	%
Sales and marketing	$133,449	$31,438	$(102,011)	(76)%
% of revenue	43%	31%
Sales and marketing expenses decreased by $102.0 million, or 76%, in the three months ended March 31, 2023 compared to the prior period. The decrease was primarily due to a $104.1 million decrease in advertising and other traffic acquisition cost. As a percentage of total revenue, sales and marketing expenses decreased from 43% to 31%.
Customer Operations

	Three Months Ended March 31,		Change
	2022	2023	$	%
Customer operations	$48,407	$40,590	$(7,817)	(16)%
% of revenue	16%	39%
Customer operations expenses decreased by $7.8 million, or 16%, in the three months ended March 31, 2023, compared to the prior period. The decrease was primarily due to a $6.4 million decrease in payroll and other personnel-related expenses. As a percentage of total revenue, customer operations expenses increased from 16% to 39%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Engineering and Product Development

	Three Months Ended March 31,		Change
	2022	2023	$	%
Engineering and product development	$49,991	$110,071	$60,080	120%
% of revenue	16%	107%
Engineering and product development expenses increased by $60.1 million, or 120%, for the three months ended March 31, 2023, compared to the prior period. The increase was primarily due to an increase of $56.9 million in payroll and other personnel-related expenses driven by an expense related to the cancellation of PRSUs, an increase in headcount, and severance payments under the January 2023 Plan. As a percentage of total revenue, engineering and product development expenses increased from 16% to 107%.
General, Administrative, and Other

	Three Months Ended March 31,		Change
	2022	2023	$	%
General, administrative, and other	$43,456	$52,663	$9,207	21%
% of revenue	14%	51%

General, administrative, and other expenses increased by $9.2 million, or 21%, for the three months ended March 31, 2023, compared to the prior period. The increase was primarily due to an increase of $8.6 million in payroll and personnel-related costs as a result of increased headcount and severance payments under the January 2023 Plan. As a percentage of total revenue, general, administrative, and other expenses increased from 14% to 51%.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2022	2023	$	%
Other income (expense), net	$(2,122)	$2,597	$4,719	222%

In the three months ended March 31, 2023, other income (expense), net increased by $4.7 million, or 222%, compared to the prior period. The increase was primarily due to an increase of $3.7 million in dividend income as yields on sweep investments have increased due to rising interest rates.
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

To address these limitations, we provide a reconciliation of Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share to income (loss) from operations and net income (loss) attributable to Upstart Holdings, Inc. common stockholders, respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income (Loss), and Adjusted Net Income (Loss) Per Share in conjunction with their respective related GAAP financial measures.

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

	Three Months Ended March 31,
	2022	2023
Revenue from fees, net	$313,982	$117,141
Income (loss) from operations	34,833	(131,835)
Operating Margin	11%	(113)%
Sales and marketing, net of borrower acquisition costs(1)	$9,635	$11,726
Customer operations, net of borrower verification and servicing costs(2)	6,080	10,784
Engineering and product development	49,991	110,071
General, administrative, and other	43,456	52,663
Interest income and fair value adjustments, net	3,846	14,214
Contribution Profit	$147,841	$67,623
Contribution Margin	47%	58%
_________

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(1)Borrower acquisition costs were $123.8 million and $19.7 million for the three months ended March 31, 2022 and 2023 respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses associated with the January 2023 Plan.
(2)Borrower verification and servicing costs were $42.3 million and $29.8 million for the three months ended March 31, 2022 and 2023, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses associated with the January 2023 Plan.

Adjusted EBITDA and Adjusted EBITDA Margin

We believe that Adjusted EBITDA and Adjusted EBITDA Margin are useful for investors to use in comparing our financial performance with the performance of other companies for the following reasons:
•Adjusted EBITDA and Adjusted EBITDA Margin are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation, and interest expense, that can vary substantially from company to company depending upon their financing and capital structures, and the method by which assets were acquired; and
•Adjusted EBITDA and Adjusted EBITDA Margin eliminate the impact of certain items such as stock-based compensation expense and certain payroll tax expense, warrant expense, acquisition-related costs, and reorganization expenses that may obscure trends in the underlying performance of our business; and
•Adjusted EBITDA and Adjusted EBITDA Margin provide consistency and comparability with our past financial performance, and facilitate comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31,
	2022	2023
Total revenue	$310,136	$102,927
Net income (loss)	32,692	(129,254)
Net Income (Loss) Margin	11%	(126)%
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	$25,929	$75,026
Depreciation and amortization	2,781	6,441
Reorganization expenses	—	15,536
Expense on convertible notes	1,169	1,174
Provision for income taxes	19	16
Adjusted EBITDA	$62,590	$(31,061)
Adjusted EBITDA Margin	20%	(30)%
_________
(1)Payroll tax expenses include the employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

We define Adjusted Net Income (Loss) as net income (loss) attributable to Upstart Holdings, Inc. common stockholders exclusive of stock-based compensation expense and certain payroll tax expense and reorganization expenses. Adjusted Net Income (Loss) Per Share is calculated by dividing Adjusted Net Income (Loss) Per Share by the weighted-average common shares outstanding. We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share are useful measures for investors in evaluating our ability to generate earnings, more readily compare between past and future periods, and provide comparability of our performance with the performance of other companies.

	Three Months Ended March 31,
	2022	2023
Net income (loss)	$32,692	$(129,254)
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	25,929	75,026
Reorganization expenses	—	15,536
Adjusted Net Income (Loss)	$58,621	$(38,692)
Net income (loss) per share:
Basic	$0.39	$(1.58)
Diluted	$0.34	$(1.58)
Adjusted Net Income (Loss) per Share:
Basic	$0.70	$(0.47)
Diluted	$0.61	$(0.47)
Weighted-average common shares outstanding:
Basic	84,230,445	81,911,433
Diluted	95,457,776	81,911,433
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

As of March 31, 2023, our primary source of liquidity was cash of $386.9 million. We also held $5.0 million of investments in certificates of deposit with maturities greater than three months as of March 31, 2023. Certificates of deposit provide a secondary source of liquidity since they can be converted into cash in a timely manner. Changes in the balance of cash are generally a result of working capital fluctuations and the timing of purchases and sales of loans facilitated through our marketplace. To finance purchases of certain loans facilitated through our lending marketplace, we rely on our warehouse credit facilities through the special-purpose trusts, or the warehouse trusts and corporate cash.

Our convertible senior notes have a principal balance of $661.3 million and bear interest at a rate of 0.25% per year, payable semiannually in arrears on February 15 and August 15 of each year. The Notes mature on August 15, 2026 unless earlier converted, redeemed, or repurchased in accordance with their terms. Refer to “Note 8. Borrowings” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our Notes.

Our warehouse credit facilities, which mature in 2024, allow us to borrow up to $175.0 million under the ULT Warehouse Credit Facility to purchase unsecured personal loans and up to $200.0 million under the UAWT Warehouse Credit Facility to purchase secured auto loans. As of March 31, 2023, we have drawn an aggregate of $350.2 million on our warehouse credit facilities. Refer to “Note 8. Borrowings” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our warehouse credit facilities.

We lease office facilities under operating lease agreements which expire between 2027 and 2032. Our cash requirements related to these lease agreements are $116.6 million, of which $15.7 million is expected to be paid within the next 12 months. Refer to “Note 10. Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our operating lease obligations.

We have committed to purchase loans from certain lending partners at the conclusion of the required holding period, which is generally equal to three business days. As of March 31, 2023, the total loan purchase commitment was $15.3 million. See “Note 11. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our loan purchase obligations.

We are actively pursuing committed capital arrangements for our platform. We have signed agreements with investors that include risk and upside sharing for both under and over performance for us and the investor for loans purchased under these arrangements These arrangements sometimes meet the definition of a derivative and their value is classified as an asset or a liability in other assets or other liabilities, respectively, in the condensed consolidated balance sheets. Refer to “Note 4. Derivative Financial Instruments” and “Note 15. Subsequent Events” for further details.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Three Months Ended March 31,
	2022	2023
Net cash used in operating activities	$(266,795)	$(75,727)
Net cash provided by (used in) investing activities	5,177	(25,852)
Net cash provided by financing activities	83,071	20,971
Decrease in cash and restricted cash	$(178,547)	$(80,608)

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

Net cash used in operating activities was $75.7 million for the three months ended March 31, 2023, which primarily consisted of a decrease of $82.2 million in net operating assets and liabilities, adjustments for non-cash items of $136.7 million, and net loss of $129.3 million. The decrease in net operating assets and liabilities was primarily related to $510.0 million in purchases of loans held-for-sale, $49.7 million decrease in payable to investors, and $19.2 million decrease in accrued expenses and other liabilities, partially offset by $449.3 million in proceeds from the sale of loans classified as held-for-sale and $57.9 million in principal payments received for loans held-for-sale.

Net Cash from Investing Activities

Net cash used in investing activities was $25.9 million for the three months ended March 31, 2023 as a result of $46.4 million purchases of loans held-for-investment and $4.3 million in capitalized software, partially offset by $24.4 million in principal payments received for loans held-for-investment.

Net Cash from Financing Activities

Net cash provided by financing activities was $21.0 million for the three months ended March 31, 2023 as a result of $60.7 million proceeds from borrowings and $5.7 million in proceeds from issuance of common stock under ESPP, partially offset by $47.0 million in payments on borrowings.

Composition of Retained Loan Portfolio

As of March 31, 2023, we held $982.2 million of loans on our condensed consolidated balance sheet. $493.1 million of these loans were originated for research and development purposes, primarily in support of our auto lending products and expansion of our unsecured personal loan product to new categories of borrowers. We also held $489.1 million of core personal loans which would otherwise be immediately purchased by institutional investors. We will continue to utilize our capital to support research and development activities and, at times, as a funding source for core personal loans during periods of marketplace funding constraints. The extent and timing of utilizing our capital as a funding source for loans will largely depend on the availability of capital in our marketplace

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
relative to the demand from qualified borrowers and our business priorities. We plan to sell retained loans to institutional investors over time in the form of secondary sales or securitizations.

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

Our critical accounting policies are described in Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to these policies for the three months ended March 31, 2023.

Recent Accounting Pronouncements

Refer to “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in market discount rates, credit risks, and interest rates. We are exposed to market risk directly through loans and securities held on our condensed consolidated balance sheets, access to the securitization markets, institutional investor demand for loans facilitated through our marketplace, and availability of funding under our current credit facilities and term loans.
Discount Rate Risk
Discount rate sensitivity refers to the risk of loss to future earnings, values or future cash flows that may result from changes in market discount rates.

As of December 31, 2022 and March 31, 2023, we were exposed to market discount rate risk on $1,010.4 million and $982.2 million, respectively, of loans held on our condensed consolidated balance sheets. The fair value of these loans is estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for loans retained on our balance sheet may change due to changes in expected loan performance or changes in the expected returns of similar financial instruments available in the market. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $12.0 million and

Upstart Holdings, Inc.
$23.7 million decrease, respectively, in the fair value of loans held on our condensed consolidated balance sheet as of December 31, 2022 and a $11.5 million and $22.8 million decrease, respectively, as of March 31, 2023.
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

The fair values of these loans, securitization notes, and residual certificates are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions. These instruments are sensitive to changes in credit risk. As of December 31, 2022 and March 31, 2023, we were exposed to credit risk on $1,010.4 million and $982.2 million, respectively, of loans held on our condensed consolidated balance sheet. These loans bear fixed interest rates and are carried on our condensed consolidated balance sheets at fair value. As of December 31, 2022, a hypothetical 10% and 20% increase in credit risk would result in a $11.9 million and $23.9 million decrease, and as of March 31, 2023, a hypothetical 10% and 20% increase in credit risk would result in a $11.7 million and $23.4 million decrease in the fair value of loans held on our condensed consolidated balance sheets, respectively.

As of December 31, 2022 and March 31, 2023, we are exposed to credit risk of $532.5 million and $451.9 million, respectively, related to cash and restricted cash held in business checking accounts and interest-bearing deposit accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our condensed consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation, or FDIC. We reduce credit risk by placing our cash and restricted cash in reputable institutions.
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

An increase or decrease in interest rates may also impact our exposure to interest rate risk on our warehouse credit facilities. As of December 31, 2022 and March 31, 2023, we were exposed to interest rate risk on $336.5 million and $350.2 million, respectively, under our warehouse credit facilities, which bear floating interest rates. Changes in interest rates may impact our cost of borrowing. From time to time, we enter into interest rate hedges in connection with our warehouse credit facilities. In February 2023, UAWT entered into a $198.7 million notional amortizing interest rate cap agreement with a strike rate of 3.0% in relation to the $200 million UAWT Warehouse Credit Facility, which uses a 1-month Secured Overnight Financing Rate (“SOFR”) as the underlying variable rate for the interest rate on the borrowings under the facility. This cap provides protection to UAWT against exposure to changes in cash flows to the extent 1-month SOFR exceeds 3.0%. This agreement also ensures that we remain compliant with the warehouse covenants. The interest rate cap has a maturity date of April 2029. Refer to “Note 4. Derivative Financial Instruments” for further details.

Our inability or failure to manage market risks could harm our business, financial condition or results of operations.

Upstart Holdings, Inc.
Equity Investment Risk

Our non-marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our investments.

Our non-marketable equity investments are in equity securities of privately-held companies without readily determinable fair values. We elected to account for each such investment using the measurement alternative which is cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment and is inherently complex due to the lack of readily available market data. We consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of each investment. We also assess our non-marketable equity securities for impairment on a quarterly basis. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations. Adjustments and impairments are recorded in other expense on the condensed consolidated statements of operations and comprehensive income (loss) upon recognition of such adjustments or impairments. As of December 31, 2022 and March 31, 2023, the carrying value of our non-marketable equity securities, which do not have readily determinable fair values, totaled $41.3 million and $41.3 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

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

Upstart Holdings, Inc.
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
•Our business has been and may continue to be adversely affected by economic conditions and other factors that we cannot control, including the recent bank failures and resulting disruption in the banking sector.
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
•Our revenue growth rate and financial performance in prior periods may not be indicative of future performance.
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
•If we are unable to manage the risks associated with the Upstart Macro Index (UMI), which is at an early research and development stage with an unproven track record, our credibility, reputation, business, financial condition and results of operations could be adversely affected.
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

Upstart Holdings, Inc.
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

Uncertainty and negative trends in general economic conditions, including significant tightening of credit markets and periods of rising and/or high interest rates, historically have created a difficult operating environment for our industry. Many factors, including factors that are beyond our control, may impact our business, financial condition and results of operations by affecting the supply of capital by our lending partners and institutional investors to fund loans or the demand by borrowers to incur loan obligations or their ability or willingness to repay their loans. These factors include, but are not limited to, interest rates, inflation, unemployment levels, personal savings rates, the 2023 bank failures and resulting disruption in the banking sector, lower consumer confidence, reduced consumer discretionary spending, conditions in the housing market, immigration policies, gas prices, energy costs, government shutdowns, trade wars and delays in tax refunds, as well as events such as natural disasters, acts of war (including the recent Russia-Ukraine conflict), terrorism, catastrophes and pandemics.

The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 5% for March 2023. In response to high levels of inflation and recession fears, the U.S. Federal Reserve has raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, increase unemployment rates, contribute to bank failures and further disrupt the banking sector. Continuing economic uncertainty and the magnitude and duration of the resulting fluctuations in business activity cannot currently be estimated and has had several effects on our business and results of operations, including, among other things:

•a reduction in the availability of loan funding and liquidity from institutional investors and the capital markets;
•lower acceptance rates from borrowers;

Upstart Holdings, Inc.
•reductions in workforce;
•decreases in origination volumes on our platform;
•increases in the use of our balance sheet to fund Upstart-powered loans;
•delays in the adoption of our AI platform by new lending partners; and
•the potential for increased delinquencies and default rates for new and existing Upstart-powered loans.

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

Our business depends on sourcing and maintaining diverse and robust loan funding programs to fund Upstart-powered loans that are not retained by our lending partners. In the three months ended March 31, 2023, 44% of the loans funded through our platform were retained by our lending partners, and 44% of loans were purchased by

Upstart Holdings, Inc.
institutional investors through our loan funding programs. Our loan funding programs include whole loan sales and pass-through certificate issuances to institutional investors, asset-backed securitization transactions, and utilization of warehouse credit facilities. While our loan funding programs are diverse, only a limited portion of such funding sources are committed. We have recently experienced reductions in capital from certain funding sources due to concerns about the current macroeconomic environment, including rapidly rising interest rates, recessionary concerns and 2023 bank failures and resulting disruption in the banking sector, which has resulted in, and could continue to result in, declines in Transaction Volume, Number of Loans and revenue. We cannot be sure that these funding sources will continue to be available on reasonable terms or at all beyond the current maturity dates of our debt financing arrangements. While we are seeking to further diversify our funding sources to include long-term capital, we do not know when these types of funding sources will become available. And when they become available to us, they may be on terms that are more costly or have less favorable terms than our existing funding sources. For example, we have agreed to compensate, subject to a limit, investors who have entered into long-term capital arrangements with us if credit losses on loans subject to these arrangements deviate from expectations. These types of terms that may be part of these long-term capital arrangements could negatively impact our financial results. Furthermore, when interest rates are high and such arrangements remain through a full economic cycle, these funding sources may become more costly during periods with lower interest rates.

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

Our success depends in significant part on the participation of our lending partners in our marketplace. In the three months ended March 31, 2023, 114% of our total revenue was generated from platform, referral and servicing fees that we receive from our lending partners. Our lending partners may suspend, limit or cease their participation in our marketplace for a number of reasons. For example, several of our lending partners have recently paused or reduced loan origination in order to limit their exposure to consumer loans in the current macroeconomic environment. In addition, the recent bank failures in 2023 and resulting disruption in the banking sector may limit our ability to attract new lending partners and may cause existing lending partners to reduce loan originations on our platform. If our lending partners continue to suspend, limit or cease their operations or otherwise terminate their relationships with us, the number of loans facilitated through our platform will decrease and our revenue will be adversely affected. Moreover, our sales and onboarding process with new lending partners can be long and unpredictable. If we are unable to timely onboard our lending partners, or if our lending partners are not willing to work with us to complete a timely onboarding process, our results of operations could be adversely affected.

Upstart Holdings, Inc.
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

For the three months ended March 31, 2023, we incurred a net loss of $129.3 million. We intend to continue to expend significant funds to continue to develop and improve our proprietary AI models, spend on marketing to increase the number of borrowers on our platform, enhance the features and overall user experience of our platform, expand the types of loan offerings on our platform and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We expect to incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from being profitable. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

Our revenue growth rate and financial performance in prior periods may not be indicative of future performance.

Upstart Holdings, Inc.

We grew rapidly in the past, and our historical revenue growth rate and financial performance may not be indicative of our future performance. Our revenue for any previous quarterly or annual periods should not be relied upon as any indication of our revenue or revenue growth in future periods. In fact, our revenue declined during the three months ended March 31, 2023. Our revenue may continue to decline in future periods for a number of reasons, which may include: adverse macroeconomic conditions, changing interest rates, slowing demand for or reduced funding through our lending marketplace offerings and services, sales of loans held on our balance sheet at a loss, increasing competition, credit market volatility, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities.

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

Our quarterly results of operations, including the levels of our revenue, net income (loss) attributable to Upstart Holdings, Inc. common stockholders and other key metrics, are likely to vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results for any one quarter are not necessarily an accurate indication of future performance. Our quarterly financial results may fluctuate due to a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly financial results include but are not limited to:
•general economic conditions, including economic slowdowns, recessions, interest rate changes, inflation, tightening of credit markets, 2023 bank failures and resulting disruption in the banking sector;
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

Upstart Holdings, Inc.
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

The performance of loans facilitated by our platform is significantly dependent on the effectiveness of our proprietary AI models used to evaluate a borrower’s credit profile and likelihood of default. While our AI models are continually adjusted to account for certain macroeconomic conditions, the bulk of the data gathered and the development of our AI models have largely occurred during a period of sustained economic growth or during the COVID-19 pandemic when extraordinary government stimulus impacted the economy. Our AI models have not been extensively tested during other adverse economic cycles. There is no assurance that our AI models can accurately predict loan performance during periods of adverse economic conditions. If our AI models are unable to accurately reflect the credit risk of loans under such economic conditions, our lending partners, institutional investors in our loan funding programs and we may experience greater than expected losses on such loans, which would harm our reputation and erode the trust we have built with our lending partners and institutional investors in our loan funding programs. For example, in response to the COVID-19 pandemic, the federal government quickly implemented stimulus measures. The subsequent discontinuation of those stimulus measures has increased, and may continue to increase, the delinquency and default rates of borrowers of Upstart-powered loans, which has increased uncertainty about the effectiveness of our AI models among lending partners, institutional investors and others. In addition, we consider credit performance to be one of the most important measures of the effectiveness of our AI models and focus on credit performance compared to the expectations of our lending partners or institutional investors at the time of origination. For loans purchased by institutional investors, our 2021 through mid-2022 vintages have underperformed relative to target returns. Moreover, the fair value of the loans on our balance sheet has declined in the quarter ended March 31, 2023 and may decline in future down-cycle economic conditions. Any of these factors could adversely affect our business, financial condition and results of operations.

If we are unable to manage the risks associated with the Upstart Macro Index (UMI), which is at an early research and development stage with an unproven track record, our credibility, reputation, business, financial condition and results of operations could be adversely affected.
UMI is our effort to quantify the level of macroeconomic risks in terms of the losses or defaults within Upstart-powered loan portfolios. UMI is at an early stage of its development and does not have a long history or track record. Since it is a new initiative, UMI remains unproven and, therefore, may not perform as expected. We intend to continue our research and development efforts to improve UMI, and we expect that such efforts could result in changes or revisions to current or past UMI values. Any significant changes or revisions could harm our

Upstart Holdings, Inc.
reputation and credibility with our lending partners and institutional investors, which in turn could adversely affect our business, financial condition and results of operations.

Furthermore, the correlation between UMI and the level of macroeconomic risks in terms of losses or defaults within Upstart-powered loan portfolios may not be as significant or meaningful as we expect. If the correlation between UMI and the level of macroeconomic risks is misaligned or skewed in a way that is unacceptable to our lending partners or institutional investors, or UMI fails to accurately or adequately quantify the level of macroeconomic risks, this lack of a meaningful correlation may result in distrust or disregard of UMI. This outcome could adversely affect our reputation and credibility with our lending partners and institutional investors and thus, negatively impact our business, financial condition and results of operations.

UMI is based on our analysis of the losses within Upstart-powered loan portfolios and is specific to our borrower base. UMI is not intended to measure the macroeconomic risks in terms of losses of loan portfolios or asset classes that are not Upstart-powered loans, including loans held by other segments of the U.S. population. It is not designed to measure the current state of the overall economy or to measure or predict future macroeconomic conditions, trends or risks. It is also not designed to measure or predict Upstart’s future loan performance, results of operations or stock price. Investors, lending partners and analysts may improperly use or rely on UMI for these or other unintended purposes, or otherwise misunderstand or misinterpret UMI. If UMI is misunderstood or misinterpreted in these ways, it could harm our reputation and credibility with our lending partners and institutional investors and impair our ability to retain and attract them to our lending marketplace. This could further reduce the number or types of Upstart-powered loans that our lending partners and institutional investors are willing to fund. Any failure to manage the foregoing risks could adversely affect our ability to maintain a diverse and robust loan funding program, which in turn would negatively impact our business, financial condition and results of operations.

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

During periods of financial disruption and economic uncertainty, such as the financial crisis that began in 2008, the beginning of the COVID-19 pandemic in the spring of 2020, periods of significant market volatility driven by rapidly rising interest, inflation rates and recessionary concerns in 2022 and the bank failures in 2023 and resulting disruption of the banking sector, the securitization market has been constrained, and this could continue or occur again in the future. In addition, other matters, such as (i) accounting standards applicable to securitization

Upstart Holdings, Inc.
transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities, could result in decreased institutional investor demand for securities issued through our securitization transactions, or increased competition from other institutions that undertake securitization transactions. In addition, compliance with certain regulatory requirements, including the Dodd-Frank Act, the Investment Company Act and the so-called “Volcker Rule,” may affect the type of securitizations that we are able to complete.

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

The gain on sale and related servicing fees generated by our whole loan sales, and the servicing fees based on sales of asset-backed securities, also represent a material portion of our earnings. We cannot assure you that our loan purchasers will continue to purchase loans or securities (either through whole loan sales or asset-backed securities) or that they will continue to purchase loans in transactions that generate the same spreads and/or fees that we have historically obtained. During the three months ended March 31, 2023, we sold loans that had been originated in an earlier, lower interest rate environment. We recognized losses on these sales which reduced our revenue. As we hold more loans on our balance sheet, or hold these loans for longer periods and interest rates rise, our business, financial condition and results of operation could be adversely affected, including further reductions in revenue. Factors that may affect loan purchaser demand for loans include:
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

Upstart Holdings, Inc.
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

Cross River Bank, or CRB, a New Jersey-chartered community bank, originates a majority of the loans on our platform. In the three months ended March 31, 2022 and 2023, CRB originated 52% and 42%, respectively, of the Transaction Volume, Number of Loans. CRB also accounts for a large portion of our revenues. In the three months ended March 31, 2022 and 2023, fees received from CRB accounted for 46% and 30%, respectively, of our total revenue. CRB retains a proportion of the loans they originate on their own balance sheet, and sells the remainder of the loans to us, which we in turn sell to institutional investors, sell to our warehouse trust special purpose entities or retain on our balance sheet. Our most recent commercial arrangement with CRB began on January 1, 2019 and has a term of four years with an automatic renewal provision for an additional two years following the initial four-year term. Either party may choose to not renew by providing the other party 120 days’ notice prior to the end of the initial term or any renewal term. In addition, even during the term of our arrangement, CRB could choose to reduce the volume of Upstart-powered loans that it chooses to originate and/or retain on its balance sheet. We or CRB may terminate our arrangement immediately upon a material breach by the other party and failure to cure such breach within a cure period, if any representations or warranties are found to be false and such error is not cured within a cure period, bankruptcy or insolvency of either party, receipt of an order or judgment by a governmental entity, a material adverse effect, or a change of control whereby such party involved in such change of control provides 90 days’ notice to the other and payment of a termination fee of $450,000. If we are unable to continue to increase the number of other lending partners on our platform or if CRB or one of our other lending partners were to suspend, limit or cease their operations or otherwise terminate their relationship with us, our business, financial condition and results of operations would be adversely affected.

In both the three months ended March 31, 2022 and 2023, one other lending partner originated 38% and 28% of the Transaction Volume, Number of Loans. In the three months ended March 31, 2022 and 2023, the fees received from this lending partner accounted for 31% and 18% of our total revenue, respectively.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Recent financial, political and other events, including the 2023 bank failures and the resulting disruption in the banking sector, may increase the level of regulatory scrutiny on financial technology companies. Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. For example, in April 2022, the CFPB announced that it intends to examine nonbank financial companies that pose risks to consumers, and in November 2022, the Treasury Department issued a report encouraging the CFPB to increase its supervisory activity with respect to larger nonbank lenders. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. In addition, the Biden Administration recently announced a government-wide effort to eliminate “junk fees” which could subject our business practices to even further scrutiny. The CFPB’s action on junk fees thus far has largely focused on fees associated with deposit products, such as “surprise” overdraft fees and not-sufficient-funds fees, that are not within scope of Upstart’s products or services. However, what constitutes a “junk fee” remains undefined. The CFPB has called out other fees, such as pay-to-pay fees charged by debt collectors, and is actively soliciting consumer input on

Upstart Holdings, Inc.
fee practices associated with other consumer financial products or services, signaling that the “junk fee” initiative is likely to continue to broaden in scope. While Upstart believes that the costs it charges are reasonable under the circumstances and does not charge any fees that have been scrutinized by the CFPB thus far, we expect that we would still be subject to some additional scrutiny should the “junk fee” initiative expands to include fees directly associated with consumer lending products.

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

Upstart Holdings, Inc.
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

Over the last several years, we experienced rapid growth in our business. Our rapid growth during that time placed significant demands on our management, processes and operational, technological and financial resources. More recently, economic headwinds in 2022 led to us announcing reductions in our workforce in November 2022 and January 2023 which were intended to help us achieve a more cost-efficient organization. These fluctuations in the momentum of our business challenge our ability to manage our growth effectively and to integrate new employees and technologies into our existing business. Our success as a business continues to require us to retain, attract, train, motivate and manage employees and invest strategically to refine our operational, technological and financial infrastructure. As part of that effort and from time to time, we rely on temporary independent contractor programs to scale our operations team. Failure to effectively implement and manage such programs could result in misclassification or other employment related claims or inquiries by governmental agencies. Continued fluctuations in the momentum of our business will strain our ability to develop and improve our operational, technological, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Any of the foregoing factors could negatively affect our business, financial condition and results of operations. See also the risk factor titled “We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain and motivate our personnel, our business, financial condition and results of operations could be adversely affected.”

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

The consumer lending market is highly competitive and increasingly dynamic as emerging technologies continue to enter the marketplace. With the introduction of new technologies and the influx of new entrants, competition may persist and intensify in the future, which could have an adverse effect on our operations or business.

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

Upstart Holdings, Inc.
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

Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated. We are subject to the risk of fraudulent activity associated with borrowers and third parties handling borrower information and in limited situations cover certain fraud losses of our lending partners and institutional investors in our loan funding programs. For example, in the third quarter of 2021 and the first quarter of 2022, we experienced temporary increases in fraudulent activity. Fraud rates could also increase in a down-cycle economy. We use several identity and fraud detection tools, including tools provided by third-party vendors and our proprietary AI models, to predict and otherwise validate or authenticate applicant-reported data and data derived from third-party sources. If such efforts are insufficient to accurately detect and prevent fraud, the level of fraud-

Upstart Holdings, Inc.
related losses of Upstart-powered loans could increase, which would decrease confidence in our AI lending marketplace. In addition, our lending partners, institutional investors in our loan funding programs or we may not be able to recover amounts disbursed on loans made in connection with inaccurate statements, omissions of fact or fraud, which could erode the trust in our brand and negatively impact our ability to attract new lending partners and institutional investors in our loan funding programs.

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

Upstart Holdings, Inc.
hiring and training their replacements. While we are in the process of training their replacements, the quality of our services and our ability to serve our lending partners, institutional investors and borrowers whose loans we service may suffer, resulting in an adverse effect on our business.

Furthermore, we have reduced our workforce in November 2022 and January 2023 and may further reduce our workforce in the future to lower our operating costs and streamline operations. These reductions in our workforce may adversely affect employee morale, our culture and our ability to attract and retain personnel who are critical to our business. It may also negatively impact our ability to pursue new initiatives due to insufficient resources and personnel. We may be unsuccessful in distributing duties and obligations of impacted employees among the remaining employees. We also may not realize the anticipated benefits and cost savings and may suffer unintended consequences, such as the loss of institutional knowledge, higher than expected employee turnover and significant disruptions in our day-to-day operations. If we are unable to realize the expected operational efficiencies or cost savings from the reductions in our workforce, or if we experience significant adverse consequences as a result, our business, financial conditions and results of operations may be adversely affected.

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

Upstart Holdings, Inc.
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

While we regularly monitor data flow inside and outside the company, attackers have become very sophisticated in the way they conceal access to systems, and we may not be aware that we have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information or other sensitive information that we or our vendors maintain, including our own proprietary business information and sensitive information such as personal information regarding borrowers, loan applicants or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors to comply with our privacy, confidentiality or data security-related legal or other obligations to our lending partners or other third parties, actual or perceived security breaches, or any security incidents or other events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause our lending partners and other third parties to lose trust in us or we could be subject to claims by our lending partners and other third parties that we have breached our privacy- or confidentiality-related obligations, which could harm our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. There can be no assurance that our security measures intended to protect our information technology systems and infrastructure will successfully prevent service interruptions or security incidents. For example, in April 2020, we were made aware of a software error which allowed access to certain consumers’ accounts through the Upstart website without providing such consumers’ passwords. As a result, certain of such consumers’ personal information, such as their name, address and job information (but not full social security information), could be accessed by a third party. We promptly deployed an update to our software to address such vulnerability and conducted an internal investigation. We are not aware of any information being compromised as a result of this error. We cannot provide any assurance that similar vulnerabilities will not arise in the future as we continue to expand the features and functionalities of our platform and introduce new loan products on our platform, and we expect to continue investing substantially to protect against security vulnerabilities and incidents.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

In our loan funding programs, including asset-backed securitizations, pass-through certificate transactions, warehouse credit facilities and whole loan sales, we make numerous representations and warranties concerning the characteristics of the Upstart-powered loans sold and transferred in connection with such transactions, including representations and warranties that the loans meet the eligibility requirements of those facilities and of institutional investors in our loan funding programs. If those representations and warranties were not accurate when made and are not timely cured or incurable, we may be required to repurchase the underlying loans. Failure to repurchase such loans could constitute a default, an event of default or termination event under the agreements governing our various loan funding programs and could require us to indemnify certain financing parties. Through March 31, 2023, the number of repurchased Upstart-powered loans as a result of inaccurate representations and warranties represents less than 0.37% of all Upstart-powered loans. While only a small number of Upstart-powered loans have been historically repurchased by us, there can be no assurance that we would have adequate cash or other qualifying assets available to make such repurchases if and when required. Such repurchases could be limited in scope, relating to small pools of loans, or significant in scope, across multiple pools of loans. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, our business, financial condition and results of operations could be adversely affected.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Significant natural disasters or other catastrophic events, such as earthquakes, fires, hurricanes, blizzards, or floods (many of which are becoming more acute and frequent as a result of climate change), or interruptions by strikes, crime, terrorism, epidemics, pandemics, cyber-attacks, computer viruses, internal or external system failures, telecommunications failures, a failure of banking or other financial institutions, power outages or increased risk of cybersecurity breaches due to a swift transition to remote work brought about by a catastrophic event, could have an adverse effect on our business, results of operations and financial condition.

The long-term effects of climate change on the global economy and our industry in particular are unclear; however, we recognize that there are inherent climate-related risks wherever business is conducted. Either of our headquarters may be vulnerable to the adverse effects of climate change. One of our headquarters is located in the

Upstart Holdings, Inc.
San Francisco Bay Area, a region that is prone to seismic activity and has experienced and may continue to experience, climate-related events and at an increasing rate. Examples include but are not limited to drought and water scarcity, warmer temperatures, wildfires and air quality impacts and power shut-offs associated with wildfire prevention. The increasing intensity of drought throughout California and annual periods of wildfire danger increase the probability of planned power outages. Our other headquarters in Columbus, Ohio is a region at higher risk for extreme winter weather, including blizzards. Although we maintain a disaster response plan and insurance, such events could disrupt our business, the business of our lending partners or third-party suppliers, and may cause us to experience losses and additional costs to maintain and resume operations. We may not maintain sufficient business interruption or property insurance to compensate us for potentially significant losses, including potential harm to our business that may result from interruptions in our ability to provide our financial products and services.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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
We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. treasury, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

At the state level, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, requires, among other things, that covered companies provide disclosures to California residents and afford such persons new abilities to opt-out of certain sales or retention of their personal information by us. Aspects of the CCPA and its interpretation remain unclear. In addition, California voters approved Proposition 24 in the November 2020 election to create the California Privacy Rights Act, or CPRA, which amends and purports to strengthen the CCPA and created a state agency, the California Privacy Protection Agency, to enforce privacy laws. The CPRA amendments create obligations relating to consumer data as of January 1, 2023 (with a one-year lookback), and enforcement beginning July 1, 2023. Following the enactment of the CCPA, in March 2021, Virginia enacted the

Upstart Holdings, Inc.
Virginia Consumer Data Protection Act of 2021, or VCDPA; in June 2021 Colorado enacted the Colorado Privacy Act, or CPA; in March 2022, Utah, enacted the Utah Consumer Privacy Act, or UCPA; in May 2022, Connecticut enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, or CTDPA; and in March 2023, Iowa enacted an Act Relating to Consumer Data Protection, or ICDPA. The VCDPA went into effect on January 1, 2023, and the CPA and CTDPA both go into effect on July 31, 2023. The UCPA will go into effect December 31, 2023. The ICDPA will go into effect January 1, 2025. Additionally, other U.S. states are proposing and enacting laws and regulations that impose obligations similar to the CCPA or that otherwise involve significant obligations and restrictions.

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

Upstart Holdings, Inc.
SEC exempting us from regulation under the Investment Company Act, subject to certain conditions. Notwithstanding the exemptive order, we believe that we have never been an investment company because, among other reasons, we are primarily engaged in the business of providing an AI-based lending platform to lending partners.

If the exemptive order ceases to apply to our business, and we are not able to rely on other exemptions from investment company status, we could be deemed an investment company and may be required to institute burdensome compliance requirements, restricting our activities in a way that could adversely affect our business, financial condition and results of operations. For example, among other things, we could be subject to investment company governance requirements; restricted as to future borrowings and in our transactions with affiliates; and be more limited in available corporate financing alternatives and compensation arrangements. If we were ever deemed to be in non-compliance with the Investment Company Act, we could also be subject to various penalties, including administrative or judicial proceedings that might result in censure, fine, civil penalties, cease-and-desist orders or other adverse consequences, as well as private rights of action, any of which could materially adversely affect our business.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
may stay on our balance sheet indefinitely, including some loans that are the result of product development activities.

Under our warehouse credit facility for unsecured personal loans (the “ULT Warehouse Credit Facility”), we may borrow from an aggregate of $175.0 million financing capacity, of which $100.0 million is committed and $75.0 million is uncommitted, until the earlier of June 15, 2023 and an accelerated amortization event. Any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity in June 2024. As of March 31, 2023, the amount borrowed under the ULT Warehouse Credit Facility was $151.7 million, and $210.4 million of aggregated fair value of loans purchased were pledged as collateral. Under our warehouse facility for auto loans (the “UAWT Warehouse Credit Facility”), we may borrow up to $200 million until June 14, 2024, and any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity twelve months after the determined amortization date. As of March 31, 2023, the amount borrowed under the UAWT Warehouse Credit Facility was $198.4 million, and $298.2 million of aggregated fair value of loans purchased were pledged as collateral.

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

Our asset-backed securities have been subject to downgrades in the past, and any future downgrade or non-publication of ratings may increase the interest rates that are required to attract investment in such asset-backed securities, adversely impacting our ability to provide loan liquidity to our lending partners and whole loan purchasers. As a result, our lack of parent debt rating and any further downgrades to the ratings of our asset-backed securities could negatively impact our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

As of March 31, 2023, a valuation allowance has been recorded to recognize only deferred tax assets that are more likely than not to be realized in the United States federal and state tax jurisdictions. Our net deferred tax assets are primarily related to net operating loss carryforwards, or NOLs. We assess the available positive and

Upstart Holdings, Inc.
negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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
•other events or factors, including those resulting from war, incidents of terrorism, political unrest, natural disasters, pandemics or responses to these events; and
•general economic conditions, including economic slowdowns, recessions, rising interest and inflation rates, tightening of credit markets and the 2023 bank failures and resulting disruption in the banking sector.

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

Upstart Holdings, Inc.
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

Our amended and restated certificate of incorporation authorizes us to issue 618,740,324 shares of authorized but unissued common stock and rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 6,004,507 shares for issuance under our 2020 Equity Incentive Plan subject to

Upstart Holdings, Inc.
adjustment in certain events. Any common stock that we issue, including under our 2020 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our common stock.

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

Upstart Holdings, Inc.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no repurchases of the Company’s common stock during the three months ended March 31, 2023.

Upstart Holdings, Inc.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
—————
*    Filed herewith.
+    Indicates management contract or compensatory plan.
^    Portions of this exhibit (indicated by asterisk) have been excluded because such information is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
#    The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Upstart Holdings, Inc.
(Registrant)

Date: May 9, 2023	By:	/s/ Dave Girouard
Dave Girouard
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Sanjay Datta
Sanjay Datta
Chief Financial Officer
(Principal Financial Officer)