Form 10-Q
period 2023-06-30
Upstart Holdings, Inc.
filed 2023-08-09
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
(833) 212-2461
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 1, 2023 there were 83,887,658 shares of the registrant’s common stock outstanding.

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
•our ability to successfully maintain a diversified and resilient loan funding strategy, including lending partnerships and whole loan sales and securitization transactions;
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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	June 30,
	2022	2023
Assets
Cash	$422,411	$443,672
Restricted cash	110,056	66,221
Loans (at fair value)	1,010,421	837,565
Property, equipment, and software, net	44,168	47,010
Operating lease right of use assets	86,335	80,349
Beneficial interests (at fair value)	—	28,664
Non-marketable equity securities	41,250	41,250
Goodwill	67,062	67,062
Other assets (includes $42,648 and $47,585 at fair value as of December 31, 2022 and June 30, 2023, respectively)	154,351	151,919
Total assets(a)	$1,936,054	$1,763,712
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$18,715	$6,937
Payable to investors	90,777	44,049
Borrowings	986,394	930,653
Accrued expenses and other liabilities (includes $8,820 and $6,927 at fair value as of December 31, 2022 and June 30, 2023, respectively)	66,946	47,689
Operating lease liabilities	100,787	96,239
Total liabilities(a)	1,263,619	1,125,567
Stockholders’ equity:
Common stock, $0.0001 par value; 700,000,000 shares authorized; 81,259,676 and 83,811,484 shares issued and outstanding as of December 31, 2022 and June 30, 2023, respectively	8	8
Additional paid-in capital	714,871	838,000
Accumulated deficit	(42,444)	(199,863)
Total stockholders’ equity	672,435	638,145
Total liabilities and stockholders’ equity	$1,936,054	$1,763,712
____________
(a)The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by Upstart Holdings, Inc. at December 31, 2022 and June 30, 2023. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. The holders of the beneficial interests do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	June 30,
	2022	2023
Assets
Cash	$838	$1,650
Restricted cash	13,147	11,435
Loans (at fair value)	958,822	807,165
Other assets (includes $2,244 and $11,039 at fair value as of December 31, 2022 and June 30, 2023, respectively)	11,674	17,822
Total assets	$984,481	$838,072

Liabilities
Borrowings	$336,452	$279,179
Accrued expenses and other liabilities	1,378	1,547
Total liabilities	337,830	280,726
Total net assets	$646,651	$557,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenue:
Revenue from fees, net	$258,345	$143,689	$572,327	$260,830
Interest income and fair value adjustments, net:
Interest income	28,974	33,916	44,108	79,231
Interest expense	(2,313)	(4,282)	(3,272)	(11,414)
Fair value and other adjustments	(56,844)	(37,557)	(74,865)	(89,954)
Total interest income and fair value adjustments, net	(30,183)	(7,923)	(34,029)	(22,137)
Total revenue	228,162	135,766	538,298	238,693
Operating expenses:
Sales and marketing	105,212	23,891	238,661	55,329
Customer operations	51,072	36,797	99,479	77,387
Engineering and product development	57,045	57,974	107,036	168,045
General, administrative, and other	46,940	50,448	90,396	103,111
Total operating expenses	260,269	169,110	535,572	403,872
Income (loss) from operations	(32,107)	(33,344)	2,726	(165,179)
Other income, net	2,260	5,197	138	7,794
Net income (loss) before income taxes	(29,847)	(28,147)	2,864	(157,385)
Provision for income taxes	24	18	43	34
Net income (loss)	$(29,871)	$(28,165)	$2,821	$(157,419)

Net income (loss) per share, basic	$(0.36)	$(0.34)	$0.03	$(1.91)
Net income (loss) per share, diluted	$(0.36)	$(0.34)	$0.03	$(1.91)
Weighted-average number of shares outstanding used in computing net income (loss) per share, basic	83,833,963	83,130,638	84,031,109	82,524,403
Weighted-average number of shares outstanding used in computing net income (loss) per share, diluted	83,833,963	83,130,638	94,509,060	82,524,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2022	84,676,746	$9	$777,582	$98,913	$876,504
Issuance of common stock upon exercise of stock options	915,412	—	3,781	—	3,781
Issuance of common stock upon settlement of restricted stock units	99,652	—	—	—	—
Stock-based compensation expense	—	—	31,699	—	31,699
Repurchases of stock	(3,503,438)	(1)	(125,041)	—	(125,042)
Net loss	—	—	—	(29,871)	(29,871)
Balance as of June 30, 2022	82,188,372	$8	$688,021	$69,042	$757,071

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	83,659,665	$8	$740,849	$66,221	$807,078
Issuance of common stock upon exercise of stock options	1,804,373	1	9,406	—	9,407
Issuance of common stock upon settlement of restricted stock units	179,878	—	—	—	—
Stock-based compensation expense	—	—	58,376	—	58,376
Issuance of common stock under employee stock purchase plan	47,894	—	4,431	—	4,431
Repurchases of stock	(3,503,438)	(1)	(125,041)	—	(125,042)
Net income	—	—	—	2,821	2,821
Balance as of June 30, 2022	82,188,372	$8	$688,021	$69,042	$757,071

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2023	82,600,748	$8	$798,898	$(171,698)	$627,208
Issuance of common stock upon exercise of stock options	439,600	—	5,135	—	5,135
Issuance of common stock upon settlement of restricted stock units	771,183	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(47)	—	(1)	—	(1)
Stock-based compensation expense	—	—	33,968	—	33,968
Net loss	—	—	—	(28,165)	(28,165)
Balance as of June 30, 2023	83,811,484	$8	$838,000	$(199,863)	$638,145

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	81,259,676	$8	$714,871	$(42,444)	$672,435
Issuance of common stock upon exercise of stock options	770,693	—	6,672	—	6,672
Issuance of common stock upon settlement of restricted stock units	1,469,356	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(375)	—	(6)	—	(6)
Stock-based compensation expense	—	—	110,735	—	110,735
Issuance of common stock under employee stock purchase plan	312,134	—	5,728	—	5,728
Net loss	—	—	—	(157,419)	(157,419)
Balance as of June 30, 2023	83,811,484	$8	$838,000	$(199,863)	$638,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2023
Cash flows from operating activities
Net income (loss)	$2,821	$(157,419)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of financial instruments	49,103	98,638
Stock-based compensation	55,379	106,705
Gain on loan servicing arrangement, net	(17,732)	(6,960)
Depreciation and amortization	6,135	10,866
Non-cash interest expense	1,537	1,533
Other	—	(1,917)
Net changes in operating assets and liabilities:
Purchase of loans held-for-sale	(5,922,801)	(1,250,346)
Proceeds from sale of loans held-for-sale	5,431,635	1,266,604
Principal payments received for loans held-for-sale	66,790	101,829
Other assets	13,196	(3,826)
Operating lease liability and right-of-use asset	5,265	1,438
Accounts payable	15,079	(11,786)
Payable to investors	(1,886)	(50,836)
Accrued expenses and other liabilities	(24,959)	(17,871)
Net cash provided by (used in) operating activities	(320,438)	86,652

Cash flows from investing activities
Purchase of loans held-for-investment	(13,876)	(83,868)
Proceeds from sale of loans held-for-investment	83	—
Principal payments received for loans held-for-investment	18,524	50,427
Principal payments received for notes receivable and repayments of residual certificates	3,912	2,996
Acquisition of beneficial interests	—	(26,427)
Purchase of non-marketable equity securities	(1,000)	—
Purchase of property and equipment	(5,578)	(1,150)
Capitalized software costs	(6,829)	(6,324)
Net cash used in investing activities	(4,764)	(64,346)

Cash flows from financing activities
Proceeds from borrowings	261,199	340,370
Repayments of borrowings	(101,613)	(397,644)
Proceeds from issuance of common stock under employee stock purchase plan	4,431	5,728
Proceeds from exercise of stock options	9,407	6,672
Taxes paid related to net share settlement of equity awards	—	(6)
Repurchases of common stock	(125,042)	—
Net cash provided by (used in) financing activities	48,382	(44,880)
Change in cash and restricted cash	(276,820)	(22,574)

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2023
Cash and restricted cash
Cash and restricted cash at beginning of period	1,191,241	532,467
Cash and restricted cash at end of period	$914,421	$509,893

Supplemental disclosures of cash flow information
Cash paid for interest	$4,076	$12,240
Cash (received) paid for income taxes, net	52	(989)

Supplemental disclosures of non-cash investing and financing activities
Beneficial interests included in payable to investors	—	4,108
Capitalized stock-based compensation expense	$2,997	$4,030

The following presents cash and restricted cash by category within the unaudited condensed consolidated balance sheets:

	December 31,	June 30,
	2022	2023
Cash	$422,411	$443,672
Restricted cash	110,056	66,221
Total cash and restricted cash	$532,467	$509,893

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

Significant estimates and assumptions made in the accompanying condensed consolidated financial statements, which Management believes are critical in understanding and evaluating the Company’s reported financial results include: (i) fair value determinations; (ii) stock-based compensation; (iii) consolidation of VIEs; and (iv) the evaluation for impairment of goodwill. The Company bases its estimates on various factors it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.
Derivative Financial Instruments
The Company evaluates its contracts and financial instruments to determine if these contracts and instruments or their parts meet the definition of derivatives in accordance with the requirements of FASB Accounting Codification (ASC) 815, Derivatives and Hedging. Derivatives are recorded on the condensed consolidated balance sheets at fair value with changes in the value recorded in earnings on the condensed consolidated statements of operations and comprehensive income (loss), and are reported within the net cash provided by (used in) operating activities in the condensed consolidated statements of cash flows. The Company uses derivative instruments to manage risks related to our ongoing business operations, including managing interest

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

rates on our warehouse facilities. The Company does not employ derivatives for trading or speculative purposes and has no derivatives classified as accounting hedges. Refer to “Note 4. Derivative Financial Instruments” for additional information.

Beneficial Interests

Beneficial interests represent the Company’s right to receive or an obligation to make cash payments to certain loan buyers based on the performance of credit losses of the underlying loan portfolios. The Company evaluates these arrangements to determine if they or their components meet the characteristics of derivative instruments. Beneficial interests that meet such characteristics are reported in accordance with the derivative financial instruments policy. For other beneficial interests that meet the criteria of a debt security, the Company has elected to record the arrangement at fair value and recognize the changes in their fair value in earnings on the condensed consolidated statements of operations and comprehensive income (loss). Refer to “Note 5. Beneficial Interests” for additional information.
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

 2.    Revenue
Revenue from fees, net

The Company disaggregates revenue from fees by type of service for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenue from fees, net:
Platform and referral fees, net	$211,610	$105,765	$483,422	$183,422
Servicing and other fees, net	46,735	37,924	88,905	77,408
Total revenue from fees, net	$258,345	$143,689	$572,327	$260,830
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

After origination, Upstart-powered loans are either retained by lending partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans purchased by the Company, Upstart pays lending partners a one-time loan premium fee upon completion of the minimum contractual holding period. Upstart also pays lending partners monthly loan trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized $6.1 million and $14.8 million of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net during the three and six months ended June 30, 2022, respectively, and $2.0 million and $3.4 million during the three and six months ended June 30, 2023, respectively.

As of December 31, 2022 and June 30, 2023, the Company recognized $4.9 million and $4.3 million of loan trailing fee liability, respectively, which is recorded at fair value and included within accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets. Refer to “Note 6. Fair Value Measurement” for additional information on changes in fair value associated with trailing fee liabilities.

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

The Company had $31.1 million and $23.0 million of accounts receivable that are included in other assets on the condensed consolidated balance sheets related to contracts with customers as of December 31, 2022 and June 30, 2023, respectively. The standard payment terms on accounts receivable are 30 days. The Company’s allowance for bad debt and bad debt expense were immaterial for the periods presented.

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to employees in connection with the acquisition of lending partners. Capitalized costs are amortized over the expected period of benefit, which we have determined, based on an analysis, to be three years. The Company applies the practical expedient to expense costs to obtain contracts with customers if the amortization period is one year or less. As of December 31, 2022 and June 30, 2023, the Company had a $2.6 million and $2.5 million amount of contract costs, respectively, capitalized within other assets on the condensed consolidated balance sheets. The Company amortized an immaterial amount of capitalized contracts costs to sales and marketing in the condensed consolidated statements of operations and comprehensive income (loss) for the periods presented.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Customers accounting for greater than 10% of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2022	2023	2022	2023
Customer A	50%	33%	48%	31%
Customer B	28%	27%	30%	28%
Customer C	*	11%	*	11%
* Less than 10%

Customers accounting for greater than 10% of accounts receivable were as follows:

	December 31,	June 30,
	2022	2023
Customer C	23%	25%

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

Servicing and other fees, net also include gains and losses on assets and liabilities recognized under loan servicing arrangements for loans retained by lending partners or loans sold to institutional investors. Such gains or losses are recognized based on whether the benefits of servicing are expected to be more or less than adequate compensation for servicing obligations performed by the Company. Servicing fees also include changes in fair value of loan servicing assets and liabilities in the periods presented. Refer to “Note 6. Fair Value Measurement” for additional information on changes in fair value associated with servicing assets and liabilities.

The Company recognized a net gain related to loan servicing rights upon loan sales for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net gain related to loan servicing rights	$9,027	$3,347	$17,732	$6,960

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

The Company recognized collection agency fees and borrower fees, which are included in servicing and other fees, net for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Collection agency fees	$2,565	$3,752	$4,555	$7,668
Borrower fees	$5,890	$6,904	$11,120	$14,641
Interest Income and Fair Value Adjustments, Net

Interest income and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments, held in the Company’s normal course of business at fair value, including derivatives, beneficial interests, loans and notes receivable and residual certificates.

The following table presents components of the interest income and fair value adjustments, net presented in the Company’s condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Interest income	$28,974	$33,916	$44,108	$79,231
Interest expense	(2,313)	(4,282)	(3,272)	(11,414)
Fair value and other adjustments
Unrealized loss, charge-offs, and other adjustments, net	(31,477)	(26,110)	(50,786)	(70,654)
Realized loss on sale of loans, net	(25,367)	(11,447)	(24,079)	(19,300)
Total fair value and other adjustments, net	(56,844)	(37,557)	(74,865)	(89,954)

Total interest income and fair value adjustments, net	$(30,183)	$(7,923)	$(34,029)	$(22,137)

Interest income

Interest income is recognized based on the terms of the underlying agreements with borrowers for loans held on the Company’s condensed consolidated balance sheets and is earned over the life of a loan.

Interest income also includes accrued interest earned on outstanding loans but not collected. Loans that have reached a delinquency of over 120 days are classified as non-accrual status and any accrued interest recorded in relation to these loans is reversed in the respective period. The Company does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2022 and June 30, 2023, the Company has recorded $12.8 million and $13.0 million of accrued interest income in loans on the condensed consolidated balance sheets, respectively.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Interest expense

Interest expense is primarily related to interest recorded on the Company’s borrowings on warehouse credit facilities. Interest expense includes accrued interest incurred but not paid. Accrued interest expenses were immaterial as of December 31, 2022 and June 30, 2023. Interest expense also includes changes in fair value of the interest rate cap, which were immaterial for the three and six months ended June 30, 2023. Refer to “Note 4. Derivative Financial Instruments” for additional information.
Fair value and other adjustments, net

Fair value and other adjustments, net include changes in fair value of financial instruments, other than loan servicing assets and liabilities and the interest rate cap. These adjustments are recorded in the Company’s condensed consolidated statements of operations and comprehensive income (loss) and include both realized and unrealized changes to the value of related assets and liabilities. Refer to “Note 6. Fair Value Measurement” for additional information.

Fair value and other adjustments, net also includes amounts received from borrowers for previously charged-off loans held on the Company’s condensed consolidated balance sheets. These amounts are recognized in the period when amounts are received.

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
Warehouse Entities

The Company established Upstart Loan Trust (“ULT”) and Upstart Auto Warehouse Trust (“UAWT”) to enter into warehouse credit facilities for the purpose of purchasing Upstart-powered loans. Refer to “Note 9. Borrowings” for additional information. The entities are Delaware statutory trusts that are structured to be bankruptcy-remote, with third-party banks operating as trustees.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Other Consolidated VIE

The Company has formed a number of VIEs for the purpose of holding Upstart-powered loans that are not pledged or eligible to be pledged to the Company’s warehouse credit facilities.

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

	Assets	Liabilities	Net Assets
December 31, 2022
Total consolidated VIEs	$984,481	$337,830	$646,651

	Assets	Liabilities	Net Assets
June 30, 2023
Total consolidated VIEs	$838,072	$280,726	$557,346

Unconsolidated VIEs

The Company’s transactions with unconsolidated VIEs include securitizations of unsecured personal whole loans and sales of whole loans to VIEs. While the Company continues to be involved with the unconsolidated VIEs in its role as the sponsor and the servicer of securitization transactions, the Company does not hold a significant economic interest in these entities and has determined that it is not the primary beneficiary of these entities. The Company’s unconsolidated VIEs include entities established as the issuers and grantor trusts for various securitization transactions.

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

The following tables summarize the aggregate value of assets and liabilities of unconsolidated VIEs in which the Company holds a variable interest but is not the primary beneficiary:

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
December 31, 2022
Securitizations and other	$364,013	$265,040	$98,973	$13,311

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
June 30, 2023
Securitizations and other	$264,922	$188,210	$76,712	$11,036

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Company’s maximum exposure to loss from its involvement with unconsolidated VIEs represents the estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is remote. The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $6.2 million and $3.9 million of securitization notes and residual certificates which are included in other assets on the condensed consolidated balance sheets as of December 31, 2022 and June 30, 2023, respectively. The Company also had $7.1 million of cash deposits made to reserve accounts for related securitizations, included in other assets on the condensed consolidated balance sheets as of December 31, 2022 and June 30, 2023.

For securitization transactions where the Company is not the risk retaining sponsor, and servicing is the only form of continuing involvement, the Company would only experience a loss if it were required to repurchase such a loan due to a breach in representations and warranties and is not able to collect all repayments, refer to “Note 12. Commitments and Contingencies” for further information.

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

 4.    Derivative Financial Instruments

In February 2023 and June 2023, UAWT and ULT entered into interest rate cap agreements with a strike rate of 3.0% and 3.25%, respectively. The agreements were entered into in relation to the warehouse credit facilities which bear floating interest rates, refer to “Note 9. Borrowings” for further information. The interest rate caps provide protection to the credit facilities against exposure to changes in cash flows to the extent the underlying interest rate on the facility exceeds the strike rate. The UAWT interest rate cap matures in April 2029 and the ULT interest rate cap matures June 2025. The interest rate cap agreements meet the definition of a derivative and are reported at fair value. Refer to “Note 6. Fair Value Measurement” for additional information.

The following table presents the notional amount as well as the fair value of interest rate caps, which is reported as part of other assets on the condensed consolidated balance sheets. There were no material derivative financial instruments held by the Company as of December 31, 2022.

	June 30, 2023
	Notional Amount	Fair Value
Interest rate caps	$333,047	$10,339

The Company recognizes changes in fair value of these instruments in earnings and reports them as part of the interest expense on the condensed consolidated statements of operations and comprehensive income (loss). The table below presents gains recognized on the interest rate caps during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Fair value gains on interest rate caps	$—	$2,309	$—	$1,045

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 5.    Beneficial Interests

In connection with certain committed capital agreements, the Company has risk sharing arrangements in which it is obligated to make payments to the loan buyer or is entitled to receive payments from the loan buyer if credit losses on the underlying loans subject to the arrangements deviate from initial expectations, subject to a dollar cap. The Company has beneficial interests in these arrangements which either meet the definition of a derivative or that meet the criteria of a debt security. As of June 30, 2023 the Company’s capital at risk, which represents the maximum exposure to losses, under these arrangements was $40.2 million.

The following table presents the aggregate unpaid principal balance of the underlying portfolio as well as the fair value of beneficial interests, which are presented as a separate asset line item on the condensed consolidated balance sheets. As of June 30, 2023, beneficial interest liabilities were immaterial. There were no beneficial interests held by the Company as of December 31, 2022.

	June 30, 2023
	Unpaid Principal Balance	Fair Value
Beneficial interests	$742,988	$28,664

The Company recognizes these beneficial interests at fair value with changes reported as part of the fair value and other adjustments on the condensed consolidated statements of operations and comprehensive income (loss). The table below presents losses recognized on beneficial interests during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Fair value losses on beneficial interests	$—	$(1,956)	$—	$(1,956)

Refer to “Note 6. Fair Value Measurement” for additional information.

 6.    Fair Value Measurement

The following table presents assets and liabilities measured at fair value and categorized in accordance with the fair value hierarchy:

		December 31,	June 30,
	Level	2022	2023
Assets
Loans	3	$1,010,421	$837,565
Notes receivable and residual certificates	3	6,181	3,907
Loan servicing assets	3	36,467	33,339
Interest rate caps(1)	2	—	10,339
Beneficial interests	3	—	28,664
Total assets		$1,053,069	$913,814
Liabilities
Loan servicing liabilities	3	$3,968	$2,577
Trailing fee liabilities	3	4,852	4,265
Total liabilities		$8,820	$6,842

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

(1)The fair value of interest rate caps is determined based on the present value of the estimated future cash flows over the contract term using observable market-based inputs as of the valuation date, including implied interest rates.

Financial instruments are categorized in the fair value hierarchy based on the significance of unobservable factors in the overall fair value measurement. Since the Company’s loans, notes receivable and residual certificates, loan servicing assets and liabilities, beneficial interests, and trailing fee liabilities do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.
Loans

Loans included in the Company’s condensed consolidated balance sheets are classified as either held-for-sale or held-for-investment based on the Company’s intent and ability to sell the loans prior to maturity. From time to time the Company transfers loans between classifications based on changes in the Company’s intent. As of December 31, 2022, $882.8 million and $127.6 million of loans held on the Company’s condensed consolidated balance sheets were classified as held-for-sale and held-for-investment, respectively. As of June 30, 2023, $689.9 million and $147.7 million of loans held on the Company’s condensed consolidated balance sheets were classified as held-for-sale and held-for-investment, respectively.
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

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-investment and held-for-sale:

	December 31, 2022			June 30, 2023
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	6.36%	22.28%	11.87%	9.87%	22.82%	12.06%
Credit risk rate (1)	0.01%	93.09%	16.93%	0.01%	92.98%	17.04%
Prepayment rate (1)	0.08%	93.43%	40.49%	0.02%	93.43%	38.74%
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

Prepayment rates–Prepayment rates are an estimate of the cumulative principal prepayments that will occur over the entire life of a loan as a percentage of the original principal amount of the loan. The assumption regarding cumulative prepayments impacts the projected balances and expected terms of the loans.

The above inputs are similarly used in estimating fair value of related financial instruments. Refer to the Assets and Liabilities related to Securitization Transactions section below for additional information.

Significant Recurring Level 3 Fair Value Input Sensitivity

The following table presents the sensitivity of the loans held-for-sale and held-for-investment to adverse changes in key assumptions used in the valuation model as of December 31, 2022 and June 30, 2023, respectively.

	December 31,	June 30,
	2022	2023
Fair value of loans	$1,010,421	$837,565
Discount rates
100 basis point increase	(11,979)	(9,752)
200 basis point increase	(23,720)	(19,314)
Expected credit loss rates on underlying loans
10% adverse change	(11,927)	(10,152)
20% adverse change	(23,852)	(20,302)
Expected prepayment rates
10% adverse change	(2,284)	(2,108)
20% adverse change	(4,530)	(4,209)

Rollforward of Level 3 Fair Values

The following tables include a rollforward of the loans classified within Level 3 of the fair value hierarchy:

	Loans Held-for- Sale	Loans Held-for-Investment	Total
Fair value at March 31, 2022	$597,981	$—	$597,981
Reclassification of loans	(6,113)	6,113	—
Purchases of loans	682,575	13,876	696,451
Sale of loans	(583,918)	—	(583,918)
Purchase of loans for immediate resale	1,782,442	—	1,782,442
Immediate resale of loans	(1,782,442)	—	(1,782,442)
Repayments received	(54,549)	(1,038)	(55,587)
Changes in fair value recorded in earnings	(32,319)	(487)	(32,806)
Other changes	1,662	(20)	1,642
Fair value at June 30, 2022	$605,319	$18,444	$623,763

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for- Sale	Loans Held-for-Investment	Total
Fair value at December 31, 2021	$142,685	$109,792	$252,477
Reclassification of loans	103,679	(103,679)	—
Purchases of loans	1,125,765	13,876	1,139,641
Sale of loans	(634,682)	—	(634,682)
Purchase of loans for immediate resale	4,797,036	—	4,797,036
Immediate resale of loans	(4,797,036)	—	(4,797,036)
Repayments received	(84,275)	(1,038)	(85,313)
Changes in fair value recorded in earnings	(51,830)	(487)	(52,317)
Other changes	3,977	(20)	3,957
Fair value at June 30, 2022	$605,319	$18,444	$623,763

	Loans Held-for- Sale	Loans Held-for-Investment	Total
Fair value at March 31, 2023	$839,482	$142,747	$982,229
Purchases of loans	448,773	41,378	490,151
Sale of loans	(550,860)	—	(550,860)
Purchase of loans for immediate resale	291,570	—	291,570
Immediate resale of loans	(291,570)	—	(291,570)
Repayments received	(47,302)	(22,583)	(69,885)
Changes in fair value recorded in earnings	866	(15,011)	(14,145)
Other changes	(1,108)	1,183	75
Fair value at June 30, 2023	$689,851	$147,714	$837,565

	Loans Held-for- Sale	Loans Held-for-Investment	Total
Fair value at December 31, 2022	$882,810	$127,611	$1,010,421
Purchases of loans	569,388	88,579	657,967
Sale of loans	(618,392)	—	(618,392)
Purchase of loans for immediate resale	680,959	—	680,959
Immediate resale of loans	(680,959)	—	(680,959)
Repayments received	(108,803)	(43,455)	(152,258)
Changes in fair value recorded in earnings	(34,564)	(27,742)	(62,306)
Other changes	(588)	2,721	2,133
Fair value at June 30, 2023	$689,851	$147,714	$837,565
The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the condensed consolidated balance sheets:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans		Loans > 90 Days Past Due
	December 31,	June 30,	December 31,	June 30,
	2022	2023	2022	2023
Outstanding principal balance	$1,047,714	$872,469	$9,006	$13,255
Net fair value and accrued interest adjustments	(37,293)	(34,904)	(7,006)	(11,094)
Fair value(1)	$1,010,421	$837,565	$2,000	$2,161

(1)     Includes $397.7 million and $413.0 million of auto loans as of December 31, 2022 and June 30, 2023, respectively, of which an immaterial amount is 90 days or more past due for each period presented.

The Company places loans on non-accrual status at 120 days past due. Any accrued interest recorded in relation to these loans is reversed in the respective period. The Company charges-off loans no later than 120 days past due.
Assets related to Securitization Transactions

As of December 31, 2022 and June 30, 2023, the Company held notes receivable and residual certificates with an aggregate fair value of $6.2 million and $3.9 million, respectively, within other assets on the Company’s condensed consolidated balance sheets. The balances consist of securitization notes and residual certificates retained from securitization transactions.
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements of assets related to securitization transactions:

	December 31, 2022			June 30, 2023
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Notes receivable and residual certificates
Discount rate	8.42%	22.27%	12.79%	10.50%	22.82%	13.34%
Credit risk rate (1)	0.59%	50.69%	18.43%	0.59%	50.69%	17.96%
Prepayment rate (1)	10.90%	88.73%	42.66%	10.90%	87.53%	43.62%
(1)Expressed as a percentage of the original principal balance of the loans underlying the financial instruments
(2)Unobservable inputs were weighted by relative fair value

Significant Recurring Level 3 Fair Value Input Sensitivity

The securities issued in the securitization transactions are senior or subordinated based on the waterfall criteria of loan payments to each security class, with the residual interest (the “residual certificates”) issued being the first to absorb credit losses in accordance with the waterfall criteria. Accordingly, the residual certificates are the

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

most sensitive to adverse changes in credit risk rates. Depending on the specific securitization, a hypothetical increase in the credit risk rate of 10% to 20% would result in significant decreases in the fair value of the residual certificates. On average, a hypothetical increase in the credit risk rate under a discounted cash flow methodology of 20% would result in a 33% decrease in the fair value of the residual certificates as of June 30, 2023. The remaining classes of securities are all overcollateralized such that changes in credit risk rates are not expected to have significant impacts on their fair values.

The fair value of the securities is also sensitive to adverse changes in discount rates, which represent estimates of the rates of return that institutional investors would require when investing in financial instruments with similar risk and return characteristics. On average, a hypothetical 100 basis point increase in discount rates results in a decrease in fair value of the securities (including securitization notes and residual certificates) of 1.10% and 0.99% as of December 31, 2022 and June 30, 2023, respectively. On average, a hypothetical 200 basis point increase in discount rates results in a decrease in fair value of securitization notes and residual certificates of 2.18% and 1.96% as of December 31, 2022 and June 30, 2023, respectively.

The fair value of securitization notes and residual certificates are not sensitive to adverse changes in expected prepayment rates as such changes would not result in a significant impact on the fair value as of December 31, 2022 and June 30, 2023.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of the notes receivable and residual certificates related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy:

Notes Receivable and Residual Certificates
Fair value at March 31, 2022	$6,384
Repayments and settlements	(1,845)
Changes in fair value recorded in earnings	159
Fair value at June 30, 2022	$4,698

Notes Receivable and Residual Certificates
Fair value at December 31, 2021	$8,288
Repayments and settlements	(3,912)
Changes in fair value recorded in earnings	322
Fair value at June 30, 2022	$4,698

Notes Receivable and Residual Certificates
Fair value at March 31, 2023	$5,009
Repayments and settlements	(1,430)
Changes in fair value recorded in earnings	328
Fair value at June 30, 2023	$3,907

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Notes Receivable and Residual Certificates
Fair value at December 31, 2022	$6,181
Repayments and settlements	(2,996)
Changes in fair value recorded in earnings	722
Fair value at June 30, 2023	$3,907
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2022			June 30, 2023
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	13.00%	20.00%	17.20%	13.00%	20.00%	16.99%
Credit risk rate (1)	0.03%	91.76%	16.22%	0.05%	65.36%	15.31%
Market-servicing rate (3)(4)(5)	0.62%	3.72%	0.62%	0.62%	3.72%	0.62%
Prepayment rate (1)	0.53%	91.99%	41.19%	2.17%	96.90%	41.76%
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

Credit risk rates–The credit risk rates are the Company’s estimate of the net cumulative principal payments that will not be repaid over the entire life of a loan expressed as a percentage of the original principal amount of the loan. The assumption regarding net cumulative losses impacts the projected balances and expected terms of the loans, which are used to project future servicing revenues.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Prepayment rates–Prepayment rates are the Company’s estimate of the cumulative principal prepayments that will occur over the entire life of a loan as a percentage of the original principal amount of the loan. The assumption regarding cumulative prepayments impacts the projected balances and expected terms of the loans, which are used to project future servicing revenues.
Significant Recurring Level 3 Fair Value Input Sensitivity

The table below presents the fair value sensitivity of loan servicing assets and liabilities to adverse changes in key assumptions. The fair value of loan servicing assets and liabilities is not sensitive to adverse changes in discount rates and prepayment rates as such changes would not result in a significant impact on the fair value as of December 31, 2022 and June 30, 2023, respectively.

	December 31,	June 30,
	2022	2023
Fair value of loan servicing assets	$36,467	$33,339
Expected market-servicing rates
10% market-servicing rates increase	(9,989)	(8,937)
20% market-servicing rates increase	(19,950)	(17,853)

	December 31,	June 30,
	2022	2023
Fair value of loan servicing liabilities	$3,968	$2,577
Expected market-servicing rates
10% market-servicing rates increase	2,303	1,458
20% market-servicing rates increase	4,640	2,936

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at March 31, 2023	$34,650	$3,142
Sale of loans	3,375	28
Changes in fair value recorded in earnings	(4,686)	(593)
Fair value at June 30, 2023	$33,339	$2,577

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2022	$36,467	$3,968
Sale of loans	7,037	77
Changes in fair value recorded in earnings	(10,165)	(1,468)
Fair value at June 30, 2023	$33,339	$2,577
Beneficial Interests

In connection with certain loan sale agreements, the Company is obligated to make payments to the loan buyer or is entitled to receive payments from the buyer if credit losses on personal loans subject to the arrangement deviate from initial expectations, subject to a dollar cap. As of June 30, 2023, the Company held beneficial interests assets related to these arrangements of $28.7 million. The Company held no beneficial interests as of December 31, 2022.
Valuation Methodology

Beneficial interests are measured at estimated fair value using a discounted cash flow model. The fair valuation methodology considers projected defaults, losses and recoveries to project future losses and net cash flows on the underlying loans. Net cash flows are discounted using an estimate of market rates of return that reflect the risk premium related to those cash flows. The models use inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value.
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s fair value measurements of beneficial interests as of June 30, 2023:

	Minimum	Maximum	Weighted-Average(1)
Beneficial interests
Discount rate	7.00%	14.00%	13.75%
Credit risk rate spread (2)	(12.10)%	0.00%	(12.10)%

(1) Unobservable inputs were weighted by relative fair value.
(2) Expressed as a percentage of cumulative loss expectations as of the valuation date compared to the origination date.

Discount rates–The discount rates are rates of return used to discount future expected cash flows to arrive at a present value, which represents the fair value. The discount rates used for the projected net cash flows are the Company’s estimates of the rates of return that market participants would require when investing in these financial

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

instruments with cash flows dependent on credit performance of the underlying loan portfolio. A risk premium component is implicitly included in the discount rates to reflect the amount of compensation market participants require due to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity. The Company uses two different discount rates for expected cash flows associated with demonstrated to-date credit performance and those associated with future credit performance. The difference in these rates reflects the level of uncertainty and, as a result, risk premium that would be required by market participants when investing in these instruments.

Credit risk rate spreads–Credit risk rates for beneficial interests are determined the same way as for underlying loan portfolios. Credit risk rates are an estimate of cumulative losses, net of average recoveries, of the underlying portfolio, which represent the amount of principal that will not be repaid over the entire life of a financial instrument. The credit risk rate spreads are the relative difference, expressed as a percentage, between the expected credit risk rate on origination date and the estimated credit risk rate as of a valuation date.

The following table presents the sensitivity of beneficial interests to adverse changes in key assumptions used in the valuation model as of June 30, 2023.

June 30, 2023
Fair value of beneficial interests	$28,664
Discount rate
100 basis point increase	(724)
200 basis point increase	(1,422)
Expected credit rate spreads on underlying loans
10% adverse change	(5,033)
20% adverse change	(12,962)

The following tables present a rollforward of beneficial interests:

Beneficial Interests
Fair value as of March 31, 2023	$—
Additions	30,535
Changes in fair value recorded in earnings	(1,871)
Fair value as of June 30, 2023	$28,664

Beneficial Interests
Fair value as of December 31, 2022	$—
Additions	30,535
Changes in fair value recorded in earnings	(1,871)
Fair value as of June 30, 2023	$28,664
Trailing Fee Liabilities

The Company pays certain bank partners monthly trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Significant inputs used for estimating the fair

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

value of trailing fee liabilities included discount rates of 6.36% to 22.28% and credit risk rates of 0.01% to 93.09% as of December 31, 2022 and discount rates of 9.87% to 22.82% and credit risk rates of 0.01% to 92.98% as of June 30, 2023.

The fair value sensitivity of trailing fee liabilities to adverse changes in key assumptions would not result in a material impact on the Company’s financial position or the results of operations.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of trailing fee liabilities classified by the Company within Level 3 of the fair value hierarchy:

Trailing Fee Liabilities
Fair value at March 31, 2022	$5,241
Issuances	1,119
Repayments and settlements	(766)
Changes in fair value recorded in earnings	(148)
Fair value at June 30, 2022	$5,446

Trailing Fee Liabilities
Fair value at December 31, 2021	$4,315
Issuances	2,786
Repayments and settlements	(1,395)
Changes in fair value recorded in earnings	(260)
Fair value at June 30, 2022	$5,446

Trailing Fee Liabilities
Fair value at March 31, 2023	$4,449
Issuances	516
Repayments and settlements	(679)
Changes in fair value recorded in earnings	(21)
Fair value at June 30, 2023	$4,265

Trailing Fee Liabilities
Fair value at December 31, 2022	$4,852
Issuances	834
Repayments and settlements	(1,426)
Changes in fair value recorded in earnings	5
Fair value at June 30, 2023	$4,265

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 7.    Goodwill and Intangible Assets
Goodwill

During the six months ended June 30, 2023, there were no changes in the carrying amount of goodwill of $67.1 million on the Company’s condensed consolidated balance sheets.
Intangible Assets

Acquired intangible assets subject to amortization consist of developed technology and customer relationships, and are recorded net of amortization and included within other assets on the condensed consolidated balance sheets. The gross and net carrying values and accumulated amortization are as follows:
Developed Technology

	December 31, 2022	June 30, 2023
Gross carrying amount	$9,400	$9,400
Accumulated amortization	(5,483)	(7,050)
Net carrying value	$3,917	$2,350

Customer Relationships

	December 31, 2022	June 30, 2023
Gross carrying amount	$13,700	$13,700
Accumulated amortization	(1,998)	(2,569)
Net carrying value	$11,702	$11,131

Amortization expense was $1.1 million for each of the three months ended June 30, 2022 and 2023 and was $2.1 million for each of the six months ended June 30, 2022 and 2023.

Expected future amortization expense for intangible assets as of June 30, 2023 is as follows:

Fiscal Years:
Remaining 2023	$2,138
2024	1,925
2025	1,142
2026	1,142
2027	1,142
Thereafter	5,992
Total	$13,481

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 8.    Balance Sheet Components
Other Assets

Other assets consisted of the following:

	December 31,	June 30,
	2022	2023
Servicing fees and other receivables	$46,652	$46,051
Loan servicing assets (at fair value)	36,467	33,339
Prepaid expenses	16,740	17,598
Intangible assets, net(1)	15,631	13,493
Interest rate caps(2)	—	10,339
Deposits	10,002	10,235
Notes receivable and residual certificates (at fair value)	6,181	3,907
Other assets	22,678	16,957
Total other assets	$154,351	$151,919
(1)Refer to “Note 7. Goodwill and Intangible Assets” for further information.
(2)Refer to “Note 4. Derivative Financial Instruments” for further information.

Servicing fees and other receivables represent amounts recognized as revenue but not yet collected in relation to servicing and other agreements with institutional investors and lending partners.
Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

	December 31,	June 30,
	2022	2023
Internally developed software	$37,783	$48,137
Leasehold improvements	13,074	13,937
Computer and networking equipment	6,049	6,054
Furniture and fixtures	4,421	4,711
Total property, equipment, and software	61,327	72,839
Accumulated depreciation and amortization	(17,159)	(25,829)
Total property, equipment, and software, net	$44,168	$47,010

Depreciation and amortization expense on property, equipment, and software was $2.3 million and $4.0 million for the three and six months ended June 30, 2022, respectively, and was $4.4 million and $10.9 million for the three and six months ended June 30, 2023, respectively. Capitalized internally developed software balances, net of accumulated amortization, were $27.4 million and $30.7 million as of December 31, 2022 and June 30, 2023, respectively. The Company also recognized impairment charges to internally developed software of $2.6 million during the six months ended June 30, 2023, as a result of the January 2023 Plan. There were no impairment charges during the three months ended June 30, 2023. Refer to “Note 15. Reorganization Expenses” for more information.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,	June 30,
	2022	2023
Accrued expenses	$23,506	$20,864
Accrued payroll	21,825	16,470
Loan servicing liabilities (at fair value)	3,968	2,577
Trailing fee liability (at fair value)	4,852	4,265
Other liabilities	12,795	3,513
Total accrued expenses and other liabilities	$66,946	$47,689

 9.    Borrowings

The following table presents the aggregate principal outstanding of all debt mentioned in this note that are included in the condensed consolidated balance sheets:

	Borrowings
	December 31,	June 30,
	2022	2023
Warehouse credit facilities	$336,452	$279,178
Convertible senior notes	661,250	661,250
Total payments due	997,702	940,428
Unamortized debt discount	(11,308)	(9,775)
Total borrowings	$986,394	$930,653
Warehouse Credit Facilities
Upstart Loan Trust Warehouse Credit Facility

In November 2015, the Company’s consolidated VIE, ULT, entered into a revolving credit and security agreement with a third-party lender (the “ULT Warehouse Credit Facility”). The credit and security agreement for the ULT Warehouse Credit Facility was amended and restated in its entirety in May 2020 and has been further amended from time to time. Under the revolving credit and security agreement, as amended from time to time, ULT may borrow up to $175.0 million until the earlier of June 15, 2025 and the occurrence of an accelerated amortization event. Accelerated amortization events include, but are not limited to, failure to satisfy certain loan performance metrics or the occurrence of an event of default. The proceeds may only be used to purchase unsecured personal loans and to pay fees and expenses related to the credit facility. The ULT Warehouse Credit Facility matures on the earlier of June 15, 2026 or acceleration of the facility following an event of default, upon which date 100% of the outstanding principal amount, together with any accrued and unpaid interest, becomes due and payable. The ULT Warehouse Credit Facility bears a floating interest rate of Compounded Secured Overnight Financing Rate (“SOFR”) plus a spread ranging from 2.75% to 4.13% per annum, due and payable monthly in arrears. The Company is also subject to a monthly unused fee ranging from 0.15% to 1.00% per annum on the undrawn balance. The maximum advance rate under the ULT Warehouse Credit Facility on outstanding principal of loans held by ULT was 72.5% as of December 31, 2022 and June 30, 2023.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

In June 2023, ULT entered into an interest rate cap agreement intended to protect against exposure to changes in cash flows attributable to interest rate risk on the warehouse facility. Refer to “Note 4. Derivative Financial Instruments” for further details related to the agreement.

The ULT Warehouse Credit Facility contains certain financial covenants. As of December 31, 2022 and June 30, 2023, ULT was in compliance with all applicable covenants under the ULT Warehouse Credit Facility. The creditors of ULT have no recourse to the general credit of the Company, except for certain limited obligations of ULT to its creditors that are guaranteed by the Company. The Company does not guarantee the credit performance of the loans owned by ULT, and the loans and other assets owned by ULT are not available to settle the claims of creditors of the Company.

The following table includes the aggregate balances held by ULT that were pledged as collateral for the ULT Warehouse Credit Facility and included in loans at fair value and restricted cash in the condensed consolidated balance sheets:

	ULT Warehouse Credit Facility
	December 31, 2022	June 30, 2023
Outstanding borrowings	$163,773	$91,479
Aggregate outstanding principal of loans pledged as collateral	228,895	123,381
Aggregate fair value of loans purchased and held by ULT	256,024	126,622
Restricted cash pledged as collateral	$8,547	$4,904
Upstart Auto Warehouse Trust Credit Facility

In December 2021, the Company’s consolidated VIE, UAWT, entered into a revolving credit and security agreement with a third-party lender (the “UAWT Warehouse Credit Facility”). The credit and security agreement for the UAWT Warehouse Credit Facility was amended and restated in its entirety in August 2022 and has been further amended from time to time.

On January 31, 2023, UAWT entered into the Omnibus Amendment to the Credit Agreement with the existing third-party lender which extended the last date by which UAWT may make a drawdown from its existing $200 million UAWT Warehouse Credit Facility until the earlier of June 2024 or an accelerated amortization event. An accelerated amortization event includes, but is not limited to, failure to satisfy certain loan performance metrics or the occurrence of an event of default. The proceeds may only be used to purchase secured auto loans originated using Upstart’s platform and to pay fees and expenses related to the credit facility. The UAWT Warehouse Credit Facility matures in June 2025, at which time all outstanding amounts owed must be repaid. As of June 30, 2023 the UAWT Warehouse Credit Facility bears interest per annum at a rate equivalent to the weighted-average cost of commercial paper notes issued by the lender (the “UAWT Benchmark Rate”), plus a spread ranging from 3.0% to 4.0%, and the maximum advance rate under the credit facility on outstanding principal of loans held by UAWT was 82.5% as of December 31, 2022 and 80% as of June 30, 2023. All other key terms of the Omnibus Amendment to the Credit Agreement were the same as those as of December 31, 2022.

In February 2023, UAWT entered into an interest rate cap agreement intended to protect against exposure to changes in cash flows attributable to interest rate risk on the warehouse facility. Refer to “Note 4. Derivative Financial Instruments” for further details related to the agreement.

The UAWT Warehouse Credit Facility contains certain financial covenants. As of December 31, 2022 and June 30, 2023, UAWT was in compliance with all applicable covenants under the UAWT Warehouse Credit

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Facility. The creditors of UAWT have no recourse to the general credit of the Company, except for certain limited obligations of UAWT to its creditors that are guaranteed by the Company.

The following table includes the aggregate balances held by UAWT that were pledged as collateral for the UAWT Warehouse Credit Facility and included in loans at fair value and restricted cash in the condensed consolidated balance sheets as of December 31, 2022 and June 30, 2023.

	UAWT Warehouse Credit Facility
	December 31, 2022	June 30, 2023
Outstanding borrowings	$172,679	$187,699
Aggregate outstanding principal of loans pledged as collateral	221,847	272,094
Aggregate fair value of loans purchased and held by UAWT	216,539	268,117
Restricted cash pledged as collateral	$843	$383
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

The Company accounted for the issuance of the Notes as a single liability at par as the conversion feature does not require bifurcation as a derivative under ASC 815 and the Notes were not issued at a substantial premium. Debt issuance costs related to the Notes totaled $15.7 million and consisted of underwriting fees and third-party offering costs, which are amortized to interest expense using the effective interest method over the contractual term. The Company recorded immaterial coupon interest expense for all periods presented. The Company also recorded $0.8 million and $1.5 million for the three and six months ended June 30, 2022, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2023, respectively, of amortization of debt issuance costs within other income, net on the condensed consolidated statements of operations and comprehensive income (loss). The effective interest rate of the Notes is 0.7%.

The estimated fair value of the Notes as of December 31, 2022 and June 30, 2023 was approximately $364.8 million and $444.6 million, respectively, which represent Level 2 valuations in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market. The carrying value of the Notes of December 31, 2022 and June 30, 2023 was $649.9 million and $651.5 million, respectively.
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

The following table summarizes the aggregate amount of maturities of all borrowings as of June 30, 2023:

June 30, 2023
Remaining 2023	$—
2024	—
2025	187,699
2026	752,729
2027	—
Thereafter	—
Total	$940,428

 10.    Stockholders' Equity
Common Stock Reserved for Future Issuance

In December 2020, the Company's amended and restated certificate of incorporation became effective, which authorizes the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share. Shares of common stock reserved for issuance, on an as-converted basis, are as follows:

	December 31,	June 30,
	2022	2023
Options issued and outstanding	12,547,010	13,370,041
Restricted stock units outstanding	6,046,796	7,274,949
Performance-based restricted stock unit outstanding	687,500	—
Shares available for future issuance under 2020 plan	5,842,057	6,298,961
Shares available for issuance under employee stock purchase plan	2,543,089	3,043,551
Total	27,666,452	29,987,502
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

The Company records share repurchases on the settlement date. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. The Company’s policy for share retirements is to allocate the excess between par value and the repurchase price, including costs and fees, to additional paid-in capital. During the six months ended June 30, 2023, the Company made no repurchases of common stock. As of June 30,

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

2023, $222.1 million remains available for future purchases of our common stock under the share repurchase program.
Equity Incentive Plans

The Company's 2020 Equity Incentive Plan authorizes grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to eligible participants.
Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2023:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2022	12,547,010	$14.65	6.6	$77,289
Options granted	2,079,808	15.31
Options exercised	(770,693)	8.66
Options cancelled and forfeited	(486,084)	28.73
Balances at June 30, 2023	13,370,041	14.59	6.5	334,620
Options exercisable – June 30, 2023	8,384,465	7.89	5.0	247,081
Options vested and expected to vest – June 30, 2023	13,339,096	$14.54	6.5	$334,620

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of June 30, 2023. The aggregate intrinsic value of options exercised for the six months ended June 30, 2022 and 2023 was $145.7 million and $10.1 million respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 and 2023 was $59.74 and $8.04 per share, respectively. The total fair value of options vested for the six months ended June 30, 2022 and 2023 was $11.9 million and $18.1 million respectively.

As of June 30, 2023, total unrecognized stock-based compensation expense related to unvested stock options was $55.1 million, which is expected to be recognized over a remaining weighted-average period of 2.8 years.
Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees and nonemployees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over one to four years. The following table summarizes RSU activity for the six months ended June 30, 2023:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	6,046,796	$51.28
RSUs granted	3,658,847	18.16
RSUs vested	(1,469,356)	38.96
RSUs cancelled and forfeited	(961,338)	68.60
Unvested at June 30, 2023	7,274,949	$34.82

As of June 30, 2023, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $207.4 million, which is expected to be recognized over a remaining weighted-average period of 2.4 years.
Restricted Stock

In connection with the Prodigy Software, Inc. (“Prodigy”) acquisition in April 2021, 82,201 shares of the Company’s restricted common stock (“restricted stock”) with a fair value of $10.1 million were issued to certain Prodigy employees. The restricted stock is subject to transfer restrictions and a repurchase option and is contingent upon the employees' continued employment with the Company. The restricted stock is subject to restrictions which lapse on a quarterly basis over two years from the time of the Prodigy acquisition. As of June 30, 2023, restricted stock was fully lapsed and there was no unrecognized stock-based compensation expense.

The following table summarizes restricted stock activity for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	10,271	$123.33
Vested	(10,271)	123.33
Unvested at June 30, 2023	—	$—

Performance-based Restricted Stock Units

On February 24, 2023, the Company’s Compensation Committee of the Board of Directors approved the cancellation of a performance-based restricted stock unit award (“PRSUs”) that may be settled for 687,500 shares of the Company’s common stock granted to an executive in February 2022.

At the time the PRSUs were granted, the PRSUs were intended to be the executive’s primary compensation through calendar year 2029 so that, in connection with the grant of the PRSUs, the executive’s cash compensation was limited to the amount necessary to allow the executive to participate in the broad-based employee benefits generally applicable at the Company. In reaching its decision to cancel the PRSUs, the Compensation Committee extensively considered the purpose of the PRSUs and determined that the grant no longer provided the intended retention and incentive value to the executive. After considering various alternatives and the pros and cons of such alternatives and consulting with its external advisors, the Compensation Committee believed it was in the best interest of the Company and its stockholders to cancel the PRSUs in exchange for the reinstatement of the executive’s cash compensation, including the executive’s annual base salary and eligibility to participate in the Company’s 2023 Executive Bonus Plan with an annual target bonus opportunity equal to 75% of the executive’s annual base salary.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Compensation expense associated with the PRSUs was recognized using the straight-line attribution method for each of the nine vesting tranches over the respective derived service period. The weighted-average grant date fair value using the Monte Carlo simulation was $68.76 per share. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether these conditions will be achieved or not, and stock-based compensation expense for any such awards is not reversed if the market condition is not met. The cancellation of the grant was treated by the Company as a settlement for no consideration and remaining unrecognized compensation expense of $39.0 million associated with the grant was accelerated and recorded by the Company as part of engineering and product development expense on the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2023.
2020 Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”) provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on the exercise date. During the six months ended June 30, 2023, 312,134 shares of common stock were purchased under the ESPP.

As of June 30, 2023, total unrecognized stock-based compensation expense related to the ESPP was immaterial.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following assumptions were used to estimate the fair value of options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Expected term (in years)	6.0 – 6.2	5.2 – 5.3	5.2 – 7.0	5.2 – 7.0
Expected volatility	49.37% – 49.78%	53.13% – 53.26%	47.58% – 49.78%	50.96% – 53.26%
Risk-free interest rate	3.34%	3.74%	1.70% – 3.34%	3.45% – 3.74%
Dividend yield	—%	—%	—%	—%

The following assumptions were used to estimate the fair value of the February 2022 PRSUs granted:

Expected term (in years)	6.9
Expected volatility	48.43%
Risk-free interest rate	1.89%
Dividend yield	0%

The following assumptions were used to estimate the fair value of ESPP purchase rights:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Expected term (in years)	*	*	0.5	0.5
Expected volatility	*	*	91.98%	97.74%
Risk-free interest rate	*	*	0.72%	4.97%
Dividend yield	*	*	—%	—%
_________
*No ESPP purchase rights were granted during the three months ended June 30, 2022 and June 30, 2023.
Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its condensed consolidated statements of operations and comprehensive income (loss) for employees and nonemployees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Sales and marketing	$2,624	$(1,505)	$4,862	$1,867
Customer operations	2,085	3,093	3,704	5,976
Engineering and product development	17,894	18,708	31,528	75,367
General, administrative, and other	7,726	12,300	15,285	23,495
Total	$30,329	$32,596	$55,379	$106,705

 11.    Leases

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

As of June 30, 2023, future minimum lease payments are as follows:

Operating Leases
Remaining 2023	$7,631
2024	17,054
2025	17,544
2026	18,055
2027	17,745
Thereafter	34,815
Total undiscounted lease payments	112,844
Less: Tenant improvement receivables	(2,337)
Less: Present value adjustment	(14,268)
Operating lease liabilities	$96,239

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Rent expense	$3,945	$4,009	$7,877	$8,047
Variable lease payments	$922	$944	$1,788	$1,920

Supplemental cash flow and non-cash information related to the Company’s operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Cash paid for amounts included in the measurement of lease liabilities	$2,707	$3,795	$4,770	$7,460

Supplemental balance sheet information related to the Company’s operating leases was as follows:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

June 30,
2023
Weighted-average remaining lease term (in years)	6.87
Weighted-average discount rate	3.86%

 12.    Commitments and Contingencies
Commitments

The Company has loan purchase obligations under the Company’s loan agreements with certain lending partners. These lending partners retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the conclusion of the required holding period. As of December 31, 2022 and June 30, 2023, the total loan purchase commitment included outstanding principal balance of $17.8 million and $33.2 million, respectively.
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

From time to time the Company is subject to, and it is presently involved in, various litigation and legal proceedings arising from the ordinary course of business activities, the outcome of which the Company cannot reasonably determine. Other than the class actions described below, the Company does not believe that it is presently a party to any litigation of which the outcome would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. As of December 31, 2022 and June 30, 2023, no loss contingency has been recorded in connection with legal proceedings.

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

The maximum potential amount of future payments associated under this obligation is the outstanding balances of the loans sold to the institutional investors, which at December 31, 2022 and June 30, 2023 is $15,551.1 million and $13,765.5 million, respectively. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial. The Company has recorded contingent liabilities as of December 31, 2022 and June 30, 2023 of immaterial amounts to cover estimated future obligations related to these contractual terms. These amounts are included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.
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

On July 26, 2022, an additional lawsuit was filed in United States District Court, Southern District of Ohio, captioned Crain v. Upstart Holdings, Inc. et al., Case No. 2:22-cv-02935-ALM-EPD (S.D. Ohio) against the Company, the Company’s Chief Executive Officer, and Chief Financial Officer. The Crain lawsuit makes allegations similar to those in the Handelsbanken Fonder action and alleges that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Crain lawsuit claims unspecified damages and legal fees. On August 16, 2022, the court appointed a lead plaintiff and approved lead counsel in the Crain action. On December 5, 2022, the lead plaintiff filed a consolidated amended complaint, which names the same defendants as the previous complaint, along with two Company executives, as well as Third Point LLC and its CEO and Third Point Ventures LLC and its managing partner (also a former Upstart board member). The consolidated amended complaint brings the same claims as the previous complaint but adds a claim under Section 20A of the Exchange Act. On February 24, 2023, defendants filed a motion to dismiss the consolidated amended complaint. Lead plaintiff filed its opposition to the motion to dismiss on April 25, 2023, and defendants filed a reply in support of their motion on May 25, 2023. No hearing date has been set for that motion. The Company believes the claims in the Crain action are without merit and intends to defend itself vigorously.

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

On April 5, 2023, a fifth derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Okhai v. Girouard, et al., C.A. No. 2023-0401-SG (Del. Ch.). The Okhai action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants the Company’s current board members, two former board members, its Chief Financial Officer, and two current or former Company executives, as well as Third Point LLC and Third Point Ventures LLC. The Okhai action includes claims for breach of fiduciary, aiding and abetting such alleged breaches, and unjust enrichment, and seeks equitable and/or injunctive

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

relief, restitution, and attorney’s fees and costs from the individual defendants. On August 3, 3023, in response to a motion to stay by the defendants in the Okhai action, the Court stayed the Okhai action until resolution of the motion to dismiss in the related Crain securities class action.

Given the uncertainty of litigation described above, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

 13.    Income Taxes

The Company’s effective tax rates for the three and six months ended June 30, 2022 and 2023, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Provision for income taxes	$24	$18	$43	$34
Effective tax rate	(0.08)%	(0.06)%	1.49%	(0.02)%

The Company's tax provision and the resulting effective tax rate for interim periods are determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising during the period. The Company's effective tax rate for the three and six months ended June 30, 2023 remained relatively consistent compared to the same periods in 2022 as the Company continues to maintain a full valuation allowance with residual current year state taxes. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowance on the Company’s deferred tax assets as it is more likely than not that some or all of these deferred tax assets will not be realized.

 14.    Net Income (Loss) Per Share

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Numerator:
Net income (loss)	$(29,871)	$(28,165)	$2,821	$(157,419)
Denominator:
Weighted-average common shares outstanding used to calculate net income (loss) per share, basic	83,833,963	83,130,638	84,031,109	82,524,403
Weighted-average effect of dilutive securities	—	—	10,477,951	—
Weighted-average common shares outstanding used to calculate net income (loss) per share, diluted	83,833,963	83,130,638	94,509,060	82,524,403

Net income (loss) per share, basic	$(0.36)	$(0.34)	$0.03	$(1.91)
Net income (loss) per share, diluted	$(0.36)	$(0.34)	$0.03	$(1.91)

The following securities were excluded from the computation of diluted net income (loss) per share for the periods presented, due to their anti-dilutive effect. These amounts represent the number of instruments outstanding at the end of each respective quarter:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Options to purchase common stock	11,138,435	13,370,041	770,852	13,370,041
Unvested RSUs	2,497,064	7,274,949	2,061,568	7,274,949
Unvested PRSUs	687,500	—	687,500	—
Purchase rights committed under the ESPP	216,088	166,384	—	166,384
Convertible debt	2,318,078	2,318,078	2,318,078	2,318,078
Total	16,857,165	23,129,452	5,837,998	23,129,452

15.    Reorganization Expenses

On January 31, 2023, the Company implemented a plan of reorganization (the “January 2023 Plan”). The January 2023 Plan was designed to reduce operating costs, streamline operations and return the Company to profitability. As part of the January 2023 Plan, the Company reduced its workforce by approximately 20%, or 365 employees, and suspended development of its small business loan product.

During the six months ended June 30, 2023, the Company incurred $15.5 million of reorganization expenses in relation to the January 2023 plan, which primarily consisted of severance charges related to employee cash compensation, benefits, and associated taxes. As of June 30, 2023, the Company has made all cash payments to impacted employees. The Company also recognized an impairment expense of $2.6 million for previously capitalized internally developed software costs. In addition to these charges, the Company recognized $2.9 million of one-time non-cash savings related to the reversal of previously expensed stock-based compensation associated with forfeited stock awards for the six months ended June 30, 2023. During the three months ended June 30, 2023, the Company incurred no additional reorganization expenses.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 16.    Subsequent Events

The Company has evaluated events that have occurred through the filing date of this Quarterly Report on Form 10-Q. Based on its evaluation, other than any items recorded or disclosed within the condensed consolidated financial statements and related notes, including as discussed below, the Company has determined no subsequent events were required to be recognized or disclosed.

On July 6, 2023, the Company completed a securitization transaction, for which it was the retaining sponsor and the sole collateral contributor. The transaction included $204.7 million of Upstart-powered core personal loans and generated approximately $162.6 million in net cash proceeds. The weighted-average yield of the senior securitization notes issued was approximately 9.4%. The Company has retained 100% of the residual certificates issued as part of the securitization and is the primary beneficiary of the securitization trust. The Company has consolidated the securitization trust into its consolidated financial statements effective as of the closing date.

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

Consumers can obtain Upstart-powered loans in one of two ways: either by referral from Upstart.com to one of our lending partners, or directly through our lending partners’ own websites, where our lending technology and experience is bank-branded. Our direct lending partner channel represents a small portion of our overall volume, however we believe this portion has significant long-term potential as we onboard new lending partners.

Our lending partners can retain loans that align with their business and risk objectives. For loans that are not retained by our lending partners, we sell to a broad base of institutional investors that invest in Upstart-powered loans. In the six months ended June 30, 2023, 38% of the loans funded through our platform were retained by originating lending partners, 50% of loans were purchased by institutional investors through our loan funding programs and the remaining 12% were funded through our balance sheet. Starting in 2022, we have increased the utilization of our balance sheet to fund and retain loans to fill gaps in investor demand and to aid in price discovery and to hold R&D Loans on our balance sheet for research and development purposes, including to test and evaluate the accuracy of our AI models for these loans. R&D Loans are primarily our auto refinance and auto retail loan products, personal loan products issued to new categories of borrowers, and other new unsecured loan products. R&D Loans are not yet part of our established capital markets programs or other loan funding programs with institutional investors. The remainder of loans on our balance sheet represent core personal loans which Upstart would sell to institutional investors.

Further, in order to address recent funding constraints for our personal loans, Upstart has utilized its balance sheet to support short-term funding requirements of loans that would otherwise be purchased and held by institutional investors or securitized. In the second quarter of 2023, we also secured multiple committed capital arrangements with institutional investors, which are expected to deliver a significant amount of loan funding to the Upstart marketplace for the rest of this year and the beginning of next year. Our long-term plan is to bring more committed capital from third parties to our marketplace. In the meantime, we expect to continue contributing our own capital towards funding Upstart-powered loans.

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

While the credit performance of Upstart-powered loans can be impacted by a variety of macroeconomic and other factors, we consider credit performance to be one of the most important measures of the effectiveness of our AI models. We focus on credit performance compared to the expectations set by us at the time of origination. Since 2018 through the third quarter of 2021, all quarterly vintages of loans retained by our lending partners to date are currently forecasted to meet or exceed the target returns set at the time of loan origination. For loans purchased by institutional investors, all vintages from 2018 through 2020 are forecasted to deliver returns at or in excess of the targets such institutional investors were expecting to receive, while our 2021 through mid-2022 vintages have underperformed relative to target returns. Our most recent vintages show performance reconverging to target yields. This was driven by a combination of underlying macro effects stabilizing (as seen in the Upstart Macroeconomic Index (UMI)) and increased conservatism in underwriting.

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

Loan funding provided by institutional investors started to become constrained in the second quarter of 2022 and has remained constrained, largely due to concerns about the macroeconomic environment. In response to inflationary pressure, the U.S. Federal Reserve has raised, and may continue to raise, interest rates, leading to more expensive loan offers across borrower categories. At the same time, macroeconomic uncertainty had generally made institutional investors more cautious and caused them to reduce the amount of capital available to fund Upstart-powered loans. While the Transaction Volume, Dollars decreased 72% in the three months ended June 30, 2023 compared to the same period in 2022, Transaction Volume, Dollars increased 18% sequentially from the first quarter of 2023 driven by the incremental funding supplied by the committed capital arrangements we entered into during the second quarter of 2023.

In response to this challenging macroeconomic environment where many lenders and credit investors have significantly reduced or paused investments in Upstart-powered loans, we announced reductions in workforce in November 2022 (“November 2022 Plan”) and January 2023 (“January 2023 Plan”) that resulted in the termination of approximately 7% and 20% of our workforce, respectively. These steps were designed to reduce operating costs, streamline operations and return Upstart to profitability. As of June 30, 2023, we have completed both the November 2022 Plan and January 2023 Plan. Refer to “Note 15. Reorganization Expenses” for more information.

Further, several of our lending partners have paused or reduced loan originations in order to limit their exposure in the current macroeconomic environment. Further disruption in financial markets could impair our lending partners and result in further constrained funding, which would adversely impact our business, financial condition and operating results. In order to create greater stability for our business, in the second quarter of 2023, we signed our first committed funding partner and we are planning to secure more committed capital from lending partners and institutional investors that will contribute loan funding over longer durations. In the interim period, we have utilized and may in the future utilize our balance sheet to support loan funding. While our goal remains to operate as a capital-light marketplace for credit, we will continue to leverage our balance sheet in the short term as we evaluate opportunities to implement a committed capital structure.

In addition, the COVID-19 pandemic and resulting government assistance programs had a significant impact on the U.S. economy and markets in which we operate. Starting in the second half of March 2020, the COVID-19 pandemic impacted origination volumes on our platform. The rapid rise in unemployment in the United States led to a reduction in originations by lending partners and a temporary pause in loan funding from institutional investors and capital markets. The level of government assistance that was made available to consumers starting in the second quarter of 2020 was unprecedented, driving significant reduction in loan default rates and resulting in strong credit performance of Upstart-powered loans from the second quarter of 2020 through the third quarter of 2021. Since then, most government assistance programs have expired, which has led to the credit risk of borrowers who benefited from these government assistance programs surpassing pre-pandemic levels and led to borrower default rates above historical norms.

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

In order to respond to macroeconomic changes and provide relevant and up-to-date information to our lending partners, we introduced a new metric, the Upstart Macroeconomic Index (UMI). UMI is designed to quantify the level of underlying macroeconomic risk, specific to our borrower base, relative to a benign (pre-2020) credit environment. A UMI of 1.0 reflects loan losses at this baseline rate. As of June 30, 2023, the index was measured at approximately 1.68, meaning that current macroeconomic conditions contributed an incremental risk of approximately 68% to the repayment performance of an Upstart-powered loan, compared to the pre-2020 baseline.

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

We believe that the recent bank failures in 2023 and disruption in the banking sector may limit our ability to attract new lending partners and may cause existing lending partners to reduce loan originations on our platform. In order to address recent funding constraints for our personal loans, Upstart has utilized its balance sheet to support short-term funding requirements of loans that would otherwise be purchased and held by institutional investors or securitized. In the second quarter of 2023, we also secured multiple committed capital arrangements with institutional investors, which are expected to deliver a significant amount of loan funding to the Upstart marketplace for the rest of this year and the beginning of next year.

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

In the third quarter of 2020, we announced our entry into the auto lending market and in April 2021, we acquired Prodigy Software, Inc. or Prodigy, a leader in automotive commerce software solutions. Prodigy provided a modern multi-channel car buying experience, helping dealerships serve consumers with a holistic software solution that integrates legacy systems. The acquisition enabled the launch of Upstart Auto Retail software, a cloud-based solution that enables dealerships across the country, where the vast majority of auto loans are transacted, to provide consumers with access to Upstart-powered auto loans.

As part of the January 2023 Plan, we suspended development work for small business loans to focus our resources on acceleration of further development of our personal loan and auto loan products.
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction. The following presents our key operating and financial metrics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Transaction Volume, Dollars	$3,276,378	$1,175,737	$7,811,723	$2,173,184
Transaction Volume, Number of Loans(1)	321,138	109,447	786,675	193,531
Conversion Rate	13.3%	9.4%	17.1%	8.8%
Percentage of Loans Fully Automated	73%	87%	74%	86%

Contribution Profit(2)	$120,929	$95,922	$268,770	$163,545
Contribution Margin(2)	47%	67%	47%	63%
Adjusted EBITDA(2)	$5,513	$10,973	$68,103	$(20,088)
Adjusted EBITDA Margin(2)	2%	8%	13%	(8)%
Adjusted Net Income (Loss)(2)	$965	$5,354	$59,586	$(33,338)
Adjusted Net Income (Loss) Per Share:
Basic(2)	$0.01	$0.06	$0.71	$(0.40)
Diluted(2)	$0.01	$0.06	$0.63	$(0.40)
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
Transaction Volume

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
We define Transaction Volume, Dollars as the total principal of loans transacted on our platform between a borrower and the originating lending partner during the period presented. We define Transaction Volume, Number of Loans as the number of loans facilitated on our platform between a borrower and the originating lending partner during the period presented. Transaction Volume is primarily driven by improvements in our AI models and technology, including our ability to streamline and automate the loan application and origination process. Increases in Transaction Volume are dependent on our loan funding programs having sufficient access to capital. Decreases in the availability of funding due to factors such as volatility in the capital markets and macroeconomic conditions will generally cause a decline in Transaction Volume. Transaction Volume can also be driven by borrower acceptance rates and their sensitivity to the interest rates offered through our platform. We believe these metrics are good proxies for our overall scale and reach as a marketplace. Transaction Volume, Dollars decreased by 64% and 72% in the three and six months ended June 30, 2023, respectively, compared to the same period of 2022. Transaction Volume, Number of Loans decreased by 66% and 75%, in the three and six months ended June 30, 2023, respectively, compared to the same period of 2022. This contraction was driven by a reduction in funding availability caused by macroeconomic uncertainty and by elevated consumer risk and cost of funds. These changing macroeconomic conditions also required adjustments to our models which resulted in our loans becoming more expensive and decreasing consumer demand.
Conversion Rate

We define Conversion Rate as the Transaction Volume, Number of Loans in a period divided by the number of rate inquiries received that we estimate to be legitimate, which we record when a borrower requests a loan offer on our platform. We track this metric to understand the impact of improvements to the efficiency of our borrower funnel on our overall growth. Historically, our Conversion Rate has benefited from improvements to our technology, which have made our evaluation of risk more accurate and our verification process more automated, or from the addition of lending partners that have made our offers more competitive. However, our Conversion Rate can be impacted by a variety of internal factors such as changes in the amount of origination fees that we charge or changes in the rate of returns we target for our lending partners and institutional investors. External factors, including shifts in macroeconomic conditions, also impact our Conversion Rate. For example, as the U.S. Federal Reserve raises interest rates, the average interest rates charged to borrowers for Upstart-powered loans also increase, which results in decreases to our Conversion Rate. Our ability to continue to improve our Conversion Rate depends in part on our ability to continue to improve our AI models and Percentage of Loans Fully Automated and the mix of marketing channels in any given period. Our Conversion Rate decreased to 9.4% and 8.8% in the three and six months ended June 30, 2023, respectively, from 13.3% and 17.1% in the same periods of 2022, primarily driven by lower approval rates following the significant increase in interest rates, which were in turn driven by elevated risk and cost of capital. The impact of these factors was partially offset by an increased portion of repeat borrowers on our platform.
Percentage of Loans Fully Automated

A driver of our Contribution Margin and operating efficiency is the Percentage of Loans Fully Automated, which is defined as the total number of loans in a given period originated end-to-end (from initial rate request to final funding for personal loans and small dollar loans and from initial rate request to signing of the loan agreement for auto loans) with no human involvement required divided by the Transaction Volume, Number of Loans in the same period. We have been successful in increasing the level of loan automation on the platform over the past few years while simultaneously holding fraud rates constant and at very low levels. We believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. We expect growth of the percentage of loans fully automated to subside in the near term. However, the expansion of our loan offerings may cause it to fluctuate from period to period depending on the loan offering mix and other external factors. Our Percentage of Loans Fully Automated increased to 87% and 86% for the three and six months ended June 30, 2023, respectively, from 73% and 74% in the same periods of 2022, driven primarily by increasing the accuracy of our models, by eliminating, or automating, previously manual processes, and by an increased portion of repeat borrowers on our platform.

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

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenue from fees, net	258,345	143,689	$572,327	$260,830
Borrower acquisition costs(1)	(93,285)	(19,049)	(217,099)	(38,761)
Borrower verification and servicing costs(2)	(44,131)	(28,718)	(86,458)	(58,524)
Total direct expenses	(137,416)	(47,767)	(303,557)	(97,285)
Contribution Profit	$120,929	$95,922	$268,770	$163,545
Contribution Margin	47%	67%	47%	63%
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
Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

We define Adjusted Net Income (Loss) as net income (loss) exclusive of stock-based compensation expense and certain payroll tax expenses and reorganization expenses. Adjusted Net Income (Loss) Per Share is calculated by dividing Adjusted Net Income (Loss) Per Share by the weighted-average common shares outstanding. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Share.

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
Interest Income and Fair Value Adjustments, Net

Interest income and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments held on our condensed consolidated balance sheets as part of our ongoing operating activities, excluding loan servicing assets and liabilities. Interest income and fair value adjustments, net also includes realized gain (loss) on the sale of loans. Interest income and fair value adjustments, net can fluctuate based on the fair value of financial instruments held on our condensed consolidated balance sheets. This amount has historically been a small percentage of our total revenue, and we do not manage our business with a focus on growing this component of revenue.
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
Other Income, Net

Other income, net primarily consists of dividend income earned on our unrestricted cash balances, government grants, and interest expense on our convertible notes.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenue:
Revenue from fees, net	$258,345	$143,689	$572,327	$260,830
Interest income and fair value adjustments, net:
Interest income	28,974	33,916	44,108	79,231
Interest expense	(2,313)	(4,282)	(3,272)	(11,414)
Fair value and other adjustments	(56,844)	(37,557)	(74,865)	(89,954)
Interest income and fair value adjustments, net	(30,183)	(7,923)	(34,029)	(22,137)
Total revenue	228,162	135,766	538,298	238,693
Operating expenses(1):
Sales and marketing	105,212	23,891	238,661	55,329
Customer operations	51,072	36,797	99,479	77,387
Engineering and product development	57,045	57,974	107,036	168,045
General, administrative, and other	46,940	50,448	90,396	103,111
Total operating expenses	260,269	169,110	535,572	403,872
Income (loss) from operations	(32,107)	(33,344)	2,726	(165,179)
Other income, net	2,260	5,197	138	7,794
Net income (loss) before income taxes	(29,847)	(28,147)	2,864	(157,385)
Provision for income taxes	24	18	43	34
Net income (loss)	$(29,871)	$(28,165)	$2,821	$(157,419)
________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Sales and marketing	$2,624	$(1,505)	$4,862	$1,867
Customer operations	2,085	3,093	3,704	5,976
Engineering and product development	17,894	18,708	31,528	75,367
General, administrative, and other	7,726	12,300	15,285	23,495
Total stock-based compensation	$30,329	$32,596	$55,379	$106,705

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Revenue
Revenue from Fees, Net

The following table set forth our revenue from fees, net in the periods shown:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	$	%	2022	2023	$	%
Platform and referral fees, net	$211,610	$105,765	$(105,845)	(50)%	$483,422	$183,422	$(300,000)	(62)%
Servicing and other fees, net	46,735	37,924	(8,811)	(19)%	88,905	77,408	(11,497)	(13)%
Total revenue from fees, net	$258,345	$143,689	$(114,656)	(44)%	$572,327	$260,830	$(311,497)	(54)%

Revenue from fees, net decreased $114.7 million, or 44%, in the three months ended June 30, 2023, compared to the same period in 2022, which included a decrease of $105.8 million in revenue from platform and referral fees, net and a decrease of $8.8 million in servicing fees, net. The decrease of the platform and referral fees, net was primarily driven by a 66% decrease in the Transaction Volume, Number of Loans from 321,138 in the three months ended June 30, 2022 to 109,447 in the same period in 2023, which was partially offset by an increase in prices of our services.

Revenue from fees, net decreased $311.5 million, or 54%, in the six months ended June 30, 2023, compared to the same period in 2022, which included a decrease of $300.0 million in revenue from platform and referral fees, net and a decrease of $11.5 million in servicing fees, net. The decrease of the platform and referral fees, net was primarily driven by a 75% decrease in the Transaction Volume, Number of Loans from 786,675 in the six months ended June 30, 2022 to 193,531 in the same period in 2023, which was partially offset by an increase in prices of our services.
Interest Income and Fair Value Adjustments, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	$	%	2022	2023	$	%
Interest income	$28,974	$33,916	$4,942	17%	$44,108	$79,231	$35,123	80%
Interest expense	(2,313)	(4,282)	(1,969)	(85)%	(3,272)	(11,414)	(8,142)	(249)%
Fair value adjustments, net	(56,844)	(37,557)	19,287	34%	(74,865)	(89,954)	(15,089)	(20)%
Total interest income and fair value adjustments, net	$(30,183)	$(7,923)	$22,260	74%	$(34,029)	$(22,137)	$11,892	35%

Interest income and fair value adjustments, net increased $22.3 million, or 74% in the three months ended June 30, 2023, compared to the same period in 2022. The increase was primarily driven by a $19.3 million decrease in unfavorable fair value adjustments as well as a $4.9 million increase in interest income due to an increase in the outstanding principal balance of loans held on the condensed consolidated balance sheets. The change in fair value adjustments was primarily attributable to a $13.9 million decrease in realized loss on loan sales and a $5.4 million decrease in unfavorable fair value adjustments of our loan portfolio due to a relatively more stable interest rate environment and improvements in our underwriting during the three months ended June 30, 2023 compared to the same period in 2022.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Interest income and fair value adjustments, net increased $11.9 million, or 35% in the six months ended June 30, 2023, compared to the same period in 2022. The increase was primarily driven by a $35.1 million increase in interest income due to an increase in unpaid principal balance of loans held on the condensed consolidated balance sheets, partially offset by a $15.1 million increase in unfavorable fair value adjustments. The change in fair value adjustments was primarily attributable to a $19.9 million increase in unfavorable fair value adjustments of our loan portfolio due to higher charge-offs offset by a $4.8 million decrease in realized loss on loan sales during the six months ended June 30, 2023 compared to the same period in 2022.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	$	%	2022	2023	$	%
Sales and marketing	$105,212	$23,891	$(81,321)	(77)%	$238,661	$55,329	$(183,332)	(77)%
% of revenue	46%	18%			44%	23%

Sales and marketing expenses decreased by $81.3 million, or 77%, in the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to a $74.2 million decrease in advertising and other traffic acquisition cost and a $4.9 million decrease in payroll and other personnel-related expenses driven by decreased headcount. As a percentage of total revenue, sales and marketing expenses decreased from 46% to 18%.

Sales and marketing expenses decreased by $183.3 million, or 77%, in the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to a $178.3 million decrease in advertising and other traffic acquisition cost, as well as a $2.9 million decrease in payroll and other personnel-related expenses driven by decreased headcount. As a percentage of total revenue, sales and marketing expenses decreased from 44% to 23%.

Customer Operations

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	$	%	2022	2023	$	%
Customer operations	$51,072	$36,797	$(14,275)	(28)%	$99,479	$77,387	$(22,092)	(22)%
% of revenue	22%	27%			18%	32%

Customer operations expenses decreased by $14.3 million, or 28%, in the three months ended June 30, 2023, compared to the same period in 2022. The decrease was primarily due to a $11.9 million decrease in payroll and other personnel-related expenses due to a decrease in headcount as well as decreased spending of $3.5 million on information verification and platform operations, partially offset by a $1.4 million increase in servicing expenses. As a percentage of total revenue, customer operations expenses increased from 22% to 27%.

Customer operations expenses decreased by $22.1 million, or 22%, in the six months ended June 30, 2023, compared to the same period in 2022. The decrease was primarily due to a $15.4 million decrease in payroll and other personnel-related expenses due to a decrease in headcount as well as decreased spending of $8.8 million on information verification and platform operations, partially offset by a $3.6 million increase in servicing expenses. As a percentage of total revenue, customer operations expenses increased from 18% to 32%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Engineering and Product Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	$	%	2022	2023	$	%
Engineering and product development	$57,045	$57,974	$929	2%	$107,036	$168,045	$61,009	57%
% of revenue	25%	43%			20%	70%

Engineering and product development expenses increased by $0.9 million, or 2%, for the three months ended June 30, 2023, compared to the same period in 2022. The increase was primarily due to an increased spending on engineering infrastructure, support services, and consultants. As a percentage of total revenue, engineering and product development expenses increased from 25% to 43%.

Engineering and product development expenses increased by $61.0 million, or 57%, for the six months ended June 30, 2023, compared to the same period in 2022. The increase was primarily due to an increase of $57.1 million in payroll and other personnel-related expenses driven by an expense related to the cancellation of PRSUs, and severance payments under the January 2023 Plan. Refer to “Note 10. Stockholders' Equity” and “Note 15. Reorganization Expenses” for further details on the PRSU cancellation and January 2023 Plan, respectively. As a percentage of total revenue, engineering and product development expenses increased from 20% to 70%.
General, Administrative, and Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	$	%	2022	2023	$	%
General, administrative, and other	$46,940	$50,448	$3,508	7%	$90,396	$103,111	$12,715	14%
% of revenue	21%	37%			17%	43%

General, administrative, and other expenses increased by $3.5 million, or 7%, in the three months ended June 30, 2023, compared to the same period in 2022. The increase was primarily due to an increase of $6.8 million in payroll and personnel-related costs, including an increase in stock-based compensation expense, and a $1.1 million increase in depreciation and amortization expense. This increase is partially offset by a decrease of $3.1 million in other personnel-related expenses driven by a decrease in headcount and a decrease of $1.5 million in office and administrative related expenses and insurance. As a percentage of total revenue, general, administrative, and other expenses increased from 21% to 37%.

General, administrative, and other expenses increased by $12.7 million, or 14%, in the six months ended June 30, 2023, compared to the same period in 2022. The increase was primarily due to an increase of $15.4 million in payroll and personnel-related costs as a result of increased stock-based compensation expense and severance payments under the January 2023 Plan and an increase of $4.7 million in depreciation and amortization expense. The increase was partially offset by a decrease of $4.2 million in other personnel-related expenses driven by a decrease in headcount and a decrease of $2.5 million in office and administrative related expenses and insurance as well as decrease of $1.3 million of legal and compliance expenses. As a percentage of total revenue, general, administrative, and other expenses increased from 17% to 43%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	$	%	2022	2023	$	%
Other income, net	2,260	5,197	2,937	130%	$138	7,794	7,656	5,548%

Other income, net increased by $2.9 million in the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to $4.0 million increase in dividend income, partially offset by $1.1 million decrease in grant income during the three months ended June 30, 2023.

Other income, net increased by $7.7 million in the six months ended June 30, 2023 compared to the same period in 2022. The increase was due to an increase in dividend income of $7.7 million during the six months ended June 30, 2023.
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

Contribution Profit and Contribution Margin have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Contribution Profit and

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Contribution Margin are not GAAP financial measures of, nor do they imply profitability. Even if our revenue exceeds variable expenses over time, we may not be able to achieve or maintain profitability, and the relationship of revenue to variable expenses is not necessarily indicative of future performance. Contribution Profit and Contribution Margin do not reflect all of our variable expenses and involve some judgment and discretion around what costs vary directly with loan volume. Other companies that present Contribution Profit and Contribution Margin may calculate it differently and, therefore, similarly titled measures presented by other companies may not be directly comparable to ours.

The following table presents a reconciliation of income (loss) from operations to Contribution Profit and Contribution Margin. We define Operating Margin as our income (loss) from operations divided by revenue from fees, net.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenue from fees, net	$258,345	$143,689	$572,327	$260,830
Income (loss) from operations	(32,107)	(33,344)	2,726	(165,179)
Operating Margin	(12)%	(23)%	0%	(63)%
Sales and marketing, net of borrower acquisition costs(1)	$11,927	$4,842	$21,562	$16,568
Customer operations, net of borrower verification and servicing costs(2)	6,941	8,079	13,021	18,863
Engineering and product development	57,045	57,974	107,036	168,045
General, administrative, and other	46,940	50,448	90,396	103,111
Interest income and fair value adjustments, net	30,183	7,923	34,029	22,137
Contribution Profit	$120,929	$95,922	$268,770	$163,545
Contribution Margin	47%	67%	47%	63%
_________
(1)Borrower acquisition costs were $93.3 million and $19.0 million for the three months ended June 30, 2022 and 2023, respectively, and were $217.1 million and $38.8 million for the six months ended June 30, 2022 and 2023, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses associated with the January 2023 Plan.
(2)Borrower verification and servicing costs were $44.1 million and $28.7 million for the three months ended June 30, 2022 and 2023, respectively, and were $86.5 million and $58.5 million for the six months ended June 30, 2022 and 2023, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses associated with the January 2023 Plan.

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
•Adjusted EBITDA and Adjusted EBITDA Margin exclude stock-based compensation expense and certain employer payroll taxes on employee stock transactions. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. The amount of employer payroll tax-related expense on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business;
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

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should be considered along with other operating and financial performance measures presented in accordance with GAAP. The following table provides a reconciliation of net income (loss) and Net Income (Loss) Margin to Adjusted EBITDA Margin. We define Net Income (Loss) Margin as net income (loss) divided by total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Total revenue	$228,162	$135,766	$538,298	$238,693
Net income (loss)	(29,871)	(28,165)	2,821	(157,419)
Net Income (Loss) Margin	(13)%	(21)%	1%	(66)%
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	$30,836	$33,519	$56,765	$108,545
Depreciation and amortization	3,354	4,425	6,135	10,866
Reorganization expenses	—	—	—	15,536
Expense on convertible notes	1,170	1,176	2,339	2,350
Provision for income taxes	24	18	43	34
Adjusted EBITDA	$5,513	$10,973	$68,103	$(20,088)
Adjusted EBITDA Margin	2%	8%	13%	(8)%
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

We define Adjusted Net Income (Loss) as net income (loss) exclusive of stock-based compensation expense and certain payroll tax expense and reorganization expenses. Adjusted Net Income (Loss) Per Share is calculated by dividing Adjusted Net Income (Loss) Per Share by the weighted-average common shares outstanding. We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share are useful measures for investors in evaluating our ability to generate earnings, more readily compare between past and future periods, and provide comparability of our performance with the performance of other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net income (loss)	$(29,871)	$(28,165)	$2,821	$(157,419)
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	30,836	33,519	56,765	108,545
Reorganization expenses	—	—	—	15,536
Adjusted Net Income (Loss)	$965	$5,354	$59,586	$(33,338)
Net income (loss) per share:
Basic	$(0.36)	$(0.34)	$0.03	$(1.91)
Diluted	$(0.36)	$(0.34)	$0.03	$(1.91)
Adjusted Net Income (Loss) per Share:
Basic	$0.01	$0.06	$0.71	$(0.40)
Diluted	$0.01	$0.06	$0.63	$(0.40)
Weighted-average common shares outstanding:
Basic	83,833,963	83,130,638	84,031,109	82,524,403
Diluted	93,340,659	91,026,284	94,509,060	82,524,403
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

As of June 30, 2023, our primary source of liquidity was cash of $443.7 million. We also held $5.0 million of investments in certificates of deposit with maturities greater than three months as of June 30, 2023. Certificates of deposit provide a secondary source of liquidity since they can be converted into cash in a timely manner. Changes in the balance of cash are generally a result of working capital fluctuations and the timing of purchases and sales of loans facilitated through our marketplace. To finance purchases of certain loans facilitated through our lending marketplace, we rely on our warehouse credit facilities through the special-purpose trusts, or the warehouse trusts and corporate cash.

Our convertible senior notes have a principal balance of $661.3 million and bear interest at a rate of 0.25% per year, payable semiannually in arrears on February 15 and August 15 of each year. The Notes mature on

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
August 15, 2026 unless earlier converted, redeemed, or repurchased in accordance with their terms. Refer to “Note 9. Borrowings” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our Notes.

Our ULT Warehouse Credit Facility, which matures in June 2026, allows us to borrow up to $175.0 million to purchase unsecured personal loans. Our UAWT Warehouse Credit Facility, which matures in June 2025, allows us to borrow up to $200.0 million to purchase secured auto loans. As of June 30, 2023, we have drawn an aggregate of $279.2 million on our warehouse credit facilities. Refer to “Note 9. Borrowings” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our warehouse credit facilities.

We lease office facilities under operating lease agreements which expire between 2027 and 2032. Our cash requirements related to these lease agreements are $112.8 million, of which $16.2 million is expected to be paid within the next 12 months. Refer to “Note 11. Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our operating lease obligations.

We have committed to purchase loans from certain lending partners at the conclusion of the required holding period, which is generally equal to three business days. As of June 30, 2023, the total loan purchase commitment was $33.2 million. See “Note 12. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our loan purchase obligations.

In connection with our committed capital arrangements, we have agreed to risk sharing arrangements whereby we are obligated to put a certain amount of our capital at risk in relation to the credit performance of the loans. As of June 30, 2023, the amount of our capital at risk is $40.2 million. Refer to “Note 5. Beneficial Interests” for additional information.

As of June 30, 2023, the potential value of these risk sharing arrangements, to be realized over time, ranges between $0 to $83.4 million, depending on the actual future performance of the loans sold under these arrangements. The estimated value of our risk sharing arrangements is $51.7 million, which represents the undiscounted value of the capital at risk and is based on the actual and expected future performance of the underlying loans.

Additionally, our cash requirements for the next 12 months for the committed capital arrangements are expected to be $40.9 million.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Six Months Ended June 30,
	2022	2023
Net cash provided by (used in) operating activities	$(320,438)	$86,652
Net cash used in investing activities	(4,764)	(64,346)
Net cash provided by (used in) financing activities	48,382	(44,880)
Decrease in cash and restricted cash	$(276,820)	$(22,574)

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

Net cash provided by operating activities was $86.7 million for the six months ended June 30, 2023, which primarily consisted of adjustments for non-cash items of $208.9 million, net loss of $157.4 million, and $35.2 million in net changes in operating assets and liabilities. The increase in non-cash adjustments was primarily related to $106.7 million of stock-based compensation and $98.6 million of changes in fair value of financial instruments. The increase in net changes in operating assets and liabilities was primarily related to $101.8 million in principal payments received for loans held-for-sale and $16.3 million in net proceeds from purchase and sale of loans held-for-sale, partially offset by a $50.8 million decrease in amounts payable to investors, a $17.9 million decrease in accrued expenses and other liabilities, and a $11.8 decrease in accounts payable.

Net Cash from Investing Activities

Net cash used in investing activities was $64.3 million for the six months ended June 30, 2023 as a result of $83.9 million purchases of loans held-for-investment and $26.4 million acquisition of beneficial interests, partially offset by $50.4 million in principal payments received for loans held-for-investment.

Net Cash from Financing Activities

Net cash used in financing activities was $44.9 million for the six months ended June 30, 2023 as a result of $397.6 million repayments of borrowings, partially offset by $340.4 million proceeds from borrowings, $6.7 million proceeds from exercise of stock options, and $5.7 million in proceeds from issuance of common stock under ESPP.

Composition of Retained Loan Portfolio

As of June 30, 2023, we held $837.6 million of loans on our condensed consolidated balance sheet. $492.8 million of these loans were originated for research and development purposes, primarily in support of our auto lending products and expansion of our unsecured personal loan product to new categories of borrowers. We also held $344.8 million of core personal loans which would otherwise be immediately purchased by institutional investors. We will continue to utilize our capital to support research and development activities and, at times, as a funding source for core personal loans during periods of marketplace funding constraints. The extent and timing of utilizing our capital as a funding source for loans will largely depend on the availability of capital in our marketplace relative to the demand from qualified borrowers and our business priorities. We plan to sell retained loans to institutional investors over time in the form of secondary sales or securitizations.

Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in activities that are not reflected on our condensed consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated VIEs, including sale of whole loans and sponsored and co-sponsored securitization transactions, which we contractually service. We use these transactions to provide a source of liquidity to finance our business and to diversify our institutional investor base. If we are the retaining sponsor of a securitization transaction, we are required by law to retain at least 5% of the credit risk of the securities issued in these securitizations. We provide additional information regarding transactions with unconsolidated VIEs in “Note 3. Variable Interest Entities” in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Our critical accounting policies are described in Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to these policies for the six months ended June 30, 2023.

Recent Accounting Pronouncements

Refer to “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted when applicable.

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

As of December 31, 2022 and June 30, 2023, we were exposed to market discount rate risk on $1,010.4 million and $837.6 million, respectively, of loans held on our condensed consolidated balance sheets. The fair value of these loans is estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The changes in the discount rates for loans retained on our balance sheet reflect the expected returns of similar financial instruments available in the market and can be caused by changes in the market interest rates, expected loan performance, and other factors. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $12.0 million and $23.7 million decrease, respectively, in the fair value of loans held on our condensed consolidated balance sheet as of December 31, 2022 and a $9.8 million and $19.3 million decrease, respectively, as of June 30, 2023.

As of June 30, 2023, we were also exposed to market discount rate risk on other financial instruments, including $28.7 million of beneficial interests. Beneficial interests are estimated at fair value using a discounted cash flow model which considers projected defaults, losses and recoveries to project future losses and net cash flows on the underlying loans. We use two different discount rates for expected cash flows associated with demonstrated to-date credit performance and those associated with future credit performance. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $0.7 million and $1.4 million decrease, respectively, in the fair value of beneficial interests held on our consolidated balance sheet as of June 30, 2023.
Credit Risk

Upstart Holdings, Inc.
Credit risk refers to the risk of loss of the loans on our condensed consolidated balance sheets arising from individual borrower default due to inability or unwillingness to meet their financial obligations. The performance of certain financial instruments, including loans, beneficial interests, securitization notes and residual certificates, on our condensed consolidated balance sheets are dependent on the credit performance of loans facilitated by us. To manage this risk, we monitor borrower payment performance through our lending marketplace and utilize our AI capabilities to price loans in a manner that we believe is reflective of their credit risk.

The fair values of these loans, beneficial interests, securitization notes, and residual certificates are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions. These instruments are sensitive to changes in credit risk.

As of December 31, 2022 and June 30, 2023, we were exposed to credit risk on $1,010.4 million and $837.6 million, respectively, of loans held on our condensed consolidated balance sheet. These loans bear fixed interest rates and are carried on our condensed consolidated balance sheets at fair value. As of December 31, 2022, a hypothetical 10% and 20% increase in credit risk would result in a $11.9 million and $23.9 million decrease, and as of June 30, 2023, a hypothetical 10% and 20% increase in credit risk would result in a $10.2 million and $20.3 million decrease in the fair value of loans held on our condensed consolidated balance sheets, respectively.

We are also exposed to credit risk on $28.7 million of beneficial interests held on the condensed consolidated balance sheet as of June 30, 2023. A hypothetical 10% and 20% increase in credit risk spread would result in a $5.0 million and $13.0 million decrease, respectively, in the fair value of beneficial interests held on our consolidated balance sheet as of June 30, 2023.
Counterparty Risk

We are subject to risk that arises from our derivative instruments, beneficial interests, warehouse facilities, and third-party custodians. These activities generally involve an exchange of obligations with unaffiliated lenders or other individuals or entities, referred to in such transactions as “counterparties”. If a counterparty were to default or otherwise fail to perform, we could potentially be exposed to loss if such counterparty were unable to meet its obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among multiple such counterparties, and placing contractual limits on the amount of dependence on any single counterparty.

As of December 31, 2022 and June 30, 2023, we held $532.5 million and $509.9 million, respectively, related to cash and restricted cash in business checking accounts and interest-bearing deposit accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our condensed consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation, or FDIC. We reduce credit risk by placing our cash and restricted cash in reputable institutions.
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

An increase or decrease in interest rates may also impact our exposure to interest rate risk on our warehouse credit facilities. As of December 31, 2022 and June 30, 2023, we were exposed to interest rate risk on $336.5 million and $279.2 million, respectively, under our warehouse credit facilities, which bear floating interest rates. Changes in interest rates may impact our cost of borrowing. During the six months ended June 30, 2023 we entered into interest

Upstart Holdings, Inc.
rate cap agreements in connection with our warehouse credit facilities with an aggregate notional amount of $333.0 million. The interest rate caps provide protection to the credit facilities against exposure to changes in cash flows to the extent the 1-month SOFR exceeds the strike rate. The UAWT interest rate cap matures in April 2029 and the ULT interest rate cap matures June 2025. Refer to “Note 4. Derivative Financial Instruments” for further details.
Equity Investment Risk

Our non-marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our investments.

Our non-marketable equity investments are in equity securities of privately-held companies without readily determinable fair values. We elected to account for each such investment using the measurement alternative which is cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment and is inherently complex due to the lack of readily available market data. We consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of each investment. We also assess our non-marketable equity securities for impairment on a quarterly basis. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations. Adjustments and impairments are recorded in other expense on the condensed consolidated statements of operations and comprehensive income (loss) upon recognition of such adjustments or impairments. As of December 31, 2022 and June 30, 2023, the carrying value of our non-marketable equity securities, which do not have readily determinable fair values, totaled $41.3 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Upstart Holdings, Inc.
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
•If we are unable to maintain diverse, consistent and robust loan funding programs with institutional investors, our growth prospects, business, financial condition and results of operations could be adversely affected.
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
•successfully maintain a diversified loan funding strategy, including lending partnerships, whole loan sales and securitization transactions that enhance loan liquidity for the lending partners that use our marketplace, and committed capital sources;
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

Upstart Holdings, Inc.
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

The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 3% for June 2023. In response to high levels of inflation and recession fears, the U.S. Federal Reserve has raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, increase unemployment rates, contribute to bank failures and further disrupt the banking sector. Continuing economic uncertainty and the magnitude and duration of the resulting fluctuations in business activity cannot currently be estimated and has had several effects on our business and results of operations, including, among other things:

•a reduction in the availability of loan funding and liquidity from institutional investors and the capital markets;
•lower acceptance rates from borrowers;
•reductions in workforce;

Upstart Holdings, Inc.
•decreases in origination volumes on our platform;
•increases in the use of our balance sheet to fund Upstart-powered loans;
•delays in the adoption of our AI platform by new lending partners; and
•the potential for increased delinquencies and default rates for new and existing Upstart-powered loans.

During periods of economic slowdown or recession, our current and potential institutional investors in our loan funding programs have reduced and may continue to reduce the number of loans or interest in loans they purchase or demand terms that are less favorable to us to compensate for any increased risks. For example, increasing interest rates caused, and may in the future cause, our lending partners and institutional investors in our loan funding programs to limit the amount of funding they wanted to provide on our platform for loans to borrowers, which reduced the volume of Upstart-powered loans we completed and therefore negatively impacted our revenue. In response to this constrained loan funding, we have increased, and may continue to increase, the use of our balance sheet to fund loans originated through our platform. This increase in the use of our balance sheet has diverted capital resources, increased our exposure to the changes in the fair value of such loans, and could result in losses if such loans held on our balance sheet default or we sell those loans at a loss. We have also secured multiple committed capital arrangements with institutional investors, which terms include risk sharing arrangements. See “Note 5. Beneficial Interests” for further information. A further reduction in the volume of the loans and loan financing products we sell would negatively impact our ability to maintain or increase the number of loans facilitated through our marketplace.

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

If we are unable to maintain diverse, consistent and robust loan funding programs with institutional investors, our growth prospects, business, financial condition and results of operations could be adversely affected.

Upstart Holdings, Inc.
Our business depends on sourcing and maintaining diverse, consistent and robust loan funding programs to fund Upstart-powered loans that are not retained by our lending partners. In the six months ended June 30, 2023, 38% of the loans funded through our platform were retained by our lending partners, and 50% of loans were purchased by institutional investors through our loan funding programs. Our loan funding programs include whole loan sales and pass-through certificate issuances to institutional investors, asset-backed securitization transactions, committed capital arrangements, and utilization of warehouse credit facilities. The availability and capacity of our loan funding sources depend on many factors that are outside of our control, such as capital markets and interest rate volatility, economic conditions and regulatory reforms. We cannot be sure that the existing funding sources will continue to be available, or any new funding source will become available, on reasonable terms or at all.

We have recently experienced reductions in capital from certain funding sources due to concerns about the current macroeconomic environment, including rapidly rising interest rates, risk of increased loan default rates, recessionary concerns, and 2023 bank failures and resulting disruption in the banking sector. Such reductions in capital have resulted in, and could continue to result in, declines in revenue and transaction volume. In addition, we have utilized, and expect to continue utilizing, our balance sheet to support funding of loans that would otherwise be held by institutional investors. The increase in the percentage of loans held on our balance sheet has diverted capital resources, increased our exposure to the changes in the fair value of such loans and could result in losses if such loans held on our balance sheet default. Increases in the percentage of loans held on our balance sheet could further have these impacts and could adversely affect our business, financial condition and results of operations. In the event of continued reductions in capital, we may not be able to maintain the current loan volume without incurring substantially higher funding costs, which could adversely affect our business, financial condition and results of operations.

In order to provide more stability in our loan funding programs, we recently secured committed capital arrangements with institutional investors, which are expected to deliver a significant amount of loan funding to the Upstart marketplace for the rest of this year and the beginning of next year. While we expect these arrangements to provide us with a more robust capital supply, the funding terms include risk sharing arrangements. In particular, we have agreed to compensate, subject to a limit, the committed capital investors if credit losses on the loans sold to them deviate from expectations. As of June 30, 2023, our capital at risk, which represents the maximum exposure to losses, under these arrangements was $40.2 million. The potential amount of our capital, to be realized over time, ranges between $0 to $83.4 million, depending on the actual future performance of the loans sold under these arrangements. See “Note 5. Beneficial Interests” for more information. These types of terms could negatively impact our financial results. We may also experience declines in revenue and loan volume if the existing committed capital investors do not provide funding on the agreed upon terms or we fail to secure additional committed capital arrangements in the future on reasonable terms or at all.

Furthermore, events of default or breaches of financial, performance or other covenants, or worse than expected performance of certain pools of loans underpinning our pass-through certificate transactions, asset-backed securitizations or other debt facilities, could limit our access to funding from institutional investors. The funding arrangements that we enter into during a high interest rate environment, such as the committed capital arrangements, may become more costly during periods with lower interest rates if such arrangements remain through a full economic cycle.

If our existing lending partners cease or limit operations with us or if we are unable to attract and onboard new lending partners, our business, financial condition and results of operations will be adversely affected.

Our success depends in significant part on the participation of our lending partners in our marketplace. In the six months ended June 30, 2023, 109% of our total revenue was generated from platform, referral and servicing fees that we receive from our lending partners. Our lending partners may suspend, limit or cease their participation in our marketplace for a number of reasons. For example, several of our lending partners have recently paused or reduced loan origination in order to limit their exposure to consumer loans in the current macroeconomic environment. In addition, the recent bank failures in 2023 and resulting disruption in the banking sector may limit our ability to attract new lending partners and may cause existing lending partners to reduce loan originations on our platform. If our lending partners continue to suspend, limit or cease their operations or otherwise terminate their

Upstart Holdings, Inc.
relationships with us, the number of loans facilitated through our platform will decrease and our revenue will be adversely affected. Moreover, our sales and onboarding process with new lending partners can be long and unpredictable. If we are unable to timely onboard our lending partners, or if our lending partners are not willing to work with us to complete a timely onboarding process, our results of operations could be adversely affected.

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

For the six months ended June 30, 2023, we incurred a net loss of $157.4 million. We intend to continue to expend significant funds to continue to develop and improve our proprietary AI models, spend on marketing to increase the number of borrowers on our platform, enhance the features and overall user experience of our platform, expand the types of loan offerings on our platform and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We expect to incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from being

Upstart Holdings, Inc.
profitable. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

Our revenue growth rate and financial performance in prior periods may not be indicative of future performance.

We grew rapidly in the past, and our historical revenue growth rate and financial performance may not be indicative of our future performance. Our revenue for any previous quarterly or annual periods should not be relied upon as any indication of our revenue or revenue growth in future periods. In fact, our revenue declined during the six months ended June 30, 2023. Our revenue may continue to decline in future periods for a number of reasons, which may include: adverse macroeconomic conditions, changing interest rates, slowing demand for or reduced funding through our lending marketplace offerings and services, sales of loans held on our balance sheet at a loss, increasing competition, credit market volatility, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities.

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

Upstart Holdings, Inc.
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

In addition, we typically experience seasonality in the demand for Upstart-powered loans, which is generally lower in the first quarter. This seasonal slowdown is primarily attributable to high loan demand around the holidays in the fourth quarter and the general increase in borrowers’ available cash flows in the first quarter, including cash received from tax refunds, which temporarily reduces borrowing needs. While government stimulus programs provided to individuals in response to the COVID-19 pandemic have obscured this seasonality in our overall financial results, we expect our results of operations to continue to be affected by such seasonality in the future because the COVID-19 government stimulus programs have ended. Such seasonality and other fluctuations in our quarterly results may also adversely affect and, increase the volatility of, the trading price of our common stock.

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

Upstart Holdings, Inc.
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

The performance of loans facilitated by our platform is significantly dependent on the effectiveness of our proprietary AI models used to evaluate a borrower’s credit profile and likelihood of default. While our AI models are continually adjusted to account for certain macroeconomic conditions, the bulk of the data gathered and the development of our AI models have largely occurred during a period of sustained economic growth or during the COVID-19 pandemic when extraordinary government stimulus impacted the economy. Our AI models have not been extensively tested during other adverse economic cycles. There is no assurance that our AI models can accurately predict loan performance during periods of adverse economic conditions. If our AI models are unable to accurately reflect the credit risk of loans under such economic conditions, our lending partners, institutional investors in our loan funding programs and we may experience greater than expected losses on such loans, which would harm our reputation and erode the trust we have built with our lending partners and institutional investors in our loan funding programs. For example, in response to the COVID-19 pandemic, the federal government quickly implemented stimulus measures. The subsequent discontinuation of those stimulus measures has increased, and may continue to increase, the delinquency and default rates of borrowers of Upstart-powered loans, which has increased uncertainty about the effectiveness of our AI models among lending partners, institutional investors and others. In addition, we consider credit performance to be one of the most important measures of the effectiveness of our AI models and focus on credit performance compared to the expectations of our lending partners or institutional investors at the time of origination. For loans purchased by institutional investors, our 2021 through mid-2022 vintages have underperformed relative to target returns. Moreover, the fair value of the loans on our balance sheet has declined in the quarter ended June 30, 2023 and may decline in future down-cycle economic conditions. Any of these factors could adversely affect our business, financial condition and results of operations.

If we are unable to manage the risks associated with the Upstart Macro Index (UMI), which is at an early research and development stage with an unproven track record, our credibility, reputation, business, financial condition and results of operations could be adversely affected.
UMI is our effort to quantify the level of macroeconomic risks in terms of the losses or defaults within Upstart-powered loan portfolios. UMI is at an early stage of its development and does not have a long history or

Upstart Holdings, Inc.
track record. Since it is a new initiative, UMI remains unproven and, therefore, may not perform as expected. We intend to continue our research and development efforts to improve UMI, and we expect that such efforts could result in changes or revisions to current or past UMI values. Any significant changes or revisions could harm our reputation and credibility with our lending partners and institutional investors, which in turn could adversely affect our business, financial condition and results of operations.

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

Our securitizations, whole loan sales, committed capital arrangements and warehouse credit facilities expose us to certain risks, and we can provide no assurance that we will be able to access the securitization markets, continue our whole loan sales, enter into new committed capital arrangements, renew our existing warehouse credit facilities or obtain new warehouse credit facilities in the future. This may result in the reduced supply of loan funding capital or require us to seek more costly financing for our marketplace.

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

Upstart Holdings, Inc.
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

The gain on sale and related servicing fees generated by our whole loan sales, and the servicing fees based on sales of asset-backed securities, also represent a material portion of our earnings. We cannot assure you that our loan purchasers will continue to purchase loans or securities (either through whole loan sales or asset-backed securities) or that they will continue to purchase loans in transactions that generate the same spreads and/or fees that we have historically obtained. During the six months ended June 30, 2023, we sold loans that had been originated in an earlier, lower interest rate environment. We recognized losses on these sales which reduced our revenue. As we hold more loans on our balance sheet, or hold these loans for longer periods and interest rates rise, our business, financial condition and results of operation could be adversely affected, including further reductions in revenue. Factors that may affect loan purchaser demand for loans include:
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

Upstart Holdings, Inc.
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

In connection with our committed capital arrangements, we have agreed to compensate, subject to a limit, the committed capital investors if credit losses on the loans sold to them deviate from expectations. As of June 30, 2023, our capital at risk, which represents the maximum exposure to losses, under these arrangements was $40.2 million. The potential amount of our capital, to be realized over time, ranges between $0 to $83.4 million, depending on the actual future performance of the loans sold under these arrangements. See “Note 5. Beneficial Interests” for more information. These types of terms could negatively impact our financial results. We may also experience declines in revenue and loan volume if the existing committed capital investors do not provide funding on the agreed upon terms or we fail to secure additional committed capital arrangements on reasonable terms or at all.

We are also subject to risk that arises from our derivative instruments, beneficial interests, warehouse facilities, and third-party custodians. These activities generally involve an exchange of obligations with unaffiliated lenders or other individuals or entities, referred to in such transactions as “counterparties”. If a counterparty were to default or otherwise fail to perform, we could potentially be exposed to loss if such counterparty were unable to meet its obligations to us, which could adversely affect our business, financial condition and results of operations.

Cross River Bank and one other lending partner account for a substantial portion of the total number of loans facilitated by our platform and our revenue.

Cross River Bank, or CRB, a New Jersey-chartered community bank, originates a majority of the loans on our platform. In the six months ended June 30, 2022 and 2023, CRB originated 52% and 41%, respectively, of the Transaction Volume, Number of Loans. CRB also accounts for a large portion of our revenues. In the six months ended June 30, 2022 and 2023, fees received from CRB accounted for 48% and 31%, respectively, of our total revenue. CRB retains a proportion of the loans they originate on their own balance sheet, and sells the remainder of the loans to us, which we in turn sell to institutional investors, sell to our warehouse trust special purpose entities or retain on our balance sheet. Our most recent commercial arrangement with CRB began on January 1, 2019 and has a term of four years with an automatic renewal provision for an additional two years following the initial four-year term. Either party may choose to not renew by providing the other party 120 days’ notice prior to the end of the initial term or any renewal term. In addition, even during the term of our arrangement, CRB could choose to reduce the volume of Upstart-powered loans that it chooses to originate and/or retain on its balance sheet. We or CRB may terminate our arrangement immediately upon a material breach by the other party and failure to cure such breach within a cure period, if any representations or warranties are found to be false and such error is not cured within a cure period, bankruptcy or insolvency of either party, receipt of an order or judgment by a governmental entity, a material adverse effect, or a change of control whereby such party involved in such change of control provides 90 days’ notice to the other and payment of a termination fee of $450,000. If we are unable to continue to increase the number of other lending partners on our platform or if CRB or one of our other lending partners were to suspend, limit or cease their operations or otherwise terminate their relationship with us, our business, financial condition and results of operations would be adversely affected.

In both the six months ended June 30, 2022 and 2023, one other lending partner originated 37% and 32% of the Transaction Volume, Number of Loans. In the six months ended June 30, 2022 and 2023, the fees received from this lending partner accounted for 30% and 28% of our total revenue, respectively.

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

The duration and extent to which the resulting macroeconomic consequences of the COVID-19 pandemic and related government assistance programs will impact our future results of operations and overall financial performance remains uncertain.

The global macroeconomic effects of the COVID-19 pandemic and related government assistance programs and their impacts on our business may persist for an indefinite period. The federal government’s stimulus measures taken in response to the COVID-19 pandemic have contributed to higher inflation, resulting in higher interest rates. The subsequent termination of these government stimulus measures reduced the ability of some individual borrowers to remain current on their obligations which we believe led to increased delinquencies, defaults, customer bankruptcies and charge-offs and decreasing recoveries for loans facilitated through the Upstart marketplace. The continued rise in default rates, delinquencies, customer bankruptcies or charge-offs have led, and may continue to lead, to lower demand by our lending partners to originate, and institutional investors to fund, loans facilitated through our marketplace, which would have an adverse effect on our business. If we are unable to improve our AI platform to account for the resulting macroeconomic impacts of the COVID-19 pandemic and of the related creation and discontinuation of the government assistance programs, or if our AI platform is unable to more successfully predict the creditworthiness of potential borrowers compared to other lenders, then our business, financial condition and results of operations could be adversely affected.

The magnitude and duration of the fluctuations in business activity caused by the macroeconomic consequences of the COVID-19 pandemic and related government assistance programs cannot currently be estimated with any degree of certainty and has had several effects on our business and results of operations, including, among other things:

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

Upstart Holdings, Inc.
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

Recent financial, political and other events, including the 2023 bank failures and the resulting disruption in the banking sector, may increase the level of regulatory scrutiny on financial technology companies. Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. For example, in April 2022, the CFPB announced that it intends to examine nonbank financial companies that pose risks to consumers, and in November 2022, the Treasury Department issued a report encouraging the CFPB to increase its supervisory activity with respect to larger nonbank lenders. In July 2023, the CFPB Director Chopra announced that the agency had already begun supervision of at least three nonbank fintech companies. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. In addition, the Biden Administration recently announced a government-wide effort to eliminate “junk fees” which could subject our business practices to even further scrutiny. The CFPB’s action on junk fees thus far has largely focused on fees associated with deposit products, such as “surprise” overdraft fees and not-sufficient-funds fees, that are not within scope of Upstart’s products or services. However, what constitutes a “junk fee” remains undefined. The CFPB has called out other fees, such as pay-to-pay fees charged by debt collectors, and is actively soliciting consumer input on fee practices associated with other consumer financial products or services, signaling that the “junk fee” initiative is likely to continue to broaden in scope. While Upstart believes that the costs it charges are reasonable under the circumstances and does not charge any fees that have been scrutinized by the CFPB thus far, we expect that we would still be subject to some additional scrutiny should the “junk fee” initiative expands to include fees directly associated with consumer lending products.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Artificial intelligence and related technologies are subject to public debate and heightened regulatory scrutiny. The CFPB Director recently indicated that artificial intelligence remains a regulatory hot topic for the agency including the use of complex credit scoring models as part of the loan underwriting process. The agency has taken several steps to increase regulatory scrutiny of financial technology companies that rely on artificial intelligence. In April 2023, the FTC, DOJ, CFPB, and EEOC released a joint statement on artificial intelligence demonstrating their interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. Any negative publicity or negative public perception of artificial intelligence could negatively impact demand for our AI lending marketplace, hinder our ability to attract new lending partners or slow the rate at which lending partners adopt our AI lending marketplace. From time to time, certain advocacy groups have made claims that unlawful or unethical discriminatory effects may result from the use of AI technology by various companies, including ours. Such claims, whether or not accurate, and whether or not concerning us or our AI

Upstart Holdings, Inc.
lending marketplace, may harm our ability to attract prospective borrowers to our platform, retain existing and attract new lending partners and achieve regulatory acceptance of our business.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

In connection with our loan funding programs, we make representations and warranties concerning the loans sold, and if such representations and warranties are not accurate when made, we could be required to repurchase the applicable loans.

In our loan funding programs, including asset-backed securitizations, pass-through certificate transactions, warehouse credit facilities and whole loan sales, we make numerous representations and warranties concerning the characteristics of the Upstart-powered loans sold and transferred in connection with such transactions, including representations and warranties that the loans meet the eligibility requirements of those facilities and of institutional investors in our loan funding programs. If those representations and warranties were not accurate when made and are not timely cured or incurable, we may be required to repurchase the underlying loans. Failure to repurchase such loans could constitute a default, an event of default or termination event under the agreements governing our various loan funding programs and could require us to indemnify certain financing parties. Through June 30, 2023, the number of repurchased Upstart-powered loans as a result of inaccurate representations and warranties represents less than 1% of all Upstart-powered loans. While only a small number of Upstart-powered loans have been historically repurchased by us, there can be no assurance that we would have adequate cash or other qualifying assets available to make such repurchases if and when required. Such repurchases could be limited in scope, relating to small pools of loans, or significant in scope, across multiple pools of loans. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, our business, financial condition and results of operations could be adversely affected.
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

In particular, lending programs that involve originations by a bank in reliance on origination-related services being provided by non-bank lending platforms and/or program managers are subject to potential litigation and government enforcement claims based on “rent-a-charter” or “true lender” theories, particularly where such programs involve the subsequent sale of such loans or interests therein through the lending marketplace. See—“If loans facilitated through our platform for one or more lending partners were subject to successful challenge that the lending partner was not the “true lender,” such loans may be unenforceable, subject to rescission or otherwise impaired, we or other program participants may be subject to penalties, and/or our commercial relationships may suffer, each which would adversely affect our business and results of operations,” below. In addition, loans originated by lending partners (which are exempt from certain state requirements under federal banking laws), followed by the sale, assignment, or other transfer to non-banks of such loans are subject to potential litigation and government enforcement claims based on the theory that transfers of loans from banks to non-banks do not transfer the ability to enforce contractual terms such as interest rates and fees from which only banks benefit under federal preemption principles. See—“If loans originated by our lending partners were found to violate the laws of one or more states, whether at origination or after sale by the lending partner, loans facilitated through our platform may be unenforceable or otherwise impaired, we or other program participants may be subject to, among other things, fines and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations” below. In addition, the recent inquiries related to our model’s use of education variables in assessing credit risk could prompt potential litigation and government enforcement claims based on perceived violations of ECOA. See—“We have been in the past and may in the future be subject to federal and state regulatory inquiries regarding our business” below. If we were subject to such litigation or enforcement, then any unfavorable results of pending or future legal proceedings may result in contractual damages, usury related claims, fines, penalties, injunctions, the unenforceability, rescission or other impairment of loans originated on our platform or other censure that could have an adverse effect on our business, results of operations and financial condition. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-

Upstart Holdings, Inc.
party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-

Upstart Holdings, Inc.
performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. treasury, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Additionally, effective July 1, 2024, Colorado updated its Uniform Consumer Credit Code invoking its right under the Depository Institutions Deregulation and Monetary Control Act to opt out of a provision that allows state-chartered banks to preempt state interest rates applicable to consumer credit transactions. This will affect the bank partnership model as out-of-state state banks and credit unions will be required to follow Colorado’s interest rate and fee restrictions on consumer loans to Colorado residents if the loans are deemed to be made in Colorado.

If loans facilitated through our platform for one or more lending partners were subject to successful challenge that the lending partner was not the “true lender,” such loans may be unenforceable, subject to rescission or otherwise impaired, we or other program participants may be subject to penalties, and/or our

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

At the state level, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, requires, among other things, that covered companies provide disclosures to California residents and afford such persons new abilities to opt-out of certain sales or retention of their personal information by us. Aspects of the CCPA and its interpretation remain unclear. In addition, California voters approved Proposition 24 in the November 2020 election to create the California Privacy Rights Act, or CPRA, which amends and purports to strengthen the CCPA and created a state agency, the California Privacy Protection Agency, to enforce privacy laws. The CPRA amendments create obligations relating to consumer data as of January 1, 2023 (with a one-year lookback), and enforcement beginning March 29, 2024. Following the enactment of the CCPA, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act of 2021, or VCDPA; in June 2021 Colorado enacted the Colorado Privacy Act, or CPA; in March 2022, Utah, enacted the Utah Consumer Privacy Act, or UCPA; in May 2022, Connecticut enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, or CTDPA; and in March 2023, Iowa enacted an Act Relating to Consumer Data Protection, or ICDPA. The VCDPA went into effect on January 1, 2023, and the CPA and CTDPA both go into effect on July 31, 2023. The UCPA will go into effect December 31, 2023. The ICDPA will go into effect January 1, 2025. In June 2023, Texas enacted the Texas Data Privacy and Security Act, which will go into effect January 1, 2024. Additionally, other U.S. states are proposing and enacting laws and regulations that impose obligations similar to the CCPA or that otherwise involve significant obligations and restrictions.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Under our warehouse credit facility for unsecured personal loans (the “ULT Warehouse Credit Facility”), we may borrow from an aggregate of $175.0 million financing capacity, until the earlier of June 2025 and an accelerated amortization event. Any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity in June 2026. As of June 30, 2023, the amount borrowed under the ULT Warehouse Credit Facility was $91.5 million, and $123.4 million of aggregated fair value of loans purchased were pledged as collateral. Under our warehouse facility for auto loans (the “UAWT Warehouse Credit Facility”), we may borrow up to $200 million until June 14, 2024, and any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity twelve months after the determined amortization date. As of June 30, 2023, the amount borrowed under the UAWT Warehouse Credit Facility was $187.7 million, and $272.1 million of aggregated fair value of loans purchased were pledged as collateral.

Our warehouse credit facilities impose operating and financial covenants on the applicable warehouse trust special purpose entity, and under certain events of default, the applicable lender could require that all or a portion of

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

As of June 30, 2023, a valuation allowance has been recorded to recognize only deferred tax assets that are more likely than not to be realized in the United States federal and state tax jurisdictions. Our net deferred tax assets are primarily related to net operating loss carryforwards, or NOLs. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

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
•sales of shares of our common stock by us or our stockholders, including sales to cover tax withholding obligations upon vesting of RSUs issued to our employees;
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Our amended and restated certificate of incorporation authorizes us to issue 616,188,516 shares of authorized but unissued common stock and rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 6,298,961 shares for issuance under our 2020 Equity Incentive Plan subject to adjustment in certain events. Any common stock that we issue, including under our 2020 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our common stock.

To the extent a large number of shares of our common stock are sold in connection with any “sell to cover” transactions upon vesting of restricted stock units (RSUs) issued to our employees, our stock price may fluctuate.

Under U.S. tax laws, employment tax withholding and remittance obligations for RSUs arise in connection with their vesting. To fund the tax withholding and remittance obligations arising in connection with the vesting of RSUs, we use the “sell-to-cover” method, under which shares with a market value equivalent to the tax withholding obligation are sold by a broker on behalf of the holder of the RSUs upon vesting to cover the tax withholding liability and the cash proceeds from such sales are subsequently remitted by us to the taxing authorities. The tax withholding due in connection with such RSU vesting is based on the then-current value of the underlying shares of our common stock. Such sales do not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for RSUs. To the extent a large number of shares are sold in connection with any vesting event, such sales volume may cause our stock price to fluctuate.

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no repurchases of the Company’s common stock during the three months ended June 30, 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(c) Securities Trading Plans of Executive Officers and Directors

From time to time, some of the Company’s executive officers or directors may determine that it is advisable to diversify their investments for personal financial planning reasons or may seek liquidity for other reasons and may sell shares of common stock of the Company. To effect such sales, from time to time, some of the Company’s executive officers or directors may enter into trading plans that are designed to comply with the Company’s Insider

Upstart Holdings, Inc.
Trading Policy and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

During the quarter ended June 30, 2023, the following officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company (“officers”) have adopted a contract, instruction or written plan for the sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) of the Exchange Act:

Name and title of officer: Paul Gu, Chief Technology Officer
Date of adoption: May 31, 2023
Duration of the trading arrangement: Through May 31, 2024 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 580,000 shares

Name and title of officer: Sanjay Datta, Chief Financial Officer
Date of adoption: May 31, 2023
Duration of the trading arrangement: Through March 11, 2024 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 28,000 shares

Name and title of officer: Scott Darling, Chief Legal Officer and Corporate Secretary
Date of adoption: May 30, 2023
Duration of the trading arrangement: Through July 31, 2024 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 250,821 shares

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

Upstart Holdings, Inc.
(Registrant)

Date: August 8, 2023	By:	/s/ Dave Girouard
Dave Girouard
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Sanjay Datta
Sanjay Datta
Chief Financial Officer
(Principal Financial Officer)