Form 10-Q
period 2023-09-30
Upstart Holdings, Inc.
filed 2023-11-08
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
2950 S. Delaware Street, Suite 410
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 1, 2023 there were 85,057,317 shares of the registrant’s common stock outstanding.

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
•our ability to successfully maintain a diversified and resilient loan funding strategy, including lending partnerships, whole loan sales, committed capital arrangements and securitization transactions;
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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	September 30,
	2022	2023
Assets
Cash	$422,411	$516,581
Restricted cash	110,056	98,447
Loans (at fair value)(1)	1,010,421	972,336
Property, equipment, and software, net	44,168	48,010
Operating lease right of use assets	86,335	77,339
Beneficial interests (at fair value)	—	36,974
Non-marketable equity securities	41,250	41,250
Goodwill	67,062	67,062
Other assets (includes $42,648 and $42,673 at fair value as of December 31, 2022 and September 30, 2023, respectively)	154,351	143,780
Total assets(2)	$1,936,054	$2,001,779
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$18,715	$7,027
Payable to investors	90,777	51,607
Borrowings	986,394	1,003,392
Payable to securitization note holders (at fair value)	—	153,782
Accrued expenses and other liabilities (includes $8,820 and $7,414 at fair value as of December 31, 2022 and September 30, 2023, respectively)	66,946	51,853
Operating lease liabilities	100,787	93,354
Total liabilities(2)	1,263,619	1,361,015
Stockholders’ equity:
Common stock, $0.0001 par value; 700,000,000 shares authorized; 81,259,676 and 85,024,889 shares issued and outstanding as of December 31, 2022 and September 30, 2023, respectively	8	9
Additional paid-in capital	714,871	880,933
Accumulated deficit	(42,444)	(240,178)
Total stockholders’ equity	672,435	640,764
Total liabilities and stockholders’ equity	$1,936,054	$2,001,779
____________

(1)Includes $196.5 million as of September 30, 2023 of loans, at fair value, contributed as collateral for the consolidated securitization. Refer to “Note 6. Fair Value Measurement” for details.

(2)The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by Upstart Holdings, Inc. at December 31, 2022 and September 30, 2023. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. The holders of the beneficial interests do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	September 30,
	2022	2023
Assets
Cash	$838	$762
Restricted cash	13,147	23,888
Loans (at fair value)	958,822	964,917
Other assets (includes $2,244 and $10,051 at fair value as of December 31, 2022 and September 30, 2023, respectively)	11,674	11,218
Total assets	$984,481	$1,000,785

Liabilities
Payable to investors	$—	$1,216
Borrowings	336,452	351,169
Payable to securitization note holders (at fair value)	—	153,782
Accrued expenses and other liabilities	1,378	1,887
Total liabilities	337,830	508,054
Total net assets	$646,651	$492,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenue:
Revenue from fees, net	$179,348	$146,755	$751,675	$407,585
Interest income and fair value adjustments, net:
Interest income(1)	22,180	37,692	66,288	116,923
Interest expense(1)	(3,050)	(9,414)	(6,322)	(20,828)
Fair value and other adjustments(1)	(41,245)	(40,476)	(116,110)	(130,430)
Total interest income and fair value adjustments, net	(22,115)	(12,198)	(56,144)	(34,335)
Total revenue	157,233	134,557	695,531	373,250
Operating expenses:
Sales and marketing	56,362	33,042	295,023	88,371
Customer operations	45,028	36,914	144,507	114,301
Engineering and product development	66,182	54,941	173,218	222,986
General, administrative, and other	47,752	53,505	138,148	156,616
Total operating expenses	215,324	178,402	750,896	582,274
Loss from operations	(58,091)	(43,845)	(55,365)	(209,024)
Other income, net	1,880	3,540	2,018	11,334
Net loss before income taxes	(56,211)	(40,305)	(53,347)	(197,690)
Provision for income taxes	12	10	55	44
Net loss	$(56,223)	$(40,315)	$(53,402)	$(197,734)

Net loss per share, basic	$(0.69)	$(0.48)	$(0.64)	$(2.38)
Net loss per share, diluted	$(0.69)	$(0.48)	$(0.64)	$(2.38)
Weighted-average number of shares outstanding used in computing net loss per share, basic	81,672,099	84,404,966	83,236,131	83,158,146
Weighted-average number of shares outstanding used in computing net loss per share, diluted	81,672,099	84,404,966	83,236,131	83,158,146
____________
(1)Balances for three and nine months ended September 30, 2023 include amounts related to the consolidated securitization. Refer to “Note 2. Revenue” for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2022	82,188,372	$8	$688,021	$69,042	$757,071
Issuance of common stock upon exercise of stock options	270,390	—	1,319	—	1,319
Issuance of common stock upon settlement of restricted stock units	(319)	—	(8)	—	(8)
Stock-based compensation expense	—	—	38,206	—	38,206
Shares withheld related to net share settlement of restricted stock units	188,726	—	—	—	—
Issuance of common stock under employee stock purchase plan	114,902	—	3,231	—	3,231
Repurchases of stock	(930,893)	—	(25,028)	—	(25,028)
Net loss	—	—	—	(56,223)	(56,223)
Balance as of September 30, 2022	81,831,178	$8	$705,741	$12,819	$718,568

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	83,659,665	$8	$740,849	$66,221	$807,078
Issuance of common stock upon exercise of stock options	2,074,763	1	10,725	—	10,726
Issuance of common stock upon settlement of restricted stock units	179,559	—	(8)	—	(8)
Shares withheld related to net share settlement of restricted stock units	188,726	—	—	—	—
Stock-based compensation expense	—	—	96,582	—	96,582
Issuance of common stock under employee stock purchase plan	162,796	—	7,662	—	7,662
Repurchases of stock	(4,434,331)	(1)	(150,069)	—	(150,070)
Net loss	—	—	—	(53,402)	(53,402)
Balance as of September 30, 2022	81,831,178	$8	$705,741	$12,819	$718,568

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2023	83,811,484	$8	$838,000	$(199,863)	$638,145
Issuance of common stock upon exercise of stock options	288,111	1	2,802	—	2,803
Issuance of common stock upon settlement of restricted stock units	777,969	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	—	—	—	—	—
Stock-based compensation expense	—	—	37,428	—	37,428
Issuance of common stock under employee stock purchase plan	147,325	—	2,703	—	2,703
Net loss	—	—	—	(40,315)	(40,315)
Balance as of September 30, 2023	85,024,889	$9	$880,933	$(240,178)	$640,764

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	81,259,676	$8	$714,871	$(42,444)	$672,435
Issuance of common stock upon exercise of stock options	1,058,804	1	9,474	—	9,475
Issuance of common stock upon settlement of restricted stock units	2,247,325	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(375)	—	(6)	—	(6)
Stock-based compensation expense	—	—	148,163	—	148,163
Issuance of common stock under employee stock purchase plan	459,459	—	8,431	—	8,431
Net loss	—	—	—	(197,734)	(197,734)
Balance as of September 30, 2023	85,024,889	$9	$880,933	$(240,178)	$640,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2023
Cash flows from operating activities
Net loss	$(53,402)	$(197,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of financial instruments	71,056	151,317
Stock-based compensation	92,035	142,273
Gain on loan servicing arrangement, net	(23,770)	(10,432)
Depreciation and amortization	9,859	15,800
Non-cash interest expense	2,294	2,296
Other	—	(2,260)
Net changes in operating assets and liabilities:
Purchase of loans held-for-sale	(6,978,644)	(2,076,734)
Proceeds from sale of loans held-for-sale	6,374,107	1,875,358
Principal payments received for loans held-for-sale	104,049	139,582
Principal payments received for loans held by consolidated securitization	—	12,302
Other assets	8,719	27
Operating lease liability and right-of-use asset	7,695	1,563
Accounts payable	3,446	(11,699)
Payable to investors	(13,754)	(44,919)
Accrued expenses and other liabilities	(25,494)	(13,521)
Net cash used in operating activities	(421,804)	(16,781)

Cash flows from investing activities
Purchase of loans held-for-investment	(55,294)	(121,294)
Proceeds from sale of loans held-for-investment	11,993	774
Principal payments received for loans held-for-investment	27,711	78,327
Principal payments received for notes receivable and repayments of residual certificates	5,508	3,556
Acquisition of beneficial interests	—	(39,505)
Purchase of non-marketable equity securities	(1,000)	—
Purchase of property and equipment	(7,088)	(1,285)
Capitalized software costs	(10,842)	(9,135)
Net cash used in investing activities	(29,012)	(88,562)

Cash flows from financing activities
Payments made on securitization notes	—	(10,016)
Proceeds from issuance of securitization notes	—	165,318
Proceeds from borrowings	430,270	529,494
Repayments of borrowings	(209,079)	(514,792)
Proceeds from issuance of common stock under employee stock purchase plan	7,662	8,431
Proceeds from exercise of stock options	10,726	9,475
Taxes paid related to net share settlement of equity awards	(8)	(6)

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2023
Repurchases of common stock	(150,070)	—
Net cash provided by financing activities	89,501	187,904
Change in cash and restricted cash	(361,315)	82,561
Cash and restricted cash
Cash and restricted cash at beginning of period	1,191,241	532,467
Cash and restricted cash at end of period	$829,926	$615,028

Supplemental disclosures of cash flow information
Cash paid for interest	$7,952	$22,481
Cash (received) paid for income taxes, net	206	(982)

Supplemental disclosures of non-cash investing and financing activities
Securities retained under consolidated securitization transaction	$—	$44,763
Beneficial interests included in payable to investors	—	5,749
Capitalized stock-based compensation expense	4,547	5,890

The following presents cash and restricted cash by category within the unaudited condensed consolidated balance sheets:

	December 31,	September 30,
	2022	2023
Cash	$422,411	$516,581
Restricted cash	110,056	98,447
Total cash and restricted cash	$532,467	$615,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 1.    Description of Business and Significant Accounting Policies
Description of Business

Upstart Holdings, Inc. and its subsidiaries (together “Upstart”, the “Company”, “we”, or “our”) apply artificial intelligence models and cloud applications to the process of originating consumer credit. The Company helps originate credit by providing lending partners with access to a proprietary, cloud-based, artificial intelligence lending marketplace. As the Company’s technology continues to improve and additional lending partners adopt the Upstart platform, consumers benefit from improved access to affordable and frictionless credit. The Company currently operates in the United States and is headquartered in San Mateo, California and Columbus, Ohio. The Company’s fiscal year ends on December 31.
Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements included in our Annual Report on Form 10-K. Certain prior period amounts have been reclassified or disaggregated where appropriate to conform to the current period presentation of such amounts. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated of any future annual or interim periods.

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
Derivative Financial Instruments
The Company evaluates its contracts and financial instruments to determine if these contracts and instruments or their parts meet the definition of derivatives in accordance with the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. Derivatives are recorded on the condensed consolidated balance sheets at fair value with changes in the value recorded in earnings on the condensed consolidated statements of operations and comprehensive loss, and are reported within the net cash used in operating activities in the condensed consolidated statements of cash flows. The

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Company uses derivative instruments to manage risks related to our ongoing business operations, including managing interest rates on our warehouse facilities. The Company does not employ derivatives for trading or speculative purposes and has no derivatives classified as accounting hedges. Refer to “Note 4. Derivative Financial Instruments” for additional information.

Beneficial Interests

Beneficial interests represent the Company’s right to receive or an obligation to make cash payments to certain loan buyers based on the performance of credit losses of the underlying loan portfolios. The Company evaluates these arrangements to determine if they or their components meet the characteristics of derivative instruments. Beneficial interests that meet such characteristics are reported in accordance with the derivative financial instruments policy. For other beneficial interests that meet the criteria of a debt security, the Company has elected to record the arrangement at fair value and recognize the changes in fair value and other adjustments on the condensed consolidated statements of operations and comprehensive loss. Refer to “Note 5. Beneficial Interests” for additional information.

Consolidated Securitization

The Company elected the measurement alternative under ASC 810, Consolidation, and maximizes the use of observable inputs to estimate the fair value of the financial assets and liabilities of a consolidated securitization entity. Under the measurement alternative, the Company determined that the fair value of the liabilities, which consists of securitization notes and residual certificates issued by the entity, is based on more observable inputs than inputs used to determine the fair value of the assets, which consists of held-for-sale loans. Thus, the fair value of these loans is determined by the sum of the fair value of the related securitization notes and residual certificates. Changes in the fair value of these assets and liabilities are included in the consolidated statements of operations and comprehensive loss. See “Note 3. Variable Interest Entities” and “Note 6. Fair Value Measurement” for additional information.
Recently Adopted Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which was issued by the FASB in October 2021. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the previous business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The ASU will be applied prospectively to business combinations occurring after the adoption date. The adoption of this new standard did not have an impact on the Company's condensed consolidated financial statements or related disclosures.
Recently Issued Accounting Pronouncements
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (the “Update”). The amendments in this Update clarify or improve current disclosure and presentation requirements of a variety of topics, including ASC 230-10, Statement of Cash Flows, ASC 260-10, Earnings Per Share, ASC 470-10, Debt, and ASC 815-10, Derivatives, and are intended to align requirements under GAAP with those under Regulation S-X or Regulation S-K. The effective date for each amendment in the Update will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K, the amendments will not be effective for any entities. Early adoption is prohibited and the amendments should be applied prospectively. The

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Company is currently evaluating the impact of the amendments to its condensed consolidated financial statements and related disclosures.

 2.    Revenue
Revenue from Fees, Net

The Company disaggregates revenue from fees by type of service for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenue from fees, net:
Platform and referral fees, net	$134,786	$112,437	$618,208	$295,859
Servicing and other fees, net	44,562	34,318	133,467	111,726
Total revenue from fees, net	$179,348	$146,755	$751,675	$407,585
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

After origination, Upstart-powered loans are either retained by lending partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans purchased by the Company, Upstart pays lending partners a one-time loan premium fee upon completion of the minimum contractual holding period. Upstart also pays lending partners monthly loan trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers, which are our lending partners, and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the condensed consolidated statements of operations and comprehensive loss. The Company recognized $6.1 million and $20.9 million of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net during the three and nine months ended September 30, 2022, respectively, and $2.2 million and $5.6 million during the three and nine months ended September 30, 2023, respectively.

As of December 31, 2022 and September 30, 2023, the Company recognized $4.9 million and $4.2 million of loan trailing fee liability, respectively, which is recorded at fair value and included within accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets. Refer to “Note 6. Fair Value Measurement” for additional information on changes in fair value associated with trailing fee liabilities.

The Company’s arrangements for platform and referral services typically consist of an obligation to provide one or both of these services to customers, on a when and if needed basis (a stand-ready obligation), and revenue is recognized as such services are performed. Additionally, the services have the same pattern and period of transfer, and when provided individually or together, are accounted for as a single combined performance obligation representing a series of distinct services.

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

The Company had $31.1 million and $19.8 million of accounts receivable that are included in other assets on the condensed consolidated balance sheets related to contracts with customers as of December 31, 2022 and September 30, 2023, respectively. The standard payment terms on accounts receivable are 30 days. The Company’s allowance for bad debt and bad debt expense were immaterial for the periods presented.

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to employees in connection with the acquisition of lending partners. Capitalized costs are amortized over the expected period of benefit, which we have determined, based on an analysis, to be three years. The Company applies the practical expedient to expense costs to obtain contracts with customers if the amortization period is one year or less. As of December 31, 2022 and September 30, 2023, the Company had a $2.6 million and $2.7 million amount of contract costs, respectively, capitalized within other assets on the condensed consolidated balance sheets. The Company amortized an immaterial amount of capitalized contracts costs to sales and marketing in the condensed consolidated statements of operations and comprehensive loss for the periods presented.

Customers accounting for greater than 10% of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Customer A	45%	33%	47%	30%
Customer B	26%	32%	29%	31%
Customer C	*	12%	*	11%
* Less than 10%

Customers accounting for greater than 10% of accounts receivable were as follows:

	December 31,	September 30,
	2022	2023
Customer C	27%	15%

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

The Company recognized a net gain related to loan servicing rights upon loan sales for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net gain related to loan servicing rights	$6,038	$3,472	$23,770	$10,432

The Company charges lending partners and institutional investors for collection agency fees related to their outstanding loan portfolio. The Company either performs borrower collection activities in-house, or outsources to third-party collection agencies particularly for loans that are more than 30 days past due or charged off. The Company has discretion in hiring the collection agencies and determining the scope of their work. As the principal in the arrangement, the Company recognizes gross revenue from collection agency fees in the period that the services are provided. Upstart also receives certain ancillary borrower fees inclusive of late payment fees and ACH fail fees. Revenue from collection agency fees and borrower fees are included in servicing and other fees, net as part of revenue from fees, net in the Company’s condensed consolidated statements of operations and comprehensive loss. The total fees charged by collection agencies are also recognized in the period incurred and reported as part of customer operations expenses.

The Company recognized collection agency fees and borrower fees, which are included in servicing and other fees, net for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Collection agency fees	$2,790	$4,017	$7,345	$11,685
Borrower fees	$7,005	$7,182	$18,125	$21,823
Interest Income and Fair Value Adjustments, Net

Interest income and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments, held in the Company’s normal course of business at fair value, including derivatives, beneficial interests, loans and notes receivable and residual certificates.

The following table presents components of the interest income and fair value adjustments, net presented in the Company’s condensed consolidated statements of operations and comprehensive loss:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Interest income (1)	$22,180	$37,692	$66,288	$116,923
Interest expense (1)	(3,050)	(9,414)	(6,322)	(20,828)
Fair value and other adjustments
Unrealized loss, charge-offs, and other adjustments, net	(20,069)	(37,521)	(70,855)	(108,175)
Realized loss on sale of loans, net	(21,176)	(2,955)	(45,255)	(22,255)
Total fair value and other adjustments, net (1)	(41,245)	(40,476)	(116,110)	(130,430)

Total interest income and fair value adjustments, net	$(22,115)	$(12,198)	$(56,144)	$(34,335)
(1)Includes interest income, interest expense and fair value adjustments, net related to the consolidated securitization as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Interest income and fair value adjustments, net related to consolidated securitization:
Interest income	$—	$10,048	$—	$10,048
Interest expense	—	(3,754)	—	(3,754)
Fair value and other adjustments
Unrealized gain, charge-offs, and other adjustments, net	—	367	—	367
Realized loss on sale of loans, net	—	—	—	—
Total fair value and other adjustments, net	—	367	—	367

Total interest income and fair value adjustments, net	$—	$6,661	$—	$6,661
Interest Income

Interest income is recognized based on the terms of the underlying agreements with borrowers for loans held on the Company’s condensed consolidated balance sheets and is earned over the life of a loan.

Interest income also includes accrued interest earned on outstanding loans but not collected. Loans that have reached a delinquency of over 120 days are classified as non-accrual status and any accrued interest recorded in relation to these loans is reversed in the respective period. The Company does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2022 and September 30, 2023, the Company has recorded $12.8 million and $12.0 million of accrued interest income in loans on the condensed consolidated balance sheets, respectively.
Interest Expense

Interest expense is primarily related to interest recorded on the Company’s borrowings on warehouse credit facilities, and interest expense related to the consolidated securitization. Interest expense includes accrued interest incurred but not paid. Accrued interest expenses were immaterial as of December 31, 2022 and September 30, 2023.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Interest expense also includes changes in fair value of the interest rate cap. Refer to “Note 4. Derivative Financial Instruments” for additional information.
Fair Value and Other Adjustments, Net

Fair value and other adjustments, net include changes in fair value of financial instruments, other than loan servicing assets and liabilities and the interest rate cap. These adjustments are recorded in the Company’s condensed consolidated statements of operations and comprehensive loss and include both realized and unrealized changes to the value of related assets and liabilities. Refer to “Note 6. Fair Value Measurement” for additional information.

Fair value and other adjustments, net also includes amounts received from borrowers for previously charged-off loans held on the Company’s condensed consolidated balance sheets. These amounts are recognized in the period when amounts are received. Amounts received from borrowers for previously charged-off loans were immaterial for the three and nine months ended September 30, 2022, and $2.6 million and $4.6 million for the three and nine months ended September 30, 2023, respectively.

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

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

	Assets	Liabilities	Net Assets
December 31, 2022
Consolidated securitization	$—	$—	$—
Consolidated warehouse entities	488,337	337,269	151,068
Other consolidated VIEs	496,144	561	495,583
Total consolidated VIEs	$984,481	$337,830	$646,651

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Assets	Liabilities	Net Assets
September 30, 2023
Consolidated securitization	$205,107	$153,782	$51,325
Consolidated warehouse entities	551,045	352,435	198,610
Other consolidated VIEs	244,633	1,837	242,796
Total consolidated VIEs	$1,000,785	$508,054	$492,731
Consolidated Securitization
On July 6, 2023, the Company completed a private securitization securities offering (“UPST 2023-2”). As a retaining sponsor of the transaction, under risk retention requirements in Title 17 U.S. Code of Federal Regulations Part 246, Credit Risk Retention, promulgated by the Securities and Exchange Commission, the Company is required to retain at least 5% of the economic risk in UPST 2023-2. The Company elected to satisfy the risk retention requirements by holding eligible vertical retained interests in the form of a combination of securitization notes and residual certificates. The Company has also retained the remainder of the residual certificates issued as part of the transaction. The Company was the sole contributor of the collateral, which included $204.7 million unpaid principal balance of Upstart-powered loans held by the Company. The weighted-average coupon of the securitization notes issued was approximately 9.2%, and their sale generated approximately $165.3 million in gross cash proceeds. These proceeds and payments made on securitization notes are classified as financing activities in the statement of cash flows.

Upon closing of UPST 2023-2, the Company determined that servicing fees represent a variable interest due to the retained interests held by the Company. The retained interests held by the Company were deemed to potentially absorb more than an insignificant amount of expected losses or expected returns at the inception of the securitization transaction. The Company, as servicer, also has the power to direct the activities that most significantly impact the economics of the entities associated with the UPST 2023-2 securitization, and as such, the Company determined it was the primary beneficiary and consolidated the entities associated with UPST 2023-2.

The loans held in the consolidated securitization trust are classified as held-for-sale and included in loans, at fair value, and the notes sold to third-party investors are recorded at fair value as payable to securitization note holders on the condensed consolidated balance sheets. Refer to “Note 6. Fair Value Measurement” for additional information on determination of fair value of these assets and liabilities. The value of the residual certificates issued as part of the securitization and retained by the Company was eliminated as part of the consolidation.
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

During the three months ended September 30, 2023, the Company exercised a clean up call related to two unconsolidated VIEs and subsequently liquidated the associated entities. A clean up call option allows the Company, as servicer, to repurchase the remaining transferred financial asset once the collateral falls below a predefined level, which represents the point where servicing becomes administratively burdensome. The clean up calls had no material impact on the condensed consolidated financial statements of the Company.

The following tables summarize the aggregate value of assets and liabilities of unconsolidated VIEs in which the Company holds a variable interest but is not the primary beneficiary:

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
December 31, 2022
Securitizations and other	$364,013	$265,040	$98,973	$13,311

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
September 30, 2023
Securitizations and other	$222,125	$158,018	$64,107	$8,758

The Company’s maximum exposure to loss from its involvement with unconsolidated VIEs represents the estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is remote. The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $6.2 million and $2.8 million of securitization notes and residual certificates which are included in other assets on the condensed consolidated balance sheets as of December 31, 2022 and September 30, 2023, respectively. The Company also had $7.1 million and $6.0 million of cash deposits held as reserve accounts for related securitizations, included in other assets on the condensed consolidated balance sheets as of December 31, 2022 and September 30, 2023.

For securitization transactions where the Company is not the risk retaining sponsor, and servicing is the only form of continuing involvement, the Company would only experience a loss if it were required to repurchase such a loan due to a breach in representations and warranties and is not able to collect all repayments, refer to “Note 12. Commitments and Contingencies” for further information.

The investors and the securitization trusts have no direct recourse to the Company’s assets, and holders of the securities issued by the securitization trusts can look only to the assets of the securitization trusts that issued their

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

securities for payment. The interests held by the Company and its affiliates are subject principally to the credit and prepayment risk stemming from the underlying unsecured personal whole loans.

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

	September 30, 2023
	Notional Amount	Fair Value
Interest rate caps	$315,992	$9,796

The Company recognizes changes in fair value of these instruments in earnings and reports them as part of the interest expense on the condensed consolidated statements of operations and comprehensive loss. The table below presents gains recognized on the interest rate caps during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Fair value gains, net on interest rate caps	$—	$1,504	$—	$2,549

 5.    Beneficial Interests

In connection with certain committed capital agreements, the Company has risk sharing arrangements in which it is obligated to make payments to the loan buyer or is entitled to receive payments from the loan buyer if credit losses on the underlying loans subject to the arrangements deviate from initial expectations, subject to a dollar cap. The Company has beneficial interests in these arrangements which either meet the definition of a derivative or that meet the criteria of a debt security. As of September 30, 2023 the Company’s capital at risk, which represents the maximum exposure to losses, under these arrangements was $66.1 million.

The following table presents the aggregate unpaid principal balance of the underlying portfolio as well as the fair value of beneficial interests, which are presented as a separate asset line item on the condensed consolidated balance sheets. As of September 30, 2023, beneficial interest liabilities were immaterial and their value is included in other liabilities on the condensed consolidated balance sheets. There were no beneficial interests assets or liabilities held by the Company as of December 31, 2022.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	September 30, 2023
	Unpaid Principal Balance	Fair Value
Beneficial interests	$1,227,371	$36,974

The Company recognizes these beneficial interests at fair value with changes reported as part of the fair value and other adjustments on the condensed consolidated statements of operations and comprehensive loss. The table below presents losses recognized on beneficial interests during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Fair value losses on beneficial interests	$—	$(7,171)	$—	$(9,127)

Refer to “Note 6. Fair Value Measurement” for additional information.

 6.    Fair Value Measurement

The following table presents assets and liabilities measured at fair value and categorized in accordance with the fair value hierarchy:

		December 31,	September 30,
	Level	2022	2023
Assets
Loans	3	$1,010,421	$972,336
Notes receivable and residual certificates	3	6,181	2,786
Loan servicing assets	3	36,467	30,091
Interest rate caps(1)	2	—	9,796
Beneficial interests	3	—	36,974
Total assets		$1,053,069	$1,051,983
Liabilities
Loan servicing liabilities	3	$3,968	$2,393
Payable to securitization note holders	3	—	153,782
Trailing fee liabilities	3	4,852	4,173
Total liabilities		$8,820	$160,348
(1)The fair value of interest rate caps is determined based on the present value of the estimated future cash flows over the contract term using observable market-based inputs as of the valuation date, including implied interest rates.

Financial instruments are categorized in the fair value hierarchy based on the significance of unobservable inputs and assumptions in the overall fair value measurement. Since the Company’s loans, notes receivable and residual certificates, loan servicing assets and liabilities, beneficial interests, payables to securitization note holders, and trailing fee liabilities do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.
Loans

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Loans included in the Company’s condensed consolidated balance sheets are classified as either held-for-sale or held-for-investment based on the Company’s intent and ability to sell the loans prior to maturity. Loans held-for-sale in consolidated securitization include loans contributed as collateral to and held in the consolidated securitization (UPST 2023-2). From time to time the Company transfers loans between classifications based on changes in the Company’s intent and ability.

The following table presents the fair value of classes of loans included in the Company’s consolidated balance sheets as of December 31, 2022 and September 30, 2023:

	December 31,	September 30,
	2022	2023
Loans held-for-sale	$882,810	$632,316
Loans held-for-investment	127,611	143,493
Loans held in consolidated securitization	—	196,527
Total	$1,010,421	$972,336
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

As described in Note 1. Description of Business and Significant Accounting Policies, the Company elected the measurement alternative under Topic 810, Consolidation, and maximizes the use of observable inputs to estimate the fair value of the financial assets and liabilities of UPST 2023-2. Under the measurement alternative, the Company determined that inputs used to determine the value of UPST 2023-2 liabilities, which consist of securitization notes and residual certificates issued as part of this securitization, are more observable than those used to measure fair value of UPST 2023-2 financial assets, which consist of held-for-sale loans contributed as collateral. Thus, the loans are measured based on the sum of the fair value of the UPST 2023-2 securitization notes and residual certificates, with changes in fair value included in the consolidated statements of operations and comprehensive loss.

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-sale and held-for-investment:

	December 31, 2022			September 30, 2023
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	6.36%	22.28%	11.87%	10.22%	23.06%	12.17%
Credit risk rate (1)	0.01%	93.09%	16.93%	0.01%	92.90%	16.97%
Prepayment rate (1)	0.08%	93.43%	40.49%	0.13%	93.43%	37.85%
(1)Expressed as a percentage of the original principal balance of the loans
(2)Unobservable inputs were weighted by relative fair value

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held in consolidated securitization:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31, 2022			September 30, 2023
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	*	*	*	10.64%	23.05%	12.93%
Credit risk rate (1)	*	*	*	0.61%	37.70%	15.56%
Prepayment rate (1)	*	*	*	6.66%	89.84%	43.03%
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

Significant Recurring Level 3 Fair Value Input Sensitivity

The following table presents the sensitivity of the fair value of loans held-for-sale and held-for-investment to adverse changes in key assumptions used in the valuation model as of December 31, 2022 and September 30, 2023, respectively.

	December 31,	September 30,
	2022	2023
Fair value of loans held-for-sale and held-for-investment	$1,010,421	$775,809
Discount rates
100 basis point increase	(11,979)	(9,167)
200 basis point increase	(23,720)	(18,153)
Expected credit loss rates on underlying loans
10% adverse change	(11,927)	(9,739)
20% adverse change	(23,852)	(19,513)
Expected prepayment rates
10% adverse change	(2,284)	(1,904)
20% adverse change	(4,530)	(3,763)

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents the sensitivity of the fair value of loans in consolidated securitization to adverse changes in key assumptions used in the valuation model as September 30, 2023. No loans were held in consolidated securitization as of December 31, 2022.

	December 31,	September 30,
	2022	2023
Fair value of loans held in consolidated securitization	$—	$196,527
Discount rates
100 basis point increase	—	(2,660)
200 basis point increase	—	(5,264)
Expected credit loss rates on underlying loans
10% adverse change	—	(2,758)
20% adverse change	—	(5,449)
Expected prepayment rates
10% adverse change	—	(2,090)
20% adverse change	—	(4,142)

Rollforward of Level 3 Fair Values

The following tables include a rollforward of the loans classified within Level 3 of the fair value hierarchy:

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at June 30, 2022	$605,319	$18,444	$—	$623,763
Purchases of loans	333,779	41,402	—	375,181
Sale of loans	(232,302)	—	—	(232,302)
Purchase of loans for immediate resale	722,080	—	—	722,080
Immediate resale of loans	(722,080)	—	—	(722,080)
Repayments received	(43,748)	(2,699)	—	(46,447)
Changes in fair value recorded in earnings	(16,499)	(4,560)	—	(21,059)
Other changes	629	690	—	1,319
Fair value at September 30, 2022	$647,178	$53,277	$—	$700,455

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2021	$142,685	$109,792	$—	$252,477
Reclassification of loans from HFS to HFI	103,679	(103,679)	—	—
Purchases of loans	1,459,544	55,278	—	1,514,822
Sale of loans	(866,984)	—	—	(866,984)
Purchase of loans for immediate resale	5,519,116	—	—	5,519,116
Immediate resale	(5,519,116)	—	—	(5,519,116)
Repayments received	(128,023)	(3,737)	—	(131,760)
Changes in fair value recorded in earnings	(68,329)	(5,047)	—	(73,376)
Other changes	4,606	670	—	5,276
Fair value at September 30, 2022	$647,178	$53,277	$—	$700,455

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at June 30, 2023	$689,851	$147,714	$—	$837,565
Transfer of loans to consolidated securitization (1)	(209,968)	—	209,968	—
Purchases of loans (2)	483,921	32,714	—	516,635
Sale of loans	(269,627)	—	—	(269,627)
Purchase of loans for immediate resale	342,467	—	—	342,467
Immediate resale of loans	(342,467)	—	—	(342,467)
Repayments received	(40,894)	(24,757)	(12,302)	(77,953)
Changes in fair value recorded in earnings	(20,203)	(13,235)	(1,139)	(34,577)
Other changes	(764)	1,057	—	293
Fair value at September 30, 2023	$632,316	$143,493	$196,527	$972,336
(1)Transfer of loans to consolidated securitization at fair value.
(2)Purchase activity includes an immaterial unpaid principal balance related to securitization clean-up calls during the three months ended September 30, 2023.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2022	$882,810	$127,611	$—	$1,010,421
Transfer of loans to consolidated securitization (1)	(209,968)	—	209,968	—
Purchases of loans (2)	1,053,309	121,293	—	1,174,602
Sale of loans	(888,019)	—	—	(888,019)
Purchase of loans for immediate resale	1,023,426	—	—	1,023,426
Immediate resale of loans	(1,023,426)	—	—	(1,023,426)
Repayments received	(149,697)	(68,212)	(12,302)	(230,211)
Changes in fair value recorded in earnings	(54,767)	(40,003)	(1,139)	(95,909)
Other changes	(1,352)	2,804	—	1,452
Fair value at September 30, 2023	$632,316	$143,493	$196,527	$972,336
(1)Transfer of loans to consolidated securitization at fair value.
(2)Purchase activity includes an immaterial unpaid principal balance related to securitization clean-up calls during the nine months ended September 30, 2023.
The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the condensed consolidated balance sheets:

	Loans		Loans > 90 Days Past Due
	December 31,	September 30,	December 31,	September 30,
	2022	2023	2022	2023
Outstanding principal balance	$1,047,714	$1,002,387	$9,006	$12,811
Net fair value and accrued interest adjustments	(37,293)	(30,051)	(7,006)	(10,528)
Fair value(1)	$1,010,421	$972,336	$2,000	$2,283

(1)     Includes $397.7 million and $379.5 million of auto loans as of December 31, 2022 and September 30, 2023, respectively, of which an immaterial amount is 90 days or more past due for each period presented.

The Company places loans on non-accrual status at 120 days past due. Any accrued interest recorded in relation to these loans is reversed in the respective period. The Company charges-off loans no later than 120 days past due.
Assets and Liabilities related to Securitization Transactions

As of December 31, 2022 and September 30, 2023, the Company held notes receivable and residual certificates with an aggregate fair value of $6.2 million and $2.8 million, respectively, within other assets on the Company’s condensed consolidated balance sheets. The balances consist of securitization notes and residual certificates retained from unconsolidated securitization transactions.
As of September 30, 2023, the Company recognized payables to securitization note holders of $153.8 million at fair value. The balance represents the value of the securitization notes issued and owned by third-party investors in connection with UPST 2023-2. Accrued interest on these financial instruments is immaterial as of September 30, 2023. The value of the UPST 2023-2 securitization notes and residual certificates retained by the

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Company is eliminated in the consolidation process. As of December 31, 2022, the Company did not hold liabilities related to the consolidated securitization transaction.
Valuation Methodology

The discounted cash flow methodology, which is used to estimate the fair value of notes and residual certificates issued as part of the Company’s securitizations, uses the same projected net cash flows as their collateral loan pools. This model uses inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value.
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements of the underlying collateral pools of the assets and liabilities related to securitization transactions:

	December 31, 2022			September 30, 2023
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Notes receivable and residual certificates
Discount rate	8.42%	22.27%	12.79%	10.64%	23.05%	13.42%
Credit risk rate (1)	0.59%	50.69%	18.43%	0.59%	50.69%	17.78%
Prepayment rate (1)	10.90%	88.73%	42.66%	10.90%	87.53%	44.13%
Payable to securitization note holders
Discount rate	*	*	*	10.64%	23.05%	12.93%
Credit risk rate (1)	*	*	*	0.61%	37.70%	15.56%
Prepayment rate (1)	*	*	*	6.66%	89.84%	43.03%
(1)Expressed as a percentage of the original principal balance of the loans underlying the financial instruments
(2)Unobservable inputs were weighted by relative fair value
* Not applicable

Significant Recurring Level 3 Fair Value Input Sensitivity

Notes Receivable and Residual Certificates

Adverse changes in discount rates, credit risk rates, or prepayment rates do not result in a material impact to the fair value of notes receivable and residual certificates as of December 31, 2022 and September 30, 2023.

Payable to Securitization Note Holders

The fair value of the payable to securitization note holders is sensitive to adverse changes in discount rates, which represent estimates of the rates of return that institutional investors would require when investing in financial instruments with similar risk and return characteristics. On average, a hypothetical 100 and 200 basis point increase in discount rates results in a decrease in fair value of payable to securitization note holders of $2.2 million and $4.3 million, respectively, as of September 30, 2023. Adverse changes in credit risk rates and expected prepayment rates do not result in a material impact to the fair value of payable to securitization note holders as of September 30, 2023. The Company held no payable to securitization note holders as of December 31, 2022.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Rollforward of Level 3 Fair Values

The following tables include a rollforward of the notes receivable and residual certificates and payables to securitization note holders related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy:

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at June 30, 2022	$4,698	$—
Repayments and settlements	(1,596)	—
Changes in fair value recorded in earnings	357	—
Fair value at September 30, 2022	$3,459	$—

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2021	$8,288	$—
Repayments and settlements	(5,508)	—
Changes in fair value recorded in earnings	679	—
Fair value at September 30, 2022	$3,459	$—

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at June 30, 2023	$3,907	$—
Additions	—	165,318
Repayments and settlements	(560)	(10,016)
Changes in fair value recorded in earnings	(561)	(1,520)
Fair value at September 30, 2023	$2,786	$153,782

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2022	$6,181	$—
Additions	—	165,318
Repayments and settlements	(3,556)	(10,016)
Changes in fair value recorded in earnings	161	(1,520)
Fair value at September 30, 2023	$2,786	$153,782
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2022			September 30, 2023
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	13.00%	20.00%	17.20%	13.00%	20.00%	16.92%
Credit risk rate (1)	0.03%	91.76%	16.22%	0.05%	81.10%	15.04%
Market-servicing rate (3)(4)(5)	0.62%	3.72%	0.62%	0.62%	3.72%	0.63%
Prepayment rate (1)	0.53%	91.99%	41.19%	2.17%	96.90%	41.57%
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
Significant Recurring Level 3 Fair Value Input Sensitivity

The table below presents the fair value sensitivity of loan servicing assets and liabilities to adverse changes in key assumptions. The fair value of loan servicing assets and liabilities is not sensitive to adverse changes in discount rates and prepayment rates as such changes would not result in a significant impact on the fair value as of December 31, 2022 and September 30, 2023, respectively.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31,	September 30,
	2022	2023
Fair value of loan servicing assets	$36,467	$30,091
Expected market-servicing rates
10% market-servicing rates increase	(9,989)	(5,689)
20% market-servicing rates increase	(19,950)	(16,101)

	December 31,	September 30,
	2022	2023
Fair value of loan servicing liabilities	$3,968	$2,393
Expected market-servicing rates
10% market-servicing rates increase	2,303	1,329
20% market-servicing rates increase	4,640	2,702

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the loan servicing assets and liabilities classified by the Company within Level 3 of the fair value hierarchy:

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at June 30, 2022	$35,171	$6,366
Sale of loans	6,048	9
Changes in fair value recorded in earnings	(4,182)	(1,565)
Fair value at September 30, 2022	$37,037	$4,810

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2021	$18,388	$8,780
Sale of loans	26,066	2,296
Changes in fair value recorded in earnings	(7,417)	(6,266)
Fair value at September 30, 2022	$37,037	$4,810

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at June 30, 2023	$33,339	$2,577
Sale of loans	3,475	3
Changes in fair value recorded in earnings	(6,723)	(187)
Fair value at September 30, 2023	$30,091	$2,393

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2022	$36,467	$3,968
Sale of loans	10,512	80
Changes in fair value recorded in earnings	(16,888)	(1,655)
Fair value at September 30, 2023	$30,091	$2,393
Beneficial Interests

In connection with certain loan sale agreements, the Company is obligated to make payments to the loan buyer or is entitled to receive payments from the buyer if credit losses on personal loans subject to the arrangement deviate from initial expectations, subject to a dollar cap. These arrangements are recorded on the condensed consolidated balance sheet as beneficial interests. As of September 30, 2023, the Company held beneficial interests assets related to these arrangements of $37.0 million. The Company held no beneficial interests as of December 31, 2022.
Valuation Methodology

Beneficial interests are measured at estimated fair value using a discounted cash flow model. The fair valuation methodology considers projected defaults, losses and recoveries to project future losses and net cash flows on the underlying loans. Net cash flows are discounted using an estimate of market rates of return that reflect the risk premium related to those cash flows. The models use inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to determine fair value.
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s fair value measurements of beneficial interests as of September 30, 2023:

	Minimum	Maximum	Weighted-Average(1)
Beneficial interests
Discount rate	7.00%	14.00%	13.81%
Credit risk rate spread (2)	(5.70)%	0.00%	(5.70)%

(1) Unobservable inputs were weighted by relative fair value.
(2) Expressed as a percentage of cumulative loss expectations as of the valuation date compared to the origination date.

Discount rates–The discount rates are rates of return used to discount future expected cash flows to arrive at a present value, which represents the fair value. The discount rates used for the projected net cash flows are the Company’s estimates of the rates of return that market participants would require when investing in these financial instruments with cash flows dependent on credit performance of the underlying loan portfolio. A risk premium component is implicitly included in the discount rates to reflect the amount of compensation market participants require due to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity. The Company uses two different discount rates for expected cash flows associated with demonstrated to-date credit performance and those associated with future credit performance. The difference in these rates reflects the level of uncertainty and, as a result, risk premium that would be required by market participants when investing in these instruments.

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

The following table presents the sensitivity of beneficial interests to adverse changes in key assumptions used in the valuation model as of September 30, 2023.

September 30, 2023
Fair value of beneficial interests	$36,974
Discount rate
100 basis point increase	(879)
200 basis point increase	(1,725)
Expected credit rate spreads on underlying loans
10% adverse change	(10,044)
20% adverse change	(15,789)

The following tables present a rollforward of beneficial interests:

Beneficial Interests
Fair value as of June 30, 2023	$28,664
Additions	14,719
Changes in fair value recorded in earnings	(6,409)
Fair value as of September 30, 2023	$36,974

Beneficial Interests
Fair value as of December 31, 2022	$—
Additions	45,254
Changes in fair value recorded in earnings	(8,280)
Fair value as of September 30, 2023	$36,974

Trailing Fee Liabilities

The Company pays certain bank partners monthly trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Significant inputs used for estimating the fair value of trailing fee liabilities included discount rates of 6.36% to 22.28% and credit risk rates of 0.01% to 93.09% as of December 31, 2022 and discount rates of 10.22% to 23.06% and credit risk rates of 0.01% to 92.90% as of September 30, 2023.

The fair value sensitivity of trailing fee liabilities to adverse changes in key assumptions would not result in a material impact on the Company’s financial position or the results of operations.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Rollforward of Level 3 Fair Values

The following tables include a rollforward of trailing fee liabilities classified by the Company within Level 3 of the fair value hierarchy:

Trailing Fee Liabilities
Fair value at June 30, 2022	$5,446
Issuances	618
Repayments and settlements	(816)
Changes in fair value recorded in earnings	(47)
Fair value at September 30, 2022	$5,201

Trailing Fee Liabilities
Fair value at December 31, 2021	$4,315
Issuances	3,404
Repayments and settlements	(2,211)
Changes in fair value recorded in earnings	(307)
Fair value at September 30, 2022	$5,201

Trailing Fee Liabilities
Fair value at June 30, 2023	$4,265
Issuances	580
Repayments and settlements	(670)
Changes in fair value recorded in earnings	(2)
Fair value at September 30, 2023	$4,173

Trailing Fee Liabilities
Fair value at December 31, 2022	$4,852
Issuances	1,414
Repayments and settlements	(2,096)
Changes in fair value recorded in earnings	3
Fair value at September 30, 2023	$4,173

 7.    Goodwill and Intangible Assets
Goodwill

During the nine months ended September 30, 2023, there were no changes in the carrying amount of goodwill of $67.1 million on the Company’s condensed consolidated balance sheets.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Intangible Assets

Acquired intangible assets subject to amortization consist of developed technology and customer relationships, and are recorded net of amortization and included within other assets on the condensed consolidated balance sheets. The gross and net carrying values and accumulated amortization are as follows:
Developed Technology

	December 31, 2022	September 30, 2023
Gross carrying amount	$9,400	$9,400
Accumulated amortization	(5,483)	(7,833)
Net carrying value	$3,917	$1,567

Customer Relationships

	December 31, 2022	September 30, 2023
Gross carrying amount	$13,700	$13,700
Accumulated amortization	(1,998)	(2,854)
Net carrying value	$11,702	$10,846

Amortization expense was $1.1 million for both the three months ended September 30, 2022 and 2023 and was $3.2 million for both the nine months ended September 30, 2022 and 2023.

Expected future amortization expense for intangible assets as of September 30, 2023 is as follows:

Fiscal Years:
Remaining 2023	$1,069
2024	1,925
2025	1,142
2026	1,142
2027	1,142
Thereafter	5,993
Total	$12,413

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 8.    Balance Sheet Components
Other Assets

Other assets consisted of the following:

	December 31,	September 30,
	2022	2023
Servicing fees and other receivables	$46,652	$41,191
Loan servicing assets (at fair value)	36,467	30,091
Prepaid expenses	16,740	21,052
Intangible assets, net(1)	15,631	12,425
Interest rate caps(2)	—	9,796
Deposits	10,002	8,666
Notes receivable and residual certificates (at fair value)	6,181	2,786
Other assets	22,678	17,773
Total other assets	$154,351	$143,780
(1)Refer to “Note 7. Goodwill and Intangible Assets” for further information.
(2)Refer to “Note 4. Derivative Financial Instruments” for further information.

Servicing fees and other receivables represent amounts recognized as revenue but not yet collected in relation to servicing and other agreements with institutional investors and lending partners.
Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

	December 31,	September 30,
	2022	2023
Internally developed software	$37,783	$52,808
Leasehold improvements	13,074	14,050
Computer and networking equipment	6,049	6,054
Furniture and fixtures	4,421	4,736
Total property, equipment, and software	61,327	77,648
Accumulated depreciation and amortization	(17,159)	(29,638)
Total property, equipment, and software, net	$44,168	$48,010

Depreciation and amortization expense on property, equipment, and software was $2.7 million and $6.7 million for the three and nine months ended September 30, 2022, respectively, and was $3.9 million and $12.6 million for the three and nine months ended September 30, 2023, respectively. Capitalized internally developed software balances, net of accumulated amortization, were $27.4 million and $32.4 million as of December 31, 2022 and September 30, 2023, respectively. The Company also recognized impairment charges to internally developed software of $2.6 million during the nine months ended September 30, 2023, as a result of the January 2023 Plan. There were no impairment charges during the three months ended September 30, 2023. Refer to “Note 15. Reorganization Expenses” for more information.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,	September 30,
	2022	2023
Accrued expenses	$23,506	$19,689
Accrued payroll	21,825	21,303
Loan servicing liabilities (at fair value)	3,968	2,393
Trailing fee liability (at fair value)	4,852	4,173
Other liabilities	12,795	4,295
Total accrued expenses and other liabilities	$66,946	$51,853

 9.    Borrowings

The following table presents the aggregate principal outstanding of all debt mentioned in this note that are included in the condensed consolidated balance sheets:

	Borrowings
	December 31,	September 30,
	2022	2023
Warehouse credit facilities	$336,452	$351,154
Convertible senior notes	661,250	661,250
Total payments due	997,702	1,012,404
Unamortized debt discount	(11,308)	(9,012)
Total borrowings	$986,394	$1,003,392
Warehouse Credit Facilities
Upstart Loan Trust Warehouse Credit Facility

In November 2015, the Company’s consolidated VIE, ULT, entered into a revolving credit and security agreement with a third-party lender (the “ULT Warehouse Credit Facility”). The credit and security agreement for the ULT Warehouse Credit Facility was amended and restated in its entirety in May 2020 and has been further amended from time to time. Under the revolving credit and security agreement, as amended from time to time, ULT may borrow up to $175.0 million until the earlier of June 15, 2025 and the occurrence of an accelerated amortization event. Accelerated amortization events include, but are not limited to, failure to satisfy certain loan performance metrics or the occurrence of an event of default. The proceeds may only be used to purchase unsecured personal loans and to pay fees and expenses related to the credit facility. The ULT Warehouse Credit Facility matures on the earlier of June 15, 2026 or acceleration of the facility following an event of default, upon which date 100% of the outstanding principal amount, together with any accrued and unpaid interest, becomes due and payable. The ULT Warehouse Credit Facility bears a floating interest rate of Compounded Secured Overnight Financing Rate (“SOFR”) plus a spread ranging from 2.75% to 4.13% per annum, due and payable monthly in arrears. The Company is also subject to a monthly unused fee ranging from 0.15% to 1.00% per annum on the undrawn balance. The maximum advance rate under the ULT Warehouse Credit Facility on outstanding principal of loans held by ULT was 72.5% as of December 31, 2022 and September 30, 2023.

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

The ULT Warehouse Credit Facility contains certain financial covenants. As of December 31, 2022 and September 30, 2023, ULT was in compliance with all applicable covenants under the ULT Warehouse Credit Facility. The creditors of ULT have no recourse to the general credit of the Company, except for certain limited obligations of ULT to its creditors that are guaranteed by the Company. The Company does not guarantee the credit performance of the loans owned by ULT, and the loans and other assets owned by ULT are not available to settle the claims of creditors of the Company.

The following table includes the aggregate balances held by ULT that were pledged as collateral for the ULT Warehouse Credit Facility and included in loans at fair value and restricted cash in the condensed consolidated balance sheets:

	ULT Warehouse Credit Facility
	December 31, 2022	September 30, 2023
Outstanding borrowings	$163,773	$170,303
Aggregate outstanding principal of loans pledged as collateral	228,895	236,822
Aggregate fair value of loans purchased and held by ULT	256,024	241,049
Restricted cash pledged as collateral	$8,547	$5,067
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

On January 31, 2023, UAWT entered into the Omnibus Amendment to the Credit Agreement with the existing third-party lender which extended the last date by which UAWT may make a drawdown from its existing $200 million UAWT Warehouse Credit Facility until the earlier of June 2024 or an accelerated amortization event. An accelerated amortization event includes, but is not limited to, failure to satisfy certain loan performance metrics or the occurrence of an event of default. The proceeds may only be used to purchase secured auto loans originated using Upstart’s platform and to pay fees and expenses related to the credit facility. The UAWT Warehouse Credit Facility matures in June 2025, at which time all outstanding amounts owed must be repaid. As of September 30, 2023 the UAWT Warehouse Credit Facility bears interest per annum at a rate equivalent to the weighted-average cost of commercial paper notes issued by the lender (the “UAWT Benchmark Rate”), plus a spread ranging from 3.0% to 4.0%, and the maximum advance rate under the credit facility on outstanding principal of loans held by UAWT was 82.5% as of December 31, 2022 and 80% as of September 30, 2023. All other key terms of the Omnibus Amendment to the Credit Agreement were the same as those as of December 31, 2022.

In February 2023, UAWT entered into an interest rate cap agreement intended to protect against exposure to changes in cash flows attributable to interest rate risk on the warehouse facility. Refer to “Note 4. Derivative Financial Instruments” for further details related to the agreement.

The UAWT Warehouse Credit Facility contains certain financial covenants. As of December 31, 2022 and September 30, 2023, UAWT was in compliance with all applicable covenants under the UAWT Warehouse Credit

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Facility. The creditors of UAWT have no recourse to the general credit of the Company, except for certain limited obligations of UAWT to its creditors that are guaranteed by the Company.

The following table includes the aggregate balances held by UAWT that were pledged as collateral for the UAWT Warehouse Credit Facility and included in loans at fair value and restricted cash in the condensed consolidated balance sheets as of December 31, 2022 and September 30, 2023.

	UAWT Warehouse Credit Facility
	December 31, 2022	September 30, 2023
Outstanding borrowings	$172,679	$180,851
Aggregate outstanding principal of loans pledged as collateral	221,847	308,338
Aggregate fair value of loans purchased and held by UAWT	216,539	296,694
Restricted cash pledged as collateral	$843	$360
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

The Company accounted for the issuance of the Notes as a single liability at par as the conversion feature does not require bifurcation as a derivative under ASC 815 and the Notes were not issued at a substantial premium. Debt issuance costs related to the Notes totaled $15.7 million and consisted of underwriting fees and third-party offering costs, which are amortized to interest expense using the effective interest method over the contractual term. The Company recorded immaterial coupon interest expense for all periods presented. The Company also recorded $0.8 million and $2.3 million for the three and nine months ended September 30, 2022, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2023, respectively, of amortization of debt issuance costs within other income, net on the condensed consolidated statements of operations and comprehensive loss. The effective interest rate of the Notes is 0.7%.

The estimated fair value of the Notes as of December 31, 2022 and September 30, 2023 was approximately $364.8 million and $428.0 million, respectively, which represent Level 2 valuations in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market. The carrying value of the Notes of December 31, 2022 and September 30, 2023 was $649.9 million and $652.2 million, respectively.
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

The following table summarizes the aggregate amount of maturities of all borrowings as of September 30, 2023:

September 30, 2023
Remaining 2023	$—
2024	—
2025	180,851
2026	831,553
2027	—
Thereafter	—
Total	$1,012,404

 10.    Stockholders' Equity
Common Stock Reserved for Future Issuance

In December 2020, the Company's amended and restated certificate of incorporation became effective, which authorizes the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share. Shares of common stock reserved for issuance, on an as-converted basis, are as follows:

	December 31,	September 30,
	2022	2023
Options issued and outstanding	12,547,010	13,014,493
Restricted stock units outstanding	6,046,796	6,391,568
Performance-based restricted stock unit outstanding	687,500	—
Shares available for future issuance under 2020 plan	5,842,057	6,471,704
Shares available for issuance under employee stock purchase plan	2,543,089	2,896,226
Total	27,666,452	28,773,991
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

The Company records share repurchases on the settlement date. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. The Company’s policy for share retirements is to allocate the excess between par value and the repurchase price, including costs and fees, to additional paid-in capital. During the nine months ended September 30, 2023, the Company made no repurchases of common stock. As of

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

September 30, 2023, $222.1 million remains available for future purchases of our common stock under the share repurchase program.
Equity Incentive Plans

The Company's 2020 Equity Incentive Plan authorizes grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to eligible participants.
Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2023:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2022	12,547,010	$14.65	6.6	$77,289
Options granted	2,088,207	15.37
Options exercised	(1,058,804)	8.95
Options cancelled and forfeited	(561,920)	31.78
Balances at September 30, 2023	13,014,493	14.49	6.3	235,725
Options exercisable – September 30, 2023	8,621,628	8.71	5.0	188,958
Options vested and expected to vest – September 30, 2023	13,014,493	$14.49	6.3	$235,725

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of September 30, 2023. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2022 and 2023 was $151.7 million and $18.5 million respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 and 2023 was $23.29 and $8.06 per share, respectively. The total fair value of options vested for the nine months ended September 30, 2022 and 2023 was $17.3 million and $26.4 million respectively.

As of September 30, 2023, total unrecognized stock-based compensation expense related to unvested stock options was $47.5 million, which is expected to be recognized over a remaining weighted-average period of 2.7 years.
Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees and nonemployees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over one to four years. The following table summarizes RSU activity for the nine months ended September 30, 2023:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	6,046,796	$51.28
RSUs granted	3,765,967	18.70
RSUs vested	(2,247,325)	37.67
RSUs cancelled and forfeited	(1,173,870)	63.39
Unvested at September 30, 2023	6,391,568	$34.65

As of September 30, 2023, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $174.0 million, which is expected to be recognized over a remaining weighted-average period of 2.2 years.
Restricted Stock

In connection with the Prodigy Software, Inc. (“Prodigy”) acquisition in April 2021, 82,201 shares of the Company’s restricted common stock (“restricted stock”) with a fair value of $10.1 million were issued to certain Prodigy employees. The restricted stock is subject to transfer restrictions and a repurchase option and is contingent upon the employees' continued employment with the Company. The restricted stock is subject to restrictions which lapse on a quarterly basis over two years from the time of the Prodigy acquisition. As of September 30, 2023, restricted stock was fully lapsed and there was no unrecognized stock-based compensation expense.

The following table summarizes restricted stock activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	10,271	$123.33
Vested	(10,271)	123.33
Unvested at September 30, 2023	—	$—

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Compensation expense associated with the PRSUs was recognized using the straight-line attribution method for each of the nine vesting tranches over the respective derived service period. The weighted-average grant date fair value using the Monte Carlo simulation was $68.76 per share. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether these conditions will be achieved or not, and stock-based compensation expense for any such awards is not reversed if the market condition is not met. The cancellation of the grant was treated by the Company as a settlement for no consideration and remaining unrecognized compensation expense of $39.0 million associated with the grant was accelerated and recorded by the Company as part of engineering and product development expense on the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2023.
2020 Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”) provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on the exercise date. During the nine months ended September 30, 2023, 459,459 shares of common stock were purchased under the ESPP.

As of September 30, 2023, total unrecognized stock-based compensation expense related to the ESPP was $2.4 million, which is expected to be recognized over a remaining weighted-average period of 0.4 years.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following assumptions were used to estimate the fair value of options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Expected term (in years)	5.1 – 6.1	5.3	5.1 – 7.0	5.2 – 7.0
Expected volatility	49.66% – 50.73%	53.33% – 53.38%	47.58% – 50.73%	50.96% – 53.38%
Risk-free interest rate	3.28% - 4.02%	4.23% - 4.60%	1.70% – 4.02%	3.45% – 4.60%
Dividend yield	—%	—%	—%	—%

The following assumptions were used to estimate the fair value of the February 2022 PRSUs granted:

Expected term (in years)	6.9
Expected volatility	48.43%
Risk-free interest rate	1.89%
Dividend yield	0%

The following assumptions were used to estimate the fair value of ESPP purchase rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	179.35%	131.05%	91.98% - 179.35%	97.74% - 131.05%
Risk-free interest rate	3.13%	5.55%	0.72% - 3.13%	4.97% - 5.55%
Dividend yield	—%	—%	—%	—%
Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its condensed consolidated statements of operations and comprehensive loss for employees and nonemployees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Sales and marketing	$3,028	$3,231	$7,890	$5,097
Customer operations	2,682	2,768	6,386	8,744
Engineering and product development	21,726	17,357	53,254	92,725
General, administrative, and other	9,220	12,212	24,505	35,707
Total	$36,656	$35,568	$92,035	$142,273

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

As of September 30, 2023, future minimum lease payments are as follows:

Operating Leases
Remaining 2023	$3,828
2024	17,054
2025	17,544
2026	18,055
2027	17,745
Thereafter	34,815
Total undiscounted lease payments	109,041
Less: Tenant improvement receivables	(2,337)
Less: Present value adjustment	(13,350)
Operating lease liabilities	$93,354

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Rent expense	$3,961	$4,016	$11,837	$12,062
Variable lease payments	$936	$1,016	$2,724	$2,936

Supplemental cash flow and non-cash information related to the Company’s operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Cash paid for amounts included in the measurement of lease liabilities	$3,197	$3,803	$7,967	$11,263

Supplemental balance sheet information related to the Company’s operating leases was as follows:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

September 30,
2023
Weighted-average remaining lease term (in years)	6.66
Weighted-average discount rate	3.86%

 12.    Commitments and Contingencies
Commitments

The Company has loan purchase obligations under the Company’s loan agreements with certain lending partners. These lending partners retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the conclusion of the required holding period. As of December 31, 2022 and September 30, 2023, the total loan purchase commitment included outstanding principal balance of $17.8 million and $40.2 million, respectively.
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

From time to time the Company is subject to, and it is presently involved in, various litigation and legal proceedings arising from the ordinary course of business activities, the outcome of which the Company cannot reasonably determine. Other than the class actions described below, the Company does not believe that it is presently a party to any litigation of which the outcome would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. As of December 31, 2022 and September 30, 2023, no loss contingency has been recorded in connection with legal proceedings.

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

The maximum potential amount of future payments associated under this obligation is the outstanding balances of the loans sold to the institutional investors, which at December 31, 2022 and September 30, 2023 is $15,551.1 million and $13,040.8 million, respectively. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial.

The Company did not have material contingent liabilities related to future loan repurchase obligations as of December 31, 2022 and September 30, 2023. These amounts are included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.
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

On July 26, 2022, an additional lawsuit was filed in United States District Court, Southern District of Ohio, captioned Crain v. Upstart Holdings, Inc. et al., Case No. 2:22-cv-02935-ALM-EPD (S.D. Ohio) against the Company, the Company’s Chief Executive Officer, and Chief Financial Officer. The Crain lawsuit makes allegations similar to those in the Handelsbanken Fonder action and alleges that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Crain lawsuit claims unspecified damages and legal fees. On August 16, 2022, the court appointed a lead plaintiff and approved lead counsel in the Crain action. On December 5, 2022, the lead plaintiff filed a consolidated amended complaint, which names the same defendants as the previous complaint, along with two Company executives, as well as Third Point LLC and its CEO and Third Point Ventures LLC and its managing partner (also a former Upstart board member). The consolidated amended complaint brings the same claims as the previous complaint but adds a claim under Section 20A of the Exchange Act. On February 24, 2023, the Upstart defendants filed a motion to dismiss the consolidated amended complaint. On September 29, 2023, the Court issued an order, granting in part and denying in part the Upstart defendants’ motion. The Company believes the remaining claims in the Crain action are without merit and intends to defend itself vigorously.

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

On April 5, 2023, a fifth derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Okhai v. Girouard, et al., C.A. No. 2023-0401-SG (Del. Ch.). The Okhai action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants the Company’s current board members, two former board members, its Chief Financial Officer, and two current or former Company executives, as well as Third Point LLC and Third Point Ventures LLC. The Okhai action includes claims for breach of fiduciary, aiding and abetting such alleged breaches, and unjust enrichment, and seeks equitable and/or injunctive

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

relief, restitution, and attorney’s fees and costs from the individual defendants. On August 3, 3023, in response to a motion to stay by the defendants in the Okhai action, the Court stayed the Okhai action until resolution of the motion to dismiss in the related Crain securities class action. Following the issuance of the September 29, 2023 order on the motion to dismiss in the related Crain securities class action, the parties agreed to a schedule for briefing a motion by defendants to continue the stay, though a hearing date has not yet been set.

On October 13, 2023, a sixth derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Romanyshyn v. Girouard, et al., C.A. No. 2023-1029-NAC (Del. Ch.). The Romanyshyn action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants current and former directors and Company executives, as well as Third Point LLC and its CEO, and Third Point Ventures LLC. The Romanyshyn action includes claims for breach of fiduciary, and seeks unspecified monetary damages, restitution, and attorney’s fees and costs from the individual defendants. It also seeks corporate governance and internal procedure modifications.

Given the uncertainty of litigation described above, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

 13.    Income Taxes

The Company’s effective tax rates for the three and nine months ended September 30, 2022 and 2023, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Provision for income taxes	$12	$10	$55	$44
Effective tax rate	(0.02)%	(0.03)%	(0.10)%	(0.02)%

The Company's tax provision and the resulting effective tax rate for interim periods are determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising during the period. The Company's effective tax rate for the three and nine months ended September 30, 2023 remained relatively consistent compared to the same periods in 2022 as the Company continues to maintain a full valuation allowance with residual current year state taxes. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowance on the Company’s deferred tax assets as it is more likely than not that some or all of these deferred tax assets will not be realized.

 14.    Net Loss Per Share

Basic net loss per common share is based on the weighted-average common shares outstanding during the relevant period. Diluted net loss per share is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards and convertible debt.

For periods in which the Company reports net losses, basic and diluted net loss per share are the same because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Numerator:
Net loss	$(56,223)	$(40,315)	$(53,402)	$(197,734)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share, basic	81,672,099	84,404,966	83,236,131	83,158,146
Weighted-average common shares outstanding used to calculate net loss per share, diluted	81,672,099	84,404,966	83,236,131	83,158,146

Net loss per share, basic	$(0.69)	$(0.48)	$(0.64)	$(2.38)
Net loss per share, diluted	$(0.69)	$(0.48)	$(0.64)	$(2.38)

The following securities were excluded from the computation of diluted net loss per share for the periods presented, due to their anti-dilutive effect. These amounts represent the number of instruments outstanding at the end of each respective quarter:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Options to purchase common stock	11,723,427	13,014,493	11,723,427	13,014,493
Unvested RSUs	4,679,719	6,391,568	4,679,719	6,391,568
Unvested PRSUs	687,500	—	687,500	—
Purchase rights committed under the ESPP	109,198	191,677	109,198	191,677
Convertible debt	2,318,078	2,318,078	2,318,078	2,318,078
Total	19,517,922	21,915,816	19,517,922	21,915,816

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

During the nine months ended September 30, 2023, the Company incurred $15.5 million of reorganization expenses in relation to the January 2023 plan, which primarily consisted of severance charges related to employee cash compensation, benefits, and associated taxes. As of September 30, 2023, the Company has made all cash payments to impacted employees. The Company also recognized an impairment expense of $2.6 million for previously capitalized internally developed software costs. In addition to these charges, the Company recognized $2.9 million of one-time non-cash savings related to the reversal of previously expensed stock-based compensation associated with forfeited stock awards for the nine months ended September 30, 2023. During the three months ended September 30, 2023, the Company incurred no additional reorganization expenses.

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
Overview

Upstart applies artificial intelligence models and cloud applications to the process of underwriting consumer credit. By providing our lending partners with a proprietary AI-based origination platform, we help them originate credit with higher approval rates, lower loss rates and a high degree of automation. As our technology continues to improve and additional lending partners adopt our platform, consumers benefit from improved access to affordable and frictionless credit.

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

Our lending partners can retain loans that align with their business and risk objectives. For loans that are not retained by our lending partners, we sell to a broad base of institutional investors that invest in Upstart-powered loans. In the nine months ended September 30, 2023, 34% of the loans funded through our platform were retained by originating lending partners, 53% of loans were purchased by institutional investors through our loan funding programs and the remaining 13% were funded through our balance sheet. Starting in 2022, we have increased the utilization of our balance sheet to fund and retain loans to fill gaps in investor demand and to aid in price discovery and to hold R&D Loans on our balance sheet for research and development purposes, including to test and evaluate the accuracy of our AI models for these loans. R&D Loans are primarily our auto refinance and auto retail loan products, personal loan products issued to new categories of borrowers, and other new loan products. R&D Loans are not yet part of our established capital markets programs or other loan funding programs with institutional investors. The remainder of loans on our balance sheet represent core personal loans which Upstart would sell to institutional investors.

Further, in order to address recent funding constraints for our personal loans, Upstart has utilized its balance sheet to support short-term funding requirements of loans that would otherwise be purchased and held by institutional investors or securitized. In the second and third quarters of 2023, we also secured multiple committed capital arrangements with institutional investors, which delivered a significant amount of loan funding to the Upstart marketplace. We continue our work on expanding committed capital arrangements for our marketplace. In the meantime, we expect to continue contributing our own capital towards funding Upstart-powered loans.

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

While the credit performance of Upstart-powered loans can be impacted by a variety of macroeconomic and other factors, we consider credit performance to be one of the most important measures of the effectiveness of our AI models. We focus on credit performance compared to the expectations set by us at the time of origination. Since 2018 through the third quarter of 2021, all quarterly vintages of loans retained by our lending partners to date are currently forecasted to meet or exceed the target returns set at the time of loan origination. For loans purchased by institutional investors, all vintages from 2018 through 2020 are forecasted to deliver returns at or in excess of the targets such institutional investors were expecting to receive, while our 2021 through mid-2022 vintages have underperformed relative to target returns. Our 2023 vintages have recovered to target yields. This was driven by a combination of underlying macro effects stabilizing (as seen in the Upstart Macroeconomic Index (“UMI”)) and our increased conservatism in underwriting.

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

In response to this challenging macroeconomic environment where many lenders and credit investors have significantly reduced or paused investments in Upstart-powered loans, we announced reductions in workforce in November 2022 (“November 2022 Plan”) and January 2023 (“January 2023 Plan”) that resulted in the termination of approximately 7% and 20% of our workforce, respectively. These steps were designed to reduce operating costs, streamline operations and return Upstart to profitability. As of September 30, 2023, we have completed both the November 2022 Plan and January 2023 Plan. Refer to “Note 15. Reorganization Expenses” for more information.

Further, several of our lending partners have paused or reduced loan originations in order to limit their exposure in the current macroeconomic environment. Further disruption in financial markets could impair our lending partners and result in further constrained funding, which would adversely impact our business, financial condition and operating results. In order to create greater stability for our business, in the second and third quarters of 2023, we secured several committed capital arrangements with institutional investors that contribute loan funding over longer durations. We continue our work on expanding committed capital arrangements and in the interim period, we have utilized and may continue to utilize our balance sheet to support loan funding. While our goal remains to operate as a capital-light marketplace for credit, we will continue to leverage our balance sheet in the short term as we evaluate opportunities to implement a committed capital structure.

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Our AI models are adjusted to take into account macroeconomic conditions, which are based in part on different types of economic data, such as unemployment levels and personal savings rates, that we receive from third party sources. These adjustments impact interest rates for loans offered on our platform and, as a result, affect borrower acceptance rates of these loans. Recently, this resulted in higher interest rates for the loans being offered through our platform and lower borrower acceptance rates of such loans. But while these economic data help our AI models take into account the current macroeconomic environment, we focus on the ability of our AI models to separate high and low risk borrowers which demonstrates the resilience in the performance of our AI models and Upstart-powered loans during downward shifts in economic cycles relative to general consumer credit. If we do it successfully, it could strengthen our competitive positioning when we emerge from such downturns.

Earlier this year, in order to respond to macroeconomic changes and provide relevant and up-to-date information to our lending partners, we introduced a new metric, UMI. UMI is designed to quantify the level of underlying macroeconomic risk, specific to our borrower base, relative to a benign (pre-2020) credit environment. A UMI of 1.0 reflects loan losses at this baseline rate. We subsequently launched an update to UMI which removes seasonal patterns to better describe the underlying macroeconomic effects. As of September 30, 2023, UMI was measured at approximately 1.64, meaning that current macroeconomic conditions contributed an incremental risk of approximately 64% to the repayment performance of an Upstart-powered loan, compared to the pre-2020 baseline.

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

We believe that the recent bank failures in 2023 and disruption in the banking sector may limit our ability to attract new lending partners and may cause existing lending partners to reduce loan originations on our platform. In order to address recent funding constraints for our personal loans, Upstart has utilized its balance sheet to support short-term funding requirements of loans that would otherwise be purchased and held by institutional investors or securitized. In the second and third quarters of 2023, we secured several committed capital arrangements with institutional investors, which have delivered, and are expected to deliver, a significant amount of loan funding to the Upstart marketplace for the rest of this year and the beginning of next year.

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Product Expansion and Innovation

We believe that significant growth opportunities exist to apply our evolving AI technology to additional segments of credit, and we continue to invest in research and development of our products. In 2022, we introduced a new offering of personal loans for borrowers interested in small dollar loans, and in the third quarter of 2023, we launched a home equity lines of credit (HELOC) product on our platform. We may incur expenses to support the launch of new products and fund early loan originations. Monetization prospects for new products are uncertain, and costs associated with integrating, developing and marketing new products might not be recovered, which could weigh on our top-line growth and profitability.

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
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction. The following presents our key operating and financial metrics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Transaction Volume, Dollars	$1,850,521	$1,219,262	$9,662,244	$3,392,446
Transaction Volume, Number of Loans(1)	188,519	114,464	975,194	307,995
Conversion Rate	9.7%	9.5%	14.9%	9.1%
Percentage of Loans Fully Automated	75%	88%	74%	87%

Contribution Profit(2)	$96,012	$94,154	$364,783	$257,699
Contribution Margin(2)	54%	64%	49%	63%
Adjusted EBITDA(2)	$(14,358)	$2,252	$53,744	$(17,836)
Adjusted EBITDA Margin(2)	(9)%	2%	8%	(5)%
Adjusted Net Income (Loss)(2)	$(19,266)	$(3,869)	$40,319	$(37,207)
Adjusted Net Income (Loss) Per Share:
Basic(2)	$(0.24)	$(0.05)	$0.48	$(0.45)
Diluted(2)	$(0.24)	$(0.05)	$0.43	$(0.45)
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Transaction Volume

We define Transaction Volume, Dollars as the total principal of loans transacted on our platform between a borrower and the originating lending partner during the period presented. We define Transaction Volume, Number of Loans as the number of loans facilitated on our platform between a borrower and the originating lending partner during the period presented. Transaction Volume is primarily driven by improvements in our AI models and technology, including our ability to streamline and automate the loan application and origination process. Increases in Transaction Volume are dependent on our loan funding programs having sufficient access to capital. Decreases in the availability of funding due to factors such as volatility in the capital markets and macroeconomic conditions will generally cause a decline in Transaction Volume. Transaction Volume can also be driven by borrower acceptance rates and their sensitivity to the interest rates offered through our platform. We believe these metrics are good proxies for our overall scale and reach as a marketplace. Transaction Volume, Dollars decreased by 34% and 65% in the three and nine months ended September 30, 2023, respectively, compared to the same period of 2022. Transaction Volume, Number of Loans decreased by 39% and 68%, in the three and nine months ended September 30, 2023, respectively, compared to the same period of 2022. This contraction was driven by a reduction in funding availability caused by macroeconomic uncertainty and by elevated consumer risk and cost of funds. These changing macroeconomic conditions also required adjustments to our models which resulted in our loans becoming more expensive and decreasing consumer demand.
Conversion Rate

We define Conversion Rate as the Transaction Volume, Number of Loans in a period divided by the number of rate inquiries received that we estimate to be legitimate, which we record when a borrower requests a loan offer on our platform. We track this metric to understand the impact of improvements to the efficiency of our borrower funnel on our overall growth. Historically, our Conversion Rate has benefited from improvements to our technology, which have made our evaluation of risk more accurate and our verification process more automated, or from the addition of lending partners that have made our offers more competitive. However, our Conversion Rate can be impacted by a variety of internal factors such as changes in the amount of origination fees that we charge or changes in the rate of returns we target for our lending partners and institutional investors. External factors, including shifts in macroeconomic conditions, also impact our Conversion Rate. For example, as the U.S. Federal Reserve raises interest rates, the average interest rates charged to borrowers for Upstart-powered loans also increase, which results in decreases to our Conversion Rate. Our ability to continue to improve our Conversion Rate depends in part on our ability to continue to improve our AI models and Percentage of Loans Fully Automated and the mix of marketing channels in any given period. Our Conversion Rate decreased to 9.5% and 9.1% in the three and nine months ended September 30, 2023, respectively, from 9.7% and 14.9% in the same periods of 2022, primarily driven by lower approval rates following the significant increase in interest rates, which were in turn driven by elevated risk and cost of capital. The impact of these factors was partially offset by an increased portion of repeat borrowers on our platform.
Percentage of Loans Fully Automated

A driver of our Contribution Margin and operating efficiency is the Percentage of Loans Fully Automated, which is defined as the total number of loans in a given period originated end-to-end (from initial rate request to final funding for personal loans and small dollar loans and from initial rate request to signing of the loan agreement for auto loans) with no human involvement required divided by the Transaction Volume, Number of Loans in the same period. We have been successful in increasing the level of loan automation on the platform over the past few years while simultaneously holding fraud rates constant and at very low levels. We believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. We expect growth of the percentage of loans fully automated to subside in the near term. However, the expansion of our loan offerings may cause it to fluctuate from period to period depending on the loan offering mix and other external factors. Our Percentage of Loans Fully Automated increased to 88% and 87% for the three and nine months ended September 30, 2023, respectively, from 75% and 74% in the same periods

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
of 2022, driven primarily by increasing the accuracy of our models, by eliminating, or automating, previously manual processes, and by an increased portion of repeat borrowers on our platform.
Contribution Profit and Contribution Margin

To derive Contribution Profit, we subtract from revenue from fees, net from our borrower acquisition costs as well as our borrower verification and servicing costs. To calculate Contribution Margin we divide Contribution Profit by revenue from fees, net.

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenue from fees, net	179,348	146,755	$751,675	$407,585
Borrower acquisition costs(1)	(46,014)	(23,598)	(263,113)	(62,359)
Borrower verification and servicing costs(2)	(37,322)	(29,003)	(123,779)	(87,527)
Total direct expenses	(83,336)	(52,601)	(386,892)	(149,886)
Contribution Profit	$96,012	$94,154	$364,783	$257,699
Contribution Margin	54%	64%	49%	63%
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

Adjusted EBITDA and Adjusted EBITDA Margin

We calculate Adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense and certain payroll tax expenses, depreciation and amortization, expense on convertible notes, provision for income taxes, and reorganization expenses. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue. Adjusted EBITDA and Adjusted EBITDA Margin includes interest expense from corporate debt and warehouse credit facilities which is incurred in the course of earning corresponding interest income. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA Margin.
Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

We define Adjusted Net Income (Loss) as net loss exclusive of stock-based compensation expense and certain payroll tax expenses and reorganization expenses. Adjusted Net Income (Loss) Per Share is calculated by dividing Adjusted Net Income (Loss) Per Share by the weighted-average common shares outstanding. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net loss to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Share.

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
Sales and Marketing

Sales and marketing expenses primarily consist of costs incurred across various advertising channels, including expenses for partnerships with third parties providing borrower referrals, direct mail and digital advertising campaigns, as well as other expenses associated with building overall brand awareness and experiential marketing costs. Sales and marketing expenses also include payroll and other personnel-related costs, including stock-based compensation expense. These costs are recognized in the period incurred. We expect that our sales and marketing expenses will generally fluctuate as a percentage of our total revenue from period to period and may increase as we hire additional sales and marketing personnel, increase our marketing activities and build greater brand awareness.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Customer Operations

Customer operations expenses include payroll and other personnel-related expenses, including stock-based compensation expense, for personnel engaged in borrower onboarding, loan servicing, customer support and other operational teams. These costs also include systems, third-party services and tools we use as part of loan servicing, information verification, fraud detection and payment processing activities. These costs are recognized in the period incurred. We expect that our customer operations expenses will generally fluctuate as a percentage of our total revenue from period to period, and may increase in absolute dollars as we expand our portfolio.
Engineering and Product Development

Engineering and product development expenses primarily consist of payroll and other personnel-related expenses, including stock-based compensation expense, for the engineering and product development teams as well as the costs of systems and tools used by these teams. These costs are recognized in the period incurred. We expect that our engineering and product development expenses will generally fluctuate as a percentage of our total revenue from period to period, and may increase in absolute dollars as we expand our engineering and product development team to continue to improve our AI models and develop new products and product enhancements.
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenue:
Revenue from fees, net	$179,348	$146,755	$751,675	$407,585
Interest income and fair value adjustments, net:
Interest income	22,180	37,692	66,288	116,923
Interest expense	(3,050)	(9,414)	(6,322)	(20,828)
Fair value and other adjustments	(41,245)	(40,476)	(116,110)	(130,430)
Interest income and fair value adjustments, net	(22,115)	(12,198)	(56,144)	(34,335)
Total revenue	157,233	134,557	695,531	373,250
Operating expenses(1):
Sales and marketing	56,362	33,042	295,023	88,371
Customer operations	45,028	36,914	144,507	114,301
Engineering and product development	66,182	54,941	173,218	222,986
General, administrative, and other	47,752	53,505	138,148	156,616
Total operating expenses	215,324	178,402	750,896	582,274
Loss from operations	(58,091)	(43,845)	(55,365)	(209,024)
Other income, net	1,880	3,540	2,018	11,334
Net loss before income taxes	(56,211)	(40,305)	(53,347)	(197,690)
Provision for income taxes	12	10	55	44
Net loss	$(56,223)	$(40,315)	$(53,402)	$(197,734)
________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Sales and marketing	$3,028	$3,231	$7,890	$5,097
Customer operations	2,682	2,768	6,386	8,744
Engineering and product development	21,726	17,357	53,254	92,725
General, administrative, and other	9,220	12,212	24,505	35,707
Total stock-based compensation	$36,656	$35,568	$92,035	$142,273

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Revenue
Revenue from Fees, Net

The following table set forth our revenue from fees, net in the periods shown:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
Platform and referral fees, net	$134,786	$112,437	$(22,349)	(17)%	$618,208	$295,859	$(322,349)	(52)%
Servicing and other fees, net	44,562	34,318	(10,244)	(23)%	133,467	111,726	(21,741)	(16)%
Total revenue from fees, net	$179,348	$146,755	$(32,593)	(18)%	$751,675	$407,585	$(344,090)	(46)%

Revenue from fees, net decreased $32.6 million, or 18%, in the three months ended September 30, 2023, compared to the same period in 2022, which included a decrease of $22.3 million in revenue from platform and referral fees, net and a decrease of $10.2 million in servicing fees, net. The decrease of the platform and referral fees, net was primarily driven by a 39% decrease in the Transaction Volume, Number of Loans from 188,519 in the three months ended September 30, 2022 to 114,464 in the same period in 2023, which was partially offset by an increase in prices of our services. The decrease in servicing fees was primarily due to a decrease in outstanding principal of serviced loans, as well as a decrease in net gain related to loan servicing rights upon loan sales.

Revenue from fees, net decreased $344.1 million, or 46%, in the nine months ended September 30, 2023, compared to the same period in 2022, which included a decrease of $322.3 million in revenue from platform and referral fees, net and a decrease of $21.7 million in servicing fees, net. The decrease of the platform and referral fees, net was primarily driven by a 68% decrease in the Transaction Volume, Number of Loans from 975,194 in the nine months ended September 30, 2022 to 307,995 in the same period in 2023, which was partially offset by an increase in prices of our services. The decrease in servicing fees was primarily due to a decrease in outstanding principal of serviced loans, as well as a decrease in net gain related to loan servicing rights upon loan sales.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Interest Income and Fair Value Adjustments, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
Operating entities(1):
Interest income	$22,180	$27,644	$5,464	25%	$66,288	$106,875	$40,587	61%
Interest expense	(3,050)	(5,660)	(2,610)	(86)%	(6,322)	(17,074)	(10,752)	(170)%
Fair value adjustments, net	(41,245)	(40,843)	402	1%	(116,110)	(130,797)	(14,687)	(13)%
Consolidated securitization entities:
Interest income	—	10,048	10,048	100%	—	10,048	10,048	100%
Interest expense	—	(3,754)	(3,754)	(100)%	—	(3,754)	(3,754)	(100)%
Fair value adjustments, net	—	367	367	100%	—	367	367	100%
Total Company:
Interest income	22,180	37,692	15,512	70%	66,288	116,923	50,635	(76)%
Interest expense	(3,050)	(9,414)	(6,364)	209%	(6,322)	(20,828)	(14,506)	(229)%
Fair value adjustments, net	(41,245)	(40,476)	769	(2)%	(116,110)	(130,430)	(14,320)	(12)%
Total interest income and fair value adjustments, net	$(22,115)	$(12,198)	$9,917	45%	$(56,144)	$(34,335)	$21,809	39%

(1)Consist of balances recognized by entities participating in ongoing operating activities of the Company, excluding entities associated with the UPST 2023-2 consolidated securitization.

Interest income and fair value adjustments, net increased $9.9 million, or 45% in the three months ended September 30, 2023, compared to the same period in 2022. The net increase was driven by an increase in the outstanding principal balance of loans held on the condensed consolidated balance sheets resulting in a $15.5 million increase in interest income, including $10.0 million of interest income recognized by consolidated securitization entities and a $6.4 million increase in interest expense, including $3.8 million recognized by consolidated securitization entities.

Interest income and fair value adjustments, net increased $21.8 million, or 39% in the nine months ended September 30, 2023, compared to the same period in 2022. The increase was primarily driven by an increase in the outstanding principal balance of loans held on the condensed consolidated balance sheets resulting in a $50.6 million increase in interest income, including $10.0 million of interest income recognized by consolidated securitization entities and a $14.5 million increase in interest expense, including $3.8 million recognized by consolidated securitization entities. The increase of unfavorable fair value adjustments, net is primarily attributable to a $37.3 million net impact of increased loan charge-offs and the impact of mark-to-market fair value adjustments, including the adjustment related to the beneficial interests. This net impact was partially offset by a $23.0 million decrease in realized loss on loan sales during the nine months ended September 30, 2023 compared to the same period in 2022.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
Sales and marketing	$56,362	$33,042	$(23,320)	(41)%	$295,023	$88,371	$(206,652)	(70)%
% of revenue	36%	25%			42%	24%

Sales and marketing expenses decreased by $23.3 million, or 41%, in the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a $22.4 million decrease in advertising and other traffic acquisition cost. As a percentage of total revenue, sales and marketing expenses decreased from 36% to 25%.

Sales and marketing expenses decreased by $206.7 million, or 70%, in the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a $200.8 million decrease in advertising and other traffic acquisition cost. As a percentage of total revenue, sales and marketing expenses decreased from 42% to 24%.

Customer Operations

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
Customer operations	$45,028	$36,914	$(8,114)	(18)%	$144,507	$114,301	$(30,206)	(21)%
% of revenue	29%	27%			21%	31%

Customer operations expenses decreased by $8.1 million, or 18%, in the three months ended September 30, 2023, compared to the same period in 2022. The decrease was primarily due to a $8.5 million decrease in payroll and other personnel-related expenses due to a decrease in headcount as well as decreased spending of $2.6 million on information verification and platform operations, partially offset by a $3.0 million increase in servicing expenses. As a percentage of total revenue, customer operations expenses decreased from 29% to 27%.

Customer operations expenses decreased by $30.2 million, or 21%, in the nine months ended September 30, 2023, compared to the same period in 2022. The decrease was primarily due to a $23.9 million decrease in payroll and other personnel-related expenses due to a decrease in headcount as well as decreased spending of $11.4 million on information verification and platform operations, partially offset by a $6.6 million increase in servicing expenses. As a percentage of total revenue, customer operations expenses increased from 21% to 31%.
Engineering and Product Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
Engineering and product development	$66,182	$54,941	$(11,241)	(17)%	$173,218	$222,986	$49,768	29%
% of revenue	42%	41%			25%	60%

Engineering and product development expenses decreased by $11.2 million, or 17%, for the three months ended September 30, 2023, compared to the same period in 2022. The decrease was primarily due to a $9.8 million

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
decrease in payroll and other personnel-related expenses due to a decrease in headcount. As a percentage of total revenue, engineering and product development expenses decreased from 42% to 41%.

Engineering and product development expenses increased by $49.8 million, or 29%, for the nine months ended September 30, 2023, compared to the same period in 2022. The increase was primarily due to an increase of $47.6 million in payroll and other personnel-related expenses driven by an expense related to the cancellation of PRSUs, and severance payments under the January 2023 Plan. Refer to “Note 10. Stockholders' Equity” and “Note 15. Reorganization Expenses” for further details on the PRSU cancellation and January 2023 Plan, respectively. As a percentage of total revenue, engineering and product development expenses increased from 25% to 60%.
General, Administrative, and Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
General, administrative, and other	$47,752	$53,505	$5,753	12%	$138,148	$156,616	$18,468	13%
% of revenue	30%	40%			20%	42%

General, administrative, and other expenses increased by $5.8 million, or 12%, in the three months ended September 30, 2023, compared to the same period in 2022. The increase was primarily due to an increase of $3.4 million in payroll and personnel-related costs, including an increase in stock-based compensation expense, and a $2.0 million increase in professional fees. As a percentage of total revenue, general, administrative, and other expenses increased from 30% to 40%.

General, administrative, and other expenses increased by $18.5 million, or 13%, in the nine months ended September 30, 2023, compared to the same period in 2022. The increase was primarily due to an increase of $19.8 million in payroll and personnel-related costs as a result of increased stock-based compensation expense and severance payments under the January 2023 Plan, an increase of $5.9 million in depreciation and amortization expense, and a $2.3 million increase in professional fees. The increase was partially offset by a decrease of $5.1 million in other personnel-related expenses driven by a decrease in headcount and a decrease of $3.2 million in office and administrative related expenses and insurance as well as decrease of $1.6 million of legal and compliance expenses. As a percentage of total revenue, general, administrative, and other expenses increased from 20% to 42%.

Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
Other income, net	$1,880	$3,540	$1,660	88%	$2,018	$11,334	$9,316	462%

Other income, net increased by $1.7 million in the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to a $2.5 million increase in dividend income, partially offset by a $0.8 million decrease in miscellaneous other income, net during the three months ended September 30, 2023.

Other income, net increased by $9.3 million in the nine months ended September 30, 2023 compared to the same period in 2022. The increase was due to an increase in dividend income of $10.2 million, partially offset by $0.8 million decrease in miscellaneous other income, net during the nine months ended September 30, 2023.

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

To address these limitations, we provide a reconciliation of Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share to loss from operations and net loss, respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income (Loss), and Adjusted Net Income (Loss) Per Share in conjunction with their respective related GAAP financial measures.

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

Contribution Profit and Contribution Margin have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Contribution Profit and Contribution Margin are not GAAP financial measures of, nor do they imply profitability. Even if our revenue exceeds variable expenses over time, we may not be able to achieve or maintain profitability, and the relationship of revenue to variable expenses is not necessarily indicative of future performance. Contribution Profit and Contribution Margin do not reflect all of our variable expenses and involve some judgment and discretion around what costs vary directly with loan volume. Other companies that present Contribution Profit and Contribution Margin may calculate it differently and, therefore, similarly titled measures presented by other companies may not be directly comparable to ours.

The following table presents a reconciliation of loss from operations to Contribution Profit and Contribution Margin. We define Operating Margin as our loss from operations divided by revenue from fees, net.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenue from fees, net	$179,348	$146,755	$751,675	$407,585
Loss from operations	(58,091)	(43,845)	(55,365)	(209,024)
Operating Margin	(32)%	(30)%	(7)%	(51)%
Sales and marketing, net of borrower acquisition costs(1)	$10,348	$9,444	$31,910	$26,012
Customer operations, net of borrower verification and servicing costs(2)	7,706	7,911	20,728	26,774
Engineering and product development	66,182	54,941	173,218	222,986
General, administrative, and other	47,752	53,505	138,148	156,616
Interest income and fair value adjustments, net	22,115	12,198	56,144	34,335
Contribution Profit	$96,012	$94,154	$364,783	$257,699
Contribution Margin	54%	64%	49%	63%
_________
(1)Borrower acquisition costs were $46.0 million and $23.6 million for the three months ended September 30, 2022 and 2023, respectively, and were $263.1 million and $62.4 million for the nine months ended September 30, 2022 and 2023, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses associated with the January 2023 Plan.
(2)Borrower verification and servicing costs were $37.3 million and $29.0 million for the three months ended September 30, 2022 and 2023, respectively, and were $123.8 million and $87.5 million for the nine months ended September 30, 2022 and 2023, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses associated with the January 2023 Plan.

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

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should be considered along with other operating and financial performance measures presented in accordance with GAAP. The following table provides a reconciliation of net loss and Net Loss Margin to Adjusted EBITDA Margin. We define Net Loss Margin as net loss divided by total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Total revenue	$157,233	$134,557	$695,531	$373,250
Net loss	(56,223)	(40,315)	(53,402)	(197,734)
Net Loss Margin	(36)%	(30)%	(8)%	(53)%
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	$36,957	$36,446	$93,721	$144,991
Depreciation and amortization	3,724	4,934	9,859	15,800
Reorganization expenses	—	—	—	15,536
Expense on convertible notes	1,172	1,177	3,511	3,527
Provision for income taxes	12	10	55	44
Adjusted EBITDA	$(14,358)	$2,252	$53,744	$(17,836)
Adjusted EBITDA Margin	(9)%	2%	8%	(5)%
_________
(1)Payroll tax expenses include the employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

We define Adjusted Net Income (Loss) as net loss exclusive of stock-based compensation expense and certain payroll tax expense and reorganization expenses. Adjusted Net Income (Loss) Per Share is calculated by dividing Adjusted Net Income (Loss) Per Share by the weighted-average common shares outstanding. We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share are useful measures for investors in evaluating our ability to generate earnings, more readily compare between past and future periods, and provide comparability of our performance with the performance of other companies.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net loss	$(56,223)	$(40,315)	$(53,402)	$(197,734)
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	36,957	36,446	93,721	144,991
Reorganization expenses	—	—	—	15,536
Adjusted Net Income (Loss)	$(19,266)	$(3,869)	$40,319	$(37,207)
Net loss per share:
Basic	$(0.69)	$(0.48)	$(0.64)	$(2.38)
Diluted	$(0.69)	$(0.48)	$(0.64)	$(2.38)
Adjusted Net Income (Loss) per Share:
Basic	$(0.24)	$(0.05)	$0.48	$(0.45)
Diluted	$(0.24)	$(0.05)	$0.43	$(0.45)
Weighted-average common shares outstanding:
Basic	81,672,099	84,404,966	83,236,131	83,158,146
Diluted	81,672,099	84,404,966	92,991,590	83,158,146
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

As of September 30, 2023, our primary source of liquidity was cash of $516.6 million. We also held $5.0 million of investments in certificates of deposit with maturities greater than three months as of September 30, 2023. Certificates of deposit provide a secondary source of liquidity since they can be converted into cash in a timely manner. Changes in the balance of cash are generally a result of working capital fluctuations and the timing of purchases and sales of loans facilitated through our marketplace. To finance purchases of certain loans facilitated through our lending marketplace, we rely on our warehouse credit facilities through the special-purpose trusts, or the warehouse trusts and corporate cash.

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

Our ULT Warehouse Credit Facility, which matures in June 2026, allows us to borrow up to $175.0 million to purchase unsecured personal loans. Our UAWT Warehouse Credit Facility, which matures in June 2025, allows us to borrow up to $200.0 million to purchase secured auto loans. As of September 30, 2023, we have drawn an aggregate of $351.2 million on our warehouse credit facilities. Refer to “Note 9. Borrowings” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our warehouse credit facilities.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
We lease office facilities under operating lease agreements which expire between 2027 and 2032. Our cash requirements related to these lease agreements are $109.0 million, of which $16.6 million is expected to be paid within the next 12 months. Refer to “Note 11. Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our operating lease obligations.

We have committed to purchase loans from certain lending partners at the conclusion of the required holding period, which is generally equal to three business days. As of September 30, 2023, the total loan purchase commitment was $40.2 million. See “Note 12. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our loan purchase obligations.

In connection with our committed capital arrangements, we have agreed to risk sharing arrangements whereby we are obligated to put a certain amount of our capital at risk in relation to the credit performance of the loans. As of September 30, 2023, the amount of our capital at risk is $66.1 million. Refer to “Note 5. Beneficial Interests” for additional information.

As of September 30, 2023, the potential value of these risk sharing arrangements, to be realized over time, ranges between $0 to $138.9 million, depending on the actual future performance of the loans sold under these arrangements. The estimated value of our risk sharing arrangements is $73.1 million, which represents the undiscounted value of the capital at risk and is based on the actual and expected future performance of the underlying loans.

Additionally, our cash requirements for the next 12 months for the committed capital arrangements are expected to be $37.2 million.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended September 30,
	2022	2023
Net cash used in operating activities	$(421,804)	$(16,781)
Net cash used in investing activities	(29,012)	(88,562)
Net cash provided by financing activities	$89,501	$187,904

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

Net cash used in operating activities was $16.8 million for the nine months ended September 30, 2023, which primarily consisted of adjustments for non-cash items of $299.0 million, net loss of $197.7 million, and $118.0 million in net changes in operating assets and liabilities. The increase in non-cash adjustments was primarily related to $151.3 million of changes in fair value of financial instruments held on the Company’s balance sheet and $142.3 million of stock-based compensation. The decrease in net changes in operating assets and liabilities was primarily related to $201.4 million in net purchases of loans held-for-sale, a $44.9 million decrease in amounts payable to investors, a $13.5 million decrease in accrued expenses and other liabilities, and a $11.7 decrease in accounts payable partially offset by $139.6 million in principal payments received for loans held-for-sale and $12.3 million in principal payments received for loans held in consolidated securitization.

Net Cash from Investing Activities

Net cash used in investing activities was $88.6 million for the nine months ended September 30, 2023 as a result of $121.3 million purchases of loans held-for-investment, $39.5 million acquisition of beneficial interests, and $9.1 million of capitalized software costs, partially offset by $78.3 million in principal payments received for loans held-for-investment and $3.6 million of principal payments received for notes receivable and repayments of residual certificates.

Net Cash from Financing Activities

Net cash provided by financing activities was $187.9 million for the nine months ended September 30, 2023 as a result of $514.8 million repayments of borrowings, and $10.0 million in payments for securitization notes partially offset by $529.5 million proceeds from borrowings, $165.3 million proceeds from the issuance of securitization notes, $9.5 million proceeds from exercise of stock options, and $8.4 million in proceeds from issuance of common stock under ESPP.

Composition of Retained Loan Portfolio

As of September 30, 2023, we held $972.3 million of loans on our condensed consolidated balance sheet. $447.3 million of these loans were originated for research and development purposes, primarily in support of our auto lending products and expansion of our unsecured personal loan product to new categories of borrowers. We also held $328.5 million of core personal loans which would otherwise be immediately purchased by institutional investors and $196.5 million of core personal loans held by the consolidated securitization. We will continue to utilize our capital to support research and development activities and, at times, as a funding source for core personal loans during periods of marketplace funding constraints. The extent and timing of utilizing our capital as a funding source for loans will largely depend on the availability of capital in our marketplace relative to the demand from qualified borrowers and our business priorities. We plan to sell retained loans to institutional investors over time in the form of secondary sales or securitizations.

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

Our critical accounting policies are described in Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to these policies for the nine months ended September 30, 2023.

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

As of December 31, 2022 and September 30, 2023, we were exposed to market discount rate risk on $1,010.4 million and $775.8 million, respectively, of loans held on our condensed consolidated balance sheets, excluding loans held in consolidated securitization. The fair value of these loans is estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The changes in the discount rates for loans retained on our balance sheet reflect the expected returns of similar financial instruments available in the market and can be caused by changes in the market interest rates, expected loan performance, and other factors. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $12.0 million and $23.7 million decrease, respectively, in the fair value of loans held on our condensed consolidated balance sheet as of December 31, 2022 and a $9.2 million and $18.2 million decrease, respectively, as of September 30, 2023.

Loans held in the consolidated securitization are included in loans, at fair value on the condensed consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes and residual certificates issued as part of the consolidated securitization, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, their value is eliminated as part of the consolidation process. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $2.7 million and $5.3 million decrease, respectively, in the fair value of loans held in the consolidated securitization on the condensed consolidated balance sheet as of September 30, 2023. As of September 30, 2023, we were also exposed to market discount rate risk on payable to securitization note holders of $153.8 million. A hypothetical 100 basis point and 200

Upstart Holdings, Inc.
basis point increase in the discount rate would result in a $2.2 million and $4.3 million decrease, respectively, in the fair value of payable to securitization note holders on the condensed consolidated balance sheet as of September 30, 2023.

As of September 30, 2023, we were also exposed to market discount rate risk on other financial instruments, including $37.0 million of beneficial interests. Beneficial interests are estimated at fair value using a discounted cash flow model which considers projected defaults, losses and recoveries to project future losses and net cash flows on the underlying loans. We use two different discount rates for expected cash flows associated with demonstrated to-date credit performance and those associated with future credit performance. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $0.9 million and $1.7 million decrease, respectively, in the fair value of beneficial interests held on our consolidated balance sheet as of September 30, 2023.
Credit Risk

Credit risk refers to the risk of loss of the loans on our condensed consolidated balance sheets arising from individual borrower default due to inability or unwillingness to meet their financial obligations. The performance of certain financial instruments, including loans, beneficial interests, securitization notes and residual certificates, and payable to securitization note holders on our condensed consolidated balance sheets are dependent on the credit performance of loans facilitated by us. To manage this risk, we monitor borrower payment performance through our lending marketplace and utilize our AI capabilities to price loans in a manner that we believe is reflective of their credit risk.

The fair values of these loans, beneficial interests, securitization notes and residual certificates, and payable to securitization note holders are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions. These instruments are sensitive to changes in credit risk.

As of December 31, 2022 and September 30, 2023, we were exposed to credit risk on $1,010.4 million and $775.8 million, respectively, of loans held on our condensed consolidated balance sheet excluding loans held in consolidated securitization. Loans bear fixed interest rates and are carried on our condensed consolidated balance sheets at fair value. As of December 31, 2022, a hypothetical 10% and 20% increase in credit risk would result in a $11.9 million and $23.9 million decrease, and as of September 30, 2023, a hypothetical 10% and 20% increase in credit risk would result in a $9.7 million and $19.5 million decrease in the fair value of loans held on our condensed consolidated balance sheets, respectively.

Loans held in the consolidated securitization are included in loans, at fair value on the condensed consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes and residual certificates issued by the consolidated entities, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, the residual certificates value is eliminated as part of the consolidation process. A hypothetical 100 and 200 basis point increase in the credit risk would result in a $2.8 million and $5.4 million decrease, respectively, in the fair value of loans held in consolidated securitization on the condensed consolidated balance sheet as of September 30, 2023.

We are also exposed to credit risk on $37.0 million of beneficial interests held on the condensed consolidated balance sheet as of September 30, 2023. A hypothetical 10% and 20% increase in credit risk spread would result in a $10.0 million and $15.8 million decrease, respectively, in the fair value of beneficial interests held on our consolidated balance sheet as of September 30, 2023.

Upstart Holdings, Inc.
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

As of December 31, 2022 and September 30, 2023, we held $532.5 million and $615.0 million, respectively, related to cash and restricted cash in business checking accounts and interest-bearing deposit accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our condensed consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation, or FDIC. We reduce credit risk by placing our cash and restricted cash in reputable institutions.
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

An increase or decrease in interest rates may also impact our exposure to interest rate risk on our warehouse credit facilities. As of December 31, 2022 and September 30, 2023, we were exposed to interest rate risk on $336.5 million and $351.2 million, respectively, under our warehouse credit facilities, which bear floating interest rates. Changes in interest rates may impact our cost of borrowing. During the nine months ended September 30, 2023 we entered into interest rate cap agreements in connection with our warehouse credit facilities with an aggregate notional amount of $316.0 million. The interest rate caps provide protection to the credit facilities against exposure to changes in cash flows to the extent the 1-month SOFR exceeds the strike rate. The UAWT interest rate cap matures in April 2029 and the ULT interest rate cap matures June 2025. Refer to “Note 4. Derivative Financial Instruments” for further details.
Equity Investment Risk

Our non-marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our investments.

Our non-marketable equity investments are in equity securities of privately-held companies without readily determinable fair values. We elected to account for each such investment using the measurement alternative which is cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment and is inherently complex due to the lack of readily available market data. We consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of each investment. We also assess our non-marketable equity securities for impairment on a quarterly basis. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations. Adjustments and impairments are recorded in other expense on the condensed consolidated statements of operations and comprehensive loss upon recognition of such adjustments or impairments. As of

Upstart Holdings, Inc.
December 31, 2022 and September 30, 2023, the carrying value of our non-marketable equity securities, which do not have readily determinable fair values, totaled $41.3 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•Our business has been and will continue to be adversely affected by economic conditions and other factors that we cannot control, including the recent bank failures and resulting disruption in the banking sector.
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
•Our securitizations, committed capital arrangements, whole loan sales and warehouse credit facilities expose us to certain risks, and we can provide no assurance that we will be able to access the securitization markets, continue our whole loan sales, renew our existing warehouse credit facilities or obtain new warehouse credit facilities or committed capital arrangements in the future. This may result in the reduced supply of loan funding capital or require us to seek more costly financing for our marketplace.
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
Our business has been and will continue to be adversely affected by economic conditions and other factors that we cannot control.

Uncertainty and negative trends in general economic conditions, including significant tightening of credit markets and periods of rising and/or high interest rates, historically have created a difficult operating environment for our industry. Many factors, including factors that are beyond our control, will impact our business, financial condition and results of operations by affecting the supply of capital by our lending partners and institutional investors to fund loans or the demand by borrowers to incur loan obligations or their ability or willingness to repay their loans. These factors include, but are not limited to, interest rates, inflation, unemployment levels, personal savings rates, the 2023 bank failures and resulting disruption in the banking sector, lower consumer confidence, reduced consumer discretionary spending, conditions in the housing market, immigration policies, gas prices, energy costs, government shutdowns, trade wars and delays in tax refunds, as well as events such as natural disasters, acts of war, geopolitical conflicts, terrorism, catastrophes and pandemics.

The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 3.7% as of September 2023. In response to high levels of inflation and recession fears, the U.S. Federal Reserve has raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, increase unemployment rates, contribute to bank failures and further disrupt the banking sector. Continuing economic uncertainty and the magnitude and duration of the resulting fluctuations in business activity cannot currently be estimated and has had several effects on our business and results of operations, including, among other things:

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

Upstart Holdings, Inc.
Our business depends on sourcing and maintaining diverse, consistent and robust loan funding programs to fund Upstart-powered loans that are not retained by our lending partners. In the nine months ended September 30, 2023, 34% of the loans funded through our platform were retained by our lending partners, and 53% of loans were purchased by institutional investors through our loan funding programs. Our loan funding programs include whole loan sales and pass-through certificate issuances to institutional investors, asset-backed securitization transactions, committed capital arrangements, and utilization of warehouse credit facilities. The availability and capacity of our loan funding sources depend on many factors that are outside of our control, such as capital markets and interest rate volatility, economic conditions and regulatory reforms. We cannot be sure that the existing funding sources will continue to be available, or any new funding source will become available, on reasonable terms or at all.

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

In order to provide more stability in our loan funding programs, we recently secured committed capital arrangements with institutional investors, which are expected to deliver a significant amount of loan funding to the Upstart marketplace for the rest of this year and the beginning of next year. While we expect these arrangements to provide us with a more robust capital supply, the funding terms include risk sharing arrangements. In particular, we have agreed to compensate, subject to a limit, the committed capital investors if credit losses on the loans sold to them deviate from expectations. As of September 30, 2023, our capital at risk, which represents the maximum exposure to losses, under these arrangements was $66.1 million. The potential amount of our capital, to be realized over time, ranges between $0 to $138.9 million, depending on the actual future performance of the loans sold under these arrangements. See “Note 5. Beneficial Interests” for more information. These types of terms could negatively impact our financial results. We may also experience declines in revenue and loan volume if the existing committed capital investors do not provide funding on the agreed upon terms or we fail to secure additional committed capital arrangements in the future on reasonable terms or at all.

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

Our success depends in significant part on the participation of our lending partners in our marketplace. In the nine months ended September 30, 2023, 109% of our total revenue was generated from platform, referral and servicing fees that we receive from our lending partners. Our lending partners may suspend, limit or cease their participation in our marketplace for a number of reasons. For example, several of our lending partners have recently paused or reduced loan origination in order to limit their exposure to consumer loans in the current macroeconomic environment. In addition, the recent bank failures in 2023 and resulting disruption in the banking sector may limit our ability to attract new lending partners and may cause existing lending partners to reduce loan originations on our platform. If our lending partners continue to suspend, limit or cease their operations or otherwise terminate their

Upstart Holdings, Inc.
relationships with us, the number of loans facilitated through our platform will decrease and our revenue will be adversely affected. Moreover, our sales and onboarding process with new lending partners can be long and unpredictable. If we are unable to timely onboard our lending partners, or if our lending partners are not willing to work with us to complete a timely onboarding process, our results of operations could be adversely affected.

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

For the nine months ended September 30, 2023, we incurred a net loss of $197.7 million. We intend to continue to expend significant funds to continue to develop and improve our proprietary AI models, spend on marketing to increase the number of borrowers on our platform, enhance the features and overall user experience of our platform, expand the types of loan offerings on our platform and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We expect to incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent

Upstart Holdings, Inc.
us from being profitable. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

Our revenue growth rate and financial performance in prior periods may not be indicative of future performance.

We grew rapidly in the past, and our historical revenue growth rate and financial performance may not be indicative of our future performance. Our revenue for any previous quarterly or annual periods should not be relied upon as any indication of our revenue or revenue growth in future periods. In fact, our revenue declined during the nine months ended September 30, 2023. Our revenue may continue to decline in future periods for a number of reasons, which may include: adverse macroeconomic conditions, changing interest rates, slowing demand for or reduced funding through our lending marketplace offerings and services, sales of loans held on our balance sheet at a loss, increasing competition, credit market volatility, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities.

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

The performance of loans facilitated by our platform is significantly dependent on the effectiveness of our proprietary AI models used to evaluate a borrower’s credit profile and likelihood of default. While our AI models are continually adjusted to account for certain macroeconomic conditions, the bulk of the data gathered and the development of our AI models have largely occurred during a period of sustained economic growth or during the COVID-19 pandemic when extraordinary government stimulus impacted the economy. Our AI models have not been extensively tested during other adverse economic cycles. There is no assurance that our AI models can accurately predict loan performance during periods of adverse economic conditions. If our AI models are unable to accurately reflect the credit risk of loans under such economic conditions, our lending partners, institutional investors in our loan funding programs and we may experience greater than expected losses on such loans, which would harm our reputation and erode the trust we have built with our lending partners and institutional investors in our loan funding programs. For example, in response to the COVID-19 pandemic, the federal government quickly implemented stimulus measures. The subsequent discontinuation of those stimulus measures has increased, and may continue to increase, the delinquency and default rates of borrowers of Upstart-powered loans, which has increased uncertainty about the effectiveness of our AI models among lending partners, institutional investors and others. In addition, we consider credit performance to be one of the most important measures of the effectiveness of our AI models and focus on credit performance compared to the expectations of our lending partners or institutional investors at the time of origination. For loans purchased by institutional investors, our 2021 through mid-2022 vintages have underperformed relative to target returns. Moreover, the fair value of the loans on our balance sheet has declined in the quarter ended September 30, 2023 and may decline in future down-cycle economic conditions. Any of these factors could adversely affect our business, financial condition and results of operations.

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

Our securitizations, committed capital arrangements, whole loan sales and warehouse credit facilities expose us to certain risks, and we can provide no assurance that we will be able to access the securitization markets, continue our whole loan sales, renew our existing warehouse credit facilities or obtain new warehouse credit facilities or committed capital arrangements in the future. This may result in the reduced supply of loan funding capital or require us to seek more costly financing for our marketplace.

We have facilitated securitizations, and may in the future facilitate additional securitizations, of certain Upstart-powered loans to allow certain of our lending partners, whole loan purchasers, pass-through certificate buyers and ourselves to liquidate such loans through the asset-backed securities markets or through other capital markets products. In asset-backed securities transactions, we sell and convey pools of loans to a special purpose entity, or SPE. We likewise fund certain loans on our balance sheet by selling loans to warehouse trust SPEs, which loan sales are partially financed with associated warehouse credit facilities from banks. Concurrently, each securitization SPE issues notes and/or certificates pursuant to the terms of indentures and trust agreements, or in the case of the warehouse facilities, the warehouse trust SPE borrows money from banks pursuant to credit and security agreements. The securities issued by the SPEs in asset-backed securitization transactions and the lines of credit borrowed by the warehouse SPEs are each secured by the pool of loans owned by the applicable SPE. In exchange for the sale of a portion of a given pool of loans to the SPE, we and/or our whole loan purchasers, pass-through certificates buyers and certain lending partners who contribute loans to the transactions receive cash and/or securities representing debt and/or equity interests in such SPE, which are the proceeds from the sale of the securities. When we sponsor securitizations, we are required under Regulation RR to retain at least five percent of the credit risk in such transactions for a specific period of time, depending on the type of asset that is securitized. We also may choose to retain additional securities, such as notes or certificates, issued in asset-backed securitization transactions we sponsor or facilitate. The certificates represent residual equity interests in the SPEs and are subordinated to the notes and thus are exposed to greater credit risk.

During periods of market volatility and economic uncertainty brought on by the COVID-19 pandemic in 2020, rapidly rising interest and inflation rates and recessionary concerns in 2022 and the bank failures in 2023 and

Upstart Holdings, Inc.
resulting disruption of the banking sector, the securitization market has been constrained. As a result, we have experienced less demand for the asset-backed securities secured by Upstart-powered loans. In 2023, we acted as a retaining sponsor to asset-backed securitizations and, in one instance, retained not only the securities required for risk retention purposes under Regulation RR, but also additional residual equity interests, exposing us to greater credit risk. The securities we retain may lose value, including becoming worthless. In the future, we may retain securities issued as part of our securitizations beyond risk retention requirements again. In addition, other matters, such as capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities or increasing competition from other issuers of asset-backed securities, could negatively impact our business by decreasing institutional investor demand for securities issued through our securitization transactions. In addition, compliance with certain regulatory requirements, including the Dodd-Frank Act, the Investment Company Act and the so-called “Volcker Rule,” may affect the type of securitizations that we are able to complete.

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

The gain on sale and related servicing fees generated by our whole loan sales, and the servicing fees based on sales of asset-backed securities, also represent a material portion of our earnings. We cannot assure you that our loan purchasers will continue to purchase loans or securities (either through whole loan sales or asset-backed securities) or that they will continue to purchase loans in transactions that generate the same spreads and/or fees that we have historically obtained. During the nine months ended September 30, 2023, we sold loans that had been originated in an earlier, lower interest rate environment. We recognized losses on these sales which reduced our revenue. As we hold more loans on our balance sheet, or hold these loans for longer periods and interest rates rise, our business, financial condition and results of operation could be adversely affected, including further reductions in revenue. Factors that may affect loan purchaser demand for loans include:
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

In connection with our committed capital arrangements, we have agreed to compensate, subject to a limit, the committed capital investors if credit losses on the loans sold to them deviate from expectations. As of September 30, 2023, our capital at risk, which represents the maximum exposure to losses, under these arrangements was $66.1 million. The potential amount of our capital, to be realized over time, ranges between $0 to $138.9 million, depending on the actual future performance of the loans sold under these arrangements. See “Note 5. Beneficial Interests” for more information. These types of terms could negatively impact our financial results. We may also experience declines in revenue and loan volume if the existing committed capital investors do not provide funding on the agreed upon terms or we fail to secure additional committed capital arrangements on reasonable terms or at all.

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

Cross River Bank, or CRB, a New Jersey-chartered community bank, originates a majority of the loans on our platform. In the nine months ended September 30, 2022 and 2023, CRB originated 52% and 38%, respectively, of the Transaction Volume, Number of Loans. CRB also accounts for a large portion of our revenues. In the nine months ended September 30, 2022 and 2023, fees received from CRB accounted for 47% and 30%, respectively, of our total revenue. CRB retains a proportion of the loans they originate on their own balance sheet, and sells the remainder of the loans to us, which we in turn sell to institutional investors, sell to our warehouse trust special purpose entities or retain on our balance sheet. Our most recent commercial arrangement with CRB began on January 1, 2019 and has a term of four years with an automatic renewal provision for an additional two years following the initial four-year term. Either party may choose to not renew by providing the other party 120 days’ notice prior to the end of the initial term or any renewal term. In addition, even during the term of our arrangement, CRB could choose to reduce the volume of Upstart-powered loans that it chooses to originate and/or retain on its balance sheet. We or CRB may terminate our arrangement immediately upon a material breach by the other party and failure to cure such breach within a cure period, if any representations or warranties are found to be false and such error is not cured within a cure period, bankruptcy or insolvency of either party, receipt of an order or judgment by a governmental entity, a material adverse effect, or a change of control whereby such party involved in such change of control provides 90 days’ notice to the other and payment of a termination fee of $450,000. If we are unable to continue to increase the number of other lending partners on our platform or if CRB or one of our other lending partners were to suspend, limit or cease their operations or otherwise terminate their relationship with us, our business, financial condition and results of operations would be adversely affected.

In both the nine months ended September 30, 2022 and 2023, one other lending partner originated 36% and 35% of the Transaction Volume, Number of Loans. In the nine months ended September 30, 2022 and 2023, the fees received from this lending partner accounted for 29% and 31% of our total revenue, respectively.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Over the last several years, we experienced rapid growth in our business. Our rapid growth during that time placed significant demands on our management, processes and operational, technological and financial resources. More recently, economic headwinds in 2022 led to us announcing reductions in our workforce in November 2022

Upstart Holdings, Inc.
and January 2023 which were intended to help us achieve a more cost-efficient organization. These fluctuations in the momentum of our business challenge our ability to manage our growth effectively and to integrate new employees and technologies into our existing business. Our success as a business continues to require us to retain, attract, train, motivate and manage employees and invest strategically to refine our operational, technological and financial infrastructure. As part of that effort and from time to time, we rely on temporary independent contractor programs to scale our operations team. Failure to effectively implement and manage such programs could result in misclassification or other employment related claims or inquiries by governmental agencies. Continued fluctuations in the momentum of our business will strain our ability to develop and improve our operational, technological, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. For example, there are certain aspects of our information technology and our operations, such as servicing activities, that have required, and still require, manual processes which are prone to errors and that we have not yet fully automated with new technologies. Some of foregoing factors, like the manual processes, have negatively affected, and could continue to negatively affect, our business, financial condition and results of operations. See also the risk factor titled “—We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain and motivate our personnel, our business, financial condition and results of operations could be adversely affected.”

We are continuing to introduce and develop new loan products and services offerings, and if these products are not successful or we are unable to manage the related risks, our growth prospects, business, financial condition and results of operations could be adversely affected.

We have introduced auto loan, small dollar loan, and home equity lines of credit products and are continuing to invest in developing these products and other new loan products and service offerings. New initiatives are inherently risky, as each involves unproven business strategies, new regulatory requirements and new financial products and services with which we, and in some cases our lending partners, have limited or no prior development or operating experience.

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

Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated. We are subject to the risk of fraudulent activity associated with borrowers and third parties handling borrower information and, in limited situations, we cover certain fraud losses of our lending partners and institutional investors in our loan funding programs. For example, in the third quarter of 2021 and the first quarter of 2022, we experienced temporary increases in fraudulent activity. Fraud rates could also increase in a down-cycle economy. We are also subject to risk of fraudulent activity associated with our own employees. We use several identity and fraud detection tools, including tools provided by third-party vendors and our proprietary AI models, to predict and otherwise validate or authenticate applicant-reported data and data derived from third-party sources. If such efforts are insufficient to accurately detect and prevent fraud, the level of fraud-related losses of Upstart-powered loans could increase, which would decrease confidence in our AI lending marketplace. In addition, our lending partners, institutional investors in our loan funding programs or we may not be able to recover amounts disbursed on loans made in connection with inaccurate statements, omissions of fact or fraud, which could erode the trust in our brand and negatively impact our ability to attract new lending partners and institutional investors in our loan funding programs.

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

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including personal information, credit information and other sensitive data of borrowers and potential borrowers. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of such sensitive information. We also have arrangements in place with certain of our third-party vendors that require us to share consumer information. We have outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may in turn subcontract or outsource some of their responsibilities to other third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, are large and complex, with many points of entry and access. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks. Any vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, lending partners, loan institutional investors, or by malicious third parties. While we continuously refine our security controls to address the evolving threat landscape, attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. These risks may be heightened in connection with geopolitical conflicts. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and systems. In addition, the prevalent use of mobile devices increases the risk of data security incidents. Further, our Digital First working environment could increase the risks of security breaches and incidents. Significant disruptions of our, our lending partners and third-party vendors’ and/or other business partners’ information technology systems or other security incidents could adversely affect our business operations and result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us.

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

We are the loan servicer for most loans facilitated through our platform, including those loans that are part of our loan funding programs, such as asset-backed securitization, pass-through certificate transactions and whole loan sales. Loan servicing is a highly manual process and an intensely regulated activity. Errors in our servicing activities, including payment collection and charge-off processes, or failures to comply with our servicing obligations, have in the past and could in the future affect our internal and external reporting of the loans that we service, adversely affect our business and reputation and expose us to liability to borrowers, lending partners or institutional investors in our loan funding programs. In addition, we charge our loan holders a fixed percentage servicing fee based on the outstanding balance of loans serviced. If we fail to efficiently service or collect on such loans and the costs incurred exceed the servicing fee charged, our results of operations would be adversely affected. Moreover, the laws and regulations governing these activities are subject to change. If we are unable to comply with such laws and regulations, we could lose one or more of our licenses or authorizations, become subject to greater scrutiny by regulatory agencies or become subject to sanctions or litigation, which may have an adverse effect on our ability to perform our servicing obligations or make our platform available to borrowers in particular states. Any of the foregoing could adversely affect our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
negatively impacted. We may also become subject to regulatory scrutiny and potential litigation based on the conduct of our repossession vendors.

In connection with our loan funding programs, we make representations and warranties concerning the loans sold, and if such representations and warranties are not accurate when made, we could be required to repurchase the applicable loans.

In our loan funding programs, including asset-backed securitizations, pass-through certificate transactions, warehouse credit facilities and whole loan sales, we make numerous representations and warranties concerning the characteristics of the Upstart-powered loans sold and transferred in connection with such transactions, including representations and warranties that the loans meet the eligibility requirements of those facilities and of institutional investors in our loan funding programs. If those representations and warranties were not accurate when made and are not timely cured or incurable, we may be required to repurchase the underlying loans. Failure to repurchase such loans could constitute a default, an event of default or termination event under the agreements governing our various loan funding programs and could require us to indemnify certain financing parties. Through September 30, 2023, the number of repurchased Upstart-powered loans as a result of inaccurate representations and warranties represents less than 2% of all Upstart-powered loans. While only a small number of Upstart-powered loans have been historically repurchased by us, there can be no assurance that we would have adequate cash or other qualifying assets available to make such repurchases if and when required. Such repurchases could be limited in scope, relating to small pools of loans, or significant in scope, across multiple pools of loans. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, our business, financial condition and results of operations could be adversely affected.
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

Upstart Holdings, Inc.
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

We are, and may in the future become, subject to litigation, claims, examinations, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties, which may affect our results of operations. These claims, lawsuits, and proceedings could involve, and in some cases have involved, labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret, and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, or compliance, alleged federal and state securities and “blue sky” law violations or other investor claims, and other matters. For example, we are a defendant in a number of securities class action and other related lawsuits. See the “Legal” section under “Note 12. Commitments and Contingencies” and the risk factor titled “—The trading price of our common stock may be volatile, and you could lose all or part of your investment” for more information.

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

In particular, lending programs that involve originations by a bank in reliance on origination-related services being provided by non-bank lending platforms and/or program managers are subject to potential litigation and government enforcement claims based on “rent-a-charter” or “true lender” theories, particularly where such programs involve the subsequent sale of such loans or interests therein through the lending marketplace. See the risk factor titled “—If loans facilitated through our platform for one or more lending partners were subject to successful challenge that the lending partner was not the “true lender,” such loans may be unenforceable, subject to rescission or otherwise impaired, we or other program participants may be subject to penalties, and/or our commercial relationships may suffer, each which would adversely affect our business and results of operations” for more information. In addition, loans originated by lending partners (which are exempt from certain state requirements under federal banking laws), followed by the sale, assignment, or other transfer to non-banks of such loans are subject to potential litigation and government enforcement claims based on the theory that transfers of loans from banks to non-banks do not transfer the ability to enforce contractual terms such as interest rates and fees from which only banks benefit under federal preemption principles. See the risk factor titled “—If loans originated by our lending partners were found to violate the laws of one or more states, whether at origination or after sale by the lending partner, loans facilitated through our platform may be unenforceable or otherwise impaired, we or other program participants may be subject to, among other things, fines and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations” for more information. In addition, the recent inquiries related to our model’s use of education variables in assessing credit risk could prompt potential litigation and government enforcement claims based on perceived violations of ECOA. See the risk factor titled “—We have been in the past and may in the future be subject to federal and state regulatory inquiries regarding our business” for more information. If we were subject to such litigation or enforcement, then

Upstart Holdings, Inc.
any unfavorable results of pending or future legal proceedings may result in contractual damages, usury related claims, fines, penalties, injunctions, the unenforceability, rescission or other impairment of loans originated on our platform or other censure that could have an adverse effect on our business, results of operations and financial condition. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
In addition, acts of war and other armed conflicts, disruptions in global trade, travel restrictions and quarantines, terrorism and other civil, political and geopolitical conflicts, could cause disruptions in our business and lead to interruptions, delays or loss of critical data. Any of the foregoing risks may be further increased if our business continuity plans prove to be inadequate and there can be no assurance that both personnel and non-mission critical applications can be fully operational after a declared disaster within a defined recovery time. If our personnel, systems or data centers are impacted, we may suffer interruptions and delays in our business operations. In addition, to the extent these events impact the ability of borrowers to timely repay their loans, our business could be negatively affected.

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

Upstart Holdings, Inc.
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

Our ability to operate our platform depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively which would allow competitors to duplicate our AI models or AI lending marketplace and adversely affect our ability to compete with them. We rely on a combination of copyright, trade secret, patent, trademark laws and other rights, as well as confidentiality procedures, contractual provisions and our information security infrastructure to protect our proprietary technology, processes and other intellectual property. While we have two patents issued and three patent applications pending, we have limited patent protection and our patent application may not be successful. The steps we take to protect our intellectual property rights may be inadequate. For example, a third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

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

Upstart Holdings, Inc.
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

We rely on our proprietary AI models, which are statistical models built using a variety of data-sets. Our AI models rely on a wide variety of data sources, including data collected from applicants and borrowers, credit bureau data and our credit experience gained through monitoring the payment performance of borrowers over time. Under our agreements with our lending partners, we receive licenses to use data collected from loan applicants and borrowers. If we are unable to access and use data collected from applicants and borrowers, data received from credit bureaus, repayment data collected as part of our loan servicing activities, or any other data for our AI models, or our access to such data is limited, our ability to accurately evaluate potential borrowers, detect fraud and verify applicant data would be compromised. Any of the foregoing could negatively impact the accuracy of our pricing decisions, the degree of automation in our loan application process and the volume of loans facilitated on our platform.

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

Upstart Holdings, Inc.
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

In addition, if any data used to train and improve our AI models is inaccurate or otherwise unreliable, or access to third-party data is limited or becomes unavailable to us, our ability to continue to improve our AI models would be adversely affected. Any of the foregoing could result in sub-optimally and inefficiently priced loans, incorrect approvals or denials of loans, or higher than expected loan losses, which in turn could adversely affect our ability to attract new borrowers, lending partners and institutional investors to our marketplace or increase the number of Upstart-powered loans and adversely affect our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Effective October 2021, Maine updated its Consumer Credit Code to include a statutory “true lender” test, providing that an entity is a “lender” subject to certain requirements of the Consumer Credit Code if the person, among other things: (i) has the predominant economic interest in a loan; (ii) brokers, arranges, or facilitates a loan and has the right to purchase the loan; or (iii) based on the totality of the circumstances, appears to be the lender, and the transaction is structured to evade certain statutory requirements. Me. Rev. Stat. § 2-702. Other states, such as Hawaii, Connecticut and Nebraska, have followed suit, and more states may also institute similar statutory “true lender” tests. The statutory “true lender” tests may increase the risk of true lender litigation in certain jurisdictions and impact how the tests are applied by courts and regulators in determining the true lender. They may also result in increased usury and licensing risk. Other states may take different paths to promulgate similar “true lender” restrictions, and if not through a legislative path, impacted parties may have little to no advance notice of new restrictions and compliance obligations.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

We may not always have been, and may not always be, in compliance with these and other applicable laws, regulations and rules. And while compliance with these requirements is a business priority for us, it is also costly, time-consuming and limits our operational flexibility. Additionally, Congress, the states and regulatory agencies, as well as local municipalities, could further regulate the consumer financial services industry in ways that make it more difficult or costly for us to offer our AI lending platform and related services or facilitate the origination of loans for our lending partners. These laws also are often subject to changes that could severely limit the operations of our business model. For example, in 2019, a bill was introduced in the U.S. Senate that would create a national cap of the lesser of 15% APR or the maximum rate permitted by the state in which the consumer resides. Although such a bill may never be enacted into law, if such a bill were to be enacted, it would greatly restrict the number of loans that could be funded through our platform. Further, changes in the regulatory application or judicial interpretation of the laws and regulations applicable to financial institutions also could impact the manner in which we conduct our business. The regulatory environment in which financial institutions operate has become increasingly complex, and following the financial crisis that began in 2008, supervisory efforts to apply relevant laws, regulations and policies have become more intense. Additionally, states are increasingly introducing and, in some cases, passing laws that restrict interest rates and APRs on loans similar to the loans made on our platform. For example, in March 2021, Illinois enacted a law to cap interest rates at an “all-in” 36% APR. Further, in late 2020, California created a “mini-CFPB,” which could increase its oversight over bank partnership relationships and strengthen state consumer protection authority of state regulators to police debt collections and unfair, deceptive or abusive acts and practices. Voter referendums also have been introduced and, in some cases, passed, restrictions on interest rates and/or APRs. If such legislation or bills were to be propagated, or state or federal regulators seek to restrict regulated financial institutions such as our lending partners from engaging in business with Upstart in certain ways, our lending partners’ ability to originate loans in certain states could be greatly reduced, and as a result, our business, financial condition and results of operations would be adversely affected.

Where applicable, we seek to comply with state broker, credit service organization, small loan, finance lender, servicing, collection, money transmitter and similar statutes. Nevertheless, if we are found to not comply

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

At the state level, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, requires, among other things, that covered companies provide disclosures to California residents and afford such persons new abilities to opt-out of certain sales or retention of their personal information by us. Aspects of the CCPA and its interpretation remain unclear. In addition, California voters approved Proposition 24 in the November 2020 election to create the California Privacy Rights Act, or CPRA, which amends and purports to strengthen the CCPA and created a state agency, the California Privacy Protection Agency, to enforce privacy laws. The CPRA amendments create obligations relating to consumer data as of January 1, 2023 (with a one-year lookback), and enforcement beginning March 29, 2024. Following the enactment of the CCPA, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act of 2021, or VCDPA; in June 2021 Colorado enacted the Colorado Privacy Act, or CPA; in March 2022, Utah, enacted the Utah Consumer Privacy Act, or UCPA; in May 2022, Connecticut enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, or CTDPA; and in March 2023, Iowa enacted an Act Relating to Consumer Data Protection, or ICDPA. The VCDPA went into effect on January 1, 2023, and the CPA and CTDPA both go into effect on July 31, 2023. The UCPA will go into effect December 31, 2023. The ICDPA will go into effect January 1, 2025. In June 2023, Texas enacted the Texas Data Privacy and Security Act, which will go into effect January 1, 2024. In September 2023, Delaware enacted the Delaware Personal Data Privacy Act which becomes effective January 1, 2025. Additionally, other U.S. states are proposing and enacting laws and regulations that impose obligations similar to the CCPA or that otherwise involve significant obligations and restrictions.

Many privacy and data security laws, such as the CCPA, apply to biometric data. However, some states have passed or are considering legislation that are biometric specific. For instance, in Illinois, the Biometric Information Privacy Act (“BIPA”) specifically governs the collection, possession, and disclosure of biometric

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

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

Under our warehouse credit facility for unsecured personal loans (the “ULT Warehouse Credit Facility”), we may borrow from an aggregate of $175.0 million financing capacity, until the earlier of June 2025 and an accelerated amortization event. Any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity in June 2026. As of September 30, 2023, the amount borrowed under the ULT Warehouse Credit Facility was $170.3 million, and $236.8 million of aggregated fair value of loans purchased were pledged as collateral. Under our warehouse facility for auto loans (the “UAWT Warehouse Credit Facility”), we may borrow up to $200 million until June 14, 2024, and any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity twelve months after the determined amortization date. As of September 30, 2023, the amount borrowed under the UAWT

Upstart Holdings, Inc.
Warehouse Credit Facility was $180.9 million, and $308.3 million of aggregated fair value of loans purchased were pledged as collateral.

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

Upstart Holdings, Inc.

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

As of September 30, 2023, a valuation allowance has been recorded to recognize only deferred tax assets that are more likely than not to be realized in the United States federal and state tax jurisdictions. Our net deferred tax assets are primarily related to net operating loss carryforwards, or NOLs. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

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

Upstart Holdings, Inc.
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

Our amended and restated certificate of incorporation authorizes us to issue 616,188,516 shares of authorized but unissued common stock and rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 6,471,704 shares for issuance under our 2020 Equity Incentive Plan subject to adjustment in certain events. Any common stock that we issue, including under our 2020 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our common stock.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no repurchases of the Company’s common stock during the three months ended September 30, 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(c) Securities Trading Plans of Executive Officers and Directors

Upstart Holdings, Inc.
From time to time, some of the Company’s executive officers or directors may determine that it is advisable to diversify their investments for personal financial planning reasons or may seek liquidity for other reasons and may sell shares of common stock of the Company. To effect such sales, from time to time, some of the Company’s executive officers or directors may enter into trading plans that are designed to comply with the Company’s Insider Trading Policy and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

During the quarter ended September 30, 2023, the following officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company has adopted a contract, instruction or written plan for the sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) of the Exchange Act:

Name and title of officer: Dave Girouard, Chief Executive Officer, in his capacity as Trustee of 2008 D&T Girouard Revocable Trust
Date of adoption: August 29, 2023
Duration of the trading arrangement: Through December 13, 2024 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 1,000,000 shares

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

Upstart Holdings, Inc.
(Registrant)

Date: November 7, 2023	By:	/s/ Dave Girouard
Dave Girouard
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Sanjay Datta
Sanjay Datta
Chief Financial Officer
(Principal Financial Officer)