Form 10-K
period 2023-12-31
Upstart Holdings, Inc.
filed 2024-02-15
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,594,276,077, based on the closing price reported for such date on the NASDAQ. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 8, 2024 there were 86,430,264 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part II and III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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

PART I

ITEM 1. BUSINESS

Overview

Upstart is the leading artificial intelligence (“AI”) lending marketplace, connecting millions of consumers to more than 100 banks and credit unions that leverage Upstart’s AI models and cloud applications to deliver superior credit products. Founded in 2012, Upstart’s platform includes personal loans, automotive retail and refinance loans, home equity lines of credit (“HELOCs”), and small dollar loans.

We’re dedicated to improving access to credit for all. Money is a fundamental ingredient of life, and unless you are in the few percent of Americans with significant wealth, the price of borrowing affects you every day. Throughout history, affordable credit has been central to unlocking mobility and opportunity. The FICO score was invented in 1989 and remains the standard for determining who is approved for credit and at what interest rate. While FICO is rarely the only input in a lending decision, most lenders use simple rules-based systems that consider only a limited number of variables. Unfortunately, because these legacy credit systems fail to accurately identify and quantify risk, millions of creditworthy individuals are left out of the system, and millions more pay too much to borrow money.

Upstart AI remakes the lending process. We leverage AI to more accurately quantify the true risk of a loan. Our AI models have been continuously upgraded, trained and refined for more than ten years. We apply AI models to income and identity fraud, acquisition targeting, loan stacking, time-delimited default and prepayment prediction, and servicing. Powered by more than 1,600 variables1, our models are trained on more than 58 million repayment events, adding an average of 83,000 new repayments each business day.

We believe the flywheel effects generated by our constantly improving AI models provide a significant competitive advantage. More training data generally leads to higher approval rates and lower interest rates with better returns to our bank and credit union partners, collectively our “lending partners.” Our AI also enables our lending partners to deliver an exceptional digital-first experience. They can respond instantly to a customer’s loan request 24/7 with no human intervention. In 2023, more than 87%2 of our loans were fully automated where borrowers were approved instantly, with zero documentation to upload.

Our AI marketplace connects consumers with our lending partners. Consumers can access Upstart-powered loans via Upstart.com, through a lender-branded product on our lending partners’ own websites, and through auto dealerships that use our Upstart Auto Retail software.

Loans issued through our marketplace are retained by our lending partners, purchased by our network of institutional investors, or funded by Upstart’s balance sheet. Investors may also invest in securities collateralized by Upstart-powered loans through our pass-through and securitization programs.

As of December 31, 2023, out of the total principal of loan originations facilitated on our marketplace in 2023, 48% were purchased by institutional investors, 32% were retained by our lending partners, 16% were held on our balance sheet, and the remaining 4% were contributed as collateral to the securitization transaction completed in July 2023, which we have consolidated in our financial statements. In the year ended December 31, 2023, our top three lending partners originated 80% of the loans facilitated through our marketplace and fees received from these
1 “Variables” refers to raw variables and combined variables considered in our AI models. A “raw” variable is a non-combined, conceptually distinct unit of data, such as “applicant-reported savings.” A “combined” variable is data that has been transformed, combined, or otherwise engineered from a raw variable or set of raw variables, such as “applicant-reported savings” divided by “loan amount.”

2 Percentage of Loans Fully Automated is defined as the total number of loans in a given period originated end-to-end (from initial rate request to final funding for personal loans and small dollar loans, and from initial rate request to signing of the loan agreement for auto loans) with no human involvement required divided by the Transaction Volume, Number of Loans in the same period.

lending partners accounted for 63% of our total revenue. Our goal is to continue expanding our lending partnerships to new participants and deepen our relationships with existing lending partners.

Institutional investors play an important role in our lending marketplace by providing capital for higher risk loans that may not be economically feasible for traditional banks and credit unions to hold. We enter into nonexclusive agreements with our institutional investors who purchase whole loans, the trust entities in our pass-through programs and the grantor trust entities in our asset-backed securitizations. To improve the loan funding capacity for our marketplace across business and macroeconomic cycles, we secured multiple committed capital arrangements with institutional investors in 2023, which delivered a significant amount of loan funding to the Upstart marketplace. We continue our work on further developing and securing committed capital arrangements for our marketplace.
Our revenue is primarily comprised of fees paid by lending partners and institutional investors. We charge our lending partners platform and referral fees at origination and the agreements with our lending partners may contain minimum fee amounts. We also earn loan servicing revenue from contracts with lending partners and institutional investors. As a usage-based platform, we target positive unit economics on each transaction, leading to a cash efficient business model with high margins. We believe these are the key components to achieve both high growth rates and profitability over time.

Our AI Lending Models

Our AI models are central to our value proposition and unique position in the industry. They are central to the efficacy of the Upstart marketplace experience we provide to consumers and the value we deliver to lending partners and institutional investors. The key aspects of our AI models include:

Variables and Training Data

Variables in our AI models have increased from 23 in 2014 to more than 1,600 as of December 31, 2023. These include factors related to credit experience, employment, educational history, bank account transactions, cost of living and loan application interactions. As of December 31, 2023, our models have been trained on more than 58 million repayment events, adding an average of 83,000 new repayment events each business day. Upstart's models benefit from an exponentially growing dataset of repayment observations, allowing them to detect subtle patterns that drive loan-level default and prepayment risk.

These elements of our model are co-dependent; the use of hundreds or thousands of variables is impractical without sophisticated machine learning algorithms to tease out the interactions between them, and sophisticated machine learning depends on large volumes of training data. Over time, we have been able to deploy and blend more sophisticated modeling techniques, leading to a more accurate system. This co-dependency presents a challenge to others who may aim to short-circuit the development of a competitive model. While incumbent lenders may have vast quantities of historical repayment data, their training data lacks the hundreds of non-traditional variables that power our model.

Modeling Techniques

Growth in our training data has enabled the development of increasingly sophisticated modeling techniques. For example, while earlier versions of our models were centered on logistic regression and Monte Carlo simulations, our more recent models incorporate neural networks, Bayesian hyperparameter optimization, and gradient boosting. We expect that our data science investments and continued growth of training data will unlock even more powerful techniques over time.

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
•Time-delimited prepayment prediction—quantifies the likelihood that a consumer will fully prepay a loan earlier than originally scheduled;
•Income fraud—quantifies the risk of potential misrepresentation of borrower income;
•Identity fraud—quantifies the risk that an applicant is misrepresenting their identity;
•Time-delimited default prediction—quantifies the likelihood of default for each period of the loan term; and
•Servicing—identifies borrowers to prioritize for servicing outreach, allowing for customized intervention and improved servicing efficiency.

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

Our Ecosystem

Our ecosystem includes consumers, banks, credit unions, auto dealers and institutional investors who purchase Upstart-powered loans directly or invest in securities issued by our pass-through and securitization programs. This broad ecosystem allows participants to access and benefit from our products in a variety of ways, which leads to broader adoption of our AI lending solutions.

Consumers

On the consumer side, we have built a mobile-responsive web application to aggregate demand on Upstart.com, where consumers are presented with lender-backed offers from our lending partners. Consumers can quickly and easily inquire about a rate, evaluate and choose a loan offer, provide necessary information for verification and review required disclosures before final acceptance of the loan. A similar experience is also offered as a branded product on lending partners’ websites. We have also made significant investments in Upstart Auto Retail, a front-end software-as-a-service application that modernizes the auto sales process for both the consumer and the dealer. Similar to Upstart.com, we expect Upstart Auto Retail to become an important aggregator of consumer demand.

Consumers on our platform are generally offered unsecured personal and secured auto loans ranging from $1,000 to $100,000 in size, at APRs typically ranging from approximately 7.8% to 35.99%, with terms typically ranging from three months to seven years, with a monthly repayment schedule and no prepayment penalty.

Value Proposition to Consumers

•Higher approval rates and lower interest rates—An internal study, conducted and published in 2023, compared our personal loan AI model to that of a traditional underwriting credit score based model. The study demonstrated the ability of our AI model to expand credit access to borrowers. Results from the study showed that our AI model approves 44% more borrowers and yields 36% lower average APR for approved loans.

•Superior digital experience—Whether consumers apply for a loan through Upstart.com or directly through a lending partner’s website, the application experience is streamlined into a single application process and the loan offers provided are firm. In the year ended December 31, 2023, 87% of Upstart-powered loans were fully automated, an increase from 75% in 2022. Automation improvements were due in large part to product, engineering and machine learning enhancements such as eliminating previously manual processes, increasing the accuracy of our verification and fraud detection models, and removing inefficient or unnecessary processes and procedures.

Lending Partners and Institutional Investors

On the loan funding side, we target a wide range of small, medium, and large lending partners with an appetite to invest in improved underwriting and digital originations. Because AI is a new and disruptive technology, and lending is a traditionally conservative industry, we have brought our technology to the market in a way that allows us to grow responsibly and improve our AI models, while allowing lenders to take a prudent approach to assessing and adopting our platform. As of December 31, 2023, we had more than 100 lending partners. Our lending partners retain loans that align with their business and risk objectives. Because lenders vary with respect to program objectives, risk tolerance and funding capacity, program parameters can vary significantly across different lenders. Lending partners have access to an administrative interface for reporting and program management. We also perform fairness testing on our models to help satisfy lending partners’ regulatory obligations.

Loan volumes exceeding lending partners’ funding capacity or risk tolerance can be flowed through our marketplace and sold to our network of institutional investors, which have a broader and more diverse appetite for risk. As a result, we can develop our business and our AI models faster than if we relied only on the funding capacity of our lending partners. The combination of lending partner and institutional investor funding provides our lending marketplace with competitive and diverse capital.

Our network of institutional investors includes investors that buy whole loans originated via Upstart’s platform, as well as investors that buy securities, such as pass-through certificates. We are typically retained by participating institutional investors to service the loans we help originate. In the case of whole loan purchasers, we typically enter into loan purchase agreements and loan servicing agreements with such purchasers. Institutional investors may also purchase interests in loans originated via Upstart’s platform in the form of pass-through certificates. We have pass-through certificate programs sponsored by certain financial institutions under which institutional investors can purchase securities collateralized by Upstart-powered loans from an issuer trust.

While there are minimal differences between whole loan sales and sales of pass-through certificates from Upstart’s perspective, both programs are offered to provide flexibility to institutional investors in our marketplace. Some institutional investors may prefer pass-through certificates, which may be more liquid and require less operational complexity, while other institutional investors may prefer whole loan purchases, which are generally more cost effective. Whole loans purchased after origination may later be included in our asset-backed securitization transactions whereby interests in these Upstart-powered loans are sold to other institutional investors.

For our asset-backed securitizations, we engage with investment banks to structure transactions under which we and/or certain of the purchasers of whole loans or pass-through certificates described in the preceding paragraphs sell pools of whole loans to a bankruptcy-remote special purpose entity. The special purpose entities, through one or more intermediate transfers and entities, create and sell tranched asset-backed notes and subordinated certificates, in each case, backed by the collective pools of Upstart-powered loans sold into the investment structure.

Value Proposition to Lending Partners and Institutional Investors

•Competitive digital lending experience—We provide banks and credit unions with a cost effective way to compete with the technology budgets of their competitors.
•Expanded customer base—We refer customers that apply for loans through Upstart.com to our lending partners, helping them grow both loan volumes and number of customers.
•Upstart referral network—Once we aggregate consumer demand on our website, we pass those customers to our lending partners
•Branded product—Lending partners can serve customers with a branded Upstart application on their own website or mobile application.
•Flexible configurations—We built a configurable lending solution designed to meet the needs of our lending partners. Because our lending partners have complete authority and control over their lending programs, they predetermine many aspects of their loan offering, including interest rate and loan size ranges, target returns for various risk profiles, minimum credit score, maximum debt-to-income ratio, fee structures and disclosures.
•Servicing—While most lending partners and institutional investors choose to have us service their loans (through a branded servicing portal), each has the option of directly servicing loans itself. Our servicing platform manages all communication with borrowers, credit reporting agencies, and when necessary, collections agencies.
•Delivering returns—We focus on credit performance compared to the expectations set by us at the time of origination. An equal investment in all vintages of Upstart-powered core personal loans that originated in the first quarter of 2018 through the third quarter of 2023 is currently expected to deliver returns in line with a blended target of 9.0%. At a more granular level, all quarterly vintages of core personal loans that originated in 2018 through the fourth quarter of 2020 are currently forecasted to meet or exceed the target returns set at the time of loan origination. The quarterly vintages of core personal loans that originated in the first quarter 2021 through the second quarter 2023 are currently forecasted to underperform relative to their target returns. The core personal loans that originated in the third quarter of 2023 or later are currently forecasted to deliver returns in line with target yields. This reversion in performance was driven by a combination of factors including increased conservatism in underwriting and the relative stabilization of macroeconomic conditions, as reflected in UMI.

We have included similar disclosures in our Annual Report on Form 10-K for the year ended December 31, 2022, and in our Quarterly Reports on Form 10-Q starting from the quarter that ended June 30, 2022. We recently identified an error in the calculations that supported some of these statements. This resulted in an overstatement of the expected return of an equal investment in all vintages of Upstart-powered core personal loans that originated in the first quarter of 2018 through the third quarter of 2023 by 0.9 - 1.3% for each disclosure. The error also impacted our forecasts of the performance of certain quarterly loan vintages relative to target returns in the aforementioned reports. After correcting for the error, vintages retained by the hypothetical lending partner that we forecasted to meet or exceed target returns still include those originated from mid-2018 through mid-2021, but no longer include vintages from mid-2021 through mid-2022. Loans purchased by the hypothetical institutional investor would have been expected to experience underperformance relative to target returns through mid-2023 vintages, not through mid-2022 vintages. Importantly, the error did not impact any of our financial statements, any forecasts prepared for our actual lending partners or institutional investors, or the overall expected performance trend.

•New product offerings—Personal loans are one of the fastest-growing segments of credit in the U.S. and auto financing is the second largest segment of consumer lending. Our platform helps lenders provide a product their customers want, rather than letting customers seek loans from competitors. We continue to invest in expansion of our product offerings and launched a new HELOC product in 2023.
•Access to capital markets—We have built a broad network of institutional investors who provide loan funding through purchases of whole loans, pass-through certificates and asset-backed securitizations. We have secured multiple committed capital arrangements with institutional investors, which deliver a significant amount of loan funding to the Upstart marketplace. We continue our work on expanding committed capital arrangements for our marketplace.
•Continuous engagement with rating agencies—Upstart-powered personal loans are analyzed by credit rating agencies and are subject to significant and constant scrutiny from experts. Credit ratings are often publicly available, which help institutional investors and lending partners gain confidence in Upstart-powered loans.
•Insights into changes in the economy—Introduced in 2023, the Upstart Macro Index (“UMI”) estimates the impact of the macroeconomy on credit performance for Upstart-powered unsecured personal loans and helps our lending partners and institutional investors better understand and account for the effect that macroeconomic conditions have on our credit performance.

Our Technology Infrastructure

Our cloud-based software platform incorporates modern technologies and software development approaches to allow for rapid development of new features.

Cloud-Native Technologies

We run our technology platform as containerized services on the Amazon Web Services cloud. Our architecture is designed for high availability and horizontal scalability. Our primary development platforms are Ruby on Rails and Python, but our Kubernetes-based compute environment gives us the flexibility to run heterogeneous workloads with minimal operational overhead. We deploy new software regularly without platform downtime, allowing borrowers and lenders to immediately benefit from the latest updates to our platform.

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

Robust Reporting and Integration Capabilities

Our reporting application programming interfaces (“APIs”) provide institutional investors and lending partners the ability to access data through a programmatic interface. Our integration capabilities with lending partners include an ability to pre-fill applicant information via API and provide loan details in real-time to facilitate a seamless process from application to origination. Our lending partner reporting portal provides our lending partners with a centralized console to view real time performance metrics of their lending program, view and verify their credit policy and program configuration, and on-demand access to operational reports and documents.

Consumer Marketing

Our growth and marketing approach is driven by the strength of our product and the interest rates we offer. While many lenders see consumer choice as a detractor from sales volume, we benefit when consumers compare our offers to other lenders’ offers. Over time, our ability to offer lower rates than our competitors has improved significantly. Because our model changes in real time, we are able to extend new loan offers to applicants who were previously not eligible or were previously quoted a higher rate.

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
•Online advertising—Search engines and social channels enable targeted outreach to potential borrowers with specific messages. In addition, we also advertise on streaming television services.

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

This team focuses on the minority of borrowers whose applications are not entirely automated or any applicant who has questions or issues throughout the application process, while expediting the approval process to the extent possible, and identifying and rejecting fraudulent applications. Our operations team works closely with our engineering and machine learning teams to further increase our levels of automation.

Most prospective borrowers and applicants interact with Upstart via our online platform and help center, but we also make agent-based support readily available to all borrowers. For phone support, we partner with external call center vendors and have a team of dedicated Upstart agents with specialized training.

Servicing Operations

Upstart-powered loans are serviced via our homegrown platform. For borrowers who miss payments, we focus on early intervention and attempt to reach them via emails, calls, texts, and mail to help bring their account current or offer hardship options in accordance with the creditor’s servicing policies. Borrowers on our platform are supported via a combination of internal payments specialists and third-party service providers.

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
•Robust and diverse lending marketplace; and
•Brand recognition and trust.

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

We are currently, and expect in the future, to be subject to laws and regulations administered by the CFPB. In addition to the CFPB, the Federal Trade Commission has jurisdiction to investigate aspects of our business, including with respect to marketing practices. Other state and federal agencies, including prudential bank regulators and state attorneys general have the ability to regulate aspects of our business. Further, we are subject to inspections, examinations, supervision and regulation by applicable agencies in each state in which we are licensed. Regulatory oversight of our business may change over time. By way of example, in 2020, the California Consumer Financial Protection Law was enacted, which seeks to emulate the CFPB with respect to its enforcement and supervisory capabilities as well as require additional state registration for certain covered persons. We expect that regulatory examinations by both federal and state agencies will continue, and there can be no assurance that the results of such examinations will not have a material adverse effect on us.

Below, we summarize several of the material federal lending, servicing and related laws applicable to our business. Many states have laws and regulations that are similar to the federal consumer protection laws referred to below, but the degree and nature of such laws and regulations vary from state to state.

Federal Lending and Related Laws

Truth in Lending Act

The Truth in Lending Act, or TILA, and Regulation Z, which implements it, require creditors to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions, and to comply with certain lending practice requirements and restrictions. These rules apply to loans facilitated through our platform as well as to retail installment contracts purchased by Upstart from automotive dealerships, and we assist with compliance as part of the services we provide to our lending partners. For closed-end credit transactions, required disclosures include, among others, providing the annual percentage rate, the finance charge, the amount financed, the number of payments, the amount of the monthly payment, the presence and amount of certain fees, and the presence of certain contractual terms. For retail installment contracts, required disclosures can also include certain conditions related to Guaranteed Asset Protection waivers. For HELOCs, required open-end disclosures are provided during the origination process and servicing requirements under TILA are fulfilled by a third party servicer. TILA also regulates the advertising of credit and gives borrowers, among other things, certain rights regarding updated disclosures and the treatment of credit balances. We, on behalf of the applicable lending partner, provide applicants with a TILA disclosure when applicants complete their loan applications on our platform. If the applicant’s request is not fully funded and the applicant chooses to accept a lesser amount offered, we provide an updated TILA disclosure on behalf of the applicable lending partner. We also seek to comply with TILA’s disclosure requirements related to credit advertising and, to the extent that we hold or service loans, TILA’s requirements related to treatment of credit balances for closed-end loans.

Equal Credit Opportunity Act

The Equal Credit Opportunity Act, or ECOA, prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age (provided that the applicant has the capacity to enter into a binding contract), religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program, or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or certain state laws. Regulation B, which implements ECOA, prohibits discrimination based on age, gender, ethnicity, nationality, or marital status, and restricts creditors from requesting certain types of information from loan applicants or engaging in certain loan-related practices, and from using advertising or making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. These requirements apply to lending partners for loans facilitated through our platform, for automotive dealerships selling retail installment contracts, as well as to us as a service provider that assists in the process and as a loan originator for our HELOC product. We abide by policies and procedures implemented by our lending partners to comply with ECOA’s provisions prohibiting discouragement and discrimination. ECOA also requires creditors to provide applicants with timely notices of adverse action taken on credit applications, including disclosing to applicants who have been declined their rights and the reason for the denial. On behalf of our lending partners, we provide prospective borrowers who apply for a loan through our platform but are denied credit with an adverse action notice in compliance with applicable requirements. We comply with the ECOA and Regulation B requirements applicable to us in connection with the HELOC product.

In 2020, we entered into an agreement with the NAACP Legal Defense and Education Fund and the Student Borrower Protection Center to participate in fair lending reviews of our AI underwriting models by an independent, third-party firm, Relman Colfax LLP, or Relman. Following a number of quantitative assessments, Relman has published three periodic reports and plans to publish a fourth and final report that summarizes the developments during the monitorship as well as industry recommendations. Notwithstanding our belief that our models and our lending partners’ lending facilitated by our models comply with ECOA, the reports from Relman and consumer advocacy groups and associated legislative and/or regulatory inquiries could create negative publicity and increase the risk of private litigation or government enforcement. For more information, see Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Fair Credit Reporting Act

The federal Fair Credit Reporting Act, or FCRA, as amended by the Fair and Accurate Credit Transactions Act, implemented by Regulation V, and administered by the CFPB, promotes the accuracy, fairness, and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report and requires that persons who report loan payment information to credit bureaus do so accurately and to resolve disputes regarding reported information timely. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report.

Under FCRA, certain information must be provided to applicants whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency, promptly update any credit information reported to a credit reporting agency about a customer and have a process by which customers may inquire about credit information furnished by us to a consumer reporting agency. We, our lending partners and the automotive dealerships with whom we partner have a permissible purpose for obtaining credit reports on potential borrowers, and we also obtain explicit consent from borrowers to obtain such reports. As part of our loan servicing activities, we accurately report loan payment and delinquency information to appropriate consumer reporting agencies on behalf of our lending partners. We provide an adverse action notice to rejected applicants on behalf of each lending partner at the time the applicant is rejected that includes all the required disclosures. We also have processes in place to ensure that consumers are given “opt-out” opportunities, as required by the FCRA, regarding the sharing of their personal information. We have also implemented an identity theft prevention program, as required by FCRA and its implementing regulations.

Fair Debt Collection Practices Act

The federal Fair Debt Collection Practices Act, or FDCPA, and Regulation F that implements FDCPA, provides guidelines and limitations on the conduct of certain debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. While the FDCPA primarily applies to third-party debt collectors, debt collection laws of certain states impose similar requirements more broadly on creditors who collect their own debts and loan servicers of debt. In addition, the CFPB prohibits unfair, deceptive or abusive acts or practices, or UDAAPs, in debt collection, including first-party debt collection. We use our internal collection team, except for the HELOC product, and professional third-party debt collection agents to collect delinquent accounts. Any third-party debt collection agents we use are required to comply with the FDCPA and all other applicable laws in collecting delinquent accounts of borrowers. While our internal servicing team is not subject to the formal requirements of the FDCPA in most cases, we have established policies intended to substantially comply with the collection practice requirements under the FDCPA as a means of complying with more general UDAAP standards.

Privacy and Data Security Laws

The federal Gramm-Leach-Bliley Act, or GLBA, includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to non-affiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by non-affiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and non-affiliated entities as well as to safeguard personal customer information. We collect and use a wide variety of information to help ensure the integrity of our services and to provide features and functionality to borrowers on our platform. This aspect of our business, including the collection, use, and protection of the information we acquire from our own services as well as from third-party sources, is subject to laws and regulations in the United States. Accordingly, we publish our privacy policies and terms of service, which describe our practices concerning the use, transmission, and disclosure of information. We have a detailed privacy policy that addresses the GLBA and is accessible from every page of our website. We work to maintain the security of consumers’ personal information securely, and we do not sell, rent or share such information with third parties for marketing purposes unless previously agreed to by the consumer. In addition, we take measures to safeguard the personal information of borrowers and investors and protect against unauthorized access to this information. We also are subject to other privacy and security laws and regulations that apply to certain personal information that we collect or otherwise process, such as the California Consumer Privacy Act, or CCPA. The CCPA, which went into effect in 2020, requires, among other things, that covered companies provide disclosures to California consumers and afford such consumers rights with respect to how covered companies process their personal information. Other states have enacted similar laws, but many have GLBA exemptions that apply to us. As our business continues to expand, and as state and federal laws and regulations continue to be passed and their interpretations continue to evolve, additional laws and regulations may become relevant to us.

Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is extensive and significant legislation that includes consumer protection provisions. Among other things, the Dodd-Frank Act created the CFPB, which commenced operations in July 2011 and has significant authority to implement and enforce federal consumer financial laws, such as TILA and ECOA. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. The CFPB also engages in consumer financial education, requests data and promotes the availability of financial services to underserved customers and communities. The CFPB has regulatory and enforcement powers over most providers of consumer financial products and services through the laws it enforces, including us. It also has supervisory and examination powers over certain providers of consumer financial products and services, including large banks, payday lenders, “larger participants” in certain financial services markets defined by CFPB regulation, and non-bank entities determined to present a risk to consumers after notice and an opportunity to respond.

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

Federal Trade Commission Act

Under Section 5 of the Federal Trade Commission Act, we and our lending partners are prohibited from engaging in unfair and deceptive acts and practices, or UDAP. For nonbank financial institutions, the Federal Trade Commission, or the FTC, is the primary regulator enforcing this prohibition, and in recent years the FTC has been focused on practices of financial technology companies. The FTC is also the primary federal regulator for automotive dealerships. Based on publicly available actions, the FTC’s primary focus has been with respect to financial technology company marketing and disclosure practices as it relates to lending products, and on junk fees as it relates to automotive dealerships. We maintain policies and procedures that require our marketing and loan application and servicing operations comply with UDAP standards. We also maintain a dealership diligence program to monitor the fees charged for ancillary products, for example, for retail installment contracts we purchase from dealerships. For more information regarding the FTC’s enforcement actions, see Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

Electronic Signatures in Global and National Commerce Act

The federal Electronic Signatures in Global and National Commerce Act, or ESIGN, and similar state laws, particularly the Uniform Electronic Transactions Act, or UETA, authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. ESIGN and UETA require businesses that want to use electronic records or signatures in consumer transactions to get affirmative consent from consumers to receive or sign electronically any documents otherwise required by law to be “in writing”. When a consumer registers on our platform, we obtain his or her consent to transact business electronically, receive electronic disclosures and maintain electronic records in compliance with ESIGN and UETA requirements, and we maintain electronic signatures and records in a manner intended to support enforceability of relevant consumer agreements and consents.

Federal Marketing Regulations

The Telephone Consumer Protection Act, or TCPA, and similar state laws, generally prohibits robocalls, including those calls made using an auto-dialer or prerecorded or artificial voice calls made to a wireless telephone without the prior express consent of the called party (or prior express written consent, if messages constitute telemarketing). In addition, the FTC Telemarketing Sales Rule implements the FTC’s Do-Not-Call Registry and imposes numerous other requirements and limitations in connection with telemarketing. Our policies address the requirements of TCPA as well as FTC Telemarketing Sales Rule and other laws limiting telephone outreach. Furthermore, Upstart does not engage in certain activities covered by TCPA.

The Federal Controlling the Assault of Non-Solicited Pornography and Marketing, or CAN-SPAM, Act makes it unlawful to send certain electronic mail messages that contain false or deceptive information and provide other protections for email users. CAN-SPAM also requires the need to provide a functioning mechanism that allows the recipient to opt-out of receiving future commercial e-mail messages from the sender of such messages. Our email communications with all consumers are formulated to comply with the CAN-SPAM Act.

Servicemembers Civil Relief Act

Under the Servicemembers Civil Relief Act, or SCRA, and similar state laws, there are limits on interest rates chargeable to military personnel and civil judicial proceedings against them, and there are limitations on our ability to collect on a loan to servicemembers on active duty originated prior to the servicemember entering active duty status and, in certain cases, for a period of time thereafter. The ability to repossess a vehicle is also limited under the SCRA. The SCRA allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties. The SCRA requires us to adjust the interest rate of borrowers who qualify for and request relief. If a borrower with an outstanding loan qualifies for SCRA protection the interest rate on their loan (including certain fees) will be reduced to 6% for the duration of the borrower’s active duty. During this period, any interest holder in the loan will not receive the difference between 6% and the loan’s original interest rate. As part of the services we provide, we require the borrower to send us a written request and a copy of the borrower’s mobilization orders to obtain an interest rate reduction on a loan due to military service. Other protections offered to servicemembers under the SCRA, including protections related to the collection of loans, do not require the servicemember to take any particular action, such as submitting military orders, to claim benefits.

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

Bank Secrecy Act, USA PATRIOT Act, and U.S. Sanctions Laws

Under the Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, or USA PATRIOT ACT, and certain U.S. sanctions laws, our lending partners are required to maintain anti-money laundering, customer due diligence and record-keeping policies and procedures, which we perform on behalf of our lending partners, and to avoid doing business with certain sanctioned persons or entities or certain types of sanctioned activity in certain countries. We have implemented an BSA/AML program, or AML program, designed to prevent our platform from being used to facilitate money laundering, terrorist financing, and other illicit activity. Our AML program is designed to prevent our platform from being used to facilitate business in countries, or with persons or entities, included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and equivalent foreign authorities. Our AML compliance program includes policies, procedures, reporting protocols, and internal controls, including the designation of an AML compliance officer, and is designed to address these legal and regulatory requirements and to assist in managing risk associated with money laundering and terrorist financing. With respect to new borrowers, we apply the customer identification and verification program rules and screen names against the list of specially designated nationals maintained by the U.S. Department of the Treasury and the Office of Foreign Assets Control, or OFAC, pursuant to the USA PATRIOT Act amendments to the Bank Secrecy Act and its implementing regulation.

Bankruptcy Code

Under the Bankruptcy Code, a lender is prohibited by the automatic stay, reorganization plan and discharge provisions, among others, in seeking enforcement of debts against parties who have filed for bankruptcy protection. The lender’s rights to repossess a vehicle subject to a loan in bankruptcy are also restricted. Our policies are designed to support compliance with the Bankruptcy Code as we service and collect both secured and unsecured loans.

Real Estate Settlement Procedures Act

The Real Estate Settlement Procedures Act, or RESPA, requires lenders and servicers of home loans to provide borrowers with pertinent and timely disclosures regarding the nature and costs of the real estate settlement process. RESPA also prohibits specific practices, such as kickbacks, and places limitations upon the use of escrow accounts. It also requires disclosures for mortgage escrow accounts at closing and annually thereafter, itemizing the charges to be paid by the borrower and what is paid out of the account by the servicer. Prior to referring a consumer to an affiliate, RESPA requires the person making each referral to provide each person to whom business is referred an Affiliated Business Arrangement Disclosure Statement. Our policies are designed to support compliance with RESPA.

State Lending Regulations

State Usury Limitations

With respect to lending partners that are subject to Section 521 of the Depository Institution Deregulation and Monetary Control Act of 1980, or DIDMCA, (for FDIC-insured, state banks originating loans on our platform, which represent the vast majority of loans originated) or Section 85 of the National Bank Act, or NBA, (for national banks originating loans on our platform), federal case law interpreting such provisions (including interpretations of the NBA under Tiffany v. National Bank of Missouri and Marquette National Bank of Minneapolis v. First Omaha Service Corporation), and relevant regulatory guidance (including FDIC advisory opinion 92-47) permit certain depository institutions to “export” requirements regarding interest rates and certain fees considered to be “interest” under federal law from the state or U.S. territory where the bank is located for all loans originated from such state, regardless of the usury limitations imposed by the state law of the borrower’s residence or other states with which the loan may have a geographic nexus, unless the state has chosen to opt out of the exportation regime. There are comparable permissions for federally chartered credit unions under the Federal Credit Union Act. See Item 1A “Risk Factors” of this Annual Report on Form 10-K for more information about the risk if any loans were deemed subject to any state’s usury limits.

There have also been recent judicial decisions and enacted legislation that could affect the collectability of loans sold by our lending partners after origination and the exposure of loan purchasers to potential fines or other penalties for usury violations. See Item 1A. “Risk Factors” of this Annual Report on Form 10-K for more information about recent case law developments.

With respect to our HELOC product, we are a non-bank financial institution that is subject to and complies with state-specific interest rate restrictions.

State Disclosure and Lending Practice Requirements

The loans originated on our platform by our lending partners may be subject to state laws and regulations that impose requirements related to loan disclosures and terms, credit discrimination, credit reporting, debt collection, and unfair or deceptive business practices. The retail installment contracts we purchase are subject to state laws and regulations that impose requirements on contract disclosures and terms, credit discrimination, credit reporting, debt collection and repossession, and unfair or deceptive business practices. Our ongoing compliance program seeks to comply with these requirements.

State Licensing/Registration

We hold licenses, registrations, and similar filings so that we can conduct business, including providing referral services and origination assistance to lenders on our platform and servicing and collecting loans, and purchasing retail installment contracts, in all states and the District of Columbia where our activities require such licensure, registration or filing. We also hold licenses and registrations required by state laws or regulations to originate HELOCs in those states. With respect to our securitization trusts, we have a national bank that serves as our owner trustee and is itself exempt from licensure. Although we are not aware of a state taking the position that the trust itself needs licensure, it is possible that a state or states could take such position in the future. Licenses granted by the regulatory agencies in various states are subject to periodic renewal and may be revoked or suspended for failure to comply with applicable state and federal laws and regulations. In addition, as the product offerings of Upstart or our lending partners change, as states enact new licensing requirements or amend existing licensing laws or regulations, or as states regulators or courts adjust their interpretations of licensing statutes and regulations, we may be required to obtain additional licenses. To that end, we have a small number of applications submitted and pending to obtain additional licenses, particularly with respect to obtaining additional authorization to engage in home lending and the purchase of retail installment contracts. We are also typically required to complete an annual report (or its equivalent) to each state’s regulator. The statutes also typically subject us to the supervisory and examination authority of state regulators.

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

Compliance

We review our policies and procedures to ensure compliance with laws and regulations applicable to us and our lending partners. We have built our systems and processes with controls in place in order to permit our policies and procedures to be followed on a consistent basis. For example, to ensure proper controls are in place to maintain compliance with the consumer protection related laws and regulations, we have developed a compliance management system consistent with the regulatory expectations published by governmental agencies. While no compliance program can assure that there will not be violations, or alleged violations, of applicable laws, we believe that our compliance management system is reasonably designed and managed to minimize compliance-related risks.

Intellectual Property

We protect our intellectual property through a combination of patents, trademarks, domain names, copyrights and trade secrets, as well as through contractual provisions, our information security infrastructure and restrictions on access to or use of our proprietary technology. As of December 31, 2023, we had two patents issued and three patent applications in the United States related to our proprietary risk model and data engineering. We may file additional patent applications or pursue additional patent protection in the future to the extent we believe it will be beneficial.

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

For additional information about our intellectual property and associated risks, see Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Culture and Workforce

We have built a very special company culture at Upstart. Building the best place for top talent to do great work has been a priority for us from day one. It is not an accident that we have received best place to work awards in both our San Mateo and Columbus locations. In spite of the macro-economic challenges we encountered in 2023 - our employee engagement and retention of our top talent are both strong.
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

Culture

The Upstart culture is central to our talent advantage and we have carefully and thoughtfully built it as we have grown. Equity and inclusion underpin everything we do in the people programs we build. From our compensation practices to how we think about talent management and team development to the perks and benefits we invest in, we take a diversity, equity, and inclusion lens to each decision we make and every strategy we build.

Upstart employees are also passionate about building an environment that works for all. Over the last three years, we have invested heavily in growing our employee resource groups, and currently have nine employee led organizations designed to support employees in communities that matter to them. This includes our African American Employee Network, Catalyst (for our LGBTQ2IA+ community), Unidos, APU (for Asian American Upstarters), and most recently, a Veterans ERG, along with more than 20 clubs and special interest groups.
Digital First Approach

A few years ago, we shifted our talent location strategy to one that focused on “digital” work first. Employees in eligible roles (which comprise the majority of our full-time roles) can work from anywhere in the United States, including in one of our three offices in Austin, Texas; Columbus, Ohio; or San Mateo, California. However, to ensure we continue to build relationships and capture the magic of those innovative, in-person “aha” moments, we also provide travel and onsite budgets to ensure teams can come together regularly. We believe the benefits of in-office work can be captured in just a few well-considered days together, so this flexible approach provides Upstart the best of all worlds: in-person collaboration and team building as well as access to diverse talent all over the country.

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

As of December 31, 2023, we had 1,388 full-time employees. We also engage temporary employees, contractors and consultants as needed to support our operations. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Information

Upstart Network, Inc. was incorporated in Delaware in 2012. Pursuant to a restructuring, Upstart Holdings, Inc. was incorporated in December 2013 and became the holding company of Upstart Network, Inc. Our principal executive offices are located at 2950 S. Delaware Street, Suite 410, San Mateo, California 94403, and our telephone number is (833) 212-2461. Our website address is www.upstart.com. The content of our websites and information that can be accessed through our websites is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
•If we are unable to maintain diverse and resilient loan funding to our marketplace from institutional investors, our growth prospects, business, financial condition and results of operations could be adversely affected.
•If we are unable to continue to improve our AI models or if our AI models contain errors or are otherwise ineffective, our growth prospects, business, financial condition and results of operations would be adversely affected.
•If our AI models do not accurately reflect the impact of economic conditions on borrowers’ credit risk in a timely manner, the performance of Upstart-powered loans may be worse than anticipated and our AI models may be perceived as ineffective.
•If our existing lending partners cease or limit their participation in our marketplace or if we are unable to attract new lending partners to our marketplace, our business, financial condition and results of operations will be adversely affected.
•We have a relatively limited operating history, which may result in increased risks, uncertainties, expenses and difficulties, and makes it difficult to evaluate our future prospects.
•If we are unable to manage the risks associated with the Upstart Macro Index (UMI), which is at an early research and development stage with an unproven track record, our credibility, reputation, business, financial condition and results of operations could be adversely affected.
•We have incurred net losses, and we may not be able to achieve profitability in the future.
•If we are unable to manage risks associated with the loans on our balance sheet, our business, financial condition and results of operations may be adversely affected.
•Our revenue growth rate and financial performance in the past may not be indicative of future performance.
•Our quarterly results are likely to fluctuate and as a result may adversely affect the trading price of our common stock.
•Our loan funding arrangements with institutional investors, securitizations and warehouse credit facilities expose us to certain risks, and if we fail to successfully manage such risks, it may result in the reduced supply of loan funding capital or require us to seek more costly or less efficient financing for our marketplace.
•Our top three lending partners account for a significant portion of loan originations on our marketplace and our revenue.

•Our reputation and brand are important to our success, and if we are unable to continue developing our reputation and brand, our ability to retain existing and attract new lending partners, our ability to attract borrowers to our marketplace, our ability to maintain diverse and resilient loan funding and our ability to maintain and improve our relationship with regulators of our industry could be adversely affected.
•Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations.
•If we are unable to manage the risks related to our loan servicing and collections obligations, our business, financial condition and results of operations could be adversely affected.
•Substantially all of our revenue is derived from a single loan product, and we are thus particularly susceptible to fluctuations in the unsecured personal loan market. We also do not currently offer a broad suite of products that lending partners or institutional investors may find desirable.
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
•We rely on strategic relationships with loan aggregators to attract applicants to our marketplace, and if we cannot maintain effective relationships with loan aggregators or successfully replace their services, or if loan aggregators begin offering competing products, our business could be adversely affected.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY
Our business has been and will continue to be adversely affected by economic conditions and other factors that we cannot control.

Uncertainty, volatility and negative trends in general economic conditions historically have created a difficult operating environment for our industry. Many factors, including factors that are beyond our control, have impacted and will continue to impact our business, financial condition and results of operations by affecting the supply of capital to our marketplace from our lending partners and institutional investors, the demand by borrowers of Upstart-powered loans, and borrowers’ ability and willingness to repay their loans. These factors include, but are not limited to, interest rates, inflation, fiscal and monetary policies, unemployment levels, personal savings rates, disruptions in the banking sector, lower consumer confidence, reduced consumer discretionary spending, conditions in the housing market, immigration policies, gas prices, energy costs, government shutdowns, trade wars and delays in tax refunds, as well as events such as natural disasters, acts of war, geopolitical conflicts, terrorism, catastrophes and pandemics. If any of these factors negatively affect borrowers, lending partners or institutional investors, or if we are unable to mitigate the risks associated with them, our business, financial condition and results of operations could be adversely affected.

In recent years, the United States has experienced historically high levels of inflation. In response, the government has implemented policy interventions, and the U.S. Federal Reserve has raised, and may continue to raise, interest rates. While the goal is to curb inflation, these interventions may have broad macroeconomic implications and may contribute to an economic downturn, higher unemployment rates or disrupt the banking sector.

The current macroeconomic environment and resulting uncertainty and volatility have had, and could continue to have, several effects on our business and results of operations, including, among other things:

•a decrease in loan origination volume;
•a reduction in loan funding from lending partners and institutional investors;
•a reduction in liquidity in the capital markets;

•lower approvability of, and acceptance of loan offers by, applicants;
•increased utilization of our balance sheet to fund Upstart-powered loans;
•delays in the adoption of our AI lending marketplace by new lending partners;
•increased delinquencies and default rates for Upstart-powered loans; and
•reductions in workforce.
The current macroeconomic environment has had, and may continue to have, a material adverse effect on our business by affecting the supply of capital to our marketplace from institutional investors and lending partners. For more information, see the risk factors titled “—If we are unable to maintain diverse and resilient loan funding to our marketplace from institutional investors, our growth prospects, business, financial condition and results of operations could be adversely affected” and “—If our existing lending partners cease or limit their participation in our marketplace or if we are unable to attract new lending partners to our marketplace, our business, financial condition and results of operations will be adversely affected”.

We offer consumer loans, such as personal and auto loans, on our marketplace, and many consumers that come to our marketplace have poor, limited or no credit history. Such consumers have historically been, and may in the future be, disproportionately affected by adverse macroeconomic conditions. Inflation, higher interest rates, availability of welfare programs, unemployment, bankruptcy, government interventions, such as stimulus measures, major medical expenses, divorce or death may affect borrowers’ ability or willingness to borrow or make payments on loans. The recent macroeconomic trends have negatively impacted borrowers’ ability and willingness to borrow and make repayments. Such trends also have led to higher costs of borrowing on loans offered on our marketplace. While the costs of borrowing and risks associated with consumer lending have increased, the maximum annual percentage rate of Upstart-powered loans has been set and always has been less than 35.99% due to regulatory reasons. As a result, the pool of applicants that would qualify for a loan offer has become smaller, and fewer applicants have received or accepted loan offers than they have in the past. In a high interest rate environment, potential borrowers may also prefer to defer loans as they wait for interest rates to stabilize. These factors have and could continue to lower our loan origination volume.

During an economic down cycle, there is a greater risk that borrowers will not make payments on loans. Borrowers may not prioritize repayment of unsecured personal loans over loans that are secured by necessities, for example, mortgages or auto loans. Higher interest rates often lead to higher payment obligations, which may reduce the ability of borrowers to remain current on their obligations. These factors lead to increased delinquencies, defaults and bankruptcies declared by borrowers, resulting in more charge-offs and less recoveries, all of which have had, and could continue to have, a material adverse effect on the credit performance of loans facilitated on our marketplace and our business. For example, the vintages of core personal loans that originated in the first quarter of 2021 through the second quarter of 2023 are forecasted to underperform relative to the target returns set at the time of loan origination. When a borrower defaults on a loan, it increases our costs to service the loan. Because default rates have been higher than expected, it has negatively impacted, and may continue to negatively impact, demand by our lending partners to originate, and institutional investors to fund, loans facilitated through our marketplace. Any sustained decline in applicant approvability or acceptance of loan offers or loan origination volume, or any increase in delinquencies or defaults by borrowers beyond our expectation, would harm our business, financial condition and results of operations.

If we are unable to maintain diverse and resilient loan funding to our marketplace from institutional investors, our growth prospects, business, financial condition and results of operations could be adversely affected.

Our business depends on sourcing and maintaining diverse and resilient loan funding from institutional investors to our marketplace. The institutional investors provide loan funding to our marketplace by purchasing whole loans, pass-through certificates and asset-backed securities. As of December 31, 2023, out of the total principal of loan originations facilitated on our marketplace in 2023, 48% were purchased by institutional investors. The availability and capacity of loan funding from institutional investors depend on many factors that are outside of our control, such as economic and market conditions, interest rates, liquidity in the capital markets and regulatory reforms. We cannot be sure that the existing funding sources will continue to be available, or any new funding source will become available, on commercially reasonable terms or at all.

We have recently experienced reductions in capital to our marketplace due to the current macroeconomic environment, including rapidly rising interest rates, increased credit risk of consumers, recessionary concerns, and stress on banks’ balance sheets driven by bank failures in 2023. Our institutional investors have decreased their loan purchase volumes in light of the recent macroeconomic environment and have demanded a lower price and higher returns to cover the higher cost of funds and increased credit risks. A reduction in loan purchase volume and sale price has negatively impacted, and could continue to negatively impact, our revenue, operations and returns. Decreased funding from institutional investors, together with lower approvability of loan applicants, reduced loan origination volume on our marketplace, which has had and could continue to have a negative impact on our revenue. Any sustained decline in investor demand for Upstart-powered loans or securities secured by such loans, or any increase in delinquencies, defaults or losses beyond our expectation due to adverse economic conditions, may also reduce the price we receive on future loan sales.

In response to funding constraints, we have utilized, and expect to continue to utilize, our balance sheet to support funding of loans that would otherwise be sold to institutional investors. The use of our balance sheet to support loan funding diverts capital resources, increases our exposure to the changes in the fair value of such loans and has resulted in and could result in losses when such loans held on our balance sheet default or we sell them at a loss. Furthermore, we have sought, and continue to seek, committed capital arrangements with institutional investors. These arrangements may include terms that provide downside risk protection, subject to certain limits and conditions. In particular, we have agreed to compensate, subject to a limit, the committed capital investors if credit performance on the loans sold to them deviates from expectations. As of December 31, 2023, our capital at risk, which represents the maximum exposure to losses, under these arrangements was $98.5 million. Risk sharing arrangements have negatively impacted our financial results through unfavorable fair value adjustments and may continue to do so in the future. We may also experience declines in revenue and loan volume if the existing committed capital investors do not provide funding on the agreed upon terms or we fail to secure additional committed capital arrangements in the future on commercially reasonable terms or at all. Moreover, despite our efforts, we may continue to experience funding constraints and cannot be certain if any measures we have taken, such as committed capital arrangements, or will take to address or mitigate the effects of funding constraints, will be sufficient or successful. In the event of continued funding constraints, we may not be able to maintain our current loan origination volume without incurring substantially higher funding costs, agreeing to terms that are not favorable to us or further relying on our balance sheet to support funding, each of which could adversely affect our business, financial condition and results of operations.

Due to the adverse economic conditions and bank failures in 2023, the securitization markets in general have been constrained. We have experienced less demand for our asset-backed securities secured by Upstart-powered loans. Events of default or breaches of financial, performance or other covenants, or worse than expected performance of certain pools of loans underpinning our asset-backed securitizations, debt facilities or other structured and unstructured transactions, have limited in the past and could limit our access to funding from institutional investors. For example, the loans originated in 2021 through mid-2022 that were included in our asset-backed securitizations have underperformed relative to their expected target returns at the time of origination, resulting in negative rating agency actions in several of our asset-based securitizations. We cannot be certain if and when investor demand for securitizations will recover. Moreover, the funding arrangements that we have recently entered into during a high interest rate environment, such as the committed capital arrangements, may become more costly if interest rates fall and the terms of such arrangements remain through a full economic cycle.

If we are unable to continue to improve our AI models or if our AI models contain errors or are otherwise ineffective, our growth prospects, business, financial condition and results of operations would be adversely affected.

Our ability to attract potential borrowers, and thus increase loan originations on our marketplace, depends in large part on our ability to effectively evaluate the creditworthiness of borrowers and likelihood of default and, based on that evaluation, offer competitively priced loans. Our overall operating efficiency and margins further depend in part on our ability to maintain a high degree of automation in our loan application process and achieve incremental improvements in the degree of automation. If our AI models fail to adequately predict the creditworthiness of borrowers and the likelihood of default due to the design of our models or programming or any other errors or inaccuracies, and our AI models do not detect or account for such errors or inaccuracies, or any of the other components of our credit decision process fails, we may experience higher than forecasted losses on loans. Any of the foregoing could result in sub-optimally priced loans or incorrect approvals or denials of loans, any of which may lead to lower demand by borrowers and reduce loan originations. Moreover, in addition to reduced borrower demand, higher than expected losses on Upstart-powered loans could further harm our ability to attract capital to our marketplace. Our lending partners and institutional investors may decide to limit their funding or reduce the number of loans or types of loans they fund if they experience higher than expected losses on their cost of funds due to underperformance of the loans. It may also hinder our ability to increase the size of, or enter into new, debt facilities or other financing arrangements.

Our AI models also target and optimize other aspects of the lending process, such as borrower acquisition, fraud detection, default timing, loan stacking and prepayment timing. Our continued improvements to such models have allowed us to facilitate loans inexpensively and virtually instantly, with a high degree of consumer satisfaction while maintaining loan performance. However, such applications of our AI models may prove to be less predictive than we expect, or than they have been in the past, for a variety of reasons, including inaccurate assumptions or other errors made in constructing such models, incorrect interpretations of the results of such models and failure to update model assumptions and parameters in a timely manner. Additionally, such models may not be able to effectively account for matters that are inherently difficult to predict and beyond our control, such as macroeconomic conditions, credit market volatility and interest rate fluctuations, which often involve complex interactions between a number of dependent and independent variables and factors. Material errors or inaccuracies in such AI models could lead us to make inaccurate or sub-optimal operational or strategic decisions, which could adversely affect our business, financial condition and results of operations.

Continuing to improve the accuracy of our AI models is central to our business strategy. However, such improvements could negatively impact transaction volume, such as by lowering approval or conversion rates. For example, in the third quarter of 2021, we made changes to our AI models in response to an increase in fraudulent activity on our platform. These changes, while effective at preventing fraudulent loans from being transacted, have resulted in a decrease in our Conversion Rate. While we believe that continuing to improve the accuracy of our AI models is key to our long-term success, those improvements have led us in the past and could, from time to time, lead us in the future to reevaluate our credit decisioning process, including the risks associated with certain borrowers. This has resulted, and could in the future result, in lower approval rates or higher interest rates for any borrowers identified as a higher risk, either of which could negatively impact our growth and results of operations in the short term.

If our AI models do not accurately reflect the impact of economic conditions on borrowers’ credit risk in a timely manner, the performance of Upstart-powered loans may be worse than anticipated and our AI models may be perceived as ineffective.

The performance of loans facilitated through our marketplace is significantly dependent on the effectiveness of our proprietary AI models used to evaluate a borrower’s credit profile and likelihood of default. Our AI models have not been extensively tested during economic downturn or recession. Even if credit decisions take into account macroeconomic conditions, there is no assurance that our AI models can accurately predict loan performance during periods of adverse economic conditions or quickly respond to changing economic conditions. If our AI models are unable to accurately reflect the credit risk of loans under such economic conditions, we, our lending partners and our institutional investors would experience greater than expected losses on such loans, which would harm our reputation and erode the trust we have built with our lending partners and institutional investors. We have experienced and may continue to experience high delinquency rates and underperformance of loans originated using our AI models in recent periods. For example, the quarterly vintages of core personal loans that originated in the first quarter of 2021 through the second quarter of 2023 are forecasted to underperform relative to the target returns set at the time of loan origination. The fair value of the loans on our balance sheet has declined and may continue to decline. Our business, financial condition and results of operations can continue to be adversely affected if our AI models are not able to accurately and timely assess the impact of macroeconomic conditions on the performance and default rates of loans facilitated through our marketplace.

If our existing lending partners cease or limit their participation in our marketplace or if we are unable to attract new lending partners to our marketplace, our business, financial condition and results of operations will be adversely affected.

Our success depends in significant part on the participation of our lending partners in our marketplace. In the year ended December 31, 2023, 86% of our total revenue was generated from platform, referral and servicing fees that we receive from our lending partners. Our lending partners also provide loan funding to our marketplace by retaining a significant portion of the loans facilitated through our marketplace. As of December 31, 2023, out of the total principal of loan originations facilitated on our marketplace in 2023, 32% were retained by our lending partners. If we are unable to keep existing lending partners or attract new lending partners to our marketplace, or if we are unable to maintain or increase the portion of loans retained by the lending partners, our financial performance could suffer.

Our lending partners may suspend, limit or cease their participation in our marketplace for a number of reasons. Several of our lending partners have paused or reduced loan origination in order to limit their exposure to consumer loans in the current macroeconomic environment. In connection with disruptions in the banking sector, lending partners are managing their balance sheets conservatively and are focused on liquidity, all of which have limited, and may continue to limit, our ability to attract new lending partners and maintain or increase loan originations on our marketplace. If our lending partners continue to suspend, limit or cease their operations or terminate their relationships with us, the number of loans facilitated through our marketplace will decrease and our revenue will be adversely affected. Moreover, new lending partners may find our sales and onboarding process to be long and unpredictable. If we are unable to timely onboard our lending partners, or if our lending partners are not willing to work with us to complete an onboarding process, our results of operations could be adversely affected.

We enter into a separate agreement with each of our lending partners. Our agreements with our lending partners are nonexclusive and may contain minimum fee amounts. Our lending partners could decide to stop working with us, ask to modify their agreement terms in a cost prohibitive manner when their agreement is up for renewal or enter into exclusive or more favorable relationships with our competitors. In addition, their regulators may require that they terminate or otherwise limit their business with us, or impose regulatory pressure limiting their ability to do business with us. See the risk factors titled “—Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations” and “—The CFPB has sometimes taken expansive views of its authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other agency could impact our business” for more information. Moreover, we could in the future have disagreements or disputes with any of our lending partners, which could negatively impact or threaten our relationship with them. In our agreements with lending partners, we make certain representations and warranties and covenants concerning our compliance with specific policies of a lending partner, certain procedures and guidelines related to laws and regulations applicable to our lending partners, as well as the services to be provided by us. If those representations and warranties were not accurate when made or if we fail to perform a covenant, we may be liable for any resulting damages, including potentially any losses associated with impacted loans, and our reputation and ability to continue to attract new lending partners would be adversely affected. Additionally, our lending partners may engage in mergers, acquisitions or consolidations with each other, our competitors or with third parties, any of which could be disruptive to our existing and prospective relationships with our lending partners. If we fail to maintain or grow the number of lending partners, our business, financial condition and results of operation could be adversely affected.
We have a relatively limited operating history, which may result in increased risks, uncertainties, expenses and difficulties, and makes it difficult to evaluate our future prospects.

We were founded in 2012 and have been a publicly traded company for a limited number of years. Our limited operating history may make it difficult to make accurate predictions about our future performance. Assessing our business and future prospects may also be difficult because of the risks and difficulties we face. These risks and difficulties include our ability to:

•successfully mitigate any adverse effects of economic conditions such as high interest rates, inflation, unemployment levels, personal savings rates and other macroeconomic factors on our business;
•improve the effectiveness and predictiveness of our AI models, including successfully adjusting our proprietary AI models, products and services in a timely manner in response to changing macroeconomic conditions and fluctuations in the credit market;
•maintain and increase the volume of loans facilitated through our AI lending marketplace;
•successfully maintain diverse and resilient loan funding to our marketplace from institutional investors;
•attract new lending partners to our marketplace and maintain existing lending partnerships;
•successfully meet our borrower demand with competitive products and terms;
•offer competitive interest rates to borrowers on our marketplace, while enabling our lending partners and institutional investors to achieve an adequate return over their cost of funds;
•successfully build our brand and protect our reputation from negative publicity;
•increase the effectiveness of our marketing strategies;
•continue to expand the number of potential borrowers;
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

UMI is our effort to quantify the level of macroeconomic risks in terms of the losses or defaults within Upstart-powered loan portfolios. UMI is at an early stage of its development and does not have a long history or track record. Since it is a relatively new initiative, UMI remains unproven and, therefore, may not perform as expected. We intend to continue our research and development efforts to improve UMI. In light of such efforts, we have revised our previously published UMI values, including to remove seasonal patterns, and may further change or revise the current or past UMI values in the future. Any significant changes or revisions could harm our reputation and credibility with our lending partners and institutional investors, which in turn could adversely affect our business, financial condition and results of operations.

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

UMI is based on our analysis of the losses within Upstart-powered loan portfolios and is specific to our borrower base. UMI is not intended to measure the macroeconomic risks in terms of losses of loan portfolios or assets that are not Upstart-powered loans, including loans held by other segments of the U.S. population. It is not designed to measure the current state of the overall economy or to measure or predict future macroeconomic conditions, trends or risks. It is also not designed to measure or predict Upstart’s future loan performance, results of operations or stock price. Investors, lending partners and analysts may improperly use or rely on UMI for these or other unintended purposes, or otherwise misunderstand or misinterpret UMI. If UMI is misunderstood or misinterpreted in these ways, it could harm our reputation and credibility with our lending partners and institutional investors and impair our ability to retain and attract them to our lending marketplace. This could further reduce the number or types of loan products that our lending partners and institutional investors are willing to fund. Any failure to manage the foregoing risks could adversely affect our ability to maintain diverse and resilient loan funding to our marketplace, which in turn would negatively impact our business, financial condition and results of operations.

We have incurred net losses, and we may not be able to achieve profitability in the future.

For the year ended December 31, 2023, we incurred a net loss of $240.1 million. We have expended, and intend to continue to expend, significant funds to develop and improve our proprietary AI models, attract additional borrowers to our marketplace, enhance the features and overall user experience on our platform, expand loan product offerings and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We have incurred, and expect to incur in the future, significant losses for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses would prevent us from being profitable. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

If we are unable to manage risks associated with the loans on our balance sheet, our business, financial condition and results of operations may be adversely affected.

We have held more Upstart-powered loans on our balance sheet in recent years and may continue to do so in the future. We have used, and may continue to use, our balance sheet to support our research and development activities for new loan products and borrower segments. In addition to research and development activities, we have used and may continue to use our balance sheet to purchase loans from lending partners to address fluctuations in supply and demand in our marketplace and periodically sell these loans to institutional investors prior to their maturity. As of December 31, 2023, out of the total principal of loan originations facilitated on our marketplace in 2023, 16% were held on our balance sheet, excluding loans held in consolidated securitization. As of December 31, 2023, we held $977.3 million of loans on our balance sheet, excluding loans held in consolidated securitization. We hold loans on our balance sheet at fair value and estimate fair value using a discounted cash flow methodology. An increase in the market interest rates reduces the fair value of loans held on our balance sheet by increasing the discount rate used to determine fair value under the discounted cash flow methodology. Currently, we are in a high interest rate environment. The high interest rates have negatively affected the fair value of loans held on our balance sheet and may continue to do so in the future. In addition, for these loans and any future loans to be held on our balance sheet, we bear the credit risk in the event of borrower default. Our exposure to rising borrower default rates and their volatility has increased, and may continue to increase, as we hold more Upstart-powered loans on our balance sheet. The R&D loans make up a substantial portion of the loans held on our balance sheet and are generally more risky and more likely to default than the core personal loans. Recently, the default rates and charge-offs for these loans have been higher than expected for certain loan categories, and consequently, we had to make unfavorable fair value adjustments to the loans on our balance sheet. These unfavorable fair value adjustments have negatively impacted our revenue, and if we continue to experience higher than expected default rates or the loans otherwise fail to perform as expected, we would need to make additional unfavorable fair value adjustments in the future, which would negatively impact our revenue. It is also possible that we may recognize a loss if we sell the loans held on our balance sheet, such as the R&D loans, at an unfavorable price. From a liquidity perspective, the growing amount of loans on our balance sheet increases our liquidity risk. We cannot be certain whether we will be able to sell these loans, or any future loans to be put on our balance sheet, on commercially reasonable terms or at all. If we are unable to do so, it is possible that our ability to meet our operational needs and obligations may be disrupted. Moreover, the use of our balance sheet diverts financial resources from other uses, such as improving our products and services, which could have an adverse effect on our results of operations.

Our revenue growth rate and financial performance in the past may not be indicative of future performance.

We grew rapidly in the past, and our historical revenue growth rate and financial performance may not be indicative of our future performance. Our revenue for any previous quarterly or annual periods should not be relied upon as any indication of our revenue or revenue growth in future. In fact, our revenue declined during the year ended December 31, 2023. Our revenue may continue to decline in the future for a number of reasons, which may include: adverse macroeconomic conditions, changing interest rates, slowing demand for or reduced funding through our lending marketplace, sales of loans held on our balance sheet at a loss, increasing competition, credit market volatility, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities.

We believe our growth was driven in large part by our AI models and our continued improvements to our AI models. Future incremental improvements to our AI models may not lead to the same level of growth as they did in the past. In addition, we believe our past growth was driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. We expect the Percentage of Loans Fully Automated to level off and remain relatively stable in the long term. However, the expansion of our loan offerings beyond unsecured personal loans, such as auto loans and home equity lines of credit, may cause fluctuations of such percentage from period to period depending on the loan offering mix. As a result of these factors, our revenue may further decline, and our financial performance may continue to be adversely affected.

Our quarterly results are likely to fluctuate and as a result may adversely affect the trading price of our common stock.

Our quarterly results of operations, including our revenue, net income (loss) and other key metrics, are likely to vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results for any one quarter are not necessarily an accurate indication of future performance. Our quarterly financial results may fluctuate due to a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly financial results include but are not limited to:

•general economic conditions, including economic slowdowns, recessions, interest rate changes, inflation, tightening of credit markets and disruptions in the banking sector;
•our cost of borrowing money and access to loan funding sources;
•our ability to improve the effectiveness and predictiveness of our AI models, including improvements that negatively impact transaction volume, such as lower approval rates;
•our ability to attract new lending partners and institutional investors to our marketplace;
•our ability to maintain relationships with existing lending partners and institutional investors;
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
•the amount and timing of operating expenses related to maintaining and expanding our business, operations and infrastructure, including acquiring new and maintaining existing lending partners and institutional investors and attracting borrowers to our marketplace;
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

Our loan funding arrangements with institutional investors, securitizations and warehouse credit facilities expose us to certain risks, and if we fail to successfully manage such risks, it may result in the reduced supply of loan funding capital or require us to seek more costly or less efficient financing for our marketplace.

We have facilitated securitizations, and may in the future facilitate additional securitizations, of Upstart-powered loans to allow our institutional investors, certain lending partners and/or ourselves to liquidate or finance such loans through the asset-backed securities markets or through other capital markets products. In asset-backed securities transactions, we sell and convey pools of loans to a special purpose entity, or SPE. We likewise fund certain loans on our balance sheet by selling loans to warehouse trust SPEs and drawing on the associated warehouse credit facilities. Each securitization SPE issues notes and/or certificates pursuant to the terms of indentures and trust agreements, or in the case of the warehouse credit facilities, the warehouse trust SPE borrows money from banks pursuant to credit and security agreements. The securities issued by the SPEs in asset-backed securitization transactions and the lines of credit borrowed by the warehouse SPEs are each secured by the pool of loans owned by the applicable SPE. We, our institutional investors who have purchased whole loans or pass-through certificates, and/or our lending partners contribute loans to the SPE and in exchange, receive cash and/or securities representing debt and/or equity interests in such SPE.

When we are the sole sponsor of securitizations, we are required under Regulation RR to retain at least five percent of the credit risk in such transactions for a specific period of time, depending on the type of asset that is securitized. We have in the past and may choose to retain additional securities, such as notes or certificates, issued in asset-backed securitization transactions we sponsor or facilitate. The certificates represent residual equity interests in the SPEs and are subordinated to the notes and thus are exposed to greater credit risk. In 2023, we acted as a sole retaining sponsor to asset-backed securitizations and, in one instance, retained not only the securities required for risk retention purposes under Regulation RR, but also additional residual equity interests, exposing us to greater credit risk. The securities we retain may lose value, including becoming worthless. In the future, we may retain securities issued as part of our securitizations beyond risk retention requirements again. In addition, other matters, such as capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities or increasing competition from other issuers of asset-backed securities, could negatively impact our business by decreasing institutional investor demand for securities issued through our securitization transactions. In addition, compliance with certain regulatory requirements, including the Dodd-Frank Act, the Investment Company Act and the so-called “Volcker Rule,” may affect the type of securitizations that we are able to complete.

If it is not possible or economical for us to securitize loans in the future, we may need to seek alternative financing to provide loan funding to our marketplace and to meet our existing debt obligations. Such funding may not be available on commercially reasonable terms, or at all. If the cost of such loan funding mechanisms were to be higher than that of our securitizations it would negatively impact our results of operations. If we are unable to access such financing, our ability to originate loans and our results of operations, financial condition and liquidity may be materially adversely affected.

The servicing fees generated by our loan servicing activities for the loans sold to institutional investors and contributed to asset-based securitizations and pass-through certificate transactions also represent a material portion of our earnings. There is no assurance that our institutional investors will continue to purchase loans or securities (either through whole loan sales, asset-backed securities, pass-through certificate issuances or other direct or indirect purchase arrangements) or that they will continue to purchase loans in transactions that generate the same spreads and/or fees that we have historically obtained. During the year ended December 31, 2023, we sold loans that had been originated in an earlier, lower interest rate environment. We recognized losses on these sales which reduced our revenue. As we hold more loans on our balance sheet, our business, financial condition and results of operation could be adversely affected, including further reductions in revenue. Factors that may affect demand by institutional investors for Upstart-powered loans include:

•competition in the whole loan sales markets where we compete with loan originators who can sell either larger loan portfolios or loans that have characteristics, pricing and terms that may be perceived to be more desirable to certain institutional investors than those offered in Upstart-powered loans that comprise our whole loan sales;
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
•the actual or perceived credit performance of loan products offered on our marketplace;

•economic conditions such as high interest rates, inflation, economic volatility and other macroeconomic factors;
•risk appetite of our institutional investors;
•the loan grade and term mix of the portfolios of loans offered for sale;
•institutional investors’ sector and company investment diversification requirements and strategies;
•higher yielding investment opportunities at a risk profile deemed similar to our sold loan portfolios;
•borrower prepayment behavior within the underlying pools;
•regulatory or investment practices related to maintaining net asset value, mark-to-market and similar metrics surrounding pools of purchased loans; and
•the ability of our institutional investors to access funding and liquidity channels, including warehouse financing and securitization markets, on terms they find acceptable to deliver an appropriate return net of funding costs, as well as general economic conditions and market trends, such as increasing interest rates, that affect the appetite for loan financing investments.

In connection with our committed capital arrangements, we have agreed to compensate, subject to a limit, the committed capital investors if credit performance on the loans sold to them deviates from expectations. As of December 31, 2023, our capital at risk, which represents the maximum exposure to losses, under these arrangements was $98.5 million. See “Note 5. Beneficial Interests” for more information. Risk sharing arrangements could negatively impact our financial results. We may also experience declines in revenue and loan volume if the existing committed capital investors do not provide funding on the agreed upon terms or we fail to secure additional committed capital arrangements on commercially reasonable terms, or at all.

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

Our top three lending partners account for a significant portion of loan originations on our marketplace and our revenue.

Our top three lending partners originate a significant portion of loans on our marketplace. In the year ended December 31, 2023, our top three lending partners collectively originated 80% of the Transaction Volume, Number of Loans and accounted for 63% of our total revenue. There are no minimum commitments to originate any loans under the agreements we have with our lending partners. If our top three lending partners were to suspend, limit or cease their operations or otherwise terminate their relationship with us, our business, financial condition and results of operations would be adversely affected. As of December 31, 2023, we had more than 100 lending partners participating on our marketplace, and we continue to expand our lending partnerships to new participants. If we are unable to continue to increase the participation by other lending partners on our marketplace, we will continue to be reliant on a small number of lending partners for a significant portion of loan originations and revenue, which could harm our business.

Our reputation and brand are important to our success, and if we are unable to continue developing our reputation and brand, our ability to retain existing and attract new lending partners, our ability to attract borrowers to our marketplace, our ability to maintain diverse and resilient loan funding and our ability to maintain and improve our relationship with regulators of our industry could be adversely affected.

We believe maintaining a strong brand and trustworthy reputation is critical to our success and our ability to attract borrowers to our marketplace, attract new lending partners, maintain diverse and resilient loan funding and sustain good relations with regulators. Factors that affect our brand and reputation include: perceptions of artificial intelligence, our industry and our company, including the quality and reliability of our AI lending marketplace; the accuracy of our AI models; characterizations of our company as a traditional lending company due to the amount of loans held on our balance sheet; perceptions regarding the application of artificial intelligence to consumer lending specifically and that algorithmic lending is inherently biased; the reputation of the vehicle dealerships with which we partner; loan funding to our marketplace; changes to the Upstart marketplace; our ability to effectively manage and resolve borrower complaints; collection practices; privacy and security practices; litigation, such as class action and shareholder derivative lawsuits described in “Legal” section under “Note 13. Commitments and Contingencies”; regulatory activity; and the overall user experience of our platform. Negative publicity or negative public perception of these factors, even if inaccurate, could adversely affect our brand and reputation.

For example, consumer advocacy groups, politicians and certain government and media reports have, in the past, advocated governmental action to prohibit or severely restrict consumer loan arrangements where banks contract with a third-party platform such as ours to provide origination assistance services to bank customers. These arrangements have sometimes been criticized as “renting-a-bank charter” or “rent-a-bank”. Such criticism has frequently been levied in the context of payday loan marketers, though other entities operating programs through which loans similar to Upstart-powered loans are originated have also faced criticism. The perceived improper use of a bank charter by these entities has been challenged by both governmental authorities and private litigants, in part because of the high rates and fees charged to consumers in certain payday and high-rate, small-dollar lending programs. Bank regulators have even required banks to exit third-party programs that the regulators determined involved unsafe and unsound practices. The payday loans that have been subject to more frequent criticism and challenge are fundamentally different from Upstart-powered loans in many ways, including that Upstart-powered loans typically have lower interest rates and longer terms, and Upstart-powered loans do not renew. In particular, interest rates of Upstart-powered loans have always been and are currently less than 36%, as compared to the triple-digit interest rates of many payday or small dollar loans that have been subject to such criticism. However, states that are addressing their rent-a-bank concerns through legislation may inadvertently capture Upstart’s AI marketplace, and if that were to happen, our lending partners may need to scale back lending on our marketplace to comply with state laws or terminate their participation in our marketplace, leading to a reduction in origination volume. It could also negatively impact demand for Upstart-powered loans, our ability to attract new lending partners, our ability to attract loan funding to our marketplace or reduce the number of potential borrowers to our marketplace. Any of the foregoing could adversely affect our results of operations and financial condition.

Any negative publicity or public perception of Upstart-powered loans or other similar consumer loans or the consumer lending service we provide may also result in us being subject to more restrictive laws and regulations and potential investigations and enforcement actions. For example, some unfair or deceptive practices by vehicle dealerships can be attributed to us as a purchaser of retail installment contracts under the FTC Holder Rule, which allows a vehicle purchaser to bring any claim against the dealership to the holder of a retail installment contract. In addition, regulators may decide they are no longer supportive of our AI lending marketplace if there is enough negative perception surrounding such practices. We may also become subject to lawsuits, including class action lawsuits, or other challenges such as government enforcement or arbitration, against our lending partners or us for loans originated by our lending partners on our marketplace, loans we service or have serviced, or retail installment contracts we have purchased. If there are changes in the laws or in the interpretation or enforcement of existing laws affecting consumer loans similar to those offered on our marketplace, or our marketing and servicing of such loans, or if we become subject to such lawsuits, our business, financial condition and results of operations would be adversely affected.

Artificial intelligence and related technologies are subject to public debate and heightened regulatory scrutiny. The Consumer Financial Protection Bureau (“CFPB”) recently indicated that artificial intelligence remains a regulatory hot topic for the agency including the use of complex credit scoring models as part of the loan underwriting process. The agency has taken several steps to increase regulatory scrutiny of financial technology companies that rely on artificial intelligence. In April 2023, the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the CFPB, and the Equal Employment Opportunity Commission (“EEOC”) released a joint statement on artificial intelligence demonstrating their interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations, and in October 2023, President Biden signed an Executive Order aimed at protecting consumers against harms caused by artificial intelligence. Any negative publicity or negative public perception of artificial intelligence could negatively impact demand for our AI lending marketplace, hinder our ability to attract new lending partners or slow the rate at which lending partners adopt our AI lending marketplace. From time to time, certain advocacy groups have made claims that unlawful or unethical discriminatory effects may result from the use of AI technology by various companies, including ours. Such claims, whether or not accurate, and whether or not concerning us or our AI lending marketplace, may harm our ability to attract prospective borrowers to our marketplace, retain existing and attract new lending partners and achieve regulatory acceptance of our business.

In 2020, we entered into an agreement with the NAACP Legal Defense Education Fund, the LDF, and the Student Borrower Protection Center, the SBPC, to participate in fair lending reviews of our AI underwriting models by an independent third-party firm, Relman Colfax LLC, or Relman. The fair lending testing was designed to determine if our AI underwriting models have caused or resulted in a disparate impact on any protected class, and if so, whether there are any alternative, less discriminatory practices without sacrificing the models’ predictiveness. Following a number of quantitative assessments, Relman has published three periodic reports and plans to publish a fourth and final report that summarizes the development during the monitorship as well as industry recommendations. While we have input on Relman’s reports and the agreement provides that Relman and the parties to the agreement will collaborate to reach agreement on any recommendations, we may disagree with Relman, the LDF or the SBPC regarding the contents of the reports or particular recommendations that were made, the manner in which they should be implemented, if at all, or whether they would maintain the predictiveness of our AI models or meet any other legitimate business needs of Upstart. If we do not implement Relman’s recommendations, the LDF and/or the SBPC could terminate the agreement with us. If Relman’s reports are viewed negatively for any reason, or Relman terminates its agreement with us and/or the agreement with the LDF and/or the SBPC is terminated for any reason, our brand and reputation and the overall market acceptance of, and trust in, our AI lending marketplace could suffer, and we could be subject to increased regulatory and litigation risk. In addition, the publication of information arising from our agreement with the LDF or the SBPC, including the reports published by Relman, could lead to additional regulatory scrutiny for our lending partners.

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

The legal and regulatory environment surrounding our AI lending marketplace is relatively new, susceptible to change and may require clarification or interpretive guidance with respect to existing laws and regulations. The body of laws and regulations applicable to our business are complex and subject to varying interpretations, in many cases due to the lack of specificity regarding the application of AI and related technologies to the already highly regulated consumer lending industry. As a result, the application of such laws and regulations in practice may change or develop over time as more products are offered on our marketplace, and through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.

New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and the emergence of AI and related technologies. Recent financial, political and other events, including disruptions in the banking sector, may increase the level of regulatory scrutiny on financial technology companies. As we expand our business into new markets, introduce new loan products and continue to improve and evolve our AI models, regulatory bodies or courts may claim that we are subject to additional requirements. Such regulatory bodies could reject our applications for licenses or deny renewals, delay or impede our ability to operate, charge us fees or levy fines or penalties, commence investigations or inquiries into our business practices, or otherwise disrupt our ability to operate our AI lending marketplace, any of which could adversely affect our business, financial condition and results of operations. For example, in April 2022, the CFPB announced that it intends to examine non-bank financial companies that pose risks to consumers, and in November 2022, the Treasury Department issued a report encouraging the CFPB to increase its supervisory activity with respect to larger non-bank lenders. In July 2023, the CFPB announced that the agency had already begun supervision of at least three non-bank fintech companies. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. Related to automotive lending, in January 2023, the CFPB and the New York Attorney General filed a complaint against an auto lender that criticized the profit-driven model in auto lending. The CFPB then entered into consent orders with several auto lenders as the year progressed, related to unfair or deceptive fees and servicing practices. With regulators actively scrutinizing the auto lending space, we may be subject to heightened scrutiny of the retail installment contracts we purchase and service. In addition, the Biden Administration recently announced a government-wide effort to eliminate “junk fees” which could subject our business practices to even further scrutiny. While what constitutes a “junk fee” remains undefined, the CFPB has called out certain ancillary products and pay-to-pay fees charged by debt collectors, and FTC issued a final rule on junk fees. These efforts signal that the “junk fee” initiative is likely to continue to broaden in scope. We may be subject to scrutiny should the “junk fee” initiative expand to include fees directly associated with consumer lending products.

Moreover, the CFPB has issued several interpretive statements and guidance documents that could impact our business practices including, but not limited to, a May 2022 statement on compliance obligations under the Equal Credit Opportunity Act (“ECOA”) for companies that rely on complex algorithms when making credit decisions and the fall 2023 statements on junk fees and, with the DOJ, on fair lending for non-citizens. The CFPB also issued an interpretive rule expanding states’ authority to enforce requirements of federal consumer financial laws, including the ECOA. State regulators have also increased the level of regulatory scrutiny on financial technology companies and the bank partnership model. For example, the State of Maryland initiated an enforcement action against a financial technology company and its bank partner for unlicensed lending within the state, and Colorado opted out of the federal law that allows out-of-state banks to export their rates to Colorado. Some states have codified in their laws a test to determine who is the true lender for certain loans. Moreover, the OCC has also indicated that it intends to use its supervisory authority to review bank third-party relationships with financial technology companies including a review of third-party business practices that could pose a risk of potential consumer harm that could impact the safety and soundness of the banks subject to agency supervision. Should the agency examine any of our lending partners, such examinations may involve a review of our business practices to determine whether they pose a risk to the safety and soundness of those lending partners.

While we have been proactively working with the federal government and regulatory bodies to ensure that our AI lending marketplace and other services are in compliance with applicable laws and regulations, we can provide no assurance that we will not be subject to any regulatory actions. For example, the CFPB issued Upstart the no-action letters, which provided that the CFPB would not take supervisory or enforcement action against Upstart for a violation of the ECOA. However, in June 2022, at our request, the no-action letter was terminated so that we can keep our models accurate and updated during a period of significant economic change. As a result, we can provide no assurance that the CFPB or any other federal or state regulator will not take supervisory or enforcement action against us in the future.

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

Our success depends in part on our loan servicing and collection efforts. In the year ended December 31, 2023, 28% of our revenue was generated from loan servicing fees. The vast majority of Upstart-powered loans are not secured by any collateral, guaranteed or insured by any third party or backed by any governmental authority. As a result, we are limited in our ability to collect on such loans on behalf of our lending partners and institutional investors if a borrower is unwilling or unable to repay them. Where the loan is secured by an automobile, we could still be limited in our ability to collect on the loan if we cannot secure the automobile. The ability to collect on the loans is largely dependent on the borrower’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including, but not limited to, unemployment, divorce, death, illness, bankruptcy or the economic or social factors beyond personal circumstances of a borrower. In addition, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. It is possible that a higher percentage of consumers will seek protection under bankruptcy or debtor relief laws as a result of the current inflationary environment, the possibility of a recession and market volatility. Federal, state, or other restrictions could impair our ability to collect amounts owed and due on the loans facilitated through our marketplace, reduce income received from the loans facilitated through our marketplace, or negatively affect our business, financial condition and results of operations.

We began conducting first-party collection activities for our lending partners in the fourth quarter of 2022 for loans facilitated through our marketplace. We have no prior experience conducting first-party or in-house collection activities, and we cannot be certain that we will be able to effectively manage risks associated with such activities. In addition to first-party collection activities, we partner with third-party collection agencies for loans we service. If such third-party collection agencies do not perform as expected under our agreements with them or if we or these collection agents act unprofessionally and otherwise harm the user experience for borrowers of Upstart-powered loans, our brand and reputation could be harmed and our ability to attract potential borrowers to our marketplace could be negatively impacted. For example, during periods of increased delinquencies caused by economic downturns or otherwise, it is important that we and the collection agents are proactive and consistent in contacting a borrower to bring a delinquent balance current and ultimately avoid the related loan becoming charged off. If we or the collection agents are unable to maintain a high quality of service, or fulfill the servicing obligations at all due to resource constraints, it could result in increased delinquencies and charge-offs on the loans, which could decrease fees payable to us, cause our lending partners to decrease the volume of Upstart-powered loans kept on their balance sheets, erode trust in our lending marketplace or increase the costs of loan funding for our marketplace. If we fail to successfully address any of the foregoing risks associated with our collection activities, our business, financial condition and results of operations could be adversely affected.

We are the loan servicer for most loans facilitated through our marketplace, including the loans that are sold as part of whole loan sales, contributed to asset-backed securitizations and pass-through certificate transactions, and pledged in connection with warehouse credit facilities. Loan servicing is a highly manual process and an intensely regulated activity. Errors in our servicing activities, including payment collection and charge-off processes, or failures to comply with our servicing obligations, have in the past and could in the future affect our internal and external reporting of the loans that we service, adversely affect our business and reputation and expose us to liability to borrowers, lending partners or institutional investors. In addition, we charge our loan holders a fixed percentage servicing fee based on the outstanding balance of loans serviced. If we fail to efficiently service or collect on such loans and the costs incurred exceed the servicing fee charged, our results of operations would be adversely affected. Moreover, the laws and regulations governing these activities are subject to change. If we are unable to comply with such laws and regulations, we could lose one or more of our licenses or authorizations, become subject to greater scrutiny by regulatory agencies or become subject to sanctions or litigation, which may have an adverse effect on our ability to perform our servicing obligations or make our marketplace available to borrowers in particular states. Any of the foregoing could adversely affect our business, financial condition and results of operations.

While auto loans issued through our lending marketplace are secured by collateral, auto loans are inherently risky, as they are often secured by assets that may be difficult to locate and can depreciate rapidly. We generally begin the repossession process for auto loans that become 60 days past due. We have engaged a third-party auto repossession vendor to handle all repossession activity. Following a repossession, if a borrower fails to redeem their vehicle or reinstate their loan agreement, the repossessed vehicle is sold at an auction and the proceeds are applied to the unpaid balance of the loan and related expenses. If the proceeds do not cover the unpaid balance of the loan and any related expenses and we are unable to recover the deficiency balance from the borrower, where permitted, the deficiency would be charged-off. Further, if a vehicle cannot be located, repossession and sale of the vehicle would not be possible, which could also lead to delinquencies and charge-offs. A significant number of delinquencies and charge-offs could decrease fees payable to us, cause our lending partners to reduce loan originations, erode trust in our lending marketplace and increase the costs of loan funding for our marketplace.

Additionally, if such repossession vendors do not perform consistent with agreements entered into with us, or if vendors act unprofessionally or otherwise harm the user experience for borrowers of Upstart-powered loans, our brand and reputation could be harmed and our ability to attract potential borrowers to our marketplace could be negatively impacted. We may also become subject to regulatory scrutiny and potential litigation based on the conduct of our repossession vendors.

Substantially all of our revenue is derived from a single loan product, and we are thus particularly susceptible to fluctuations in the unsecured personal loan market. We also do not currently offer a broad suite of products that lending partners or institutional investors may find desirable.

The vast majority of loan originations currently facilitated through our marketplace are unsecured personal loans. While the market for unsecured personal loans has grown rapidly in recent years, it is unclear to what extent such market will continue to grow, if at all. A wide variety of factors could impact the market for unsecured personal loans, including macroeconomic conditions, competition, regulatory developments and other developments in the credit market. Our success will depend in part on the continued growth of the unsecured personal loan market, and if such market does not further grow or grows more slowly than we expect, our business, financial condition and results of operations could be adversely affected.

In addition, lending partners and institutional investors may find it desirable to partner with competitors that are able to offer them a broader array of credit products. In order to preserve and expand our relationships with our existing lending partners and institutional investors, and enter into new lending partnerships and arrangements with institutional investors, it may become important for us to be able to offer a wider variety of products than we currently provide. We are also susceptible to competitors that may intentionally underprice their loan products, even if such pricing practices lead to losses. Such practices by competitors would negatively affect the overall demand for loans facilitated through our marketplace.

Further, because such personal loans are unsecured, there is a risk that borrowers will not prioritize repayment of such loans, particularly in any economic downcycle. To the extent borrowers have or incur other indebtedness that is secured, such as a mortgage, a home equity line of credit or an auto loan, borrowers may choose to repay obligations under such secured indebtedness before repaying their Upstart-powered personal loans. In addition, borrowers may not view Upstart-powered loans, which were originated through an online lending marketplace, as having the same significance as other credit obligations arising under more traditional circumstances, such as loans from banks or other commercial financial institutions. Any of the foregoing could lead to higher default rates and decreased demand by our lending partners and institutional investors to fund loans facilitated through our marketplace, which would adversely affect our business, financial condition and results of operations.

We are also more susceptible to the risks of changing and increased regulations and other legal and regulatory actions targeted towards the unsecured personal loan market. It is possible that regulators may view unsecured personal loans as high risk for a variety of reasons, including that borrowers will not prioritize repayment of such loans due to the unsecured nature of such loans or because existing laws and regulations may not sufficiently address the benefits and corresponding risks related to financial technology as applied to consumer lending. If we are unable to manage the risks associated with the unsecured personal loan product, our business, financial condition and results of operations could be adversely affected.

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

We cannot be sure that we will be able to develop, commercially market and achieve market acceptance of any new products and services. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually derived from these new products and services. It is also possible that such investment of resources may need to be delayed or deferred, as was the case with respect to the small business loan product when we decided to suspend its development in January 2023 due to the adverse macroeconomic conditions affecting our business at that time. We may also have difficulty with securing adequate loan funding for new loan products and services, and if we are unable to do so, our ability to develop and grow these new offerings and services will be impaired. If the profile of borrowers using any new products and services is different from that of those currently served by the existing loan products offered on our marketplace, our AI models may not be able to accurately evaluate the credit risk of such borrowers, and we may not be able to obtain loan funding for new products and services on commercially reasonable terms, or at all. Moreover, it is possible that a new product in its development stage has a higher level of delinquencies or defaults than a more established product as our AI models calibrate to a potentially different set of data. Failure to accurately predict demand or growth with respect to our new products and services could have an adverse impact on our reputation and business, and there is always risk that new products and services will be unprofitable, will increase our costs, decrease operating margins or take longer than anticipated to achieve target margins. In addition, any new products or services may raise new and potentially complex regulatory compliance obligations, which would increase our costs and may cause us to change our business in unexpected ways. Further, our development efforts with respect to these initiatives could distract management from current operations and will divert capital and other resources from our existing business. If we are unable to effectively manage the foregoing risks, our growth prospects, business, financial condition and results of operations could be adversely affected.

Misconduct and errors by our employees, former employees, vendors, or service providers could harm our reputation and subject us to significant legal liability.

We operate in an industry in which integrity and the confidence of our borrowers and lending partners is of critical importance. Our business depends on our employees, vendors, and service providers to process a large number of increasingly complex transactions, including transactions that involve significant dollar amounts and loan transactions that involve the use and disclosure of personal and business information. We are thus exposed to the risk of misconduct and errors by our employees, vendors, and other service providers that could adversely affect our business, including employees, vendors, or service providers taking, converting, or misusing funds, documents, or data, or failing to follow applicable laws and regulations or our internal policies or protocol when interacting with consumers and borrowers. It is not always possible to identify and deter misconduct or errors by employees, vendors, or service providers, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses. There have been numerous highly-publicized cases of fraud and other misconduct by financial services industry employees. We have experienced employee misconduct and may continue to do so in the future. Depending on the severity, any illegal, improper, or suspicious activity or other misconduct by our employees, vendors or service providers could result in serious harm to our reputation, financial condition, relationships with lending partners and borrowers, and our ability to attract new lending partners or borrowers. We could also be perceived to have facilitated or participated in the illegal misappropriation of funds, documents, or data, or the failure to follow protocol, and therefore be subject to civil or criminal liability. Any of these occurrences could result in our diminished ability to operate our business, inability to attract future borrowers or lending partners, reputational damage, regulatory intervention, and financial harm, which could negatively impact our business, results of operations, financial condition, and future prospects.

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

Our inability to compete effectively could result in reduced loan volumes, reduced average size of loans facilitated on our marketplace, reduced fees, increased marketing and borrower acquisition costs or the failure of the Upstart marketplace to achieve or maintain more widespread market acceptance, any of which could have an adverse effect on our business and results of operations.

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

Our industry is driven by constant innovation. We utilize artificial intelligence and machine learning, which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. There can be no assurance that research, data accumulation and development by other companies will not result in AI models that are superior to our AI models or result in products superior to those we develop or that any technologies, products or services we develop will be preferred to any existing or newly-developed technologies, products or services. If we are unable to compete with such companies or fail to meet the need for innovation in our industry, the use of our technology could stagnate or substantially decline, or our AI lending marketplace could fail to maintain or achieve more widespread market acceptance, which could harm our business, results of operations and financial condition.

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

Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated. We are subject to the risk of fraudulent activity associated with borrowers and third parties handling borrower information and, in limited situations, we cover certain fraud losses of our lending partners and institutional investors. For example, in the third quarter of 2021 and the first quarter of 2022, we experienced temporary increases in fraudulent activity. Fraud rates could also increase in a down-cycle economy. We are also subject to risk of fraudulent activity associated with our own employees. We use several identity and fraud detection tools, including tools provided by third-party vendors and our proprietary AI models, to predict and otherwise validate or authenticate applicant-reported data and data derived from third-party sources. If such efforts are insufficient to accurately detect and prevent fraud, the level of fraud-related losses of Upstart-powered loans could increase, which would decrease confidence in our AI lending marketplace. In addition, our lending partners, institutional investors or we may not be able to recover amounts disbursed on loans made in connection with inaccurate statements, omissions of fact or fraud, which could erode the trust in our brand and negatively impact our ability to attract new lending partners and institutional investors to our marketplace.

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

Our success significantly depends on the continued service of our senior management team and other highly skilled personnel. Our success also depends on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization.

Competition is high for skilled personnel, including engineering and data analytics personnel, particularly in the San Francisco Bay Area where one of our headquarters is located. While we have transitioned to a Digital First work model which allows us to recruit nationwide, we have experienced, and expect to continue to face, some difficulty identifying and hiring qualified personnel, especially as we pursue our growth strategy. We may not be able to hire or retain such personnel at compensation or flexibility levels consistent with our existing compensation and salary structure and policies. We periodically review our compensation levels to ensure they remain competitive and have increased them when we believe market conditions warrant it. However, we may need to further increase our existing compensation levels in response to competition, rising inflation or labor shortages, which would increase our operating costs and reduce our margins. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment. The recent significant volatility in the price of our stock may have adversely contributed to, and in the future may affect, our ability to attract or retain highly skilled technical, financial and marketing personnel.

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

If we fail to effectively manage the fluctuations in our business, our business, financial condition and results of operations could be adversely affected.

Our growth in the past placed significant demands on our management, processes and operational, technological and financial resources. More recently, economic headwinds in 2022 led to us announcing reductions in our workforce in November 2022 and January 2023 which were intended to help us achieve a more cost-efficient organization. These fluctuations in the momentum of our business challenge our ability to manage our growth effectively and to integrate new employees and technologies into our existing business. Our success as a business continues to require us to retain, attract, train, motivate and manage employees and invest strategically to refine our operational, technological and financial infrastructure. See also the risk factor titled “—We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain and motivate our personnel, our business, financial condition and results of operations could be adversely affected.” As part of that effort and from time to time, we rely on temporary independent contractor programs to scale our operations team. Failure to effectively implement and manage such programs could result in misclassification or other employment related claims or inquiries by governmental agencies. Continued fluctuations in the momentum of our business will strain our ability to develop and improve our operational policies and procedures, AI models and technology, disclosure controls and procedures, internal control over financial reporting, management oversight, loan funding and relationships with borrowers, lending partners and institutional investors. For example, there are certain aspects of our information technology and our operations, such as servicing activities, that have required, and still require, manual processes which are prone to errors and that we have not yet fully automated with new technologies. Some of the foregoing factors, like the manual processes, have negatively affected, and could continue to negatively affect, our business, financial condition and results of operations.

Security breaches and incidents compromising borrowers’ confidential information that we store may harm our reputation, adversely affect our results of operations and expose us to liability.

We are increasingly dependent on information systems, services and infrastructure to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including personal information, credit information and other sensitive data of borrowers and potential borrowers. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of such sensitive information. We also have arrangements in place with certain of our third-party vendors that require us to share consumer information. We have outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may in turn subcontract or outsource some of their responsibilities to other third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, are large and complex, with many points of entry and access. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks. Any vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, lending partners, institutional investors, or by malicious threat actors. While we continuously refine our security controls to address the evolving threat landscape, attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. These risks may be heightened in connection with geopolitical conflicts. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and systems. In addition, the prevalent use of mobile devices increases the risk of data security incidents. Further, our Digital First working environment could increase the risks of security breaches and incidents as more of our employees are accessing our servers remotely through home or other networks, reducing physical and social security controls on employee monitoring. Significant disruptions to information technology systems or other security incidents within our company, our lending partners and third-party vendors and/or other business partners could adversely affect our business operations and result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us. Our use of AI technology may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI technology may be used in connection with certain types of cybersecurity attacks, resulting in heightened risks of security breaches and incidents.

Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity following a breach, which may cause borrowers and potential borrowers to lose confidence in the effectiveness of our data security measures on our platform. Any security breach or incident, whether actual or perceived, would harm our reputation and ability to attract new borrowers to our marketplace.

We also face indirect technology, cybersecurity and operational risks relating to the borrowers, lending partners, institutional investors, vendors and other third parties with whom we do business or upon whom we rely on to facilitate or enable our business activities, including vendors, payment processors, and other parties who have access to confidential information due to our agreements with them. In addition, any security compromise in our industry, whether actual or perceived, or information technology system disruptions, whether from attacks on our technology environment or from computer malware, natural disasters, terrorism, war, geopolitical conflicts, or telecommunication or electrical failures, could interrupt our business or operations, harm our reputation, erode borrower confidence, negatively affect our ability to attract new borrowers, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our business and results of operations.

Like other financial and technology services firms, we have been and continue to be the subject of actual or attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, and cyber-attacks that could obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, distributed denial of service attacks, data breaches and other infiltration, exfiltration or other similar events.

While we regularly monitor data flow inside and outside the company, attackers have become very sophisticated in the way they conceal access to systems, and we may not be aware that we have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information or other sensitive information that we or our vendors maintain, including our own proprietary business information and sensitive information such as personal information regarding borrowers, loan applicants or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of data, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors to comply with our privacy, confidentiality or data security-related legal or other obligations to our lending partners or other third parties, actual or perceived security breaches, or any security incidents or other events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause our lending partners and other third parties to lose trust in us or we could be subject to claims by our lending partners and other third parties that we have breached our privacy- or confidentiality-related obligations, which could harm our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. There can be no assurance that our security measures intended to protect our information technology systems and infrastructure will successfully prevent service interruptions or security incidents. For example, in April 2020, we were made aware of a software error which allowed access to certain consumers’ accounts through the Upstart website without providing such consumers’ passwords. As a result, certain of such consumers’ personal information, such as their name, address and job information (but not full social security information), could have been accessed by a third party. We promptly deployed an update to our software to address such vulnerability and conducted an internal investigation. We are not aware of any information being compromised as a result of this error. We cannot provide any assurance that similar vulnerabilities will not arise in the future as we continue to expand the features and functionalities of our platform and introduce new loan products on our platform, and we expect to continue investing substantially to protect against security vulnerabilities and incidents.

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

We rely on our proprietary AI models, which are statistical models built using a variety of data-sets. Our AI models rely on a wide variety of data sources, including data collected from applicants and borrowers, credit bureau data and our credit experience gained through monitoring the payment performance of borrowers over time. Under our agreements with our lending partners, we receive licenses to use data collected from loan applicants and borrowers. The CFPB has proposed rules on “open banking” that would give consumers certain rights in deciding how companies like us can use their personal financial data, and also proposed additional restrictions and requirements on companies that use such data. If we are unable to access and use data collected from applicants and borrowers, data received from credit bureaus, repayment data collected as part of our loan servicing activities, or any other data for our AI models, or our access to such data is limited, our ability to accurately evaluate potential borrowers, detect fraud and verify applicant data would be compromised. Any of the foregoing could negatively impact the accuracy of our pricing decisions, the degree of automation in our loan application process and the volume of loans facilitated on our marketplace.

Third-party data sources on which we rely include the consumer reporting agencies regulated by the CFPB and other alternative data sources. Such data is electronically obtained from third parties and used in our AI models to price applicants and in our fraud models to verify the accuracy of applicant-reported information. Data from national credit bureaus and other consumer reporting agencies, as well as other information that we receive from third parties about an applicant or borrower, may be inaccurate or may not accurately reflect the applicant or borrower’s creditworthiness for a variety of reasons, including inaccurate reporting by creditors to the credit bureaus, errors, staleness or incompleteness. For example, loan applicants’ credit scores may not reflect such applicants’ actual creditworthiness because the credit scores may be based on outdated, incomplete or inaccurate consumer reporting data, including, as a consequence of us utilizing credit reports for a specific period of time after issuance before such reports are deemed to be outdated. Similarly, the data taken from an applicant’s credit report may also be based on outdated, incomplete or inaccurate consumer reporting data. Although regulatory protections are in place to afford consumers the right to dispute inaccuracies and despite the fact that we use numerous third-party data sources and multiple credit factors within our proprietary models, which helps mitigate this risk, it does not eliminate the risk of an inaccurate individual report.

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

In connection with asset-backed securitizations, pass-through certificate transactions, warehouse credit facilities and whole loan sales, we make representations and warranties concerning the loans transferred, and if such representations and warranties are not accurate when made, we could be required to repurchase the applicable loans.

In our asset-backed securitizations, pass-through certificate transactions, warehouse credit facilities and whole loan sale arrangements, we make numerous representations and warranties concerning the characteristics of the Upstart-powered loans sold and transferred in connection with such transactions, including representations and warranties that the loans meet the eligibility requirements of those facilities and of institutional investors. If those representations and warranties were not accurate when made and are not timely cured or incurable, we may be required to repurchase the underlying loans. Failure to repurchase such loans could constitute a default, an event of default or termination event under the agreements governing our various arrangements or transactions and could require us to indemnify certain financing parties. Through December 31, 2023, the number of repurchased Upstart-powered loans as a result of inaccurate representations and warranties represents less than 1% of all Upstart-powered loans. While only a small number of Upstart-powered loans have been historically repurchased by us, there can be no assurance that we would have adequate cash or other qualifying assets available to make such repurchases if and when required. Such repurchases could be limited in scope, relating to small pools of loans, or significant in scope, across multiple pools of loans. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, our business, financial condition and results of operations could be adversely affected. In addition, a high volume of repurchases due to a breach of such representations and warranties could have an adverse impact on our reputation as a loan seller and servicer.

Borrowers may prepay a loan at any time without penalty, which could reduce our servicing fees and deter our lending partners and institutional investors from investing in loans facilitated through our lending marketplace.

A borrower may decide to prepay all or a portion of the remaining principal amount on a loan at any time without penalty. If the entire or a significant portion of the remaining unpaid principal amount of a loan is prepaid, we would not receive a servicing fee, or we would receive a significantly lower servicing fee associated with such prepaid loan. Prepayments may occur for a variety of reasons, including if interest rates decrease after a loan is made. If a significant volume of prepayments occurs, the amount of our servicing fees would decline, which could harm our business and results of operations. Our AI models are designed to predict prepayment rates. However, if a significant volume of prepayments occur that our AI models do not accurately predict, returns targeted by our lending partners and institutional investors would be adversely affected and our ability to attract new lending partners and institutional investors would be negatively affected.

Our marketing efforts and brand promotion activities may not be effective.

Promoting awareness of our AI lending marketplace is important to our ability to grow our business, attract new lending partners, increase the number of potential borrowers on our marketplace and attract institutional investors to our marketplace. We believe that the importance of brand recognition will increase as competition in the consumer lending industry expands. However, because our lending partners are increasingly adopting our lending partner-branded version of our AI lending marketplace through their own websites, potential borrowers may not be aware they are experiencing our AI lending marketplace, which may hinder recognition of our brand. Successful promotion of our brand will depend largely on the effectiveness of marketing efforts and the overall user experience of our lending partners and potential borrowers on the Upstart marketplace, which factors are outside our control. The marketing channels that we employ may also become more crowded and saturated by other lending platforms, which may decrease the effectiveness of our marketing campaigns and increase borrower acquisition costs. Also, the methodologies, policies and regulations applicable to marketing channels may change. For example, internet search engines could revise their methodologies, which could adversely affect borrower volume from organic ranking and paid search. Search engines may also implement policies that restrict the ability of companies such as us to advertise their services and products, which could prevent us from appearing in a favorable location or any location in the organic rankings or paid search results when certain search terms are used by the consumer.

Our brand promotion activities may not yield increased revenues. If we fail to successfully build trust in our AI lending marketplace and the performance and predictability of Upstart-powered loans, we may lose existing lending partners and institutional investors to our competitors or be unable to attract new lending partners and institutional investors, which in turn would harm our business, results of operations and financial condition. Even if our marketing efforts result in increased revenue, we may be unable to recover our marketing costs through increases in loan volume, which could result in a higher borrower acquisition cost per account. Any incremental increases in loan servicing costs, such as increases due to greater marketing expenditures, could have an adverse effect on our business, financial condition and results of operations.

Unfavorable outcomes in legal proceedings may harm our business and results of operations.

We are, and may in the future become, subject to litigation, claims, examinations, investigations, enforcement actions, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties, which may affect our results of operations. These claims, lawsuits, and proceedings could involve, and in some cases have involved, labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret, and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, or compliance, alleged federal and state securities and “blue sky” law violations or other investor claims, and other matters. For example, we are a defendant in a number of securities class action and other related lawsuits. See the “Legal” section under “Note 12. Commitments and Contingencies” and the risk factor titled “—The trading price of our common stock may be volatile, and you could lose all or part of your investment” for more information.

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

In particular, lending programs that involve originations by a bank in reliance on origination-related services being provided by non-bank lending platforms and/or program managers are subject to potential litigation and government enforcement claims based on “rent-a-bank” or “true lender” theories, particularly where such programs involve the subsequent sale of such loans or interests therein through the lending marketplace. See the risk factor titled “—If loans facilitated through our marketplace for one or more lending partners were subject to successful challenge that the lending partner was not the “true lender,” such loans may be unenforceable, subject to rescission or otherwise impaired, we or other program participants may be subject to penalties, and/or our commercial relationships may suffer, each which would adversely affect our business and results of operations” for more information. In addition, loans originated by lending partners (which are exempt from certain state requirements under federal banking laws), followed by the sale, assignment, or other transfer to non-banks of such loans are subject to potential litigation and government enforcement claims based on the theory that transfers of loans from banks to non-banks do not transfer the ability to enforce contractual terms such as interest rates and fees from which only banks benefit under federal preemption principles. See the risk factors titled “—If loans originated by our lending partners were found to violate the laws of one or more states, whether at origination or after sale by the lending partner, loans facilitated through our marketplace may be unenforceable or otherwise impaired, we or other program participants may be subject to, among other things, fines and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations” and “—We have been in the past and may in the future be subject to federal and state regulatory inquiries regarding our business” for more information. If we were subject to such litigation or enforcement, then any unfavorable results of pending or future legal proceedings may result in contractual damages, usury related claims, fines, penalties, injunctions, the unenforceability, rescission or other impairment of loans originated on our marketplace or other censure that could have an adverse effect on our business, results of operations and financial condition. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.

We have a limited history of operating with a Digital First workforce, and the long-term impact on our business, financial condition and results of operations is uncertain.

Since our announcement of a Digital First work model in June 2021, remote work with less time in the office has been the primary experience for most of our employees. Our workforce is currently distributed across the U.S., and we expect this to continue. We have a limited history of operating with a Digital First workforce. Although we anticipate that this Digital First model will have a long-term positive impact on our business, financial condition and results of operations, there is no guarantee that we will realize any anticipated benefits to our business from this model, including cost savings, operational efficiencies, or productivity.

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

Our success will depend, in part, on our ability to grow our business. In some circumstances, we may determine to do so through the acquisition of, or investments in, complementary businesses and technologies rather than through internal development. For example, in 2021, we completed the acquisition of Prodigy. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. In the future, we may acquire assets or businesses. The risks we face in connection with acquisitions include:
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

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other data points that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and assumptions which we believe are critical in understanding and evaluating our financial results include: (i) fair value determinations; (ii) stock-based compensation; (iii) consolidation of VIEs; and (iv) the evaluation for impairment of goodwill and acquired intangible assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we have expended, and anticipate that we will continue to expend significant resources, including accounting-related costs, and significant management oversight. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business.

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

Certain estimates and forecasts included in this report, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this report relating to the size and expected growth of our target market may prove to be inaccurate. It is impossible to offer every loan product, term or feature that every customer wants or that any given lending partner is necessarily capable of supporting, and our competitors may develop and offer loan products, terms or features that we do not offer. Even if the markets in which we compete meet the size estimates and growth forecasted in this report, we may be unable to address these markets successfully and our business could fail to grow for a variety of reasons outside of our control, including competition in our industry. We regularly review and may adjust our processes for calculating our key metrics to improve their accuracy. For example, in the third quarter of 2021, we adjusted our process for calculating Conversion Rate to account for an increase in fraudulent applications. Our key metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. If investors or analysts do not perceive our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, our reputation, business, results of operations, and financial condition would be adversely affected.
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

Any significant disruption in our AI lending platform could prevent us from processing loan applicants and servicing loans, reduce the effectiveness of our AI models and result in a loss of lending partners, institutional investors, applicants or borrowers.

In the event of a system outage or other event resulting in data loss or corruption, our ability to process loan applications, service loans or otherwise facilitate loans on our marketplace would be adversely affected. We also rely on facilities, components, and services supplied by third parties, including data center facilities, cloud storage services and national consumer reporting agencies. We host our AI lending platform using Amazon Web Services, or AWS, a provider of cloud infrastructure services. In the event that our AWS service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity or damage to AWS data centers, we could experience interruptions in access to our platform as well as delays and additional expense in the event we must secure alternative cloud infrastructure services. For a large portion of borrowers’ data used in our AI lending marketplace, we obtain borrowers’ data from national consumer reporting agencies, such as TransUnion, and rely on their services in order to process loan applications. Any interference or disruption of our technology and underlying infrastructure or our use of third-party services could adversely affect our relationships with our lending partners and institutional investors, and the overall user experience of our marketplace. Depending on the type and severity of any such disruption, we could be exposed to litigation and regulatory risk. For example, a cybersecurity incident could result in the exposure of consumer data triggering remedial measures, notification requirements, as well as litigation and regulatory exposure. Also, as our business grows, we may be required to expand and improve the capacity, capability and reliability of our infrastructure. If we are not able to effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and infrastructure to reliably support our business, our business, financial condition and results of operations could be adversely affected.

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

We may face claims from third parties demanding the release or license of, such modifications or derivative works (which could include our proprietary source code or AI models) or otherwise seeking to enforce the terms of the applicable open source license. If portions of our proprietary AI models are determined to be subject to an open source license, or if the license terms for the open source software that we incorporate change, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our model or change our business activities, any of which could negatively affect our business operations and potentially our intellectual property rights. If we were required to publicly disclose any portion of our proprietary models, it is possible we could lose the benefit of trade secret protection for our models.

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

The use of generative AI technologies by our employees or contractors could expose us to unexpected liability.

Our employees and contractors use generative AI technologies in connection with their performance of services and, as with many developing technologies, generative AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. We face the risk of security threats from employee or contractor errors (such as unauthorized use of third party generative AI technologies in job functions, our products, or in the operation of our business) or malfeasance in connection with generative AI technologies. Even authorized use of generative AI technologies by our employees or contractors may generate content, including software code, that appears facially correct but is factually inaccurate or flawed or contains security vulnerabilities. Our customers, employees, or others may rely on or use such factually incorrect or flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. Further, security vulnerabilities introduced by generative AI technologies into our software could expose us to cybersecurity risks. Questions surrounding license rights and liability for infringement in AI technology generally, and generative AI technology specifically, have not been fully addressed by competent legal tribunals or applicable laws or regulations. The use or adoption of third-party AI technology, including generative AI technology, into our products and services and our internal business operations may result in exposure to claims of copyright infringement, other intellectual property-related causes of action, or other potential reputational harms.

While we have policies governing our personnel’s use of third party generative AI technologies, we cannot guarantee that the policies will be adhered to by all of our employees and contractors and we cannot guarantee that the policies will protect us from all potential liability relating to our adoption of generative AI technologies.

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

We rely on strategic relationships with loan aggregators to attract applicants to our marketplace, and if we cannot maintain effective relationships with loan aggregators or successfully replace their services, or if loan aggregators begin offering competing products, our business could be adversely affected.

A significant number of consumers that apply for a loan on Upstart.com learn about and access Upstart.com through the website of a loan aggregator, typically with a hyperlink from such loan aggregator’s website to a landing page on our website. While we are continuing to expand our direct acquisition channels, we anticipate that we will continue to depend in significant part on relationships with loan aggregators to maintain and grow our business. For example, a significant amount of our loan originations was derived from traffic from Credit Karma, one of the loan aggregators with whom we partner. The loan aggregators, including Credit Karma, are not required to display offers from our lending partners on Upstart.com nor are they prohibited from working with our competitors or adding our competitors to their platforms. If traffic from Credit Karma or other loan aggregators decreases in the future for any reason, our loan originations and results of operations would be adversely affected. There is also no assurance that Credit Karma or other loan aggregators will continue to partner with us on commercially reasonable terms or at all. Our competitors may be effective in providing incentives to loan aggregators to favor their products or services or in reducing the volume of loans facilitated through our marketplace. Loan aggregators may not perform as expected under our agreements with them, and we may have disagreements or disputes with them, which could adversely affect our brand and reputation. If we cannot successfully enter into and maintain effective strategic relationships with loan aggregators, our business could be adversely affected.

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

Our success depends in part on our relationships with third-party vendors. In some cases, third-party vendors are one of a limited number of sources. For example, we rely on national consumer reporting agencies, such as TransUnion, for a large portion of the data used in our AI models. In addition, we rely on third-party verification technologies and services that are critical to our ability to maintain a high level of automation on our platform. In addition, because we are not a bank, we cannot belong to or directly access the ACH payment network. As a result, we rely on one or more banks with access to the ACH payment network to process collections on Upstart-powered loans. Many of our vendor agreements are terminable by either party without penalty and with little notice. If any of our third-party vendors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable time frame. We also rely on other software and services supplied by vendors, such as communications, analytics and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

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

The CFPB and each of the prudential bank regulators that supervise our lending partners have issued guidance stating that institutions under their supervision may be held responsible for the actions of the companies with which they contract. As a service provider to those supervised entities, we must ensure we have implemented an adequate vendor management program. We or our lending partners could be adversely impacted to the extent we fail to implement a vendor management system that is satisfactory to the CFPB and other regulators or our vendors fail to comply with the legal requirements applicable to the particular products or services being offered. Our use of third-party vendors is subject to increasing regulatory attention.

The CFPB and other regulators have also issued regulatory guidance that has focused on the need for financial institutions to perform increased due diligence and ongoing monitoring of third-party vendor relationships, including, for example, the June 2023 interagency guidance on third party risk management. Such guidance increases the scope of management involvement in connection with using third-party vendors. Moreover, if regulators conclude that we or our lending partners have not met the heightened standards for oversight of our third-party vendors, we or our lending partners could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions, which could have an adverse effect on our business, financial condition and results of operations.

If loans originated by our lending partners were found to violate the laws of one or more states, whether at origination or after sale by the lending partner, loans facilitated through our marketplace may be unenforceable or otherwise impaired, we or our lending partners or institutional investors may be subject to, among other things, fines and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations.

When establishing the interest rates and structures (and the amounts and structures of certain fees constituting interest under federal banking law, such as origination fees, late fees and non-sufficient funds fees) that are charged to borrowers on loans originated on our marketplace, our lending partners rely on certain authority under federal law to export the interest rate requirements of the state where each lending partner is located to borrowers in all other states. Further, we, our securitization vehicles and our institutional investors that purchase Upstart-powered loans originated by our lending partners rely on the ability, as subsequent holders of the loans, to continue charging the interest rates and fee structures and enforce other contractual terms agreed to between the lending partners and the borrowers, as permitted under federal banking laws. The current maximum annual percentage rate of the loans facilitated through our marketplace is 35.99%. In some states, the interest rates of certain Upstart-powered loans exceed the maximum interest rate permitted for consumer loans applicable to non-bank lenders to borrowers residing in, or that have nexus to, such states. In addition, the rate structures for Upstart-powered loans may not be permissible in all states for non-bank purchasers and/or the amount or structures of certain fees charged in connection with Upstart-powered loans may not be permissible in all states for non-bank purchasers. Furthermore, other states have proposed or enacted additional limitations on interest rates and fees, such as laws in Illinois, Maine and New Mexico that cap interest rates on certain loans at an “all-in” 36% APR.

Usury, fee, and disclosure related claims involving Upstart-powered loans may be raised in multiple ways. We or the participants in our marketplace, including lending partners and institutional investors, may face litigation, government enforcement or other challenges, for example, based on claims that our lending partners did not establish loan terms that were permissible in the state they were located or did not correctly identify the home or host state in which they were located for purposes of interest exportation authority under federal law. Alternatively, we or our institutional investors may face litigation, government enforcement or other challenge, for example, based on claims that rates and fees were lawful at origination and through any period during which the lending partner retained the loan and interests therein, but following the sale of loans, we or other purchasers of the loans, including our institutional investors, are not permitted to enforce the loans pursuant to their contracted-for terms, or that while certain disclosures were not required at origination because the loans were originated by banks, they may be required following the sale of such loans.

In Madden v. Midland Funding, LLC, 786 F.3d 246 (2d Cir. 2015), cert. denied, 136 S.Ct. 2505 (June 27, 2016), for example, the United States Court of Appeals for the Second Circuit held that the non-bank purchaser of defaulted credit card debt could not rely on preemption standards under the National Bank Act applicable to the originator of such debt in defense of usury claims. Madden addressed circumstances under which a defaulted extension of credit under a consumer credit card account was assigned, following default, to a non-bank debt buyer that then attempted to collect the loan and to continue charging interest at the contracted-for rate. The debtor filed a suit claiming, among other claims, that the rate charged by the non-bank collection entity exceeded the usury rates allowable for such entities under New York usury law. Reversing a lower court decision, the Second Circuit held that preemption standards under the National Bank Act applicable to the bank that issued the credit card were not available to the non-bank debt buyer as a defense to usury claims. Following denial of a petition for rehearing by the Second Circuit, the defendant sought review by the United States Supreme Court. The Supreme Court denied certiorari on June 27, 2016, and therefore, the Second Circuit’s decision remains binding on federal courts in the Second Circuit (which include all federal courts in New York, Connecticut, and Vermont). Upon remand to the District Court for consideration of additional issues, the parties settled the matter in 2019.

The scope and validity of the Second Circuit’s Madden decision remain subject to challenge and clarification. For example, the Colorado Administrator of the Colorado Uniform Consumer Credit Code, or the UCCC, reached a settlement with respect to complaints against two online lending platforms whose operations share certain commonalities with ours, including with respect to the role of lending partners originating loans and non-bank purchasers of such loans. The complaints included, among other claims, allegations, grounded in the Second Circuit’s Madden decision, that the rates and fees for certain loans could not be enforced lawfully by non-bank purchasers of bank-originated loans. Under the settlement, the banks and non-bank purchasers committed to, among other things, limit the annual percentage rates, or APR, on loans to Colorado consumers to 36% and take other actions to ensure that the banks were in fact the true lenders. The non-bank purchasers also agreed to obtain and maintain a Colorado lending license. In Colorado, this settlement created a helpful model for what constitutes an acceptable bank partnership model; however, Colorado opted out of the federal law that allows state-chartered banks to export their rates, with such law becoming effective July 1, 2024 and putting the settlement model in jeopardy. Regardless, the settlement may also invite other states to initiate their own actions, and set their own regulatory standards through enforcement.

In addition, in June 2019, private plaintiffs filed class action complaints against multiple traditional credit card securitization programs, including, Petersen, et al. v. Chase Card Funding, LLC, et al., (No. 1:19-cv-00741-

LJV-JJM (W.D.N.Y. June 6, 2019)) and Cohen, et al. v. Capital One Funding, LLC et al., (No. 19-03479 (E.D.N.Y. June 12, 2019)). In Petersen, the plaintiffs sought class action status against certain defendants affiliated with a national bank that have acted as special purpose entities in securitization transactions sponsored by the bank. The complaint alleges that the defendants’ acquisition, collection and enforcement of the bank’s credit card receivables violated New York’s civil usury law and that, as in Madden, the defendants, as non-bank entities, are not entitled to the benefit of federal preemption of state usury law. The complaint sought a judgment declaring the receivables unenforceable, monetary damages and other legal and equitable remedies, such as disgorgement of all sums paid in excess of the usury limit. Cohen was a materially similar claim against another national bank. On January 22, 2020, the magistrate judge in Petersen issued a report and recommendation responding to the defendants’ motion to dismiss. The magistrate recommended that the motion to dismiss be granted as to both of the plaintiffs’ claims (usury and unjust enrichment). On September 21, 2020, the District Court accepted the magistrate’s recommendation and dismissed all claims. The District Court found that the usury claims were expressly preempted by the National Bank Act and referenced the OCC’s recent rulemaking (discussed further below) that “[i]nterest on a loan that is permissible under [the National Bank Act] shall not be affected by the sale, assignment, or other transfer of the loan.” Among other things, the Court deferred to the “OCC’s reasoned judgment that enforcing New York’s usury laws against the Chase defendants would significantly interfere with [the bank’s] exercise of its [National Bank Act] powers.” The Cohen case was dismissed on September 29, 2020. The plaintiffs in both Cohen and Petersen filed, but ultimately dropped, their appeals of the decision to the second circuit.

As noted above, federal prudential regulators have also taken actions to address the Madden decision. On May 29, 2020, the OCC issued a final rule clarifying that, when a national bank or savings association sells, assigns, or otherwise transfers a loan, interest permissible before the transfer continues to be permissible after the transfer. That rule took effect on August 3, 2020. Similarly, the FDIC finalized on June 25, 2020 its 2019 proposal declaring that the interest rate for a loan is determined when the loan is made, and will not be affected by subsequent events. On July 29, 2020, California, New York and Illinois filed suit in the U.S. District Court for the Northern District of California to enjoin enforcement of the OCC rule (Case No. 20-CV-5200) and, similarly in the same court, on August 20, 2020 California, Illinois, Massachusetts, Minnesota, New Jersey, New York, North Carolina, and the District of Columbia sought to enjoin enforcement of the FDIC rule (Case No. 20-CV-5860), in each case related to permissible interest rates post-loan transfer on the grounds that the OCC and FDIC exceeded their authority when promulgating those rules. While the court ruled in favor of the OCC and FDIC holding that the agencies did not exceed their statutory authorities when promulgating their “valid when made” rules, there is risk that the OCC and FDIC rules continue to be challenged or are repealed in the future through legislation.

There are factual distinctions between our program and the circumstances addressed in the Second Circuit’s Madden decision, as well as the circumstances in the Colorado UCCC settlement, credit card securitization litigation, and similar cases. As noted above, there are also bases on which the Madden decision’s validity might be subject to challenge or the Madden decision may be addressed by federal regulation or legislation. Nevertheless, there can be no guarantee that a Madden-like claim will not be brought successfully against us, our lending partners or our institutional investors.

Effective October 2021, Maine updated its Consumer Credit Code to include a statutory “true lender” test, providing that an entity is a “lender” subject to certain requirements of the Consumer Credit Code if the person, among other things: (i) has the predominant economic interest in a loan; (ii) brokers, arranges, or facilitates a loan and has the right to purchase the loan; or (iii) based on the totality of the circumstances, appears to be the lender, and the transaction is structured to evade certain statutory requirements. Me. Rev. Stat. § 2-702. Connecticut and Minnesota codified a “true lender” test into their laws in 2023, which similarly focus on the totality of the circumstances or who has the “predominant economic interest” in the loans. More states may also institute similar statutory “true lender” tests. The statutory “true lender” tests may increase the risk of true lender litigation in certain jurisdictions and impact how the tests are applied by courts and regulators in determining the true lender. They may also result in increased usury and licensing risk. Other states may take different paths to promulgate similar “true lender” restrictions, and if not through a legislative path, impacted parties may have little to no advance notice of new restrictions and compliance obligations.

If a borrower or any state agency were to successfully bring a claim against us, our lending partners, our securitization vehicles and/or the trustees of such vehicles or our institutional investors for a state usury law or fee restriction violation and the rate or fee at issue on the loan was impermissible under applicable state law, we, our lending partners, securitization vehicles and/or trustees or institutional investors may face various commercial and legal repercussions, including that such parties would not receive the total amount of interest expected, and in some cases, may not receive any interest or principal, may hold loans that are void, voidable, rescindable, or otherwise impaired or may be subject to monetary, injunctive or criminal penalties. Were such repercussions to apply to us, we may suffer direct monetary loss or may be a less attractive candidate for lending partners, securitization trustees or institutional investors to enter into or renew relationships; and were such repercussions to apply to our lending partners or institutional investors, such parties could be discouraged from using our marketplace. We may also be subject to payment of damages in situations where we agreed to provide indemnification, as well as fines and penalties assessed by state and federal regulatory agencies.

If loans facilitated through our marketplace for one or more lending partners were subject to successful challenge that the lending partner was not the “true lender,” such loans may be unenforceable, subject to rescission or otherwise impaired, we or other program participants may be subject to penalties, and/or our commercial relationships may suffer, each which would adversely affect our business and results of operations.

Upstart-powered loans are originated in reliance on the fact that our lending partners are the “true lenders” for such loans. That true lender status determines various Upstart-powered loan program details, and Upstart-powered loans may involve interest rates and structures (and certain fees and fees structures) permissible at origination only because the loan terms and lending practices are permissible only when the lender is a bank, and/or the disclosures provided to borrowers would be accurate and compliant only if the lender is a bank. Because the loans facilitated by our marketplace are originated by our lending partners, many state consumer financial regulatory requirements, including usury restrictions (other than the restrictions of the state in which a lending partner originating a particular loan is located) and many licensing requirements and substantive requirements under state consumer credit laws, are treated as inapplicable based on principles of federal preemption or express exemptions provided in relevant state laws for certain types of financial institutions or loans they originate.

Certain recent litigation and regulatory enforcement has challenged, or is currently challenging, the characterization of bank partners as the “true lender” in connection with programs involving origination and/or servicing relationships between a bank partner and non-bank lending platform or program manager. As noted above, the Colorado Administrator has entered into a settlement agreement with certain banks and non-banks that addresses this true lender issue. Specifically, the settlement agreement sets forth a safe harbor indicating that a bank is the true lender if certain specific terms and conditions are met. However, other states could also bring lawsuits based on these types of relationships. For example, in June 2020, the Washington, DC Attorney General filed a lawsuit against online lender Elevate for allegedly deceptively marketing high-cost loans with interest rates above the Washington, DC usury cap. The usury claim is based on an allegation that Elevate, which was not licensed in Washington, DC, and not its partner bank, originated these loans, and was therefore in violation of the state’s usury laws. This case ultimately settled, with Elevate agreeing to charge rates only up to 24% and to refund consumers who were charged rates over what is allowed under Washington, DC law. A similar complaint against an online lender, Opportunity Financial, LLC, was filed in early 2021, alleging that it rather than a bank originated these loans and the loans were therefore in violation of Washington, DC usury laws. The parties settled this case in November 2021. Also in April 2021, the Maryland Office of the Commissioner of Financial Regulation also alleged in the context of a civil suit that a state-chartered bank and its fintech partners engaged in a bank partnership program that violated various state licensing and credit statutes. The case is pending before the Office of the Commissioner of Financial Regulation for administrative adjudication. In June 2021, a putative class action lawsuit was filed against the online lender Marlette Funding LLC in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that the company, doing business as Best Egg, was the true lender of usurious loans, with a rate of interest far in excess of the 6% rate permitted to be charged in Pennsylvania by unlicensed non-banks, originated through a partnership with Cross River Bank (Case No. 21-CV-985). Furthermore, in April 2022, the California Department of Financial Protection and Innovation filed a complaint in Los Angeles Superior Court alleging that Opportunity Financial, LLC is the “true lender” of several loans to California residents that exceeded the applicable California usury limit for small dollar loans. While Opportunity Financial received a favorable decision in October 2023 that denied California’s motion for preliminary injunction, in California and other states, there is an ongoing risk that government agencies and private plaintiffs will seek to challenge these types of relationships that are similar to our business model.

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

While we have taken steps to comply with the safe harbor in the Colorado settlement and other laws, regulations and guidance, we, lending partners, institutional investors, securitization vehicles and other similarly situated parties could become subject to challenges like those presented by the Colorado settlement and, if so, we could face penalties and/or Upstart-powered loans may be void, voidable or otherwise impaired in a manner that may have adverse effects on our operations (directly, or as a result of adverse impact on our relationships with our lending partners, institutional investors or other commercial counterparties). There have been no formal proceedings against us or indication of any proceedings against us to date, but there can be no assurance that the Colorado Administrator or any other regulator will not make assertions similar to those made in its present actions with respect to the loans facilitated by our marketplace in the future.

It is also possible that other state agencies or regulators could make similar assertions. If a court, or a state or federal enforcement agency, were to deem Upstart, rather than our lending partners, the “true lender” for loans originated on our marketplace, and if for this reason (or any other reason) the loans were deemed subject to and in violation of certain state consumer finance laws, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas) and other penalties or consequences, and the loans could be rendered void or unenforceable in whole or in part, any of which could have a material adverse effect on our business (directly, or as a result of adverse impact on our relationships with our lending partners, institutional investors or other commercial counterparties).

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

In the ordinary course of business, we have been named as a defendant in various legal actions, including a class action lawsuit and other litigation. Generally, this litigation arises from the dissatisfaction of a consumer with the products or services offered on our marketplace; some of this litigation, however, has arisen from other matters, including claims of violation of laws related to credit reporting, collections and do-not-call. All such legal actions are inherently unpredictable and, regardless of the merits of the claims, litigation is often expensive, time-consuming, disruptive to our operations and resources, and distracting to management. In addition, certain actions may include claims for indeterminate amounts of damages. Our involvement in any such matter also could cause significant harm to our or our lending partners’ reputations and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. If resolved against us, legal actions could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business.

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

We must comply with regulatory regimes or facilitate compliance with regulatory regimes on behalf of our lending partners that are independently subject to federal and/or state oversight by bank regulators, including those applicable to our referral and marketing services, consumer credit transactions, loan servicing and collection activities and the purchase and sale of whole loans and other related transactions. The current presidential administration has brought an increased focus on enforcement of federal consumer protection laws, notably those related to artificial intelligence, and has appointed consumer-oriented regulators at federal agencies such as the CFPB and the OCC. It is possible that regulators in the current or future presidential administration could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our lending partners. These regulators may augment requirements that apply to loans facilitated by our marketplace, or impose new programs and restrictions, and could otherwise revise or create new regulatory requirements that apply to us (or our lending partners), impacting our business, operations, and profitability.

Certain state laws generally regulate interest rates and other charges and require certain disclosures. In addition, other federal and state laws may apply to the origination, servicing and collection of loans originated on our marketplace, and the purchase and sale of whole loans or asset-backed securitizations. In particular, certain laws, regulations and rules we or our lending partners are subject to include:
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
•the Gramm-Leach-Bliley Act, or GLBA, and Regulation P promulgated thereunder, which includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy notices and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal borrower information, and other state privacy laws and regulations;
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

We may not always have been, and may not always be, in compliance with these and other applicable laws, regulations and rules. And while compliance with these requirements is a business priority for us, it is also costly, time-consuming and limits our operational flexibility. Additionally, Congress, the states and regulatory agencies, as well as local municipalities, could further regulate the consumer financial services industry in ways that make it more difficult or costly for us to offer our AI lending marketplace and related services or facilitate the origination of loans for our lending partners. These laws also are often subject to changes that could severely limit the operations of our business model. Further, changes in the regulatory application or judicial interpretation of the laws and regulations applicable to financial institutions also could impact the manner in which we conduct our business. The regulatory environment in which financial institutions operate has become increasingly complex, and following the financial crisis that began in 2008, supervisory efforts to apply relevant laws, regulations and policies have become more intense. Additionally, states are increasingly introducing and, in some cases, passing laws that restrict interest rates and APRs on loans similar to the loans made on our marketplace. For example, Illinois, Maine and New Mexico enacted laws that cap interest rates on certain loans at an “all-in” 36% APR. Further, in late 2020, California created a “mini-CFPB,” which could increase its oversight over bank partnership relationships and strengthen state consumer protection authority of state regulators to police debt collections and unfair, deceptive or abusive acts and practices. Voter referendums also have been introduced and, in some cases, passed, restrictions on interest rates and/or APRs. If such legislation or bills were to be propagated, or state or federal regulators seek to restrict regulated financial institutions such as our lending partners from engaging in business with Upstart in certain ways, our lending partners’ ability to originate loans in certain states could be greatly reduced, and as a result, our business, financial condition and results of operations would be adversely affected.

Where applicable, we seek to comply with state broker, credit service organization, small loan, finance lender, servicing, collection, money transmitter and similar statutes. Nevertheless, if we are found to not comply with applicable laws, we could lose one or more of our licenses or authorizations, become subject to greater scrutiny by other state regulatory agencies, face other sanctions or be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to facilitate loans, perform our servicing obligations or make our marketplace available to consumers in particular states, which may harm our business. Further, failure to comply with the laws and regulatory requirements applicable to our business and operations may, among other things, limit our ability to collect all or part of the principal of or interest on Upstart-powered loans. In addition, non-compliance could subject us to damages, revocation of required licenses, class action lawsuits, administrative enforcement actions, rescission rights held by investors in securities offerings and civil and criminal liability, all of which would harm our business.

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

For auto loans issued through our auto lending marketplace, certain state laws may not allow for electronic lien and title transfer, which would require us to use a paper-based title process to secure title to the underlying collateral. While this process may help mitigate some of the risks associated with online processes, because it is highly manual and outside of our usual practices and titling rules can vary by state, we may be prone to errors and encounter greater difficulty complying with the proper procedures. If we fail to effectively follow such procedures we may, among other things, be limited in our ability to secure the collateral associated with loans issued through our auto lending marketplace.

If we are found to be operating without having obtained necessary state or local licenses, our business, financial condition and results of operations could be adversely affected.

Certain states have adopted laws regulating and requiring licensing by parties that engage in certain activities regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, certain states and localities have also adopted laws requiring licensing for consumer debt collection or servicing and/or purchasing or selling consumer loans. While we believe we have obtained or are in the process of obtaining all necessary licenses, the application of some consumer finance licensing laws to our AI lending marketplace and the related activities we perform, as well as to our lending partners, is unclear. In addition, state licensing requirements may evolve over time, including, in particular, recent trends toward increased licensing requirements and regulation of parties engaged in loan solicitation and student loan servicing activities. States also maintain licensing requirements pertaining to the transmission of money, and certain states may broadly interpret such licensing requirements to cover loan servicing and the transmission of funds to investors. If we or one of our lending partners were found to be in violation of applicable state licensing requirements by a court or a state, federal, or local enforcement agency, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties and other penalties or consequences, and the loans originated by our lending partners on our marketplace could be rendered void or unenforceable in whole or in part, any of which could have a material adverse effect on our business.

The CFPB has sometimes taken expansive views of its authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other agency could impact our business.

The CFPB, which commenced operations in July 2011, has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as the Truth in Lending Act and Regulation Z, ECOA and Regulation B, the Fair Credit Reporting Act and Regulation V, the Electronic Funds Transfer Act and Regulation E, among other regulations, and to enforce compliance with those laws. The CFPB supervises banks, thrifts and credit unions with assets over $10 billion and examines certain of our lending partners. Further, the CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including short-term, small dollar lenders, non-bank mortgage originators and servicers, and larger participants in other areas of financial services. The CFPB is also authorized to prevent “unfair, deceptive or abusive acts or practices” through its rulemaking, supervisory and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the loan products offered on our marketplace. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request reports concerning our organization, business conduct, markets and activities and conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to consumers.

There continues to be uncertainty about the future of the CFPB and as to how its strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. This uncertainty is increased in light of the fact that the new director of the CFPB has new examination and enforcement priorities, including safeguarding against algorithmic bias. In April 2022, the CFPB announced that it intends to examine non-bank financial companies that pose risks to consumers. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. See the risk factor titled “—Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations” for more information.

In addition, evolving views regarding the use of alternative variables and machine learning in assessing credit risk could result in the CFPB taking actions that result in requirements to alter or cease offering affected financial products and services, making them less attractive and restricting our ability to offer them. See the risk factor titled “—Our reputation and brand are important to our success, and if we are unable to continue developing our reputation and brand, our ability to retain existing and attract new bank partners, our ability to attract borrowers to our marketplace, our ability to maintain diverse and resilient loan funding and our ability to maintain and improve our relationship with regulators of our industry could be adversely affected” for more information. The CFPB could also implement rules that restrict our effectiveness in servicing our financial products and services.

Although we have committed resources to enhancing our compliance programs, future actions by the CFPB (or other regulators) against us, our lending partners or our competitors could discourage the use of our services or those of our lending partners, which could result in reputational harm, a loss of lending partners, borrowers or institutional investors, or discourage the use of our or their services and adversely affect our business. If the CFPB changes regulations that were adopted in the past by other regulators and transferred to the CFPB by the Dodd-Frank Act, or modifies through supervision or enforcement past regulatory guidance or interprets existing regulations in a different or stricter manner than they have been interpreted in the past by us, the industry or other regulators, our compliance costs and litigation exposure could increase materially. This is particularly true with respect to the application of ECOA and Regulation B to credit risk models that rely upon alternative variables and machine learning, an area of law where regulatory guidance is currently uncertain and still evolving, and for which there are not well-established regulatory norms for establishing compliance.

The current presidential administration has appointed and is expected to continue to appoint consumer-oriented regulators at federal agencies such as the CFPB, the FTC, the OCC and the FDIC and the government’s focus on enforcement of federal consumer protection laws is expected to increase. It is possible that these regulators could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our lending partners. If future regulatory or legislative restrictions or prohibitions are imposed that affect our ability to offer certain of our products or that require us to make significant changes to our business practices, and if we are unable to develop compliant alternatives with acceptable returns, these restrictions or prohibitions could have a material adverse effect on our business. If the CFPB, or another regulator, were to issue a consent decree or other similar order against us, this could also directly or indirectly affect our results of operations.

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

We have, from time to time in the normal course of our business, received, and may in the future receive or be subject to, inquiries or investigations by state and federal regulatory agencies and bodies such as the CFPB, the FTC, state Attorneys General, the SEC, state financial regulatory agencies and other state or federal agencies or bodies regarding the Upstart marketplace, including the marketing of loans for lenders, underwriting and pricing of consumer loans for our lending partners, our fair lending compliance program and licensing and registration requirements. While we expect to address inquiries or investigations and engage in open dialogue with regulators, we cannot guarantee that a federal or state regulator will not take supervisory or enforcement action against us in the future. Since the no-action letter with the CFPB was terminated in June 2022, we no longer enjoy the protection of the no-action letter which had provided that the CFPB would not take supervisory or enforcement action against us for a violation of ECOA. We intend to continue to pursue a transparent and cooperative relationship with the CFPB, which could involve sharing information about our models and other aspects of our business. It is also possible the CFPB may take supervisory or enforcement action against us in the future.

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

For non-bank financial institutions, the FTC is also a primary regulator, and in recent years the FTC has been focused on practices of financial technology companies. Based on publicly available actions, the FTC’s primary focus has been with respect to financial technology company marketing and disclosure practices. For instance, in October 2018 the FTC took action against student loan refinance lender SoFi, claiming that the company made prominent false statements regarding the average savings a consumer would realize over the lifetime of the loan if they refinanced with SoFi. In addition, SoFi allegedly exaggerated claims of anticipated borrower savings by excluding certain customer populations from the analysis. In addition, in July 2021 the FTC settled litigation with LendingClub regarding, among other things, the adequacy of its disclosures of an origination fee associated with the product. Moreover, the FTC recently issued a staff report on digital “dark patterns,” sophisticated design practices that can trick or manipulate consumers into buying products or services or giving up their private information, that, among other things, highlighted marketing and disclosure practices by some financial technology companies that the FTC claimed were deceptive because of their use of dark patterns. Based upon prior enforcement actions, staff reports, and statements by FTC officials, we believe this scrutiny of financial technology company marketing and disclosure practices will continue in the near future. While we maintain policies and procedures that require our marketing and loan application and servicing operations comply with UDAP standards, we may not be successful in our efforts to achieve compliance either due to internal or external factors, such as resource allocation limitations or a lack of vendor cooperation.

The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of existing or new governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

We receive, transmit and store large volumes of personal information and other sensitive data, which may potentially include biometric data as defined by state law, from applicants and borrowers. Each lending partner can access information about their respective borrowers and declined applicants via daily loan reports and other reporting tools that are provided via the platform. For loan institutional investors, while we generally limit access to personal information, we do share some personal information about borrowers with certain institutional investors. There are federal, state and foreign laws regarding privacy and the storing, sharing, use, disclosure and protection of personal information and sensitive data including those specific to biometric data. Specifically, cybersecurity and data privacy issues, particularly with respect to personal information, are increasingly subject to legislation and regulations to protect the privacy and security of personal information that is collected, processed and transmitted. For example, the GLBA includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to non-affiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by non-affiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy notices and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal borrower information. Privacy requirements under the GLBA are enforced by the CFPB, as well as the FTC, and under Section 5 of the Federal Trade Commission Act, we and our lending partners are prohibited from engaging in unfair and deceptive acts and practices, or UDAP. For example, both the FTC and CFPB have relied on UDAP/UDAAP principles to increase enforcement of “dark patterns”, the definition of which varies but has been defined as “design features used to deceive, steer, or manipulate users into behavior that is profitable for an online service, but often harmful to users or contrary to their intent.”

At the state level, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, requires, among other things, that covered companies provide disclosures to California residents and afford such persons new abilities to opt-out of certain sales or retention of their personal information by us. Aspects of the CCPA and its interpretation remain unclear. In addition, California voters approved Proposition 24 in the November 2020 election to create the California Privacy Rights Act, or CPRA, which amends and purports to strengthen the CCPA and created a state agency, the California Privacy Protection Agency, to enforce privacy laws. The CPRA amendments create obligations relating to consumer data as of January 1, 2023 (with a one-year lookback), and enforcement beginning March 29, 2024. Following the enactment of the CCPA, certain states, including but not limited to Texas, Virginia, Colorado and Utah, have enacted, and other states are proposing to enact, laws and regulations that impose obligations similar to the CCPA or that otherwise involve significant obligations and restrictions. While many of these laws include exemptions for information covered by the GLBA, and we therefore may be exempt from all or most obligations under many of these state privacy laws, some states may not provide for such exemptions, and such exemptions may not fully exempt us from compliance with state laws.

Many privacy and data security laws, such as the CCPA, apply to biometric data. However, some states have passed or are considering legislation that are biometric specific. For instance, in Illinois, the Biometric Information Privacy Act, or BIPA, specifically governs the collection, possession, and disclosure of biometric information or biometric identifiers. There has been a corresponding increase in litigation related specifically to state biometric privacy laws. Whether information we receive from borrowers is subject to state laws expressly governing biometric data depends on how such laws define “biometric data” or other similar terms of art.

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

The regulatory framework for artificial intelligence and machine learning technology is evolving and remains uncertain. For example, in April 2023, the FTC, DOJ, EEOC and CFPB released a joint statement on potential “threats” posed by artificial intelligence, such as contributing to discriminatory outcomes. Additionally, the CFPB published statements in May 2022 and September 2023 on the applicability of ECOA to artificial intelligence and machine learning underwriting models when generating adverse action notices. However, the language of ECOA remains unaltered. Therefore, it is possible that new laws and regulations will be adopted in the United States, or existing laws and regulations may be interpreted in new ways, that would affect the operation of our marketplace and the way in which we use artificial intelligence and machine learning technology, including with respect to fair lending laws. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

If we are required to register under the Investment Company Act, our ability to conduct business could be materially adversely affected.

The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. In general, an “investment company” is a company that holds itself out as an investment company or holds more than 40% of the total value of its assets (minus cash and government securities) in “investment securities.” We believe we are not an investment company. Our business involves developing and operating an online lending marketplace that provides our lending partners with access to technology, including proprietary AI models, and related services, so lending partners can assess the credit risk of potential borrowers and offer loans online, and our revenue derives primarily from fees based on the platform and referral services provided to our lending partners and loan servicing. We do not hold ourselves out as an investment company. We understand, however, that the loans held on our balance sheet could be viewed by the SEC or its staff as “securities,” which could in turn cause the SEC or its staff to view Upstart Holdings, Inc., Upstart Network, Inc., or an affiliate as an “investment company” subject to regulation under the Investment Company Act. We believe that we have never been an investment company because, among other reasons, we are primarily engaged in the business of providing an AI-based lending marketplace, and therefore can reasonably rely on exemptions from investment company status.

If we are not able to rely on exemptions from investment company status, we could be deemed an investment company and may be required to institute burdensome compliance requirements, restricting our activities in a way that could adversely affect our business, financial condition and results of operations. For example, among other things, we could be subject to investment company governance requirements; restricted as to future borrowings and in our transactions with affiliates; and be more limited in available corporate financing alternatives and compensation arrangements. If we were ever deemed to be in non-compliance with the Investment Company Act, we could also be subject to various penalties, including administrative or judicial proceedings that might result in censure, fine, civil penalties, cease-and-desist orders or other adverse consequences, as well as private rights of action, any of which could materially adversely affect our business.

If we are required to register under the Investment Advisers Act, our ability to conduct business could be materially adversely affected.

The IAA contains substantive legal requirements that regulate the manner in which “investment advisers” are permitted to conduct their business activities. We do not believe that we or our affiliates are required to register as an investment adviser with either the SEC or any of the various states, because our business consists of providing a marketplace for consumer lending and loan financing for which investment adviser registration and regulation does not apply under applicable federal or state law. However, one of our affiliates, Upstart Network, Inc., has notice filed as an exempt reporting adviser with the state of California based on its limited activities advising a fund.

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

If our transactions involving institutional investors who provide loan funding to our marketplace are found to have been conducted in violation of the Securities Act or similar state law, or we have generally violated any applicable law, our ability to obtain financing for loans facilitated through our marketplace could be materially adversely affected, and we could be subject to private or regulatory actions.

Certain transactions involving institutional investors or related to acquisitions may rely or have relied on exemptions from the registration requirements of the Securities Act provided for in Regulation D or Section 4(a)(2)

of the Securities Act. If any of these transactions were found to not be in compliance with the requirements necessary to qualify for these exemptions from Securities Act registration, or otherwise found to be in violation of the federal or state securities laws, our business could be materially adversely affected. The SEC or state securities regulators could bring enforcement actions against us, or we could be subject to private litigation risks as a result of any violation of the federal or state securities laws, which could result in civil penalties, injunctions and cease and desist orders from further violations, as well as monetary penalties of disgorgement, pre-judgment interest, rescission of securities sales, or civil penalties, any of which could materially adversely affect our business.

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

We, through our warehouse trust special purpose entities, have entered into warehouse credit facilities to partially finance the purchase of loans from certain lending partners that originate loans through our marketplace, which credit facilities are secured by the purchased loans.

Under our warehouse credit facility for unsecured personal loans (the “ULT Warehouse Credit Facility”), we may borrow from an aggregate of $250.0 million financing capacity, $75.0 million of which is available to us at the discretion of the lender, until the earlier of June 2025 and an accelerated amortization event. Any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity in June 2026. As of December 31, 2023, the amount borrowed under the ULT Warehouse Credit Facility was $247.9 million, and $350.4 million of aggregated fair value of loans purchased were pledged as collateral. Under our warehouse facility for auto loans (the “UAWT Warehouse Credit Facility”), we may borrow up to $200 million until June 14, 2024, and any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity twelve months after the determined amortization date. As of December 31, 2023, the amount borrowed under the UAWT Warehouse Credit Facility was $139.5 million, and $277.6 million of aggregated fair value of loans purchased were pledged as collateral.

Our warehouse credit facilities impose operating and financial covenants on the applicable warehouse trust special purpose entity, and under certain events of default, the applicable lender could require that all or a portion of our outstanding borrowings become immediately due and payable or terminate their respective agreement with us. We have in the past, and may in the future, fail to comply with certain operating or financial covenants in our warehouse credit facilities, requiring a waiver from our lenders. If we are unable to repay our obligations at maturity or in the event of default, the applicable borrowing warehouse trust special purpose entity may have to liquidate the loans held as collateral at an inopportune time or price or, if the lender liquidated the loans, such warehouse trust would have to pay any amount by which the original purchase price exceeded their sale price. An event of default would negatively impact our ability to purchase loans from our marketplace and require us to rely on alternative funding sources, which might increase our costs or which might not be available when needed. If we were unable to arrange new or alternative methods of financing on favorable terms, we might have to limit our loan funding, which could have an adverse effect on our lending partners’ ability or willingness to originate new loans or our ability to use leverage for the loans we hold, which in turn would have an adverse effect on our business, results of operations and financial condition.

Corporate and asset-backed debt ratings could adversely affect our ability to support loan funding for our marketplace at attractive rates, which could negatively affect our results of operations, financial condition and liquidity.

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

Our asset-backed securities have been subject to downgrades in the past, and any future downgrade or non-publication of ratings may increase the interest rates that are required to attract investment in such asset-backed securities, adversely impacting our ability to provide liquidity or financing to our lending partners and institutional investors. Our lack of parent debt rating and any further downgrades to the ratings of our asset-backed securities could negatively impact our business, financial condition and results of operations.

We may need to raise additional funds in the future, including through equity, debt or convertible debt financings, to support business growth and those funds may not be available on acceptable terms, or at all.

We may continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new loan products, enhance our AI models, supplement loan funding, improve our operating infrastructure, acquire complementary businesses and technologies, or make strategic investments. Accordingly, we may need to engage in equity, debt or convertible debt financings to secure additional funds. If we raise additional funds by issuing equity securities or securities convertible into equity securities, our stockholders may experience dilution. For example, if we elect to deliver shares of our common stock to settle the conversion (other than paying cash in lieu of delivering any fractional share) of the Notes (as defined below), it may have a dilutive effect on our stockholders’ equity holdings. Further, debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders.

If we are unable to obtain adequate financing or on terms satisfactory to us when we require it, we may pursue alternate transactions or be unable to pursue certain business opportunities and our ability to continue to support our business growth and to respond to business challenges could be impaired and our business may be harmed.

In addition, in August 2021, we issued $661.3 million aggregate principal amount of 0.25% convertible senior notes due 2026, or Notes (including the exercise in full of the initial purchasers’ option to purchase an additional $86.3 million aggregate principal of additional Notes). Holders of the Notes may require us to purchase all or a portion of their Notes upon the occurrence of a fundamental change before the maturity date at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Additionally, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to pay the Notes in cash at their maturity unless earlier converted, redeemed or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes or pay cash for Notes being converted or at their maturity. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness at the time. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or pay cash with respect to Notes being converted or at maturity of the Notes.

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

As of December 31, 2023, a valuation allowance has been recorded to recognize only deferred tax assets that are more likely than not to be realized in the United States federal, state and local tax jurisdictions. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

We may also be limited in the portion of NOLs that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. The Tax Cuts and Jobs Act, or the Tax Act made broad and complex changes to U.S. tax law, including changes to the uses and limitations of NOLs. A lack of future taxable income would adversely affect our ability to utilize NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be limited under similar provisions of state and local law.

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

As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may adversely impact our results of operations in future years in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

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
•general economic conditions, including economic slowdowns, recessions, rising interest and inflation rates, tightening of credit markets and disruptions in the banking sector;
•a reduction in the availability of loan funding and liquidity from lending partners and institutional investors;
•quarterly fluctuations in demand for the loans we facilitate through our marketplace;
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
•recruitment or departure of key personnel; and
•other events or factors, including those resulting from war, incidents of terrorism, political unrest, natural disasters, pandemics or responses to these events.

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

Our amended and restated certificate of incorporation authorizes us to issue 613,669,697 shares of authorized but unissued common stock and rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 6,420,703 shares for issuance under our 2020 Equity Incentive Plan subject to adjustment in certain events. Any common stock that we issue, including under our 2020 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.
ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have established policies and processes for identifying, assessing, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct risk assessments to identify cybersecurity threats annually as well as in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to mitigate identified risks; reasonably address any identified gaps in existing safeguards; and monitor the effectiveness of our safeguards. We devote resources and designate high-level personnel, including our Chief Information Security Officer who reports to our Chief Risk Officer, to manage the risk assessment and mitigation process. Our Chief Information Security Officer works closely with a team of cybersecurity professionals with extensive experience and expertise in cybersecurity threat assessments and detection, incident response and mitigation.

As part of our overall risk management system, we assess our safeguards in collaboration with various functional teams, including Information Security, Information Technology, Risk and Legal, and train our employees on these safeguards. Personnel at all levels and teams are required to receive periodic security awareness training to ensure that they understand our cybersecurity policies and their roles in protecting our information systems or any information residing therein.

We have a set of company-wide policies and procedures concerning cybersecurity matters that include security risk assessment, identity and access control, vendor security and network security. There are other policies related to cybersecurity involving employees' use of company equipment and resources, generative AI, remote work and workplace security and safety. These policies are reviewed periodically and approved by appropriate members of management.

We engage assessors, consultants, auditors, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. These services include Web Application Penetration Testing, Infrastructure security testing, NIST assessments, third party partner due diligence audits, consultant engagements, incident response preparedness, and vendor security review. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, in connection with the services they provide to us, and to promptly report any suspected breach of its security measures that may affect us.

For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please see Item 1.A. “Risk Factors” of this Annual Report on Form 10-K, including the risk factors titled “—Security breaches and incidents compromising borrowers’ confidential information that we store may harm our reputation, adversely affect our results of operations and expose us to liability”.

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for oversight of our risk management framework, which is designed to monitor and manage strategic and operational risks. Management is responsible for the day-to-day identification, assessment and management of risks in our operations, including cybersecurity risks. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.

Our Chief Information Security Officer has more than 20 years of information security expertise and is primarily responsible to identify, assess and manage our material risks from cybersecurity threats. Our Chief Information Security Officer started his career as a security engineer and has held various leadership positions in the security function at Microsoft, Netflix, Bridgewater Associates and, most recently, Robinhood. He received a bachelor degree in management information systems and holds an industry certification.

Our Chief Information Security Officer oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our Chief Information Security Officer is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents include the following: tabletop exercises, vulnerability management programs, internal & external security risk assessments, threat modeling processes of new services, third party security risk functions, incident response processes, phishing awareness programs, and additional control validation services.

Our Chief Risk Officer reports to our CEO, and our Chief Risk Officer and/or Chief Information Security Officer provide quarterly briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing and activities of third parties. Our audit committee provides updates to the Board of Directors on such reports. We also have an established incident response plan led by our Chief Information Security Officer that lays out the process for the assessment, response and notifications internally and externally upon the occurrence of a cybersecurity incident. Depending on the nature and severity of an incident, our process, including those set forth in the incident response plan, provides for escalation and notification to management, the audit committee and the Board of Directors and/or external parties, as appropriate.
ITEM 2. PROPERTIES

Our corporate headquarters are located in San Mateo, California and Columbus, Ohio and consist of 108,015 square feet and 54,870 square feet of space, respectively, under leases that expire in February 2028 and June 2027, respectively. In addition to our headquarters, we lease 146,024 square feet of office space for origination and servicing operations in Columbus, Ohio expiring in August 2029 and we lease 12,493 square feet of office space in Austin, Texas expiring in February 2028.

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

Holders of Record

As of February 8, 2024, we had 160 holders of record of our common stock. Because many of our shares of common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these holders of record.

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

Unregistered Sales of Equity Securities

There were no repurchases of the Company’s common stock during the three months ended December 31, 2023.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2024 Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Nasdaq Global Select Index and the S&P Information Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 16, 2020, the date our common stock began trading on the Nasdaq Global Select Market, and its relative performance is tracked through December 31, 2023. The returns shown are based on historical results and are not intended to suggest future performance.

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
Overview

Upstart applies artificial intelligence models and cloud applications to the process of underwriting consumer credit. Our AI marketplace connects consumers with our lending partners. Consumers can access Upstart-powered loans via Upstart.com, through a lender-branded product on our lending partners’ own websites, and through auto dealerships that use our Upstart Auto Retail software. We enable our lending partners to provide an exceptional digital-first experience to consumers and originate valuable credit products. As our technology continues to improve and additional lending partners adopt our platform, consumers benefit from improved access to affordable and frictionless credit.

We believe that banks and other traditional lenders will continue to be at the forefront of consumer lending in the United States. We believe AI lending will become increasingly critical as this industry continues to undergo a broad digital transformation. Our strategy is to partner with banks and credit unions and provide them with access to an AI lending marketplace that they can configure as they originate consumer loans under their own brand, according to their own business and regulatory requirements.

Loans issued through our marketplace are retained by our lending partners, purchased by our network of institutional investors, or funded by Upstart’s balance sheet. Investors may also invest in Upstart-powered loans through our pass-through and securitization programs.

As of December 31, 2023, out of the total principal of loans transacted on our marketplace in 2023, 48% were purchased by institutional investors, 32% were retained by our lending partners, 16% were held on our balance sheet, and the remaining 4% were contributed as collateral to the securitization transaction we completed in July 2023, which we have consolidated in our financial statements. Starting in 2022, we increased the utilization of our balance sheet to fund loans to fill gaps in investor demand, to aid in price discovery, and to hold loans on our balance sheet for research and development purposes (“R&D Loans”), including to test and evaluate our AI models for these loans. R&D Loans are primarily our auto refinance and auto retail loan products, personal loan products issued to new categories of borrowers, and other new loan products. R&D Loans are not yet part of our established capital markets programs or other loan funding programs with institutional investors. The remainder of loans on our balance sheet represent core personal loans, which Upstart would sell to institutional investors.

To improve the loan funding capacity for our marketplace across business and macroeconomic cycles, we secured multiple committed capital arrangements with institutional investors in 2023, which delivered a significant amount of loan funding to the Upstart marketplace. We continue our work on expanding committed capital arrangements for our marketplace.
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
Credit Performance

While the credit performance of Upstart-powered loans can be impacted by a variety of macroeconomic and other factors, we consider credit performance to be one of the most important measures of the effectiveness of our AI models. We evaluate the credit performance of core personal loans by comparing the target returns expected at the time of origination to the returns received by our lending partners and institutional investors. The target return, a critical component of our loan pricing, is calculated using estimated cash flows, which are developed based on a number of factors, including credit losses and prepayment rates. While target returns across our lending partners and institutional investors vary depending on their programs’ objectives and risk tolerance, overall performance is calculated based on the variance between the initially expected returns and the actual return on capital invested in Upstart-powered loans.

Lending is a cyclical industry, and we believe it is important to take a long-term view of credit performance. An equal investment in all vintages of Upstart-powered core personal loans that originated in the first quarter of 2018 through the third quarter of 2023 is currently expected to deliver returns in line with a blended target of 9.0%. At a more granular level, all quarterly vintages of core personal loans that originated in 2018 through the fourth quarter of 2020 are currently forecasted to meet or exceed the target returns set at the time of loan origination. The quarterly vintages of core personal loans that originated in the first quarter 2021 through the second quarter 2023 are currently forecasted to underperform relative to their target returns. The core personal loans that originated in the third quarter of 2023 or later are currently forecasted to deliver returns in line with target yields. This reversion in performance was driven by a combination of factors including increased conservatism in underwriting and the relative stabilization of macroeconomic conditions, as reflected in UMI. Refer to section “Factors Affecting Our Performance - Impact of Macroeconomic Environment” for additional details.

We have included similar disclosures in our Annual Report on Form 10-K for the year ended December 31, 2022, and in our Quarterly Reports on Form 10-Q starting from the quarter that ended June 30, 2022. We recently identified an error in the calculations that supported some of these statements. This resulted in an overstatement of the expected return of an equal investment in all vintages of Upstart-powered core personal loans that originated in the first quarter of 2018 through the third quarter of 2023 by 0.9 - 1.3% for each disclosure. The error also impacted our forecasts of the performance of certain quarterly loan vintages relative to target returns in the aforementioned reports. After correcting for the error, vintages retained by the hypothetical lending partner that we forecasted to meet or exceed target returns still include those originated from mid-2018 through mid-2021, but no longer include vintages from mid-2021 through mid-2022. Loans purchased by the hypothetical institutional investor would have been expected to experience underperformance relative to target returns through mid-2023 vintages, not through

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
mid-2022 vintages. Importantly, the error did not impact any of our financial statements, any forecasts prepared for our actual lending partners or institutional investors, or the overall expected performance trend.

For the core personal loans held on our balance sheet, target returns are set similar to those of our institutional investors. We purchase core personal loans to address fluctuations of supply and demand in our marketplace and periodically sell these loans to institutional investors prior to their maturity. Demonstrated credit performance significantly influences sale prices in these transactions and impacts our overall financial results.

We measure credit performance of R&D loans, which are a substantial part of the loan portfolio held on our balance sheet (refer to section “Liquidity and Capital Resources - Composition of Retained Loan Portfolio”), using an approach similar to the core personal loans held on our balance sheet. Variances between targeted and actual returns for these loans are expected to be higher, as the underlying risk models are in the early phases of their development cycle. The initial target returns for these products are also generally lower than comparative market benchmarks. The combination of these factors decreases the value of R&D loans on our balance sheet, which negatively impacts our overall financial results. However, this is a required part of our product development cycle, and should be considered alongside other product development costs, such as data science and engineering. These costs collectively are managed as part of overall investment in product development. As our R&D models improve, we expect the difference between target and delivered returns will decrease and converge to market returns. This will allow us to launch these products for our lending partners and institutional investors, at which point they become part of our core product offerings.
Factors Affecting Our Performance
Continued Improvements to Our AI Models

Much of our historical growth has been driven by improvements to our AI models. These models benefit over time from a flywheel effect that is characteristic of machine learning systems: accumulation of repayment data leads to improved accuracy of risk and fraud predictions, which generally results in higher approval rates and lower interest rates, leading to increased volume, and consequently greater accumulation of repayment data. This virtuous cycle describes an important mechanism by which our business grows simply through model learning and recalibration. We expect to continue to invest significantly in the development of our AI models and platform functionalities.

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

In response to this challenging macroeconomic environment where many lenders and credit investors have significantly reduced or paused investments in Upstart-powered loans, we announced reductions in workforce in November 2022 (“November 2022 Plan”) and January 2023 (“January 2023 Plan”) that resulted in the termination of approximately 7% and 20% of our workforce, respectively. These steps were designed to reduce operating costs, streamline operations and return Upstart to profitability in the future. As of December 31, 2023, we have completed both the November 2022 Plan and January 2023 Plan. Refer to “Note 16. Reorganization Expenses” for more information.

Further, several of our lending partners have paused or reduced loan originations in order to limit their exposure in the current macroeconomic environment. Further disruption in financial markets could impair our lending partners and result in further constrained funding, which would adversely impact our business, financial condition and operating results. In order to create greater stability for our business, in 2023 we secured several committed capital arrangements with institutional investors that contribute loan funding over longer durations. We continue our work on expanding committed capital arrangements and in the interim period, we have utilized and may continue to utilize our balance sheet to support loan funding. While our goal remains to operate as a capital-light marketplace for credit, we will continue to leverage our balance sheet in the short term as we evaluate opportunities to implement a committed capital structure.

Our credit decisioning process takes into account macroeconomic conditions, such as unemployment levels and personal savings rates, that we receive from third party sources. To respond to macroeconomic changes and provide relevant and up-to-date information to our lending partners, we introduced a new metric, UMI, in 2023. UMI is designed to quantify the level of underlying macroeconomic risk, specific to our borrower base, relative to a benign credit environment. A UMI of 1.0 reflects loan losses at this baseline rate. We subsequently launched an update to UMI which removes seasonal patterns to better describe the underlying macroeconomic effects. As of December 31, 2023, UMI was measured at approximately 1.65, meaning that current macroeconomic conditions contributed an incremental risk of approximately 65% to the repayment performance of an Upstart-powered loan, compared to the baseline.

UMI impacts interest rates for loans offered on our marketplace and, as a result, affects the pool of qualified potential borrowers and consumer demand for the loans. The elevated level of UMI resulted in higher interest rates for the loans offered on our marketplace and in turn, decreased the size of the pool of qualified potential borrowers and the borrower acceptance rates of such loans. With our investment in UMI, we focus on our ability to better separate risk among borrowers in our credit decisioning process in changing macroeconomic conditions.

We continuously monitor the direct and indirect impacts of the current macroeconomic conditions on our business, financial condition, and results of operations.
Lending Partner and Market Adoption

Lending partners play two key roles in Upstart’s ecosystem: funding loans and acquiring new customers. Traditional lenders, such as banks, tend to enjoy efficient sources of funding due to their expansive base of deposits. As they adopt our technology and fund a growing proportion of our marketplace transactions, offers made to borrowers will typically improve, generally leading to higher conversion rates and faster growth for our platform.

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

We believe that disruptions in the banking sector may limit our ability to attract new lending partners and may cause existing lending partners to reduce loan originations on our platform. In order to address recent funding constraints for our personal loans, Upstart has utilized its balance sheet to support short-term funding requirements of loans that would otherwise be purchased and held by institutional investors or securitized. In 2023, we secured several committed capital arrangements with institutional investors, which have delivered, and are expected to deliver, a significant amount of loan funding to the Upstart marketplace.

We believe that continued focus on improving our AI models and demonstrating strong performance of Upstart-powered loans over time will allow us to further diversify our sources of capital for our lending marketplace and mitigate the volatility in our loan funding supply.

Product Expansion and Innovation

We believe that significant growth opportunities exist to apply our evolving AI technology to additional segments of credit, and we continue to invest in research and development of our products. In 2022, we introduced a new offering of personal loans for borrowers interested in small dollar loans, and in the third quarter of 2023, we launched a HELOC product on our platform. We may incur expenses to support the launch of new products and fund early loan originations. Monetization prospects for new products are uncertain, and costs associated with integrating, developing and marketing new products might not be recovered, which could weigh on our top-line growth and profitability.

In 2020, we announced our entry into the auto lending market and in April 2021, we acquired Prodigy Software, Inc. (“Prodigy”), a leader in automotive commerce software solutions. Prodigy provided a modern multi-channel car buying experience, helping dealerships serve consumers with a holistic software solution that integrates legacy systems. The acquisition enabled the launch of Upstart Auto Retail software, a cloud-based solution that enables dealerships across the country, where the vast majority of auto loans are transacted, to provide consumers with access to Upstart-powered auto loans.

As part of the January 2023 Plan, we suspended development work for small business loans to focus our resources on acceleration of further development of our personal loan, auto loan, and HELOC products.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction. The following presents our key operating and financial metrics:

	Year Ended December 31,
	2021	2022	2023
Transaction Volume, Dollars	$11,751,762	$11,204,274	$4,645,669
Transaction Volume, Number of Loans(1)	1,314,591	1,129,672	437,659
Conversion Rate	23.7%	14.1%	9.7%
Percentage of Loans Fully Automated	69%	75%	87%

Contribution Profit(2)	$397,880	$446,751	$353,294
Contribution Margin(2)	50%	49%	63%
Adjusted EBITDA(2)	$231,946	$37,161	$(17,217)
Adjusted EBITDA Margin(2)	27%	4%	(3)%
Adjusted Net Income (Loss)(2)	$224,141	$19,373	$(46,933)
Adjusted Net Income (Loss) Per Share:
Basic(2)	$2.87	$0.23	$(0.56)
Diluted(2)	$2.37	$0.21	$(0.56)
_______
(1)Transaction Volume, Number of Loans is shown in ones for the years presented.
(2)Represents a non-GAAP financial measure. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for further information.
Transaction Volume

We define Transaction Volume, Dollars as the total principal of loan originations facilitated on our marketplace during the years presented. We define Transaction Volume, Number of Loans as the number of loan originations facilitated on our marketplace during the years presented. Increases in Transaction Volume are dependent on our loan funding programs having sufficient access to capital. Decreases in the availability of funding due to factors such as volatility in the capital markets and macroeconomic conditions will generally cause a decline in Transaction Volume. Transaction Volume is driven by improvements in our AI models and technology, including our ability to streamline and automate the loan application and origination process. Transaction Volume can also be driven by borrower acceptance rates and their sensitivity to the interest rates offered through our platform. We believe these metrics are good proxies for our overall scale and reach as a marketplace. Transaction Volume, Dollars decreased by 59% in the year ended December 31, 2023 compared to the prior year and Transaction Volume, Number of Loans decreased by 61% over the same year. This contraction was driven by a reduction in funding availability caused by macroeconomic uncertainty and by elevated consumer risk and cost of funds. These changing macroeconomic conditions required adjustments to our models which resulted in our loans becoming more expensive and decreasing both the pool of qualified potential borrowers and overall consumer demand.
Conversion Rate

We define Conversion Rate as the Transaction Volume, Number of Loans in a period divided by the number of rate inquiries received that we estimate to be legitimate, which we record when a borrower requests a loan offer on our platform. We track this metric to understand the impact of improvements to the efficiency of our borrower funnel on our overall growth. Historically, our Conversion Rate has benefited from improvements to our technology, which have made our evaluation of risk more accurate and our verification process more automated, or from the addition of lending partners that have made our offers more competitive. However, our Conversion Rate can be impacted by a variety of internal factors such as changes in the amount of origination fees that we charge or

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
changes in the rate of returns we target for our lending partners and institutional investors. External factors, including shifts in macroeconomic conditions, also impact our Conversion Rate. For example, as the U.S. Federal Reserve raises interest rates, the average interest rates charged to borrowers for Upstart-powered loans also increase, which results in decreases to our Conversion Rate. Our ability to continue to improve our Conversion Rate depends in part on our ability to continue to improve our AI models and Percentage of Loans Fully Automated and the mix of marketing channels in any given period. Our Conversion Rate decreased to 9.7% in the year ended December 31, 2023 from 14.1% in the year ended December 31, 2022 primarily driven by lower approval rates following the significant increase in interest rates, which were in turn driven by elevated risk and cost of capital. The impact of these factors was partially offset by an increased portion of repeat borrowers on our platform.
Percentage of Loans Fully Automated

A driver of our Contribution Margin and operating efficiency is the Percentage of Loans Fully Automated, which is defined as the total number of loans in a given period originated end-to-end (from initial rate request to final funding for personal loans and small dollar loans and from initial rate request to signing of the loan agreement for auto loans) with no human involvement required divided by the Transaction Volume, Number of Loans in the same period. We have been successful in increasing the level of loan automation on the platform over the past few years while simultaneously holding fraud rates constant and at very low levels. We believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. We expect growth of the percentage of loans fully automated to subside in the near term. However, the expansion of our loan offerings may cause it to fluctuate from period to period depending on the loan offering mix and other external factors. Our Percentage of Loans Fully Automated increased to 87% in the year ended December 31, 2023 from 75% in the year ended December 31, 2022 , driven primarily by increasing the accuracy of our models, by eliminating previously manual processes, and by an increased portion of repeat borrowers on our platform.
Contribution Profit and Contribution Margin

To derive Contribution Profit, we subtract from revenue from fees, net our borrower acquisition costs as well as our borrower verification and servicing costs. To calculate Contribution Margin we divide Contribution Profit by revenue from fees, net.

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Year Ended December 31,
	2021	2022	2023
Revenue from fees, net	$801,275	$907,272	$560,431
Borrower acquisition costs(1)	(307,613)	(302,713)	(90,517)
Borrower verification and servicing costs(2)	(95,782)	(157,808)	(116,620)
Total direct expenses	(403,395)	(460,521)	(207,137)
Contribution Profit	$397,880	$446,751	$353,294
Contribution Margin	50%	49%	63%
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

Adjusted EBITDA and Adjusted EBITDA Margin

We calculate Adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense and certain payroll tax expenses, depreciation and amortization, expense on convertible notes, net gain on a lease modification, provision for income taxes, and reorganization expenses. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue. Adjusted EBITDA and Adjusted EBITDA Margin includes interest expense from corporate debt and warehouse credit facilities which is incurred in the course of earning corresponding interest income. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin.
Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

We define Adjusted Net Income (Loss) as net income (loss) exclusive of stock-based compensation expense and certain payroll tax expenses as well as certain items that are not related to core business and ongoing operations, such as reorganization expenses and net gain on a lease modification. Adjusted Net Income (Loss) Per Share is calculated by dividing Adjusted Net Income (Loss) Per Share by the weighted-average common shares outstanding. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Share.

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

The Company also recognizes fees in relation to contracts with auto dealers for the use of Upstart Auto Retail software, a cloud-based solution that facilitates dealership operations and enables them to provide consumers with access to Upstart-powered auto loans. Refer to “Note 2. Revenue” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.
Servicing and Other Fees, Net
Servicing fees are calculated as a percentage of outstanding principal and are charged monthly to any entities holding loans facilitated through our marketplace, to compensate us for activities we perform throughout the loan term, including collection, processing and reconciliations of payments received, institutional investor reporting and borrower customer support. Servicing fees are recorded net of any gains, losses or changes to fair value recognized in the underlying servicing rights and obligations, which are carried as assets and liabilities on our consolidated balance sheets. Upstart currently acts as loan servicer for substantially all outstanding loans facilitated

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
through the Upstart marketplace. Borrower payment collections for loans that are more than 30 days past due or charged off are generally outsourced to third-party collection agencies. Upstart charges lending partners and institutional investors for collection agency fees related to their outstanding loan portfolio. Upstart also receives certain ancillary fees on a per transaction basis inclusive of late payment fees and ACH fail fees.
Interest Income, Interest Expense, and Fair Value Adjustments, Net

Interest income, interest expense, and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments held on our consolidated balance sheets as part of our ongoing operating activities, excluding loan servicing assets and liabilities. Interest income, interest expense, and fair value adjustments, net also includes realized gain (loss) on the sale of loans. Interest income, interest expense, and fair value adjustments, net can fluctuate based on the fair value of financial instruments held on our consolidated balance sheets. This amount has historically been a small percentage of our total revenue, and we do not manage our business with a focus on growing this component of revenue.
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Income (Expense), Net

For the year ended December 31, 2021, other income (expense), net primarily consists of our voluntarily repayment of proceeds received in the previous year under the Paycheck Protection Program plus related accrued interest. In the year ended December 31, 2022 and 2023, other income (expense), net primarily consists of dividend income earned by the Company on its unrestricted cash balances.

Expense on Convertible Notes

Expense on convertible notes is comprised of coupon interest expense and amortization of the debt discount on our convertible notes.
Results of Operations

The following table summarizes our historical consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
	2021	2022	2023
Revenue:
Revenue from fees, net	$801,275	$907,272	$560,431
Interest income, interest expense, and fair value adjustments, net:
Interest income	20,634	105,580	168,996
Interest expense	(3,274)	(10,843)	(34,894)
Fair value and other adjustments	29,954	(159,565)	(180,971)
Interest income, expense, and fair value adjustments, net	47,314	(64,828)	(46,869)
Total revenue	848,589	842,444	513,562
Operating expenses(1):
Sales and marketing	333,453	345,776	127,143
Customer operations	117,579	187,994	150,418
Engineering and product development	133,999	237,247	280,138
General, administrative, and other	122,677	185,290	212,388
Total operating expenses	707,708	956,307	770,087
Income (loss) from operations	140,881	(113,863)	(256,525)
Other income (expense), net	(5,174)	9,473	21,206
Expense on convertible notes	(1,976)	(4,684)	(4,706)
Net income (loss) before income taxes	133,731	(109,074)	(240,025)
(Benefit) provision for income taxes	(1,712)	(409)	107
Net income (loss)	$135,443	$(108,665)	$(240,132)
________
(1)Includes stock-based compensation expense as follows:

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31,
	2021	2022	2023
Sales and marketing	$6,059	$11,354	$8,166
Customer operations	6,251	9,355	10,683
Engineering and product development	39,191	72,169	110,381
General, administrative, and other	21,685	33,067	45,809
Total stock-based compensation	$73,186	$125,945	$175,039

Revenue
Revenue from Fees, Net

The following table sets forth our revenue from fees, net in the years presented:

	Year Ended December 31,		Change
	2022	2023	$	%
Platform and referral fees, net	$732,237	$414,120	$(318,117)	(43)%
Servicing and other fees, net	175,035	146,311	(28,724)	(16)%
Total revenue from fees, net	$907,272	$560,431	$(346,841)	(38)%

Revenue from fees, net decreased $346.8 million, or 38%, in the year ended December 31, 2023, compared to the prior year, due to a $318.1 million decrease in revenue from platform and referral fees, net and a $28.7 million decrease in servicing and other fees, net. The decrease of the platform and referral fees, net was primarily driven by a 61% decrease in the Transaction Volume, Number of Loans from 1,129,672 in the year ended December 31, 2022 to 437,659 in the year ended December 31, 2023, which was partially offset by increases in prices of our services. The decrease in servicing fees was primarily due to a decrease in the outstanding principal of serviced loans, as well as a decrease in net gain related to loan servicing rights upon loan sales.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Interest Income, Interest Expense, and Fair Value Adjustments, Net

	Year Ended December 31,		Change
	2022	2023	$	%
Operating entities(1):
Interest income	$105,580	$149,299	$43,719	41%
Interest expense	(10,843)	(28,161)	(17,318)	(160)%
Fair value adjustments, net	(159,565)	(175,475)	(15,910)	(10)%
Consolidated securitization entities:
Interest income	$—	$19,697	$19,697	100%
Interest expense	—	(6,733)	(6,733)	(100)%
Fair value adjustments, net	—	(5,496)	(5,496)	100%
Total Company:
Interest income	$105,580	$168,996	$63,416	60%
Interest expense	(10,843)	(34,894)	(24,051)	(222)%
Fair value adjustments, net	(159,565)	(180,971)	(21,406)	(13)%
Total interest income, interest expense, and fair value adjustments, net	$(64,828)	$(46,869)	$17,959	28%
_________
(1)Consists of balances recognized by entities participating in ongoing operating activities of the Company, excluding entities associated with the UPST 2023-2 consolidated securitization.

Interest income, interest expense, and fair value adjustments, net increased $18.0 million, or 28%, in the year ended December 31, 2023, compared to the prior year. The increase was primarily driven by a $63.4 million increase in interest income, including a $19.7 million increase in interest income recognized by consolidated securitization entities, due to an increase in unpaid principal balance of loans held on the consolidated balance sheets. The increase was partially offset by a $24.1 million increase in interest expense due to an increase in borrowings compared to the prior year, including $6.7 million of interest expense recognized by consolidated securitization entities. The increase in unfavorable fair value adjustments, net is primarily attributable to a $29.0 million net impact of increased loan charge-offs and the impact of mark-to-market fair value adjustments, including $5.5 million recognized by consolidated securitization entities, and fair value adjustments related to the beneficial interests of $26.5 million. This net impact was partially offset by a $34.1 million decrease in realized loss on loan sales during the year ended December 31, 2023 compared to the prior year.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
	2022	2023	$	%
Sales and marketing	$345,776	$127,143	$(218,633)	(63)%
% of revenue	41%	25%
Sales and marketing expenses decreased by $218.6 million, or 63%, in the year ended December 31, 2023 compared to the prior year. The decrease was primarily due to a $212.2 million decrease in advertising and other traffic acquisition cost. As a percentage of total revenue, sales and marketing expenses decreased from 41% to 25%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Customer Operations

	Year Ended December 31,		Change
	2022	2023	$	%
Customer operations	$187,994	$150,418	$(37,576)	(20)%
% of revenue	22%	29%
Customer operations expenses decreased by $37.6 million, or 20%, in the year ended December 31, 2023, compared to the prior year. The decrease was primarily due to a $35.6 million decrease in payroll and other personnel-related expenses due to a decrease in headcount and Transaction Volume. As a percentage of total revenue, customer operations expenses increased from 22% to 29%.
Engineering and Product Development

	Year Ended December 31,		Change
	2022	2023	$	%
Engineering and product development	$237,247	$280,138	$42,891	18%
% of revenue	28%	55%
Engineering and product development expenses increased by $42.9 million, or 18%, for the year ended December 31, 2023, compared to the prior year. The increase was primarily due to a $45.8 million increase in payroll and other personnel-related expenses, primarily driven by a $39.0 million expense related to the one time cancellation of PRSUs for our CTO. The increase was offset by a $2.9 million decrease on engineering infrastructure, support services, and consultants. As a percentage of total revenue, engineering and product development expenses increased from 28% to 55%.
General, Administrative, and Other

	Year Ended December 31,		Change
	2022	2023	$	%
General, administrative, and other	$185,290	$212,388	$27,098	15%
% of revenue	22%	41%

General, administrative, and other expenses increased by $27.1 million, or 15%, for the year ended December 31, 2023, compared to the prior year. The increase was primarily due to an increase of $22.9 million in payroll and personnel-related costs as a result of increased stock-based compensation expense and severance payments under the January 2023 Plan and an increase of $11.4 million in depreciation and amortization expense. The increase was partially offset by a decrease of $6.0 million in other personnel-related expenses driven by a decrease in headcount and a $3.1 million decrease in insurance expense. As a percentage of total revenue, general, administrative, and other expenses increased from 22% to 41%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Income (Expense), Net

	Year Ended December 31,		Change
	2022	2023	$	%
Other income (expense), net	$9,473	$21,206	$11,733	124%

In the year ended December 31, 2023, other income (expense), net increased by $11.7 million, or 124%, compared to the prior year. The increase was primarily due to an increase of $11.7 million in dividend income as yields on sweep investments have increased due to rising interest rates.

Expense on Convertible Notes

	Year Ended December 31,		Change
	2022	2023	$	%
Expense on convertible notes	$4,684	$4,706	$22	—%

For the year ended December 31, 2023 the expense on convertible notes remained relatively consistent compared to the prior year.

Reconciliation of Non-GAAP Financial Measures

To supplement our consolidated financial statements prepared and presented in accordance with GAAP, we use the non-GAAP financial measures of Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share to provide investors with additional information about our financial performance and to enhance the overall understanding of our past performance and future prospects. We are presenting these non-GAAP financial measures because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple years with the performance of other companies.

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

To address these limitations, we provide a reconciliation of Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share to loss from operations and net income (loss), respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income (Loss), and Adjusted Net Income (Loss) Per Share in conjunction with their respective related GAAP financial measures.

Contribution Profit and Contribution Margin

We use Contribution Profit and Contribution Margin as part of our overall assessment of performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board of Directors concerning our financial performance. We believe Contribution Profit and Contribution Margin are useful to investors for year-to-year comparisons of our

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
business and in evaluating and understanding our operating results and ability to scale. Contribution Profit and Contribution Margin are also useful to investors because our management uses Contribution Profit and Contribution Margin, in conjunction with financial measures prepared in accordance with GAAP, to evaluate our operating results and financial performance and the effectiveness of our strategies.

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

	Year Ended December 31,
	2021	2022	2023
Revenue from fees, net	$801,275	$907,272	$560,431
Income (loss) from operations	140,881	(113,863)	(256,525)
Operating Margin	18%	(13)%	(46)%
Sales and marketing, net of borrower acquisition costs(1)	$25,840	$43,063	$36,626
Customer operations, net of borrower verification and servicing costs(2)	21,797	30,186	33,798
Engineering and product development	133,999	237,247	280,138
General, administrative, and other	122,677	185,290	212,388
Interest income, interest expense, and fair value adjustments, net	(47,314)	64,828	46,869
Contribution Profit	$397,880	$446,751	$353,294
Contribution Margin	50%	49%	63%
_________
(1)Borrower acquisition costs were $307.6 million, $302.7 million, and $90.5 million for the year ended December 31, 2021, 2022 and 2023, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses associated with the January 2023 Plan.
(2)Borrower verification and servicing costs were $95.8 million, $157.8 million, and $116.6 million for the year ended December 31, 2021, 2022 and 2023, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses associated with the January 2023 Plan.

Adjusted EBITDA and Adjusted EBITDA Margin

We believe that Adjusted EBITDA and Adjusted EBITDA Margin are useful for investors to use in comparing our financial performance with the performance of other companies for the following reasons:
•Adjusted EBITDA and Adjusted EBITDA Margin are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation, and interest expense, that can vary substantially from company to company depending upon their financing and capital structures, and the method by which assets were acquired; and

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
•Adjusted EBITDA and Adjusted EBITDA Margin eliminate the impact of certain items such as stock-based compensation expense and certain payroll tax expense, expense on convertible notes, acquisition-related costs, reorganization expenses, and net gain on lease modification that may obscure trends in the underlying performance of our business; and
•Adjusted EBITDA and Adjusted EBITDA Margin provide consistency and comparability with our past financial performance, and facilitate comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

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

	Year Ended December 31,
	2021	2022	2023
Total revenue	$848,589	$842,444	$513,562
Net income (loss)	135,443	(108,665)	(240,132)
Net Income (Loss) Margin	16%	(13)%	(47)%
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	$87,461	$128,038	$178,400
Depreciation and amortization	7,541	13,513	24,903
Reorganization expenses	—	—	15,536
Expense on convertible notes	1,976	4,684	4,706
Net gain on lease modification	—	—	(737)
(Benefit) provision for income taxes	(1,712)	(409)	107
Acquisition-related costs	1,237	—	—
Adjusted EBITDA	$231,946	$37,161	$(17,217)
Adjusted EBITDA Margin	27%	4%	(3)%
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

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

We define Adjusted Net Income (Loss) as net income (loss) exclusive of stock-based compensation expense and certain payroll tax expense, reorganization expenses, and net gain on lease modification. Adjusted Net Income (Loss) Per Share is calculated by dividing Adjusted Net Income (Loss) Per Share by the weighted-average common shares outstanding. We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share are useful measures for investors in evaluating our ability to generate earnings, more readily compare between past and future years, and provide comparability of our performance with the performance of other companies.

	Year Ended December 31,
	2021	2022	2023
Net income (loss)	$135,443	$(108,665)	$(240,132)
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	87,461	128,038	178,400
Reorganization expenses	—	—	15,536
Net gain on lease modification	—	—	(737)
Acquisition-related costs	1,237	—	—
Adjusted Net Income (Loss)	$224,141	$19,373	$(46,933)
Net income (loss) per share:
Basic	$1.73	$(1.31)	$(2.87)
Diluted	$1.43	$(1.31)	$(2.87)
Adjusted Net Income (Loss) per Share:
Basic	$2.87	$0.23	$(0.56)
Diluted	$2.37	$0.21	$(0.56)
Weighted-average common shares outstanding:
Basic	78,106,359	82,771,268	83,765,896
Diluted	94,772,641	92,023,924	83,765,896
_________
(1)Payroll tax expenses include the amount of employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.

Liquidity and Capital Resources

Sources and Uses of Cash

As of December 31, 2023, our primary source of liquidity was cash of $368.4 million. We also held $5.0 million of investments in certificates of deposit with maturities greater than three months as of December 31, 2023. Certificates of deposit provide a secondary source of liquidity since they can be converted into cash in a timely manner. Changes in the balance of cash are generally a result of working capital fluctuations and the timing of purchases and sales of loans facilitated through our marketplace. To finance purchases of certain loans facilitated through our lending marketplace, we rely on our warehouse credit facilities through the special-purpose trusts and corporate cash.

Our convertible senior notes have a principal balance of $661.3 million and bear interest at a rate of 0.25% per year, payable semiannually in arrears on February 15 and August 15 of each year. The Notes mature on

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
August 15, 2026 unless earlier converted, redeemed, or repurchased in accordance with their terms. Refer to “Note 10. Borrowings” in Part II, Item 8 of this Annual Report on Form 10-K for further details on our Notes.

Our ULT Warehouse Credit Facility, which matures in June 2026, allows us to borrow up to $250.0 million to purchase unsecured personal loans. Our UAWT Warehouse Credit Facility, which matures in June 2025, allows us to borrow up to $200.0 million to purchase secured auto loans. As of December 31, 2023, we have drawn an aggregate of $387.4 million on our warehouse credit facilities. Refer to “Note 10. Borrowings” in Part II, Item 8 of this Form 10-K for further details on our warehouse credit facilities.

We lease office facilities under operating lease agreements which expire between 2027 and 2029. Our cash requirements related to these lease agreements are $70.8 million, of which $15.0 million is expected to be paid within the next 12 months. Refer to “Note 12. Leases” in Part II, Item 8 of this Annual Report on Form 10-K for further details on our operating lease obligations.

We have committed to purchase loans from certain lending partners at the conclusion of the required holding period, which is generally equal to three business days. As of December 31, 2023, the total loan purchase commitment was $36.6 million. See “Note 13. Commitments and Contingencies” in Part II, Item 8 of this Annual Report on Form 10-K for further details on our loan purchase obligations.

In connection with our committed capital arrangements, we have agreed to risk sharing arrangements whereby we are obligated to put a certain amount of our capital at risk in relation to the credit performance of the loans. As of December 31, 2023, the amount of our capital at risk is $98.5 million. Refer to “Note 5. Beneficial Interests” for additional information.

As of December 31, 2023, the potential value of these risk sharing arrangements, to be realized over time, ranges between $0 to $205.2 million, depending on the actual future performance of the loans sold under these arrangements. The estimated value of our risk sharing arrangements is $95.0 million, which represents the undiscounted value of the capital at risk and is based on the actual and expected future performance of the underlying loans.

Additionally, our cash requirements for the next 12 months for the committed capital arrangements are expected to be $21.5 million.

While we believe that our cash on hand will be sufficient to meet our liquidity needs for at least the next 12 months, our future capital requirements will depend on multiple factors, including our revenue growth, working capital requirements, volume of loan purchases for product development purposes or during market downturns, and our capital expenditures. We may decide to raise additional capital through the sale of equity, equity-linked or debt securities or other debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Further, if we are unable to raise additional capital when our cash balances and cash generated by operations are insufficient to satisfy liquidity needs, our results of operations and financial condition would be materially and adversely impacted.

Cash Flows

The following table summarizes our cash flows during the years indicated:

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31,
	2022	2023
Net cash used in operating activities	$(674,681)	$(160,493)
Net cash used in investing activities	(114,125)	(118,455)
Net cash provided by financing activities	130,032	214,268
Change in cash and restricted cash	$(658,774)	$(64,680)

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

Net cash used in operating activities was $160.5 million for the year ended December 31, 2023, which primarily consisted of adjustments for non-cash items of $420.2 million, net loss of $240.1 million, and $340.6 million in net changes in operating assets and liabilities. The increase in non-cash adjustments was primarily related to $234.8 million of changes in fair value of financial instruments held on the Company’s balance sheet, $175.0 million of stock-based compensation, and $24.9 million of depreciation and amortization, partially offset by $13.7 million gain on loan servicing rights. The decrease in net changes in operating assets and liabilities was primarily related to $491.9 million in net purchases of loans held-for-sale, a $43.0 million decrease in amounts payable to investors, a $8.9 million increase in other assets, a $6.8 million decrease in operating lease liabilities and right-of-use assets, and a $6.1 million decrease in accounts payable partially offset by $189.7 million in principal payments received for loans held-for-sale, $24.8 million in principal payments received for loans held in consolidated securitization and a $2.2 million increase in accrued expenses.

Net Cash from Investing Activities

Net cash used in investing activities was $118.5 million for the year ended December 31, 2023 as a result of $157.2 million purchases and originations of loans held-for-investment, $56.9 million acquisition of beneficial interest assets, $10.6 million of capitalized software costs, partially offset by $102.4 million in principal payments received for loans held-for-investment and $4.3 million of principal payments received for notes receivable and repayments of residual certificates.

Net Cash from Financing Activities

Net cash provided by financing activities was $214.3 million for the year ended December 31, 2023 as a result of $626.9 million proceeds from borrowings, $165.3 million proceeds from the issuance of securitization notes, $8.4 million in proceeds from issuance of common stock under ESPP, and $12.9 million proceeds from exercise of stock options, partially offset by $575.9 million repayments of borrowings and $23.3 million in principal payments made on securitization notes.

Composition of Balance Sheet Loan Portfolio

As of December 31, 2023, we held $1,156.4 million of loans on our consolidated balance sheet. $411.1 million of these loans were originated for research and development purposes, primarily in support of our auto lending products and expansion of our unsecured personal loan product to new categories of borrowers. We also held $566.2 million of core personal loans which would otherwise be immediately purchased by institutional investors and $179.1 million of core personal loans held by the consolidated securitization. We will continue to utilize our capital to support research and development activities and, at times, as a funding source for core personal loans during periods of marketplace funding constraints. The extent and timing of utilizing our capital as a funding

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
source for loans will largely depend on the availability of capital in our marketplace relative to the demand from qualified borrowers and our business priorities. We plan to sell loans held on our balance sheet to institutional investors over time in the form of secondary sales or securitizations.

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

Fair Value

Financial instruments measured at fair value on a recurring basis include, loans, beneficial interest assets and liabilities, notes receivable and residual certificates, and payable to securitization note holders. We believe the estimate of fair value of these financial instruments requires significant judgment. We use a discounted cash flow model to estimate the fair value of these financial instruments based on the present value of estimated future cash flows. This model uses both observable and unobservable inputs and reflects our best estimates of the assumptions a market participant would use to calculate fair value. Primary inputs that require significant judgment include discount rates, credit risk rates and expected prepayment rates. These inputs are based on historical performance of loans facilitated through our platform, as well as the consideration of market participant requirements.

We have also elected the fair value option for servicing assets and liabilities. We record servicing assets and liabilities at estimated fair value when we transfer loans which qualify as sales under Topic 860, Transfers and Servicing. We use a discounted cash flow model to estimate the fair value of loan servicing assets and liabilities. The cash flows in the valuation model represent the difference between the servicing fees charged to institutional investors and an estimated market servicing fee. Since servicing fees are generally based on the monthly unpaid principal balance of the underlying loans, the expected cash flows in the model incorporate estimated credit risk and expected prepayments on the loans. For further information on fair value measurement refer to “Note 6. Fair Value Measurement” in Part II, Item 8 of this Annual Report on Form 10-K.

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

Upstart Holdings, Inc.
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

As of December 31, 2022 and 2023, we were exposed to market discount rate risk on $1,010.4 million and $977.3 million, respectively, of loans held on our consolidated balance sheets, excluding loans held in consolidated securitization. The fair value of these loans is estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The changes in the discount rates for loans held on our balance sheet reflect the expected returns of similar financial instruments available in the market and can be caused by changes in the market interest rates, expected loan performance, and other factors. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $12.0 million and $23.7 million decrease, respectively, in the fair value of loans held on our consolidated balance sheet as of December 31, 2022 and a $11.7 million and $23.1 million decrease, respectively, as of December 31, 2023.

Loans held in the consolidated securitization are included in loans, at fair value on the consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes and residual certificates issued as part of the consolidated securitization, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, their value is eliminated as part of the consolidation process. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $2.4 million and $4.8 million decrease, respectively, in the fair value of loans held in the consolidated securitization on the consolidated balance sheet as of December 31, 2023.

As of December 31, 2023, we were also exposed to market discount rate risk on payable to securitization note holders of $141.4 million. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $1.9 million and $3.7 million decrease, respectively, in the fair value of payable to securitization note holders on the consolidated balance sheet as of December 31, 2023.

As of December 31, 2023, we were also exposed to market discount rate risk on other financial instruments, including $41.0 million of beneficial interest assets. Beneficial interest assets are estimated at fair value using a discounted cash flow model which considers projected defaults, losses and recoveries to project future losses and net cash flows on the underlying loans. We use two different discount rates for expected cash flows associated with demonstrated to-date credit performance and those associated with future credit performance. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $1.2 million and $2.4 million decrease, respectively, in the fair value of beneficial interest assets held on our consolidated balance sheet as of December 31, 2023.
Credit Risk

Credit risk refers to the risk of loss of the loans on our consolidated balance sheets arising from individual borrower default due to inability or unwillingness to meet their financial obligations. The performance of certain financial instruments, including loans, beneficial interests, securitization notes and residual certificates, and payable to securitization note holders on our consolidated balance sheets are dependent on the credit performance of loans facilitated by us. To manage this risk, we monitor borrower payment performance through our lending marketplace and utilize our AI capabilities to price loans in a manner that we believe is reflective of their credit risk.

The fair values of these loans, beneficial interests, securitization notes and residual certificates, and payable to securitization note holders are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions. These instruments are sensitive to changes in credit risk.

Upstart Holdings, Inc.

As of December 31, 2022 and 2023, we were exposed to credit risk on $1,010.4 million and $977.3 million, respectively, of loans held on our consolidated balance sheet excluding loans held in consolidated securitization. Loans bear fixed interest rates and are carried on our consolidated balance sheets at fair value. As of December 31, 2022, a hypothetical 10% and 20% increase in credit risk would result in a $11.9 million and $23.9 million decrease, and as of December 31, 2023, a hypothetical 10% and 20% increase in credit risk would result in a $12.5 million and $25.0 million decrease in the fair value of loans held on our consolidated balance sheets, respectively.

Loans held in the consolidated securitization are included in loans, at fair value on the consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes and residual certificates issued by the consolidated entities, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, the residual certificates value is eliminated as part of the consolidation process. A hypothetical 100 and 200 basis point increase in the credit risk would result in a $2.7 million and $5.2 million decrease, respectively, in the fair value of loans held in consolidated securitization on the consolidated balance sheet as of December 31, 2023.

We are also exposed to credit risk on $41.0 million of beneficial interest assets and $4.2 million of beneficial interest liabilities held on the consolidated balance sheet as of December 31, 2023. A hypothetical 10% and 20% increase in credit risk spread would result in a $9.1 million and $16.7 million decrease, respectively, in the fair value of beneficial interest assets held on our consolidated balance sheet, and would result in a $5.6 million and $11.2 million increase in the fair value of beneficial interest liabilities on our consolidated balance sheet, respectively, as of December 31, 2023.

Counterparty Risk

We are subject to risk that arises from our derivative financial instruments, beneficial interests, warehouse facilities, and third-party custodians. These activities generally involve an exchange of obligations with unaffiliated lenders or other individuals or entities, referred to in such transactions as “counterparties”. If a counterparty were to default or otherwise fail to perform, we could potentially be exposed to loss if such counterparty were unable to meet its obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among multiple such counterparties, and placing contractual limits on the amount of dependence on any single counterparty.

As of December 31, 2022 and 2023, we held $532.5 million and $467.8 million, respectively, related to cash and restricted cash in business checking accounts and interest-bearing deposit accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation, or FDIC. We reduce credit risk by placing our cash and restricted cash in reputable institutions.
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

An increase or decrease in interest rates may also impact our exposure to interest rate risk on our warehouse credit facilities. As of December 31, 2022 and 2023, we were exposed to interest rate risk on $336.5 million and $387.4 million, respectively, under our warehouse credit facilities, which bear floating interest rates. Changes in interest rates may impact our cost of borrowing. During the year ended December 31, 2023 we entered into interest

Upstart Holdings, Inc.
rate cap agreements in connection with our warehouse credit facilities with an aggregate notional amount of $299.6 million. The interest rate caps provide protection to the credit facilities against exposure to changes in cash flows to the extent the 1-month SOFR exceeds the strike rate. The UAWT interest rate cap matures in April 2029 and the ULT interest rate cap matures June 2025. Refer to “Note 4. Derivative Financial Instruments” for further details.
Equity Investment Risk

Our non-marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our investments.

Our non-marketable equity investments are in equity securities of privately-held companies without readily determinable fair values. We elected to account for each such investment using the measurement alternative which is cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment and is inherently complex due to the lack of readily available market data. We consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of each investment. We also assess our non-marketable equity securities for impairment on a quarterly basis. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations. Adjustments and impairments are recorded in other expense on the consolidated statements of operations and comprehensive income (loss) upon recognition of such adjustments or impairments. As of December 31, 2022 and 2023, the carrying value of our non-marketable equity securities, which do not have readily determinable fair values, totaled $41.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Upstart Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Upstart Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Upstart Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Valuation of Level 3 Financial Assets and Liabilities (“level 3 financial instruments”) and Unobservable Inputs Therein

– Loans at Fair Value – See Notes 1 and 6

– Loan Servicing Assets and Liabilities at Fair Value – See Notes 1 and 6

– Beneficial Interest Assets at Fair Value – See Notes 1, 5 and 6

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

The Company has elected the fair value option for loan servicing assets and liabilities, which are valued using unobservable inputs significant to the fair value measurement. The Company estimates the fair value of its loan servicing assets and liabilities using a discounted cash flow model based on the difference between the servicing fees charged to institutional investors and an estimated market servicing fee on the monthly unpaid principal balance of the underlying loans.

The Company has elected the fair value option for beneficial interest assets, and estimates the fair value of its beneficial interest assets using a discounted cash flow model based on projected defaults, losses and recoveries to project future losses and net cash flows on the underlying loans. Net cash flows are discounted using an estimate of market rates of return that reflect the risk premium related to those cash flows. The model uses discount rates that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to determine fair value of its beneficial interest assets.

Given the significant judgments made by management in selecting the unobservable inputs used in estimating the fair value of these level 3 financial instruments, performing audit procedures to evaluate the reasonableness of management’s judgments related to the selection of the discount rates and credit risk rates for loans, market servicing fee for loan servicing assets and liabilities, and discount rates for beneficial interest assets required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the unobservable inputs used by management to estimate the fair value of these level 3 financial instruments, included the following, among others:

•We tested the effectiveness of management’s internal controls relating to estimation of the fair value of these level 3 financial instruments, including controls related to management’s selection of the discount rates and credit risk rates for loans, market servicing fee for loan servicing assets and liabilities, and discount rates for beneficial interest assets.

•We evaluated the accuracy and completeness of the data used in estimation of the fair value of these level 3 financial instruments.

•With the assistance of our fair value specialists, we developed independent estimates of the fair value of these level 3 financial instruments, and compared our estimates to the Company’s estimates.

/s/ Deloitte & Touche LLP

San Francisco, California
February 15, 2024

We have served as the Company’s auditor since 2015.

Upstart Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	December 31,
	2022	2023
Assets
Cash	$422,411	$368,405
Restricted cash	110,056	99,382
Loans (at fair value)(1)	1,010,421	1,156,413
Property, equipment, and software, net	44,168	42,655
Operating lease right of use assets	86,335	54,694
Beneficial interest assets (at fair value)	—	41,012
Non-marketable equity securities	41,250	41,250
Goodwill	67,062	67,062
Other assets (includes $42,648 and $48,897 at fair value as of December 31, 2022 and December 31, 2023, respectively)	154,351	146,227
Total assets(2)	$1,936,054	$2,017,100
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$18,715	$12,613
Payable to investors	90,777	53,580
Borrowings	986,394	1,040,424
Payable to securitization note holders (at fair value)	—	141,416
Accrued expenses and other liabilities (includes $8,820 and $10,510 at fair value as of December 31, 2022 and December 31, 2023, respectively)	66,946	71,438
Operating lease liabilities	100,787	62,324
Total liabilities(2)	1,263,619	1,381,795
Stockholders’ equity:
Common stock, $0.0001 par value; 700,000,000 shares authorized; 81,259,676 and 86,330,303 shares issued and outstanding as of December 31, 2022 and December 31, 2023, respectively	8	9
Additional paid-in capital	714,871	917,872
Accumulated deficit	(42,444)	(282,576)
Total stockholders’ equity	672,435	635,305
Total liabilities and stockholders’ equity	$1,936,054	$2,017,100
____________

(1)As of December 31, 2023, includes $179.1 million of loans, at fair value, contributed as collateral for the consolidated securitization. No such loans were held as of December 31, 2022. Refer to “Note 6. Fair Value Measurement” for details.

(2)The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by Upstart Holdings, Inc. at December 31, 2022 and December 31, 2023. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. The liabilities in the table below include liabilities for which creditors do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Consolidated Balance Sheets (Continued)
(In thousands, except share data)

	December 31,	December 31,
	2022	2023
Assets
Cash	$838	$1,603
Restricted cash	13,147	23,450
Loans (at fair value)	958,822	1,147,423
Other assets (includes $2,244 and $5,958 at fair value as of December 31, 2022 and December 31, 2023, respectively)	11,674	22,917
Total assets	$984,481	$1,195,393

Liabilities
Payable to investors	$—	$121
Borrowings	336,452	387,440
Payable to securitization note holders (at fair value)	—	141,416
Accrued expenses and other liabilities	1,378	1,975
Total liabilities	337,830	530,952
Total net assets	$646,651	$664,441

The accompanying notes are an integral part of these consolidated financial statements.

Upstart Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2022	2023
Revenue:
Revenue from fees, net	$801,275	$907,272	$560,431
Interest income, interest expense, and fair value adjustments, net:
Interest income(1)	20,634	105,580	168,996
Interest expense(1)	(3,274)	(10,843)	(34,894)
Fair value and other adjustments(1)	29,954	(159,565)	(180,971)
Total interest income, interest expense, and fair value adjustments, net	47,314	(64,828)	(46,869)
Total revenue	848,589	842,444	513,562
Operating expenses:
Sales and marketing	333,453	345,776	127,143
Customer operations	117,579	187,994	150,418
Engineering and product development	133,999	237,247	280,138
General, administrative, and other	122,677	185,290	212,388
Total operating expenses	707,708	956,307	770,087
Income (loss) from operations	140,881	(113,863)	(256,525)
Other income (expense), net	(5,174)	9,473	21,206
Expense on convertible notes	(1,976)	(4,684)	(4,706)
Net income (loss) before income taxes	133,731	(109,074)	(240,025)
(Benefit) provision for income taxes	(1,712)	(409)	107
Net income (loss)	$135,443	$(108,665)	$(240,132)

Net income (loss) per share, basic	$1.73	$(1.31)	$(2.87)
Net income (loss) per share, diluted	$1.43	$(1.31)	$(2.87)
Weighted-average number of shares outstanding used in computing net income (loss) per share, basic	78,106,359	82,771,268	83,765,896
Weighted-average number of shares outstanding used in computing net income (loss) per share, diluted	94,772,641	82,771,268	83,765,896
____________
(1)Balances for year ended December 31, 2023 include amounts related to the consolidated securitization. Refer to “Note 2. Revenue” for details.

The accompanying notes are an integral part of these consolidated financial statements.

Upstart Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	73,314,026	$7	$369,467	$(69,222)	$300,252
Issuance of common stock upon exercise of stock options	7,047,722	—	14,736	—	14,736
Issuance of common stock upon settlement of restricted stock units	32,775	—	—	—	—
Exercise of common stock warrants	72,407	—	—	—	—
Stock-based compensation expense	—	—	76,327	—	76,327
Shares withheld related to net share settlement of restricted stock units	(1,730)	—	(236)	—	(236)
Issuance of common stock in connection with acquisition	650,740	—	71,003	—	71,003
Issuance of common stock in connection with follow-on offering, net of underwriting discounts, commissions, and offering costs	2,300,000	1	263,930	—	263,931
Issuance of common stock under employee stock purchase plan	243,725	—	4,145	—	4,145
Purchase of capped calls	—	—	(58,523)	—	(58,523)
Net income	—	—	—	135,443	135,443
Balance as of December 30, 2021	83,659,665	$8	$740,849	$66,221	$807,078
Issuance of common stock upon exercise of stock options	2,464,572	1	12,353	—	12,354
Issuance of common stock upon settlement of restricted stock units	866,717	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(619)	—	(16)	—	(16)
Repurchase and retirement of restricted stock	(10,279)	—	—	—	—
Stock-based compensation expense	—	—	131,905	—	131,905
Issuance of common stock under employee stock purchase plan	162,796	—	7,662	—	7,662
Repurchases of stock	(5,883,176)	(1)	(177,882)	—	(177,883)
Net loss	—	—	—	(108,665)	(108,665)
Balance as of December 31, 2022	81,259,676	$8	$714,871	$(42,444)	$672,435
Issuance of common stock upon exercise of stock options	1,441,787	1	12,880	—	12,881
Issuance of common stock upon settlement of restricted stock units	3,170,158	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(777)	—	(15)	—	(15)
Stock-based compensation expense	—	—	181,705	—	181,705
Issuance of common stock under employee stock purchase plan	459,459	—	8,431	—	8,431
Net loss	—	—	—	(240,132)	(240,132)
Balance as of December 31, 2023	86,330,303	$9	$917,872	$(282,576)	$635,305

The accompanying notes are an integral part of these consolidated financial statements.

Upstart Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2022	2023
Cash flows from operating activities
Net income (loss)	$135,443	$(108,665)	$(240,132)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of financial instruments	(228)	168,878	234,822
Stock-based compensation	73,186	125,945	175,039
Gain on loan servicing rights, net	(6,916)	(28,739)	(13,713)
Depreciation and amortization	7,541	13,513	24,903
Non-cash interest expense	1,983	3,047	3,057
Other	—	—	(3,869)
Net changes in operating assets and liabilities:
Purchases of loans held-for-sale	(8,932,604)	(7,807,429)	(3,006,510)
Proceeds from sale of loans held-for-sale	8,826,045	6,828,617	2,514,627
Principal payments received for loans held-for-sale	8,659	152,018	189,746
Principal payments received for loans held by consolidated securitization	—	—	24,832
Settlements of beneficial interest liabilities	—	—	(596)
Other assets	(62,042)	4,173	(8,932)
Operating lease liability and right-of-use asset	3,126	10,204	(6,822)
Accounts payable	(7,513)	11,878	(6,127)
Payable to investors	62,097	(16,821)	(42,989)
Accrued expenses and other liabilities	59,576	(31,300)	2,171
Net cash provided by (used in) operating activities	168,353	(674,681)	(160,493)

Cash flows from investing activities
Purchases and originations of loans held-for-investment	(159,398)	(149,298)	(157,223)
Proceeds from sale of loans held-for-investment	51,403	14,289	972
Principal payments received for loans held-for-investment	24,532	43,311	102,446
Principal payments received for notes receivable and repayments of residual certificates	11,458	6,736	4,328
Purchases of property and equipment	(8,427)	(8,825)	(1,527)
Capitalized software costs	(6,688)	(14,088)	(10,559)
Acquisition of beneficial interest assets	—	—	(56,892)
Purchases of non-marketable equity securities	(40,000)	(1,250)	—
Purchase of certificates of deposit	—	(5,000)	—
Acquisition, net of cash acquired	(16,757)	—	—
Net cash used in investing activities	(143,877)	(114,125)	(118,455)

Cash flows from financing activities
Proceeds from borrowings	718,422	688,813	626,910
Repayments of borrowings	(71,316)	(400,898)	(575,937)

Upstart Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2021	2022	2023
Principal payments made on securitization notes	—	—	(23,320)
Proceeds from issuance of securitization notes	—	—	165,318
Proceeds from secondary offering, net of underwriting discounts, commissions, and offering costs	263,931	—	—
Payment of debt issuance costs	(15,727)	—	—
Purchase of capped calls	(58,523)	—	—
Proceeds from issuance of common stock under employee stock purchase plan	4,145	7,662	8,431
Proceeds from exercise of stock options	14,736	12,354	12,881
Taxes paid related to net share settlement of equity awards	(236)	(16)	(15)
Repurchases of common stock	—	(177,883)	—
Net cash provided by financing activities	855,432	130,032	214,268
Change in cash and restricted cash	879,908	(658,774)	(64,680)
Cash and restricted cash
Cash and restricted cash at beginning of year	311,333	1,191,241	532,467
Cash and restricted cash at end of year	$1,191,241	$532,467	$467,787

Supplemental disclosures of cash flow information
Cash paid for interest	$3,274	$12,473	$36,547
Cash (received) paid for income taxes, net	2,300	328	(658)

Supplemental disclosures of non-cash investing and financing activities
Securities retained under consolidated securitization transaction	$—	$—	$44,763
Residual certificates retained under unconsolidated securitization	—	4,680	13,172
Beneficial interest assets included in payable to investors	—	—	5,792
Capitalized stock-based compensation expense	3,141	5,960	6,666
Issuance of common stock in connection with acquisition	80,256	—	—

The following presents cash and restricted cash by category within the consolidated balance sheets:

	December 31,	December 31,
	2022	2023
Cash	$422,411	$368,405
Restricted cash	110,056	99,382
Total cash and restricted cash	$532,467	$467,787

The accompanying notes are an integral part of these consolidated financial statements.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

 1.    Description of Business and Significant Accounting Policies
Description of Business

Upstart Holdings, Inc. and its subsidiaries (together “Upstart”, the “Company”, “management”, “we”, or “our”) apply modern data science and technology to the process of originating consumer credit. The Company helps originate credit, including personal and auto loans, by providing lending partners with access to a proprietary, cloud-based, artificial intelligence lending marketplace. As the Company’s technology continues to improve and additional lending partners adopt the Upstart platform, consumers benefit from improved access to affordable and frictionless credit. The Company currently operates in the United States and is headquartered in San Mateo, California and Columbus, Ohio. The Company’s fiscal year ends on December 31.
Basis of Presentation and Consolidation

The Company has one reportable segment. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries, and consolidated VIEs. All intercompany accounts and transactions have been eliminated. The Company’s functional and reporting currency is the U.S. dollar.
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

Significant estimates and assumptions made in the accompanying consolidated financial statements, which management believes are critical in understanding and evaluating the Company’s reported financial results include: (i) fair value determinations; (ii) stock-based compensation; (iii) consolidation of VIEs; and (iv) the evaluation for impairment of goodwill and acquired intangible assets. The Company bases its estimates on various factors it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could affect the results of operations reported in future years.
Cash and Restricted Cash

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of December 31, 2022 and 2023, the Company did not have any cash equivalent balances, defined as highly liquid financial instruments purchased with original maturities of three months or less.

Restricted cash primarily consists of deposit accounts that are held in our custody but restricted for regulatory or legal purposes. This balance includes amounts that are: (i) received from borrowers for interest and

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

principal applied to loans as part of loan servicing, but not yet distributed to institutional investors; (ii) provided by institutional investors in relation to loan purchases; (iii) collateral for letters of credit the Company as required to maintain under its operating lease agreements; (iv) received from borrowers for interest and principal applied to loans pledged as part of our Company’s warehouse credit facilities, but not yet distributed to the Company, and (v) cash balances restricted in connection with the Company’s risk sharing arrangements.
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

Assets and liabilities measured at fair value on a recurring basis include loans, notes receivable and residual certificates, loan servicing assets and liabilities, derivatives, beneficial interests, payable to securitization note holders, and trailing fee liabilities. When developing fair value measurements, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs.

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
Financial Instruments not Measured at Fair Value

The Company’s financial instruments not measured at fair value consist primarily of cash, restricted cash, and other assets (excluding certain financial instruments, which are measured at fair value, such as loan servicing assets, interest rate caps, notes receivable and residual certificates), accounts payable, payable to investors, and other liabilities (excluding certain financial instruments, such as loan servicing liabilities, beneficial interest liabilities, and trailing fee liabilities which are measured at fair value). Payable to investors includes amounts of loan repayments not yet distributed to institutional investors, as well as amounts received from institutional investors but not yet invested directly in whole loans. The carrying values of these financial instruments are approximates of their respective fair values due to their short-term nature.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Borrowings are presented at par, net of debt issuance costs and amortized over the contractual term using the effective interest method, with accrued interest included as part of accrued expenses and other liabilities on the consolidated balance sheets. The carrying value of borrowings associated with the warehouse credit facilities approximates the fair value due to their relatively short maturities.
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
Consolidated Securitization

The Company elected the measurement alternative under Accounting Standards Codification (“ASC”) 810, Consolidation, and maximizes the use of observable inputs to estimate the fair value of the financial assets and liabilities of a consolidated securitization entity. Under the measurement alternative, the Company determined that the fair value of the liabilities, which consists of securitization notes and residual certificates issued by the entity, is based on more observable inputs than inputs used to determine the fair value of the assets, which consists of held-for-sale loans. Thus, the fair value of these loans is determined by the sum of the fair value of the related securitization notes and residual certificates. Changes in the fair value of these assets and liabilities are included in the consolidated statements of operations and comprehensive income (loss).

Transfer of Financial Assets

Upstart-powered loans originated by lending partners are either retained by the lending partners, purchased by the Company and immediately sold to institutional investors under loan sale agreements, or purchased and held by the Company for a period of time before being sold to third-party investors, or held to maturity by the Company for the primary purpose of product research and development. Loans held on the Company’s consolidated balance sheets are classified as either held-for-investment or held-for-sale, and loans purchased for immediate resale to third-party investors are classified as held-for-sale. Immediate loan resales to institutional investors are accounted for as transfers of financial assets when the Company surrenders control of these loan assets. These sales typically occur shortly after the origination of the loans by the lending partner and the Company’s subsequent acquisition of the loans from the originating lending partner. Loans sold to institutional investors are derecognized from the Company’s consolidated balance sheets at the time of sale in accordance with the ASC 860, Transfers and Servicing. The Company records an asset or a liability at fair value for its estimated post-sale servicing arrangements. The Company also records liabilities net of fair value for contingent obligations to repurchase loans that do not conform to the representations and warranties made to the loan purchaser at the time of sale. These liabilities are included within other liabilities on the Company’s consolidated balance sheets.

Loan Servicing Assets and Liabilities

Loan servicing assets and liabilities are recognized at fair value when the Company transfers loans, which qualify as sales under ASC 860 with servicing rights retained or when the Company enters into servicing agreements with lending partners who retain Upstart-powered loans. A loan servicing asset or liability exists depending on whether the revenue from servicing is expected to more than adequately compensate the Company for carrying out its servicing obligations.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan servicing assets and liabilities are recorded in other assets and accrued expenses and other liabilities, respectively, in the consolidated balance sheets, with changes in fair value recorded in servicing revenue, net, which is part of revenue from fees, net in the consolidated statements of operations and comprehensive income (loss). Refer to “Note 2. Revenue” for further details.
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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Derivative Financial Instruments
The Company evaluates its contracts and financial instruments to determine if these contracts and instruments or their parts meet the definition of derivatives in accordance with the requirements of ASC 815, Derivatives and Hedging. Derivatives are recorded on the consolidated balance sheets at fair value with changes in the value recorded in earnings on the consolidated statements of operations and comprehensive income (loss), and are reported within the net cash used in operating activities in the consolidated statements of cash flows. The Company uses derivative financial instruments to manage risks related to our ongoing business operations, including managing interest rates on our warehouse facilities. The Company does not employ derivatives for trading or speculative purposes and has no derivatives classified as accounting hedges.

Beneficial Interests

Beneficial interests represent the Company’s right to receive or an obligation to make cash payments to certain loan buyers based on the credit performance of the underlying loan portfolios. The Company evaluates these arrangements to determine if they or their components meet the characteristics of derivative financial instruments. Beneficial interests that meet such characteristics are reported in accordance with the derivative financial instruments policy. For other beneficial interests that meet the criteria of a debt security, the Company has elected to record the arrangement at fair value and recognize the changes in fair value and other adjustments on the consolidated statements of operations and comprehensive income (loss). Refer to “Note 5. Beneficial Interests” for additional information.
Non-marketable Equity Securities

The Company’s strategic investments consists of non-marketable equity securities on the consolidated balance sheets which are investments in privately held companies. Non-marketable equity securities do not have a readily determinable fair value and are measured by the Company at cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “measurement alternative”). Gains and losses on the investment, realized and unrealized, are recognized in other income (expense), net on our consolidated statements of operations and comprehensive income (loss) and a new carrying value is established for the investment upon such recognition of the gains and losses. There have been no unrealized or realized gains and losses or impairments related to the non-marketable equity securities accounted for under the measurement alternative for the years presented. As of December 31, 2022 and 2023, the carrying value of our non-marketable equity securities was $41.3 million.

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
Revenue Recognition

The Company’s revenue consists of two components: revenue from fees, net and interest income, interest expense, and fair value adjustments, net. The revenue from fees, net line item on the consolidated statements of operations and comprehensive income (loss) is primarily comprised of platform and referral fees, net, which are recognized in accordance with ASC 606, Revenue from Contracts with Customers, and servicing and other fees, net, which are accounted for under ASC 860, Transfers and Servicing. Refer to “Note 2. Revenue” for further information.
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
Other Income (Expense), Net

In 2021, the Company voluntarily repaid proceeds received under the Paycheck Protection Program plus accrued interest totaling $5.3 million. The Company recognized the loan principal repayment as an other expense. In the year ended December 31, 2022 and 2023, other income (expense), net primarily consists of dividend income earned by the Company on its unrestricted cash balance which is recognized in the period earned.
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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance may be established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryback or carryforward periods.

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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Net Income (Loss) Per Share

The Company follows the two-class method when computing net income (loss) per common share when shares are issued that meet the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the year to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the year had been distributed.

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the year.

Diluted net income (loss) per share is the amount of net income (loss) available to each share of common stock outstanding during the reporting year, adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, unvested RSUs, purchase rights committed under the ESPP, and convertible debt. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares. For years in which the Company reports net losses, basic and diluted net loss per share are the same because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Recently Adopted Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which was issued by the FASB in October 2021. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the previous business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The ASU will be applied prospectively to business combinations occurring after the adoption date. The adoption of this new standard did not have an impact on the Company's consolidated financial statements or related disclosures.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Specifically, the new guidance requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker, and an amount for other segment items by reportable segment, with a description of its composition. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and provide new segment disclosure requirements for entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the amendments to its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in this update require entities that hold certain crypto assets to subsequently measure them at fair value, with changes in fair value recorded in net income. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. This ASU is effective for fiscal years beginning after December 15, 2024, including interim periods within

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

those fiscal years, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements or related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items where the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate. In addition, entities are required to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of these amendments on its consolidated financial statements and related disclosures.

 2.    Revenue
Revenue from Fees, Net

The Company disaggregates revenue from fees by type of service for the years presented as follows:

	Year Ended December 31,
	2021	2022	2023
Revenue from fees, net:
Platform and referral fees, net	$726,161	$732,237	$414,120
Servicing and other fees, net	75,114	175,035	146,311
Total revenue from fees, net	$801,275	$907,272	$560,431
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

After origination, Upstart-powered loans are either retained by lending partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans purchased by the Company, Upstart pays lending partners a one-time loan premium fee upon completion of the minimum contractual holding period. Upstart also pays lending partners monthly loan trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers, which are our lending partners, and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the consolidated statements of operations and comprehensive income (loss). The Company recognized $23.6 million, $27.7 million, and $8.1 million of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net during the year ended December 31, 2021, 2022, and 2023, respectively.

As of December 31, 2022 and 2023, the Company recognized $4.9 million and $4.3 million of loan trailing fee liability, respectively, which is recorded at fair value and included within accrued expenses and other liabilities

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

on the Company’s consolidated balance sheets. Refer to “Note 6. Fair Value Measurement” for additional information on changes in fair value associated with trailing fee liabilities.

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

The Company also enters into subscription agreements with auto dealerships to access Upstart Auto Retail software, a cloud-based solution that facilitates dealership operations and enables them to provide consumers with access to Upstart-powered auto loans. Subscription agreements generally have a contractual term of one to six months with evergreen monthly renewals. The Company bills customers on a monthly basis. Subscription fees are recognized over the contract term as the performance obligation is satisfied, and is included within platform and referral fees, net in the consolidated statements of operations and comprehensive income (loss). During the year ended December 31, 2021 and 2022 the Company recognized immaterial amounts of subscription fee revenue and recognized $3.8 million during the year ended December 31, 2023.

The Company had $31.1 million and $19.5 million of accounts receivable that are included in other assets on the consolidated balance sheets related to contracts with customers as of December 31, 2022 and 2023, respectively. The standard payment terms on accounts receivable are 30 days. The Company’s allowance for bad debt and bad debt expense were immaterial for the years presented.

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to employees in connection with the acquisition of lending partners. Capitalized costs are amortized over the expected period of benefit, which we have determined, based on an analysis, to be three years. The Company applies the practical expedient to expense costs to obtain contracts with customers if the amortization period is one year or less. As of December 31, 2022 and 2023, the Company had $2.6 million and $2.7 million of contract costs, respectively, capitalized within other assets on the consolidated balance sheets. During the years ended December 31, 2021, 2022 and 2023, the Company amortized an immaterial amount, $2.8 million, and $3.2 million, respectively, of capitalized contracts costs to sales and marketing in the consolidated statements of operations and comprehensive income (loss) for the years presented.

Customers accounting for greater than 10% of total revenue were as follows:

	Year Ended December 31,
	2021	2022	2023
Customer A	56%	45%	29%
Customer B	27%	28%	23%
Customer C	*	*	11%
* Less than 10%

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Customers accounting for greater than 10% of accounts receivable were as follows:

	December 31,	December 31,
	2022	2023
Customer C	23%	15%
Customer A	*	11%
* Less than 10%

Servicing and Other Fees, Net

The Company also enters into contracts with lending partners and institutional investors to provide loan servicing for the life of Upstart-powered loans. These services commence upon origination of these loans by lending partners and include collection, processing and reconciliations of payments received, institutional investor reporting and borrower customer support as well as distribution of funds to the holders of the loans. The Company charges the loan holder a monthly servicing fee calculated based on a predetermined percentage of the outstanding principal balance. Servicing fees also include certain ancillary fees charged on a per transaction basis for processing late payments and payments declined due to insufficient funds. Servicing fees are recognized in the period the services are provided. Loan servicing fees are not within the scope of ASC 606, Revenue from Contracts with Customers, and are accounted for under ASC 860, Transfers and Servicing.

The Company charges lending partners and institutional investors for collection agency fees related to their outstanding loan portfolio. The Company either performs borrower collection activities in-house, or outsources to third-party collection agencies particularly for loans that are more than 30 days past due or charged off. The Company has discretion in hiring the collection agencies and determining the scope of their work. As the principal in the arrangement, the Company recognizes gross revenue from collection agency fees in the period that the services are provided. Upstart also receives certain ancillary borrower fees inclusive of late payment fees and ACH fail fees. The total fees charged by collection agencies are recognized in the period incurred and reported as part of customer operations expenses.

Servicing and other fees, net also includes gains and losses on assets and liabilities recognized under loan servicing arrangements for loans retained by lending partners or loans sold to institutional investors. Such gains or losses are recognized based on whether the benefits of servicing are expected to be more or less than adequate compensation for servicing obligations performed by the Company. Servicing fees also include changes in fair value of loan servicing assets and liabilities. Refer to “Note 6. Fair Value Measurement” for additional information on changes in fair value associated with servicing assets and liabilities.

The following table presents the components of servicing and other fees, net as part of revenue from fees, net in the Company’s consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
	2021	2022	2023
Servicing fees	$51,255	$115,742	$107,008
Borrower fees	7,289	25,208	29,139
Collection agency fees	4,473	10,519	15,865
Other fees	1,067	675	743
Net gain (loss) on servicing rights and fair value adjustments	11,030	22,891	(6,444)
Total servicing and other fees, net	$75,114	$175,035	$146,311

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Interest Income, Interest Expense, and Fair Value Adjustments, Net

Interest income, interest expense, and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments, held in the Company’s normal course of business at fair value, including loans, derivatives, beneficial interests, notes receivable and residual certificates, trailing fee liabilities, and payable to securitization note holders.

The following table presents components of the interest income, interest expense, and fair value adjustments, net presented in the Company’s consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
	2021	2022	2023
Interest income(1)	$20,634	$105,580	$168,996
Interest expense(1)	(3,274)	(10,843)	(34,894)
Fair value and other adjustments
Unrealized gain (loss) on loans, loan charge-offs, and other fair value adjustments, net	1,894	(101,422)	(130,440)
Realized gain (loss) on sale of loans, net	28,060	(58,143)	(24,042)
Fair value losses on beneficial interests	—	—	(26,489)
Total fair value and other adjustments, net(1)	29,954	(159,565)	(180,971)

Total interest income, interest expense, and fair value adjustments, net	$47,314	$(64,828)	$(46,869)
__________
(1) Includes interest income, interest expense and fair value and other adjustments, net related to the consolidated securitization as follows:

	Year Ended December 31,
	2021	2022	2023
Interest income, interest expense, and fair value adjustments, net related to consolidated securitization:
Interest income	$—	$—	$19,697
Interest expense	—	—	(6,733)
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net	—	—	(5,496)

Total interest income, interest expense, and fair value adjustments, net	$—	$—	$7,468
Interest Income

Interest income is recognized based on the terms of the underlying agreements with borrowers for loans held on the Company’s consolidated balance sheets and is earned over the life of a loan.

Interest income also includes accrued interest earned on outstanding loans but not collected. Loans that have reached a delinquency of over 120 days are classified as non-accrual status and any accrued interest recorded in relation to these loans is reversed in the respective period. The Company does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2022 and 2023, the Company has recorded $12.8 million and $14.2 million of accrued interest income in loans on the consolidated balance sheets, respectively.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Interest Expense

Interest expense is primarily related to interest recorded on the Company’s borrowings on warehouse credit facilities, and interest expense related to the consolidated securitization. Interest expense includes accrued interest incurred but not paid. Accrued interest expenses were immaterial as of December 31, 2022 and 2023. Interest expense also includes changes in fair value of the interest rate cap. Refer to “Note 4. Derivative Financial Instruments” for additional information.
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

Fair value and other adjustments, net also includes amounts received from borrowers for previously charged-off loans held on the Company’s consolidated balance sheets. These amounts are recognized in the period when amounts are received. Amounts received from borrowers for previously charged-off loans were immaterial for the year ended December 31, 2021 and 2022, and $7.2 million for the year ended December 31, 2023.

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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

	Assets	Liabilities	Net Assets
December 31, 2022
Consolidated securitization	$—	$—	$—
Consolidated warehouse entities	488,337	337,269	151,068
Other consolidated VIEs	496,144	561	495,583
Total consolidated VIEs	$984,481	$337,830	$646,651

	Assets	Liabilities	Net Assets
December 31, 2023
Consolidated securitization	$187,258	$141,420	$45,838
Consolidated warehouse entities	645,455	388,681	256,774
Other consolidated VIEs	362,680	851	361,829
Total consolidated VIEs	$1,195,393	$530,952	$664,441
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

The loans held in the consolidated securitization trust are classified as held-for-sale and included in loans, at fair value, and the notes sold to third-party investors are recorded at fair value as payable to securitization note holders on the consolidated balance sheets. Refer to “Note 6. Fair Value Measurement” for additional information on determination of fair value of these assets and liabilities. The value of the residual certificates issued as part of the securitization and retained by the Company was eliminated as part of the consolidation.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Warehouse Entities

The Company established Upstart Loan Trust (“ULT”) and Upstart Auto Warehouse Trust (“UAWT”) to enter into warehouse credit facilities for the purpose of purchasing Upstart-powered loans. Refer to “Note 10. Borrowings” for additional information. These entities are Delaware statutory trusts that are structured to be bankruptcy-remote, with third-party banks operating as trustees.
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

During the year ended December 31, 2023, the Company exercised a clean up call related to two unconsolidated VIEs and subsequently liquidated the associated entities. A clean up call option allows the Company, as servicer, to repurchase the remaining transferred financial asset once the collateral falls below a predefined level, which represents the point where servicing becomes administratively burdensome. The clean up calls had no material impact on the consolidated financial statements of the Company.

The following tables summarize the aggregate value of assets and liabilities of unconsolidated VIEs in which the Company holds a variable interest but is not the primary beneficiary:

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
December 31, 2022
Securitizations and other	$364,013	$265,040	$98,973	$13,311

	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
December 31, 2023
Securitizations and other	$445,929	$319,357	$126,572	$20,885

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The Company’s maximum exposure to loss from its involvement with unconsolidated VIEs represents the estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is remote. The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $6.2 million and $14.8 million of securitization notes and residual certificates which are included in other assets on the consolidated balance sheets as of December 31, 2022 and 2023, respectively. The Company also had $7.1 million and $6.0 million of cash deposits held as reserve accounts for related securitizations, included in other assets on the consolidated balance sheets as of December 31, 2022 and 2023.

For securitization transactions where the Company is not the risk retaining sponsor, and servicing is the only form of continuing involvement, the Company would only experience a loss if it were required to repurchase such a loan due to a breach in representations and warranties and is not able to collect all repayments, refer to “Note 13. Commitments and Contingencies” for further information.

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

 4.    Derivative Financial Instruments

In February 2023 and June 2023, UAWT and ULT entered into interest rate cap agreements with a strike rate of 3.0% and 3.25%, respectively. The agreements were entered into in relation to the warehouse credit facilities which bear floating interest rates, refer to “Note 10. Borrowings” for further information. The interest rate caps provide protection to the credit facilities against exposure to changes in cash flows to the extent the underlying interest rate on the facility exceeds the strike rate. The UAWT interest rate cap matures in April 2029 and the ULT interest rate cap matures June 2025. The interest rate cap agreements meet the definition of a derivative and are reported at fair value. Refer to “Note 6. Fair Value Measurement” for additional information.

The following table presents the notional amount as well as the fair value of interest rate caps, which is reported as part of other assets on the consolidated balance sheets. There were no material derivative financial instruments held by the Company as of December 31, 2022.

	December 31, 2023
	Notional Amount	Fair Value
Interest rate caps	$299,578	$5,958

The Company recognizes changes in fair value of these instruments in earnings and reports them as part of the interest expense on the consolidated statements of operations and comprehensive income (loss). The Company recognized no gains or losses on interest rate caps during the year ended December 31, 2021 and 2022. The Company recognized an immaterial amount of fair value gains, net on interest rate caps during the year ended December 31, 2023.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

 5.    Beneficial Interests

In connection with certain committed capital agreements, the Company has risk sharing arrangements in which it is obligated to make payments to the loan buyer or is entitled to receive payments from the loan buyer if credit performance on the underlying loans subject to the arrangements deviates from initial expectations, subject to a dollar cap. The Company has beneficial interests in these arrangements which either meet the definition of a derivative or that meet the criteria of a debt security. As of December 31, 2023 the Company’s capital at risk, which represents the maximum exposure to losses, under these arrangements was $98.5 million. The Company had no risk sharing arrangements as of December 31, 2022.

The following table presents the aggregate unpaid principal balance of the underlying portfolio as well as the fair value of beneficial interest assets, which are presented as a separate asset line item on the consolidated balance sheets and beneficial interest liabilities which are included in other liabilities on the consolidated balance sheets. There were no beneficial interest assets or liabilities held by the Company as of December 31, 2022.

	December 31, 2023
	Unpaid Principal Balance	Fair Value
Beneficial interest assets	$958,870	$41,012
Beneficial interest liabilities	$769,102	$4,221

The Company recognizes beneficial interests at fair value with changes reported as part of the fair value and other adjustments on the consolidated statements of operations and comprehensive income (loss). The table below presents losses recognized on beneficial interests during the year ended December 31, 2023 The Company recognized no gains or losses on beneficial interest during the year ended December 31, 2021 and 2022.

Year Ended December 31, 2023
Fair value losses on beneficial interests	$(26,489)

Refer to “Note 6. Fair Value Measurement” for additional information.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

6.     Fair Value Measurement

The following tables presents assets and liabilities measured at fair value and categorized in accordance with the fair value hierarchy:

		December 31,	December 31,
	Level	2022	2023
Assets
Loans	3	$1,010,421	$1,156,413
Beneficial interests	3	—	41,012
Loan servicing assets	3	36,467	28,092
Notes receivable and residual certificates	3	6,181	14,847
Interest rate caps(1)	2	—	5,958
Total assets		$1,053,069	$1,246,322
Liabilities
Payable to securitization note holders	3	$—	$141,416
Trailing fee liabilities	3	4,852	4,251
Beneficial interest liabilities	3	—	4,221
Loan servicing liabilities	3	3,968	2,038
Total liabilities		$8,820	$151,926
__________
(1) The fair value of interest rate caps is determined based on the present value of the estimated future cash flows over the contract term using observable market-based inputs as of the valuation date, including implied interest rates.

Financial instruments are categorized in the fair value hierarchy based on the significance of unobservable inputs and assumptions in the overall fair value measurement. Financial instruments classified as Level 3 within the fair value hierarchy do not trade in an active market with readily observable prices. The Company uses significant unobservable inputs to measure the fair value of these assets and liabilities.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years presented.
Loans

Loans included in the Company’s consolidated balance sheets are classified as either held-for-sale or held-for-investment based on the Company’s intent and ability to sell the loans prior to maturity. From time to time, the Company transfers loans between the classification categories based on changes in the Company’s intent and ability. Loans held in the consolidated securitization include loans contributed as collateral to and held in the consolidated securitization (UPST 2023-2) and are classified as held-for-sale following their classification upon the contribution.

The following table presents the fair value of classes of loans included in the Company’s consolidated balance sheets as of December 31, 2022 and 2023:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	December 31,	December 31,
	2022	2023
Loans held-for-sale	$882,810	$830,574
Loans held-for-investment	127,611	146,768
Loans held in consolidated securitization	—	179,071
Total	$1,010,421	$1,156,413
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-investment and held-for-sale:

	December 31, 2022			December 31, 2023
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	6.36%	22.28%	11.87%	9.63%	23.22%	12.06%
Credit risk rate (1)	0.01%	93.09%	16.93%	0.01%	93.10%	17.66%
Prepayment rate (1)	0.08%	93.43%	40.49%	0.13%	95.80%	36.52%
_________
(1) Expressed as a percentage of the original principal balance of the loans.
(2) Unobservable inputs were weighted by relative fair value.

The following table presents quantitative information about the significant unobservable inputs implied for the Company’s Level 3 fair value measurements for loans held in consolidated securitization, which is determined by the sum of the fair value of the related securitization notes and residual certificates:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	December 31, 2022			December 31, 2023
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	*	*	*	6.85%	16.00%	9.99%
Credit risk rate (1)	*	*	*	0.61%	37.70%	15.51%
Prepayment rate (1)	*	*	*	6.66%	89.84%	42.73%
_________
(1) Expressed as a percentage of the original principal balance of the loans.
(2) Unobservable inputs were weighted by relative fair value.
* Not applicable

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

Significant Recurring Level 3 Fair Value Input Sensitivity

The following table presents the sensitivity of the fair value of loans held-for-sale and held-for-investment to adverse changes in key assumptions used in the valuation model as of December 31, 2022 and 2023, respectively.

	December 31,
	2022	2023
Fair value of loans held-for-sale and held-for-investment	$1,010,421	$977,342
Discount rates
100 basis point increase	(11,979)	(11,680)
200 basis point increase	(23,720)	(23,127)
Expected credit loss rates on underlying loans
10% adverse change	(11,927)	(12,453)
20% adverse change	(23,852)	(24,979)
Expected prepayment rates
10% adverse change	(2,284)	(1,884)
20% adverse change	(4,530)	(3,756)

The following table presents the sensitivity of the fair value of loans in consolidated securitization to adverse changes in key assumptions used in the valuation model as of December 31, 2023. No loans were held in consolidated securitization as of December 31, 2022.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

December 31,
2023
Fair value of loans held in consolidated securitization	$179,071
Discount rates
100 basis point increase	(2,413)
200 basis point increase	(4,785)
Expected credit loss rates on underlying loans
10% adverse change	(2,669)
20% adverse change	(5,227)
Expected prepayment rates
10% adverse change	(1,625)
20% adverse change	(3,234)

Rollforward of Level 3 Fair Values

The following tables include a rollforward of the loans classified within Level 3 of the fair value hierarchy:

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2021	$142,685	$109,792	$—	$252,477
Reclassification of loans(1)	103,677	(103,677)	—	—
Purchases of loans(1)	1,807,787	149,344	—	1,957,131
Sale of loans(1)	(914,369)	—	—	(914,369)
Purchase of loans for immediate resale(1)	5,992,148	—	—	5,992,148
Immediate resale of loans(1)	(5,992,148)	—	—	(5,992,148)
Repayments received(1)	(180,135)	(15,194)	—	(195,329)
Charge-offs and changes in fair value recorded in earnings	(85,567)	(14,215)	—	(99,782)
Other charges	8,732	1,561	—	10,293
Fair value at December 31, 2022	$882,810	$127,611	$—	$1,010,421
Transfer of loans to consolidated securitization (2)	(209,968)	—	209,968	—
Purchases and originations of loans(1)(3)	1,676,146	157,223	—	1,833,369
Sale of loans(1)	(1,241,233)	—	—	(1,241,233)
Purchase of loans for immediate resale(1)	1,330,364	—	—	1,330,364
Immediate resale of loans(1)	(1,330,364)	—	—	(1,330,364)
Repayments received(1)	(202,982)	(89,210)	(24,832)	(317,024)
Charge-offs and changes in fair value recorded in earnings	(74,952)	(53,304)	(6,065)	(134,321)
Other changes	753	4,448	—	5,201
Fair value at December 31, 2023	$830,574	$146,768	$179,071	$1,156,413
_________
(1)     Represents the principal balance.
(2)     Transfer of loans to consolidated securitization at fair value.
(3)     Purchase activity includes an immaterial unpaid principal balance related to securitization clean-up calls during the year ended December 31, 2023.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the consolidated balance sheets:

	Loans		Loans > 90 Days Past Due
	December 31,	December 31,	December 31,	December 31,
	2022	2023	2022	2023
Outstanding principal balance	$1,047,714	$1,182,577	$9,006	$15,310
Net fair value and accrued interest adjustments	(37,293)	(26,164)	(7,006)	(12,260)
Fair value(1)	$1,010,421	$1,156,413	$2,000	$3,050
_________
(1)     Includes $397.7 million and $343.1 million of auto loans at fair value as of December 31, 2022 and 2023, respectively, of which an immaterial amount and $2.8 million is 90 days or more past due as of December 31, 2022 and 2023, respectively.

The Company places loans on non-accrual status at 120 days past due. Any accrued interest recorded in relation to these loans is reversed in the respective period. The Company charges-off loans no later than 120 days past due.
Assets and Liabilities related to Securitization Transactions

As of December 31, 2022 and 2023, the Company held notes receivable and residual certificates with an aggregate fair value of $6.2 million and $14.8 million, respectively, within other assets on the Company’s consolidated balance sheets. The balances consist of securitization notes and residual certificates retained from securitization transactions.

As of December 31, 2023, the Company recognized payables to securitization note holders of $141.4 million at fair value. The balance represents the value of the securitization notes issued and owned by third-party investors in connection with UPST 2023-2. Accrued interest on these financial instruments is immaterial as of December 31, 2023. The value of the UPST 2023-2 securitization notes and residual certificates retained by the Company is eliminated in the consolidation process. As of December 31, 2022, the Company did not hold liabilities related to the consolidated securitization transaction.
Valuation Methodology

The Company prioritizes the use of observable inputs in estimating the fair value of notes receivable and residual certificates and payable to securitization note holders when available. When market activity for these financial instruments is not observable, the fair value is determined using a discounted cash flow methodology. This approach uses assumptions of projected cash flows of the underlying collateral loan pools adjusted for features of these securities, which reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value.

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements related to note receivable, residual certificates, and payable to securitization note holders:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	December 31, 2022			December 31, 2023
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Notes receivable and residual certificates
Discount rate	8.42%	22.27%	12.79%	9.99%	23.22%	12.74%
Credit risk rate (1)	0.59%	50.69%	18.43%	0.48%	50.69%	16.32%
Prepayment rate (1)	10.90%	88.73%	42.66%	6.36%	89.46%	43.14%
Payable to securitization note holders
Discount rate	*	*	*	6.85%	12.30%	8.48%
Credit risk rate (1)	*	*	*	0.61%	37.70%	15.51%
Prepayment rate (1)	*	*	*	6.66%	89.84%	42.73%
_________
(1)Expressed as a percentage of the original principal balance of the loans underlying the financial instruments.
(2)Unobservable inputs were weighted by relative fair value.
* Not applicable

Significant Recurring Level 3 Fair Value Input Sensitivity

Notes Receivable and Residual Certificates

Adverse changes in discount rates, credit risk rates, or prepayment rates do not result in a material impact to the fair value of notes receivable and residual certificates as of December 31, 2022 and 2023.

Payable to Securitization Note Holders

The fair value of the payable to securitization note holders is sensitive to adverse changes in discount rates, which represent estimates of the rates of return that institutional investors would require when investing in financial instruments with similar risk and return characteristics. On average, a hypothetical 100 and 200 basis point increase in discount rates results in a decrease in fair value of payable to securitization note holders of $1.9 million and $3.7 million, respectively, as of December 31, 2023. Adverse changes in credit risk rates and expected prepayment rates do not result in a material impact to the fair value of payable to securitization note holders as of December 31, 2023. The Company held no payable to securitization note holders as of December 31, 2022.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of the notes receivable and residual certificates and payables to securitization note holders related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2021	$8,288	$—
Additions	4,680	—
Repayments and settlements	(6,736)	—
Changes in fair value recorded in earnings	(51)	—
Fair value at December 31, 2022	$6,181	$—
Additions	13,172	165,318
Repayments and settlements	(4,328)	(23,320)
Changes in fair value recorded in earnings	(178)	(582)
Fair value at December 31, 2023	$14,847	$141,416
Loan Servicing Assets and Liabilities
As of December 31, 2022 and 2023, the Company’s loan servicing assets had a fair value of $36.5 million and $28.1 million, respectively, recorded within other assets on the consolidated balance sheets. As of December 31, 2022 and 2023, the Company’s loan servicing liabilities had a fair value of $4.0 million and $2.0 million, respectively, recorded within other accrued expenses and other liabilities on the consolidated balance sheets.
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2022			December 31, 2023
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	13.00%	20.00%	17.20%	13.00%	20.00%	16.89%
Credit risk rate (1)	0.03%	91.76%	16.22%	0.05%	88.42%	14.93%
Market-servicing rate (3)(4)	0.62%	3.72%	0.62%	0.62%	3.72%	0.62%
Prepayment rate (1)	0.53%	91.99%	41.19%	1.05%	96.90%	41.05%
_________
(1)Expressed as a percentage of the original principal balance of the loans underlying the servicing arrangement.
(2)Unobservable inputs were weighted by relative fair value.
(3)Excludes ancillary fees that would be passed on to a third-party servicer.
(4)Expressed as a percentage of the outstanding principal balance of personal loans and auto loans, of 0.62% and 3.72%, respectively.

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
Significant Recurring Level 3 Fair Value Input Sensitivity

The table below presents the fair value sensitivity of loan servicing assets and liabilities to adverse changes in key assumptions. The fair value of loan servicing assets and liabilities is not sensitive to adverse changes in discount rates and prepayments rates as such changes would not result in a significant impact on the fair value as of December 31, 2022 and 2023, respectively.

	December 31,	December 31,
	2022	2023
Fair value of loan servicing assets	$36,467	$28,092
Expected market-servicing rates
10% market-servicing rates increase	(9,989)	(7,475)
20% market-servicing rates increase	(19,950)	(14,916)

	December 31,	December 31,
	2022	2023
Fair value of loan servicing liabilities	$3,968	$2,038
Expected market-servicing rates
10% market-servicing rates increase	2,303	1,100
20% market-servicing rates increase	4,640	2,235

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the loan servicing assets and liabilities classified by the Company within Level 3 of the fair value hierarchy:

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2021	$18,388	$8,780
Sale of loans	31,041	2,302
Repayments and other changes in fair value recorded in earnings	(12,962)	(7,114)
Fair value at December 31, 2022	$36,467	$3,968
Sale of loans	13,796	83
Repayments and other changes in fair value recorded in earnings	(22,171)	(2,013)
Fair value at December 31, 2023	$28,092	$2,038
Beneficial Interests

In connection with certain loan sale agreements, the Company is obligated to make payments to the loan buyer or is entitled to receive payments from the buyer if credit performance on personal loans subject to the arrangement deviate from initial expectations, subject to a dollar cap. As of December 31, 2023, the Company held beneficial interest assets related to these arrangements of $41.0 million and beneficial interest liabilities of $4.2 million. The Company held no beneficial interests as of December 31, 2022.
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s fair value measurements of beneficial interests as of December 31, 2023:

	Minimum	Maximum	Weighted-Average(1)
Beneficial interest assets
Discount rate	7.00%	14.00%	13.63%
Credit risk rate spread (2)	(0.85)%	(0.85)%	(0.85)%
Beneficial interest liabilities
Discount rate	14.00%	14.00%	14.00%
Credit risk rate spread (2)	0.09%	9.81%	8.79%
_________
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

The following table presents the sensitivity of beneficial interest assets and liabilities to adverse changes in key assumptions used in the valuation model as of December 31, 2023. Adverse changes in discount rates do not result in a material impact to the fair value of beneficial interest liabilities as of December 31, 2023.

Significant Recurring Level 3 Fair Value Input Sensitivity

December 31, 2023
Fair value of beneficial interest assets	$41,012
Discount rate
100 basis point increase	(1,240)
200 basis point increase	(2,431)
Expected credit rate spreads on underlying loans
10% adverse change	(9,059)
20% adverse change	(16,743)

Fair value of beneficial interest liabilities	$4,221
Expected credit rate spreads on underlying loans
10% adverse change	5,606
20% adverse change	11,217

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Rollforward of Level 3 Fair Values

The following tables present a rollforward of beneficial interest assets and liabilities:

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value as of December 31, 2022	$—	$—
Additions	62,684	—
Settlements	—	(596)
Changes in fair value recorded in earnings	(21,672)	4,817
Fair value at December 31, 2023	$41,012	$4,221
Trailing Fee Liabilities

The Company pays certain bank partners monthly trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. As of December 31, 2022 and 2023, the Company held trailing fee liabilities of $4.9 million and $4.3 million, respectively.

Valuation Methodology

The discounted cash flow methodology, which is used to estimate the fair value of trailing fee liabilities, uses the same projected net cash flows as the underlying loans. The fair valuation methodology considers projected prepayments and historical defaults, losses and recoveries to project future losses and net cash flows of the underlying loans. Net cash flows are discounted using an estimate of market rates of return.
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for trailing fee liabilities:

	December 31, 2022			December 31, 2023
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	6.36%	22.28%	12.80%	9.63%	23.22%	12.88%
Credit risk rate (1)	0.01%	93.09%	18.43%	0.01%	88.42%	17.61%
Prepayment rate (1)	0.53%	93.43%	39.89%	1.05%	94.68%	39.94%
_________
(1) Expressed as a percentage of the original principal balance of the loans.
(2) Unobservable inputs were weighted by relative fair value.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of trailing fee liabilities to adverse changes in key assumptions would not result in a material impact on the Company’s financial position or results of operations.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Rollforward of Level 3 Fair Values

The following tables include a rollforward of trailing fee liabilities classified by the Company within Level 3 of the fair value hierarchy:

Trailing Fee Liabilities
Fair value at December 31, 2021	$4,315
Issuances	3,898
Repayments and settlements	(3,001)
Changes in fair value recorded in earnings	(360)
Fair value at December 31, 2022	$4,852
Issuances	2,126
Repayments and settlements	(2,757)
Changes in fair value recorded in earnings	30
Fair value at December 31, 2023	$4,251

 7.    Acquisitions

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

The total consideration the Company provided for Prodigy was $89.0 million, comprised of the following:

April 8, 2021
Fair value of Upstart common stock issued to Prodigy stockholders(1)	$70,121
Cash paid to common and preferred stockholders, warrant holders, and vested option holders	17,151
Fair value of assumed Prodigy options attributable to pre-combination service period	889
Transactions costs paid by Upstart on behalf of Prodigy	883
Total purchase consideration	$89,044
_________
(1)    The fair value is based on 568,539 shares of Company common stock at $123.33 per share, the closing stock price on April 8, 2021, and 87,339 shares are held in escrow as security for certain indemnification obligations of former Prodigy stockholders.

Excluded from the total purchase consideration above are 82,201 shares of the Company’s restricted common stock (“restricted stock”) with a fair value of $10.1 million issued to certain Prodigy employees. As of the year ended December 31, 2023, all restricted stock was fully lapsed. Refer to “Note 11. Stockholders' Equity” for further information.

The acquisition was accounted for as a business combination. The purchase consideration was allocated to the tangible and intangible assets and liabilities acquired as of the acquisition date, with the excess recorded to goodwill. The values assigned to the assets acquired and liabilities assumed were based on estimates of fair value available to us as of the date of acquisition, and adjusted during the measurement period, which ended on January 1,

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

2022. No material adjustments to the fair value of assets and liabilities were made during the measurement period. Refer to “Note 8. Goodwill and Intangible Assets” for further information.

The Company recognized acquisition-related costs of $1.2 million in the year ended December 31, 2021, which are included in the general and administrative expense in the consolidated statement of operations and comprehensive income (loss). No acquisition-related costs were incurred during the year ended December 31, 2022 and 2023.

We have included the financial results of the acquired business in our consolidated financial statements from the date of acquisition. These revenues and expenses were immaterial for the year ended December 31, 2021. Pro forma results of operations have not been presented because the effects of this acquisition were not material to our financial results.

 8.    Goodwill and Intangible Assets
Goodwill

During the year ended December 31, 2022 and 2023, there were no changes in the carrying amount of goodwill of $67.1 million on the Company’s consolidated balance sheets.
Intangible Assets

Acquired intangible assets subject to amortization consist of developed technology and customer relationships, and are recorded net of amortization and included within other assets on the consolidated balance sheets. The gross and net carrying values and accumulated amortization are as follows:

	December 31, 2022			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$9,400	$(5,483)	$3,917	$9,400	$(8,617)	$783
Customer relationships	13,700	(1,998)	11,702	13,700	(3,139)	10,561
Total intangible assets	$23,100	$(7,481)	$15,619	$23,100	$(11,756)	$11,344

Amortization expense was $3.2 million, $4.3 million and $4.3 million for the year ended December 31, 2021, 2022, and 2023, respectively.

Expected future amortization expense for intangible assets as of December 31, 2023 is as follows:

Fiscal Years:
2024	$1,925
2025	1,142
2026	1,142
2027	1,142
2028	1,142
Thereafter	4,851
Total	$11,344

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

 9.    Balance Sheet Components
Other Assets

Other assets consisted of the following:

	December 31,	December 31,
	2022	2023
Servicing fees and other receivables	$46,652	$40,490
Loan servicing assets (at fair value)	36,467	28,092
Other assets	22,678	18,589
Prepaid expenses	16,740	17,976
Notes receivable and residual certificates (at fair value)	6,181	14,847
Intangible assets, net(2)	15,631	11,356
Deposits	10,002	8,919
Interest rate caps (at fair value)(1)	—	5,958
Total other assets	$154,351	$146,227
_________
(1)Refer to “Note 4. Derivative Financial Instruments” for further information.
(2)Refer to “Note 8. Goodwill and Intangible Assets” for further information.

Servicing fees and other receivables represent amounts recognized as revenue but not yet collected in relation to servicing and other agreements with institutional investors and lending partners.
Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

	December 31,	December 31,
	2022	2023
Internally developed software	$37,783	$55,008
Leasehold improvements	13,074	14,281
Computer and networking equipment	6,049	6,054
Furniture and fixtures	4,421	4,761
Total property, equipment, and software	61,327	80,104
Accumulated depreciation and amortization	(17,159)	(37,449)
Total property, equipment, and software, net	$44,168	$42,655

For the year ended December 31, 2021, 2022 and 2023, depreciation and amortization expense on property, equipment, and software was $4.2 million, $13.5 million, and $20.6 million, respectively. Capitalized internally developed software balances, net of accumulated amortization, were $27.4 million and $31.3 million as of December 31, 2022 and 2023, respectively. The Company also recognized impairment charges to internally developed software of $2.6 million during the year ended December 31, 2023 as a result of the January 2023 Plan. Refer to “Note 16. Reorganization Expenses” for more information. There were no impairments of long-lived assets during the year ended December 31, 2022.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,	December 31,
	2022	2023
Accrued payroll	$21,825	$30,161
Accrued expenses	23,506	28,099
Trailing fee liability (at fair value)	4,852	4,251
Beneficial interest liabilities (at fair value)	—	4,221
Other liabilities	12,795	2,668
Loan servicing liabilities (at fair value)	3,968	2,038
Total accrued expenses and other liabilities	$66,946	$71,438

 10.    Borrowings

The following table presents the aggregate principal outstanding of all debt mentioned in this note that are included in the consolidated balance sheets:

	Borrowings
	December 31,	December 31,
	2022	2023
Warehouse credit facilities	$336,452	$387,425
Convertible senior notes	661,250	661,250
Total payments due	997,702	1,048,675
Unamortized debt discount	(11,308)	(8,251)
Total borrowings	$986,394	$1,040,424
Warehouse Credit Facilities
Upstart Loan Trust Warehouse Credit Facility

In November 2015, the Company’s consolidated VIE, ULT, entered into a revolving credit and security agreement with a third-party lender (the “ULT Warehouse Credit Facility”). The credit and security agreement for the ULT Warehouse Credit Facility was amended and restated in its entirety in May 2020 and has been further amended from time to time. Under the revolving credit and security agreement, the ULT Warehouse Credit Facility provides an aggregate of $250.0 million financing capacity of which $175.0 million is committed and $75.0 million is uncommitted. ULT may borrow up to this capacity until the earlier of June 15, 2025 or the occurrence of an accelerated amortization event. Accelerated amortization events include, but are not limited to, failure to satisfy certain loan performance metrics or the occurrence of an event of default. The proceeds may only be used to purchase unsecured personal loans and to pay fees and expenses related to the credit facility. The ULT Warehouse Credit Facility matures on the earlier of June 15, 2026 or acceleration of the facility following an event of default, upon which date 100% of the outstanding principal amount, together with any accrued and unpaid interest, becomes due and payable. The ULT Warehouse Credit Facility bears a floating interest rate of Compounded Secured Overnight Financing Rate (“SOFR”) plus a spread ranging from 2.75% to 4.13% per annum, due and payable monthly in arrears. The Company is also subject to a monthly unused fee ranging from 0.15% to 1.00% per annum

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

on the undrawn balance. The maximum advance rate under the ULT Warehouse Credit Facility on outstanding principal of loans held by ULT was 72.5% as of December 31, 2022 and 2023.

In June 2023, ULT entered into an interest rate cap agreement intended to protect against exposure to changes in cash flows attributable to interest rate risk on the warehouse facility. Refer to “Note 4. Derivative Financial Instruments” for further details related to the agreement.

The ULT Warehouse Credit Facility contains certain financial covenants. As of December 31, 2022 and 2023, ULT was in compliance with all applicable covenants under the ULT Warehouse Credit Facility. The creditors of ULT have no recourse to the general credit of the Company, except for certain limited obligations of ULT to its creditors that are guaranteed by the Company. The Company does not guarantee the credit performance of the loans owned by ULT, and the loans and other assets owned by ULT are not available to settle the claims of creditors of the Company.

The following table includes the aggregate balances held by ULT that were pledged as collateral for the ULT Warehouse Credit Facility and included in loans at fair value and restricted cash in the consolidated balance sheets:

	ULT Warehouse Credit Facility
	December 31, 2022	December 31, 2023
Outstanding borrowings	$163,773	$247,942
Aggregate outstanding principal of loans pledged as collateral	228,895	350,396
Aggregate fair value of loans purchased and held by ULT	256,024	356,109
Restricted cash pledged as collateral	$8,547	$10,799
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

On January 31, 2023, UAWT entered into the Omnibus Amendment to the Credit Agreement with the existing third-party lender which extended the last date by which UAWT may make a drawdown from its existing $200 million UAWT Warehouse Credit Facility until the earlier of June 2024 or an accelerated amortization event. An accelerated amortization event includes, but is not limited to, failure to satisfy certain loan performance metrics or the occurrence of an event of default. The proceeds may only be used to purchase secured auto loans originated using Upstart’s platform and to pay fees and expenses related to the credit facility. The UAWT Warehouse Credit Facility matures in June 2025, at which time all outstanding amounts owed must be repaid. As of December 31, 2023 the UAWT Warehouse Credit Facility bears interest per annum at a rate equivalent to the weighted-average cost of commercial paper notes issued by the lender (the “UAWT Benchmark Rate”), plus a spread ranging from 3.0% to 4.0%, and the maximum advance rate under the credit facility on outstanding principal of loans held by UAWT was 82.5% as of December 31, 2022 and 72.5% as of December 31, 2023. All other key terms of the Omnibus Amendment to the Credit Agreement were the same as those as of December 31, 2022.

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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The UAWT Warehouse Credit Facility contains certain financial covenants. As of December 31, 2022 and 2023, UAWT was in compliance with all applicable covenants under the UAWT Warehouse Credit Facility. The creditors of UAWT have no recourse to the general credit of the Company, except for certain limited obligations of UAWT to its creditors that are guaranteed by the Company.

The following table includes the aggregate balances held by UAWT that were pledged as collateral for the UAWT Warehouse Credit Facility and included in loans at fair value and restricted cash in the consolidated balance sheets as of December 31, 2022 and 2023.

	UAWT Warehouse Credit Facility
	December 31, 2022	December 31, 2023
Outstanding borrowings	$172,679	$139,483
Aggregate outstanding principal of loans pledged as collateral	221,847	277,576
Aggregate fair value of loans purchased and held by UAWT	216,539	258,374
Restricted cash pledged as collateral	$843	$446
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

The Company accounted for the issuance of the Notes as a single liability at par as the conversion feature does not require bifurcation as a derivative under ASC 815 and the Notes were not issued at a substantial premium. Debt issuance costs related to the Notes totaled $15.7 million and consisted of underwriting fees and third-party offering costs, which are amortized to interest expense using the effective interest method over the contractual term. The Company recorded immaterial coupon interest expense for all years presented. The Company also recorded $1.4 million, $3.0 million, and $3.1 million for the year ended December 31, 2021, 2022, and 2023 respectively, of amortization of debt issuance costs within expense on convertible notes on the consolidated statements of operations and comprehensive income (loss). The effective interest rate of the Notes is 0.7%.

The estimated fair value of the Notes as of December 31, 2022 and 2023 was approximately $364.8 million and $488.7 million, respectively, which represent Level 2 valuations in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market. The carrying value of the Notes as of December 31, 2022 and 2023 was $649.9 million and $653.0 million, respectively.
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

The following table summarizes the aggregate amount of maturities of all borrowings as of December 31, 2023:

December 31, 2023
2024	$—
2025	139,483
2026	909,192
2027	—
2028	—
Thereafter	—
Total	$1,048,675

 11.    Stockholders' Equity
Common Stock Reserved for Future Issuance

In December 2020, the Company's amended and restated certificate of incorporation became effective, which authorizes the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share. Shares of common stock reserved for issuance, on an as-converted basis, are as follows:

	December 31,	December 31,
	2022	2023
Options issued and outstanding	12,547,010	12,617,254
RSUs outstanding	6,046,796	5,534,394
PRSUs outstanding	687,500	—
Shares available for future issuance under 2020 plan	5,842,057	6,420,703
Shares available for issuance under ESPP	2,543,089	2,896,226
Total	27,666,452	27,468,577
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

The Company records share repurchases on the settlement date. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. The Company’s policy for share retirements is to allocate the excess between par value and the repurchase price, including costs and fees, to additional paid-in capital. During the year ended December 31, 2023, the Company made no repurchases of common stock. As of

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

December 31, 2023, $222.1 million remains available for future purchases of our common stock under the share repurchase program.
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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2023:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2022	12,547,010	$14.65	6.6	$77,289
Options granted	2,139,321	15.82
Options exercised	(1,441,787)	8.93
Options cancelled and forfeited	(627,290)	33.41
Balances at December 31, 2023	12,617,254	14.57	6.1	375,897
Options exercisable – December 31, 2023	8,754,026	9.82	4.9	292,002
Options vested and expected to vest – December 31, 2023	12,617,254	$14.57	6.1	$375,897

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of December 31, 2023. The aggregate intrinsic value of options exercised for the year ended December 31, 2021, 2022 and 2023 was $1,391.7 million, $157.3 million, and $28.9 million respectively. The weighted-average grant date fair value of options granted during the year ended December 31, 2021, 2022 and 2023 was $62.06, $15.60, and $8.19 per share, respectively. The total fair value of options vested for the year ended December 31, 2021, 2022 and 2023 was $23.5 million, $23.2 million, and $34.7 million, respectively.

As of December 31, 2023, total unrecognized stock-based compensation expense related to unvested stock options was $40.6 million, which is expected to be recognized over a remaining weighted-average period of 2.5 years.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

In May 2021, the Company amended an employee stock option agreement which resulted in a modification of the vesting of a certain number of option shares. The Company valued the amended stock options as of the modification date. Based on the Black-Scholes option pricing model, incremental stock-based compensation expense of $4.4 million resulting from the modification was recognized during the year ended December 31, 2021. The amendment had no impact for the years ended December 31, 2022 and 2023.
Restricted Stock Units

The Company grants RSUs to employees and nonemployees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over one to four years. The following table summarizes RSU activity for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	6,046,796	$51.28
RSUs granted	4,049,756	19.64
RSUs vested	(3,170,158)	36.05
RSUs cancelled and forfeited	(1,392,000)	59.05
Unvested at December 31, 2023	5,534,394	$34.90

As of December 31, 2023, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $150.1 million, which is expected to be recognized over a remaining weighted-average period of 2.0 years.
Restricted Stock

In connection with the Prodigy acquisition in April 2021, 82,201 shares of the Company’s restricted stock with a fair value of $10.1 million were issued to certain Prodigy employees. The restricted stock is subject to transfer restrictions and a repurchase option and is contingent upon the employees' continued employment with the Company. The restricted stock is subject to restrictions which lapse on a quarterly basis over two years from the time of the Prodigy acquisition, refer to Note 7. Acquisitions for further information. During the year ended December 31, 2023, 10,271 shares of restricted stock with a weighted-average grant date value of $123.33 per share fully lapsed and there was no unrecognized stock-based compensation expense as of December 31, 2023.
Performance-based Restricted Stock Units

On February 24, 2023, the Company’s Compensation Committee of the Board of Directors approved the cancellation of PRSUs that may be settled for 687,500 shares of the Company’s common stock granted to an executive in February 2022.

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

Compensation expense associated with the PRSUs was recognized using the straight-line attribution method for each of the nine vesting tranches over the respective derived service period. The weighted-average grant date fair value using the Monte Carlo simulation was $68.76 per share. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether these conditions will be achieved or not, and stock-based compensation expense for any such awards is not reversed if the market condition is not met. The cancellation of the grant was treated by the Company as a settlement for no consideration and remaining unrecognized compensation expense of $39.0 million associated with the grant was accelerated and recorded by the Company as part of engineering and product development expense on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2023.
2020 Employee Stock Purchase Plan

Our ESPP provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on the exercise date. During the year ended December 31, 2023, 459,459 shares of common stock were purchased under the ESPP.

As of December 31, 2023, total unrecognized stock-based compensation expense related to the ESPP was immaterial.

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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following assumptions were used to estimate the fair value of options granted:

Year Ended December 31,
	2021	2022	2023
Expected term (in years)	5.3 – 6.9	5.1 – 7.0	5.1 – 7.0
Expected volatility	45.98% – 65.01%	47.58% – 52.96%	50.96% – 53.76%
Risk-free interest rate	0.62% – 1.34%	1.70% – 4.23%	3.45% – 4.86%
Dividend yield	—%	—%	—%

The following assumptions were used to estimate the fair value of the February 2022 PRSUs granted:

Expected term (in years)	6.9
Expected volatility	48.43%
Risk-free interest rate	1.89%
Dividend yield	0%

The following assumptions were used to estimate the fair value of ESPP purchase rights:

	Year Ended December 31,
	2021	2022	2023
Expected term (in years)	0.5 - 0.6	0.5	0.5
Expected volatility	61.65% - 152.95%	91.98% - 179.35%	97.74% - 131.05%
Risk-free interest rate	0.05% - 0.09%	0.72% - 3.13%	4.97% - 5.55%
Dividend yield	—%	—%	—%
Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its consolidated statements of operations and comprehensive income (loss) for employees and nonemployees:

	Year Ended December 31,
	2021	2022	2023
Sales and marketing	$6,059	$11,354	$8,166
Customer operations	6,251	9,355	10,683
Engineering and product development	39,191	72,169	110,381
General, administrative, and other	21,685	33,067	45,809
Total	$73,186	$125,945	$175,039

 12.    Leases

The Company’s operating leases expire between 2027 and 2029 and are primarily for its corporate headquarters in San Mateo, California and Columbus, Ohio, as well as additional office space in Columbus, Ohio and Austin, Texas. Certain leases have rent abatement, escalating rent payment provisions, lease renewal options,

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

and tenant allowances. Rent expense is recognized on a straight-line basis over the non-cancelable lease term, except when it is reasonably certain that the renewal option will be exercised.

During the year ended December 31, 2023, the Company entered into an amendment to partially terminate a portion of its leased office space in Columbus, Ohio. In connection with the amendment, the Company removed the extension option from the lease term as it was no longer reasonably certain to exercise such option. The Company also incurred a one-time termination fee of $7.0 million. The transaction was accounted for as a lease modification, which resulted in a decrease of the ROU asset and lease liability of $19.9 million and $21.2 million, respectively, and an immaterial gain on partial termination within other income (expense) on the consolidated statements of operations and comprehensive income (loss).

In connection with the Company’s lease agreements, letters of credit were issued on behalf of the Company for the benefit of the landlord in an aggregate amount of $3.4 million. The letters of credit are secured by certificates of deposit which are included in restricted cash on the consolidated balance sheets.

As of December 31, 2023, future minimum lease payments are as follows:

Operating Leases
2024	$14,966
2025	15,402
2026	15,850
2027	15,474
2028	6,143
Thereafter	2,990
Total undiscounted lease payments	70,825
Less: Present value adjustment	(8,501)
Operating lease liabilities	$62,324

The Company did not have any material finance leases as of December 31, 2022 and had no finance leases as of December 31, 2023. The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance and parking fees, were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial for the years presented. Operating lease expense was as follows:

	Year Ended December 31,
	2021	2022	2023
Rent expense	$7,756	$15,916	$15,766
Variable lease payments	$1,650	$3,696	$4,067

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Supplemental cash flow and non-cash information related to the Company’s operating leases was as follows:

	Year Ended December 31,
	2021	2022	2023
Cash paid for amounts included in the measurement of lease liabilities	$4,553	$11,084	$22,014
Right-of-use assets capitalized	83,463	1,826	—
Adjustments to operating lease right-of-use assets due to modification and other reassessment events	$—	$—	$(19,865)

Supplemental balance sheet information related to the Company’s operating leases was as follows:

December 31,
2023
Weighted-average remaining lease term (in years)	4.56
Weighted-average discount rate	5.11%

 13.    Commitments and Contingencies
Commitments

The Company has loan purchase obligations under the Company’s loan agreements with certain lending partners. These lending partners retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the conclusion of the required holding period. As of December 31, 2022 and 2023, the total loan purchase commitment included outstanding principal balance of $17.8 million and $36.6 million, respectively.
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

From time to time the Company is subject to, and it is presently involved in, various litigation and legal proceedings arising from the ordinary course of business activities, the outcome of which the Company cannot reasonably determine. Other than the class actions and derivative actions described below, the Company does not believe that it is presently a party to any litigation of which the outcome would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. As of December 31, 2022 and 2023, no loss contingency has been recorded in connection with legal proceedings.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, directors, officers and other parties with respect to certain matters. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company,

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material adverse effect on the Company’s consolidated financial statements.
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

The maximum potential amount of future payments associated under this obligation is the outstanding balances of the loans sold to the institutional investors, which at December 31, 2022 and 2023 is $15,551.1 million and $12,208.1 million, respectively. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial.

The Company did not have material contingent liabilities related to future loan repurchase obligations as of December 31, 2022 and 2023. These amounts are included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
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

On July 26, 2022, an additional lawsuit was filed in United States District Court, Southern District of Ohio, captioned Crain v. Upstart Holdings, Inc. et al., Case No. 2:22-cv-02935-ALM-EPD (S.D. Ohio) against the Company, the Company’s Chief Executive Officer, and Chief Financial Officer. The Crain lawsuit makes

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

allegations similar to those in the Handelsbanken Fonder action and alleges that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Crain lawsuit claims unspecified damages and legal fees. On August 16, 2022, the court appointed a lead plaintiff and approved lead counsel in the Crain action. On December 5, 2022, the lead plaintiff filed a consolidated amended complaint, which names the same defendants as the previous complaint, along with two Company executives, as well as Third Point LLC and its CEO and Third Point Ventures LLC and its managing partner (also a former Upstart board member). The consolidated amended complaint brings the same claims as the previous complaint but adds a claim under Section 20A of the Exchange Act. On February 24, 2023, the Upstart defendants filed a motion to dismiss the consolidated amended complaint. On September 29, 2023, the Court issued an order, granting in part and denying in part the Upstart defendants’ motion. On November 7, 2023, the Upstart defendants filed a motion for reconsideration, which has now been fully briefed and is awaiting decision by the Court. The Company believes the remaining claims in the Crain action are without merit and intends to defend itself vigorously.

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

On April 5, 2023, a fifth derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Okhai v. Girouard, et al., C.A. No. 2023-0401-SG (Del. Ch.). The Okhai action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants the Company’s current board members, two former board members, its Chief Financial Officer, and two current or former Company executives, as well as Third Point LLC and Third Point Ventures LLC. The Okhai action includes claims for breach of fiduciary, aiding and abetting such alleged breaches, and unjust enrichment, and seeks equitable and/or injunctive relief, restitution, and attorney’s fees and costs from the individual defendants. On August 3, 3023, in response to a motion to stay by the defendants in the Okhai action, the Court stayed the Okhai action until resolution of the motion to dismiss in the related Crain securities class action. Following the issuance of the September 29, 2023 order on the motion to dismiss in the related Crain securities class action, on November 16, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Okhai action until resolution of a motion for reconsideration of the September 29, 2023 order on the motion to dismiss in the related Crain securities class action.

On October 13, 2023, a sixth derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Romanyshyn v. Girouard, et al., C.A. No. 2023-1029-SG (Del. Ch.). The Romanyshyn action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants current and former directors and Company executives, as well as Third Point LLC and its CEO, and Third Point Ventures LLC. The Romanyshyn action includes claims for breach of fiduciary, and seeks unspecified monetary damages, restitution, and attorney’s fees and costs from the individual defendants. It also seeks corporate governance and internal procedure modifications. On November 3, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Romanyshyn action until resolution of the motion to stay in the related Okhai derivative action.

On October 24, 2023, a seventh derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Agarwal v. Girouard, et al., C.A. No. 2023-1075-SG (Del. Ch.). The Agarwal action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants current and former directors and Company executives, as well as Third Point LLC and its CEO, and Third Point Ventures LLC. The Agarwal action includes claims for breach of fiduciary, and seeks unspecified monetary damages, restitution, and attorney’s fees and costs from the individual defendants. It also seeks corporate governance and internal procedure modifications. On November 3, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Agarwal action until resolution of the motion to stay in the related Okhai derivative action.

Given the uncertainty of litigation described above, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

 14.    Income Taxes
Income before income taxes consisted entirely of income from domestic operations of $133.7 million for the year ended December 31, 2021. Loss before income taxes consisted entirely of losses from domestic operations of, $109.1 million and $240.0 million for the calendar year ended December 31, 2022 and 2023, respectively. Income tax (benefit) expense included in the statements of operations and comprehensive income (loss) consisted of the following:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31,
	2021	2022	2023
Current:
Federal	$—	$—	$—
State	229	174	107
Total current tax expense	229	174	107
Deferred:
Federal	(1,435)	41	—
State	(506)	(624)	—
Total deferred tax expense	(1,941)	(583)	—
Total (benefit) provision for income taxes	$(1,712)	$(409)	$107

Income tax expense differed from the amount computed by applying the Federal statutory income tax rate of 21% to net income (loss) before income taxes for the year ended December 31, 2023 as a result of the following:

	Year Ended December 31,
	2021	2022	2023
Federal tax at statutory rate	$28,084	$(22,906)	$(50,405)
State income taxes, net of federal tax benefit	(248)	(448)	107
Stock-based compensation	(236,726)	(4,490)	2,306
Research and development credit	(19,103)	(6,333)	(6,288)
PPP loan forgiveness (CARES Act)	1,110	—	—
Change in valuation allowance	222,230	26,263	38,189
Tax return to tax provision adjustment	(34)	309	(878)
Section 162(m) limitation	2,653	6,494	16,586
Other	322	702	490
(Benefit) provision for income taxes	$(1,712)	$(409)	$107

The tax effects of temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities related to the following:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	December 31,
	2022	2023
Deferred tax assets:
Net operating loss carryforwards	$304,879	$328,511
Capitalized research and experimental expenditures	28,732	54,335
Research and development credits	38,796	47,009
Operating lease liabilities	29,052	18,041
Stock-based compensation	13,714	14,067
Convertible debt transactions	10,734	6,694
Accruals and reserves	6,647	7,306
Investment in partnerships	801	—
Amortization	90	299
Other	631	298
Total deferred tax assets	434,076	476,560
Less: valuation allowance	(387,976)	(443,165)
Deferred tax assets – net of valuation allowance	46,100	33,395
Deferred tax liabilities:
Right of use asset	24,887	15,832
Servicing rights	9,368	7,542
Interest receivables	3,699	4,100
Intangible assets	4,502	3,461
Depreciation	3,644	1,972
Investment in partnerships	—	488
Total deferred tax liabilities	46,100	33,395
Net deferred tax liabilities	$—	$—

Management believes that, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, and as such the Company maintains a full valuation allowance at December 31, 2023. The valuation allowance increased by $55.2 million for the year ended December 31, 2023 primarily as a result of current year activities and the capitalization of research and experimental activities.

As of December 31, 2023, the Company had approximately $1,069.2 million and $1,528.1 million of federal and state (post-apportioned) net operating losses (NOL), that will begin to expire in 2035 and 2034, respectively. The Company also has Federal and California research and development tax credits of $49.8 million and $21.7 million, respectively. The Federal research credits will begin to expire in 2032 and the California research credits have no expiration date. The Internal Revenue Code (“IRC”) limits the amount of NOL carryforwards that a company may use in a given year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. Utilization of NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company performed an ownership analysis and identified ownership changes in prior years, as defined under IRC Section 382 and 383, however neither resulted in a material limitation that will reduce the total amount of NOL carryforwards and credits that can be utilized.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2022	2023
Balance at beginning of year	$1,820	$13,904	$18,474
Additions for tax positions of prior years	461	885	308
Tax positions related to the current year	11,623	3,685	3,376
Balance at end of year	$13,904	$18,474	$22,158

If recognized, all of the unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets. As of December 31, 2023, the Company had $22.2 million unrecognized income tax benefits and there was an increase of $3.7 million to the Company’s unrecognized tax benefits during the year. The Company does not anticipate any significant increases or decreases to unrecognized tax benefits during the next twelve months. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its consolidated balance sheet and consolidated statement of operations and comprehensive income (loss) for the tax year ended December 31, 2023.

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

 15.    Net Income (Loss) Per Share

Basic net income (loss) per common share is based on the weighted-average common shares outstanding during the relevant year. Diluted net income (loss) per share is based on the weighted-average common shares outstanding during the relevant year adjusted for the dilutive effect of share-based awards and convertible debt. Basic and diluted net income (loss) per share are computed independently for each year presented, which involves the use of different weighted-average share count figures. As a result, and after factoring the effect of rounding to the nearest cent per share, the sum of each fiscal quarter-to-date basic and diluted net income (loss) per share may not equal year-to-date basic and diluted net income (loss) per share.

For years in which the Company reports net losses, basic and diluted net loss per share are the same because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31,
	2021	2022	2023
Numerator:
Net income (loss)	$135,443	$(108,665)	$(240,132)
Denominator:
Weighted-average common shares outstanding used to calculate net income (loss) per share, basic	78,106,359	82,771,268	83,765,896
Weighted-average effect of dilutive securities	16,666,282	—	—
Weighted-average common shares outstanding used to calculate net income (loss) per share, diluted	94,772,641	82,771,268	83,765,896

Net income (loss) per share, basic	$1.73	$(1.31)	$(2.87)
Net income (loss) per share, diluted	$1.43	$(1.31)	$(2.87)

The following securities were excluded from the computation of diluted net income (loss) per share for the years presented, due to their anti-dilutive effect. These amounts represent the number of instruments outstanding at the end of each respective year:

	Year Ended December 31,
	2021	2022	2023
Options to purchase common stock	461,157	12,547,010	12,617,254
Unvested RSUs	506,302	6,046,796	5,534,394
Convertible debt	2,318,078	2,318,078	2,318,078
Purchase rights committed under the ESPP	—	101,397	184,447
Unvested PRSUs	—	687,500	—
Total	3,285,537	21,700,781	20,654,173

16.    Reorganization Expenses

On January 31, 2023, the Company implemented a plan of reorganization (the “January 2023 Plan”). The January 2023 Plan was designed to reduce operating costs, streamline operations and return the Company to profitability. As part of the January 2023 Plan, the Company reduced its workforce by approximately 20%, or 365 employees, and suspended development of its small business loan product.

During the year ended December 31, 2023, the Company incurred $15.5 million of reorganization expenses in relation to the January 2023 plan, which primarily consisted of severance charges related to employee cash compensation, benefits, and associated taxes. As of December 31, 2023, the Company has made all cash payments to impacted employees. The Company also recognized an impairment expense of $2.6 million for previously capitalized internally developed software costs. In addition to these charges, the Company recognized $2.9 million of one-time non-cash savings related to the reversal of previously expensed stock-based compensation associated with forfeited stock awards for the year ended December 31, 2023.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

17.    Subsequent Events

The Company has evaluated events that have occurred through the filing date of this Annual Report on Form 10-K. Based on its evaluation, other than any items recorded or disclosed within the consolidated financial statement and related notes, including as discussed below, the Company has determined no subsequent events were required to be recognized or disclosed.

On February 9, 2024, the Company signed an agreement with an investor to sell a pool of Upstart-powered core personal loans with an aggregate outstanding principal amount of $299.7 million. The total consideration in exchange for the loans include cash, and a right to receive additional cash amounts if credit performance of the loan pool is in line or exceeds initial expectations. In case of credit underperformance, the Company is obligated to make cash payments to the purchaser over time, subject to a certain cap. The Company plans to account for this sale under ASC 860, Transfers and Servicing.

On February 13, 2024, the Company obtained a waiver for breach in certain covenants related to the UAWT Warehouse Credit Facility for the January 2024 collection period and paid down $15.3 million of the outstanding advance on the credit facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
a.Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
b.Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

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
c.Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

d.Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Upstart Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Upstart Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 15, 2024, expressed an unqualified opinion on those financial statements.

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
February 15, 2024
ITEM 9B. OTHER INFORMATION

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

During the quarter ended December 31, 2023, the following officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company has adopted a contract, instruction or written plan for the sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) of the Exchange Act:

Name and title of officer: Natalia Mirgorodskaya, Corporate Controller
Date of adoption: November 30, 2023
Duration of the trading arrangement: Through August 31, 2024 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 13,688 shares

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

The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
ITEM 11. EXECUTIVE COMPENSATION

The remaining information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our principal accountant is Deloitte & Touche, LLP. The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2023.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-K	001-39797	3.1	February 18, 2022
3.2	Amended and Restated Bylaws.	8-K	001-39797	3.2	November 18, 2022
4.1	Form of Common Stock Certificate.	S-1/A	333-249860	4.1	December 4, 2020
4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, amended as of December 31, 2018.	S-1	333-249860	4.2	November 6, 2020
4.3	Description of Capital Stock.	10-K	001-39797	4.3	February 16, 2023
4.4	Indenture, dated August 20, 2021, between the registrant and U.S. Bank National Association.	8-K	001-39797	4.1	August 20, 2021
4.5	Form of 0.25% Convertible Senior Note due 2026 (included in the indenture filed as Exhibit 4.4).	8-K	001-39797	4.2	August 20, 2021
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-249860	10.1	December 4, 2020
10.2+	2020 Equity Incentive Plan and related form agreements.	10-Q	001-39797	10.1	November 12, 2021
10.3+	2012 Stock Plan and related form agreements.	S-1/A	333-249860	10.3	November 6, 2020
10.4+	Employee Incentive Compensation Plan.	S-1/A	333-249860	10.4	December 4, 2020
10.5+	2020 Employee Stock Purchase Plan.	S-1/A	333-249860	10.5	December 4, 2020
10.6+	Prodigy Software, Inc. 2015 Stock Incentive Plan and related form agreements.	S-8	333-255270	4.4	April 16, 2021
10.7+	Amended and Restated Executive Change in Control and Severance Policy and related participation.	8-K	001-39797	10.1	November 18, 2022
10.8+	Outside Director Compensation Policy.	10-K	001-39797	10.7	February 18, 2022
10.9+	Employment Offer Letter, dated October 6, 2022, between Upstart Network, Inc. and Scott Darling.	10-K	001-39797	10.10	February 16, 2023
10.10	Sub-Sublease Agreement, dated April 1, 2019, between the registrant and Snowflake, Inc.	S-1	333-249860	10.8	November 5, 2020
10.11	Sublease, dated September 13, 2021, between Upstart Network, Inc. and Open Text, Inc.	10-Q	001-39797	10.3	November 12, 2021
10.12^	Amended and Restated TransUnion Master Agreement for Consumer Reporting and Ancillary Services, dated November 25, 2020, between Upstart Network, Inc. and TransUnion LLC.	S-1/A	333-249860	10.16	December 7, 2020
10.13^	Amended and Restated Billing Agent Agreement, dated November 25, 2020, between Upstart Network, Inc. and Trans Union LLC.	S-1/A	333-249860	10.17	December 7, 2020
10.14	Form of Capped Call Confirmation.	8-K	001-39797	10.1	August 20, 2021
21.1*	List of subsidiaries of the registrant.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
23*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Recovery Policy.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
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
Date: February 15, 2024

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

Signature	Title	Date
/s/ Dave Girouard	Chief Executive Officer and Director	February 15, 2024
Dave Girouard	(Principal Executive Officer)

/s/ Sanjay Datta	Chief Financial Officer	February 15, 2024
Sanjay Datta	(Principal Financial Officer)

/s/ Natalia Mirgorodskaya	Corporate Controller	February 15, 2024
Natalia Mirgorodskaya	(Principal Accounting Officer)

/s/ Sukhinder Singh Cassidy	Director	February 15, 2024
Sukhinder Singh Cassidy

/s/ Kerry Cooper	Director	February 15, 2024
Kerry Cooper

/s/ Paul Gu	Director	February 15, 2024
Paul Gu

/s/ Mary Hentges	Director	February 15, 2024
Mary Hentges

/s/ Jeff Huber	Director	February 15, 2024
Jeff Huber

/s/ Ciaran O’Kelly	Director	February 15, 2024
Ciaran O’Kelly

/s/ Hilliard C. Terry III	Director	February 15, 2024
Hilliard C. Terry III