Form 10-Q
period 2024-03-31
Upstart Holdings, Inc.
filed 2024-05-08
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2024 there were 87,878,025 shares of the registrant’s common stock outstanding.

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
•our ability to successfully maintain a diversified and resilient loan funding strategy, including lending partnerships, whole loan sales, committed capital and other co-investment arrangements and securitization transactions;
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
•the impact of bank failures in 2023, including disruption in the banking industry, and any associated effects on our business and industry;
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

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	March 31,
	2023	2024
Assets
Cash	$368,405	$300,529
Restricted cash	99,382	138,622
Loans (at fair value)(1)	1,156,413	1,080,865
Property, equipment, and software, net	42,655	40,555
Operating lease right of use assets	54,694	51,936
Beneficial interest assets (at fair value)	41,012	62,214
Non-marketable equity securities	41,250	41,250
Goodwill	67,062	67,062
Other assets (includes $48,897 and $46,079 at fair value as of December 31, 2023 and March 31, 2024, respectively)	146,227	144,634
Total assets(2)	$2,017,100	$1,927,667
Liabilities and Stockholders’ Equity
Liabilities:
Payable to investors	$53,580	$59,081
Borrowings	1,040,424	1,005,277
Payable to securitization note holders (at fair value)	141,416	129,092
Accrued expenses and other liabilities (includes $10,510 and $14,314 at fair value as of December 31, 2023 and March 31, 2024, respectively)	84,051	62,055
Operating lease liabilities	62,324	59,364
Total liabilities(2)	1,381,795	1,314,869
Stockholders’ equity:
Common stock, 0.0001 par value; 700,000,000 shares authorized; 86,330,303 and 87,805,393 shares issued and outstanding as of December 31, 2023 and March 31, 2024, respectively	9	9
Additional paid-in capital	917,872	959,963
Accumulated deficit	(282,576)	(347,174)
Total stockholders’ equity	635,305	612,798
Total liabilities and stockholders’ equity	$2,017,100	$1,927,667
____________

(1)Includes $179.1 million and $157.3 million of loans, at fair value, contributed as collateral for the consolidated securitization as of December 31, 2023 and March 31, 2024, respectively. Refer to “Note 6. Fair Value Measurement” for details.

(2)The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by Upstart Holdings, Inc. at December 31, 2023 and March 31, 2024. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. The liabilities in the table below include liabilities for which creditors do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share data)
(Unaudited)

	December 31,	March 31,
	2023	2024
Assets
Cash	$1,603	$1,361
Restricted cash	23,450	36,783
Loans (at fair value)	1,147,423	1,066,559
Other assets (includes $5,958 and $5,950 at fair value as of December 31, 2023 and March 31, 2024, respectively)	22,917	23,196
Total assets	$1,195,393	$1,127,899

Liabilities
Payable to investors	$121	$14
Borrowings	387,440	351,525
Payable to securitization note holders (at fair value)	141,416	129,092
Accrued expenses and other liabilities	1,975	2,782
Total liabilities	530,952	483,413
Total net assets	$664,441	$644,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2024
Revenue:
Revenue from fees, net	$117,141	$138,068
Interest income, interest expense, and fair value adjustments, net:
Interest income(1)	45,315	51,171
Interest expense(1)	(7,132)	(10,714)
Fair value and other adjustments(1)	(52,397)	(50,731)
Total interest income, interest expense, and fair value adjustments, net	(14,214)	(10,274)
Total revenue	102,927	127,794
Operating expenses:
Sales and marketing	31,438	35,150
Customer operations	40,590	39,408
Engineering and product development	110,071	63,091
General, administrative, and other	52,663	57,613
Total operating expenses	234,762	195,262
Loss from operations	(131,835)	(67,468)
Other income, net	2,597	2,884
Net loss before income taxes	(129,238)	(64,584)
Provision for income taxes	16	14
Net loss	$(129,254)	$(64,598)

Net loss per share, basic	$(1.58)	$(0.74)
Net loss per share, diluted	$(1.58)	$(0.74)
Weighted-average number of shares outstanding used in computing net loss per share, basic	81,911,433	87,030,695
Weighted-average number of shares outstanding used in computing net loss per share, diluted	81,911,433	87,030,695
____________
(1)Balances for three months ended March 31, 2024 include amounts related to the consolidated securitization. Refer to “Note 2. Revenue” for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	81,259,676	$8	$714,871	$(42,444)	$672,435
Issuance of common stock upon exercise of stock options	331,093	—	1,537	—	1,537
Issuance of common stock upon settlement of restricted stock units	698,173	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(328)	—	(5)	—	(5)
Stock-based compensation expense	—	—	76,767	—	76,767
Issuance of common stock under employee stock purchase plan	312,134	—	5,728	—	5,728
Net loss	—	—	—	(129,254)	(129,254)
Balance as of March 31, 2023	82,600,748	$8	$798,898	$(171,698)	$627,208

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	86,330,303	$9	$917,872	$(282,576)	$635,305
Issuance of common stock upon exercise of stock options	351,968	—	1,204	—	1,204
Issuance of common stock upon settlement of restricted stock units	925,027	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(38)	—	(1)	—	(1)
Stock-based compensation expense	—	—	36,323	—	36,323
Issuance of common stock under employee stock purchase plan	198,133	—	4,565	—	4,565
Net loss		—	—	(64,598)	(64,598)
Balance as of March 31, 2024	87,805,393	$9	$959,963	$(347,174)	$612,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2024
Cash flows from operating activities
Net loss	$(129,254)	$(64,598)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of loans	54,924	54,017
Change in fair value of servicing assets	5,479	4,286
Change in fair value of servicing liabilities	(875)	(454)
Change in fair value of beneficial interest assets	—	(4,481)
Change in fair value of beneficial interest liabilities	—	4,973
Change in fair value of other financial instruments	(482)	1,551
Stock-based compensation	74,109	35,777
Gain on loan servicing rights, net	(3,613)	(2,946)
Depreciation and amortization	6,441	5,632
Non-cash interest expense	766	768
Other	(974)	(2,539)
Net changes in operating assets and liabilities:
Purchases of loans held-for-sale	(510,003)	(796,543)
Proceeds from sale of loans held-for-sale	449,339	772,690
Principal payments received for loans held-for-sale	57,949	52,841
Principal payments received for loans held by consolidated securitization	—	12,338
Payments on beneficial interest liabilities	—	(710)
Other assets	306	(825)
Operating lease liability and right-of-use asset	1,216	(202)
Payable to investors	(49,730)	6,893
Accrued expenses and other liabilities	(31,325)	(25,846)
Net cash provided by (used in) operating activities	(75,727)	52,622

Cash flows from investing activities
Purchases and originations of loans held-for-investment	(46,382)	(46,152)
Principal payments received for loans held-for-investment	24,422	27,242
Principal payments received for notes receivable and repayments of residual certificates	1,566	1,225
Purchases of property and equipment	(1,111)	(684)
Capitalized software costs	(4,347)	(1,065)
Acquisition of beneficial interest assets	—	(16,940)
Payments on beneficial interest assets	—	(1,173)
Net cash used in investing activities	(25,852)	(37,547)

Cash flows from financing activities
Proceeds from borrowings	60,673	74,260
Repayments of borrowings	(46,962)	(110,175)

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2024
Principal payments made on securitization notes	—	(13,564)
Proceeds from issuance of common stock under employee stock purchase plan	5,728	4,565
Proceeds from exercise of stock options	1,537	1,204
Taxes paid related to net share settlement of equity awards	(5)	(1)
Net cash provided by (used in) financing activities	20,971	(43,711)
Change in cash and restricted cash	(80,608)	(28,636)
Cash and restricted cash
Cash and restricted cash at beginning of period	532,467	467,787
Cash and restricted cash at end of period	$451,859	$439,151

Supplemental disclosures of cash flow information
Cash paid for interest	$7,959	$12,463
Cash (received) paid for income taxes, net	(1,153)	88

Supplemental disclosures of non-cash investing and financing activities
Beneficial interests obtained in connection with loan sale	$—	$13,555
Beneficial interest assets included in payable to investors	—	4,400
Capitalized stock-based compensation expense	2,658	546
____________

The following presents cash and restricted cash by category within the unaudited condensed consolidated balance sheets:

	December 31,	March 31,
	2023	2024
Cash	$368,405	$300,529
Restricted cash	99,382	138,622
Total cash and restricted cash	$467,787	$439,151

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

Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting standards during the three months ended March 31, 2024.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Specifically, the new guidance requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker, and an amount for other segment items by reportable segment, with a description of its composition. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and provide new segment disclosure requirements for entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the amendments to its condensed consolidated financial statements or related disclosures and plans to include any additional required disclosures relating to its segments beginning in the 2024 Annual Report on Form 10-K.
In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in this update require entities that hold certain crypto assets to subsequently measure them at fair value, with changes in fair value recorded in net income. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. This ASU is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements or related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items where the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate. In addition, entities are required to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of these amendments to its condensed consolidated financial statements or related disclosures and plans to include the additional required disclosures relating to income taxes beginning in the 2025 Annual Report on Form 10-K.

 2.    Revenue
Revenue from Fees, Net

The Company disaggregates revenue from fees by type of service for the periods presented as follows:

	Three Months Ended March 31,
	2023	2024
Revenue from fees, net:
Platform and referral fees, net	$77,657	$103,859
Servicing and other fees, net	39,484	34,209
Total revenue from fees, net	$117,141	$138,068

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Platform and Referral Fees, Net

Lending Partners. The Company enters into contracts with lending partners to provide access to a cloud-based artificial intelligence lending marketplace developed by the Company (the “Upstart platform”) to enable lending partners to originate unsecured personal and secured auto loans. The Upstart platform includes a cloud-based application (through Upstart.com or a lending partner-branded program) for submitting loan applications, verifying information provided within submitted applications, risk underwriting (through a series of proprietary technology solutions), delivery of electronic loan offers, and if the offer is accepted by the borrower, electronic loan documentation signed by the borrower. Lending partners can specify certain parameters of loans they are willing to originate. Under these contracts, lending partners can choose to use Upstart’s referral services, which allow them to access new borrowers through Upstart’s marketing channels.

After origination, Upstart-powered loans are either retained by lending partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans not retained by the lending partners, the Company pays the lending partners a one-time loan premium fee upon completion of the minimum contractual holding period and a monthly loan trailing fee based on the amount and timing of principal and interest payments made by the borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers, which are our lending partners, and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the condensed consolidated statements of operations and comprehensive loss. The Company recognized $1.4 million, and $2.2 million of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net during the three months ended March 31, 2023 and 2024, respectively.

As of December 31, 2023 and March 31, 2024, the Company recognized $4.3 million and $4.2 million of loan trailing fee liability, respectively, which is recorded at fair value and included within accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets. Refer to “Note 6. Fair Value Measurement” for additional information on changes in fair value associated with trailing fee liabilities.

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

Auto Dealerships. The Company enters into subscription agreements with auto dealerships to access Upstart Auto Retail software, a cloud-based solution that facilitates dealership operations and enables them to provide consumers with access to Upstart-powered auto loans. Subscription agreements generally have a contractual term of one to six months with evergreen monthly renewals. The Company bills customers on a monthly basis. Subscription fees are recognized over the contract term as the performance obligation is satisfied, and is included within platform and referral fees, net in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2023 and 2024, the Company recognized immaterial amounts of subscription fee revenue.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Company had $19.5 million and $18.7 million of accounts receivable that are included in other assets on the condensed consolidated balance sheets related to contracts with customers as of December 31, 2023 and March 31, 2024, respectively. The standard payment terms on accounts receivable are 30 days. The Company’s allowance for bad debt and bad debt expense were immaterial for the periods presented.

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to employees in connection with the acquisition of lending partners. Capitalized costs are amortized over the expected period of benefit, which we have determined, based on an analysis, to be three years. The Company applies the practical expedient to expense costs to obtain contracts with customers if the amortization period is one year or less. As of December 31, 2023 and March 31, 2024, the Company had $2.7 million and $2.4 million of contract costs, respectively, capitalized within other assets on the condensed consolidated balance sheets. During the three months ended March 31, 2023 and 2024, the Company amortized immaterial amounts of capitalized contracts costs to sales and marketing in the condensed consolidated statements of operations and comprehensive loss.

Customers accounting for greater than 10% of total revenue were as follows:

	Three Months Ended March 31,
	2023	2024
Customer A	30%	39%
Customer B	18%	24%
Customer C	10%	11%

Customers accounting for greater than 10% of accounts receivable were as follows:

	December 31,	March 31,
	2023	2024
Customer B	11%	11%
Customer C	15%	*
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

The following table presents the components of servicing and other fees, net as part of revenue from fees, net in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2023	2024
Servicing fees	$28,528	$23,242
Borrower fees	7,737	7,159
Collection agency fees	3,916	4,596
Other fees	293	98
Net loss on servicing rights and fair value adjustments	(990)	(886)
Total servicing and other fees, net	$39,484	$34,209
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents components of the interest income, interest expense, and fair value adjustments, net presented in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2023	2024
Interest income(1)	$45,315	$51,171
Interest expense(1)	(7,132)	(10,714)
Fair value and other adjustments
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net(1)	(44,544)	(29,593)
Realized loss on sale of loans, net	(7,853)	(7,104)
Fair value adjustments and realized losses on beneficial interests	—	(14,034)
Total fair value and other adjustments, net	(52,397)	(50,731)

Total interest income, interest expense, and fair value adjustments, net	$(14,214)	$(10,274)
__________
(1) Includes interest income, interest expense and unrealized loss on loans, loan charge-offs, and other fair value adjustments, net related to the consolidated securitization as follows:

	Three Months Ended March 31,
	2023	2024
Interest income, interest expense, and fair value adjustments, net related to consolidated securitization:
Interest income	$—	$8,624
Interest expense	—	(2,760)
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net	—	(10,651)

Total interest income, interest expense, and fair value adjustments, net	$—	$(4,787)
Interest Income

Interest income is recognized based on the terms of the underlying agreements with borrowers for loans held on the Company’s condensed consolidated balance sheets and is earned over the life of a loan.

Interest income also includes accrued interest earned on outstanding loans but not collected. Loans that have reached a delinquency of over 120 days are classified as non-accrual status and any accrued interest recorded in relation to these loans is reversed in the respective period. The Company does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2023 and March 31, 2024, the Company has recorded $14.2 million and $12.5 million of accrued interest income in loans on the condensed consolidated balance sheets, respectively.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Interest Expense

Interest expense is primarily related to interest recorded on the Company’s borrowings on warehouse credit facilities and interest expense related to the consolidated securitization. Interest expense includes accrued interest incurred but not paid. Accrued interest expenses were immaterial as of December 31, 2023 and March 31, 2024. Interest expense also includes changes in fair value of the interest rate caps. Refer to “Note 4. Derivative Financial Instruments” for additional information.
Fair Value and Other Adjustments, Net

Fair value and other adjustments, net include changes in fair value of financial instruments, other than loan servicing assets and liabilities and the interest rate caps. These adjustments are recorded in the Company’s condensed consolidated statements of operations and comprehensive loss and include both realized and unrealized changes to the value of related assets and liabilities. Refer to “Note 6. Fair Value Measurement” for additional information.

Fair value and other adjustments, net also includes amounts received from borrowers for previously charged-off loans held on the Company’s condensed consolidated balance sheets. These amounts are recognized in the period when amounts are received. Amounts received from borrowers for previously charged-off loans were immaterial for the three months ended March 31, 2023, and $3.3 million for the three months ended March 31, 2024.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

	December 31, 2023
	Assets	Liabilities	Net Assets
Consolidated securitization	$187,258	$141,420	$45,838
Consolidated warehouse entities	645,455	388,681	256,774
Other consolidated VIEs	362,680	851	361,829
Total consolidated VIEs	$1,195,393	$530,952	$664,441

	March 31, 2024
	Assets	Liabilities	Net Assets
Consolidated securitization	$165,169	$129,096	$36,073
Consolidated warehouse entities	614,617	353,210	261,407
Other consolidated VIEs	348,113	1,107	347,006
Total consolidated VIEs	$1,127,899	$483,413	$644,486
Consolidated Securitization
On July 6, 2023, the Company completed a private securitization securities offering (“UPST 2023-2”). As a retaining sponsor of the transaction, under risk retention requirements in Title 17 U.S. Code of Federal Regulations Part 246, Credit Risk Retention, promulgated by the Securities and Exchange Commission, the Company is required to retain at least 5% of the economic risk in UPST 2023-2. The Company elected to satisfy the risk retention requirements by holding eligible vertical retained interests in the form of a combination of securitization notes and residual certificates. The Company has also retained the remainder of the residual certificates issued as part of the transaction. The Company was the sole contributor of the collateral, which included $204.7 million outstanding principal balance of Upstart-powered loans held by the Company. The weighted-average coupon of the securitization notes issued was approximately 9.2%, and their sale generated approximately $165.3 million in gross cash proceeds. These proceeds and payments made on securitization notes are classified as financing activities in the condensed consolidated statement of cash flows.

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

During the three months ended March 31, 2024, the Company exercised clean up calls related to two historical unconsolidated securitizations and subsequently liquidated the associated entities. As part of the clean up call, the Company, as servicer, repurchased the remaining collateral and received the cash reserve amounts held by the related entities. The clean up calls had no material impact on the condensed consolidated financial statements of the Company.

The following tables summarize the aggregate value of assets and liabilities of unconsolidated VIEs in which the Company holds a variable interest but is not the primary beneficiary:

	December 31, 2023
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations and other	$445,929	$319,357	$126,572	$20,885

	March 31, 2024
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations and other	$392,281	$283,346	$108,935	$17,087

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Company’s maximum exposure to loss from its involvement with unconsolidated VIEs represents the estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is remote. The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $14.8 million and $13.4 million of securitization notes and residual certificates that are carried at fair value and included in other assets on the condensed consolidated balance sheets as of December 31, 2023 and March 31, 2024, respectively. The Company also had $6.0 million and $3.7 million of cash deposits held as reserve accounts for related securitizations, included in other assets on the condensed consolidated balance sheets as of December 31, 2023 and March 31, 2024.

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

 4.    Derivative Financial Instruments

In February 2023 and June 2023, UAWT and ULT entered into interest rate cap agreements with a strike rate of 3.0% and 3.25%, respectively. The agreements were entered into in relation to the warehouse credit facilities which bear floating interest rates, refer to “Note 9. Borrowings” for further information. The interest rate caps provide protection to the credit facilities against exposure to changes in cash flows to the extent the underlying interest rate on the facility exceeds the strike rate. The UAWT interest rate cap matures in April 2029 and the ULT interest rate cap matures in June 2025. The interest rate cap agreements meet the definition of a derivative and are reported at fair value. Refer to “Note 6. Fair Value Measurement” for additional information.

The following table presents the notional amount as well as the fair value of interest rate caps, which is reported as part of other assets on the condensed consolidated balance sheets.

	December 31, 2023		March 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate caps	$299,578	$5,958	$283,838	$5,950

The Company recognizes changes in fair value of these instruments in earnings and reports them as part of the interest expense on the condensed consolidated statements of operations and comprehensive loss. The Company recognized immaterial amount of fair value gains and losses, net on interest rate caps during the three months ended March 31, 2023 and March 31, 2024.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 5.    Beneficial Interests

The Company has committed capital and other co-investment arrangements in which it is obligated to make payments to third-parties or is entitled to receive payments from third-parties if credit performance on the loans under the arrangements deviates from initial expectations set at the time of loan sales or originations. These cash payments are subject to a dollar cap, which represents the Company’s capital co-invested and maximum exposure to losses in a particular arrangement. As of December 31, 2023 and March 31, 2024, the Company’s aggregate capital co-invested under these arrangements was $98.5 million and $169.6 million, respectively.

The Company has beneficial interests in these arrangements which either meet the definition of a derivative or that meet the criteria of a debt security. The following table presents the aggregate outstanding principal balance of the underlying loan portfolios as well as the fair value of beneficial interest assets, which are presented as a separate asset line item on the condensed consolidated balance sheets and beneficial interest liabilities which are presented in other liabilities on the condensed consolidated balance sheets.

	December 31, 2023		March 31, 2024
	Outstanding Principal Balance	Fair Value	Outstanding Principal Balance	Fair Value
Beneficial interest assets	$958,870	$41,012	$1,468,186	$62,214
Beneficial interest liabilities	$769,102	$4,221	$873,191	$8,485

The Company recognizes beneficial interests at fair value with changes reported as part of the fair value and other adjustments on the condensed consolidated statements of operations and comprehensive loss. The table below presents losses recognized on beneficial interests during the three months ended March 31, 2024. The Company recognized no gains or losses on beneficial interest during the three months ended March 31, 2023.

Three Months Ended March 31, 2024
Fair value adjustments and realized losses on beneficial interests	$(14,034)

Refer to “Note 6. Fair Value Measurement” for additional information.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

6.     Fair Value Measurement

The following table presents assets and liabilities measured at fair value and categorized in accordance with the fair value hierarchy:

		December 31,	March 31,
	Level	2023	2024
Assets
Loans	3	$1,156,413	$1,080,865
Beneficial interest assets	3	41,012	62,214
Loan servicing assets	3	28,092	26,753
Notes receivable and residual certificates	3	14,847	13,376
Interest rate caps(1)	2	5,958	5,950
Total assets		$1,246,322	$1,189,158
Liabilities
Payable to securitization note holders	3	$141,416	$129,092
Trailing fee liabilities	3	4,251	4,244
Beneficial interest liabilities	3	4,221	8,485
Loan servicing liabilities	3	2,038	1,585
Total liabilities		$151,926	$143,406
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
Loans

Loans included in the Company’s condensed consolidated balance sheets are classified as either held-for-sale or held-for-investment based on the Company’s intent and ability to sell the loans prior to maturity. From time to time, the Company transfers loans between the classification categories based on changes in the Company’s intent and ability. Loans held in the consolidated securitization include loans contributed as collateral to and held in the consolidated securitization (UPST 2023-2) and are classified as held-for-sale.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents the fair value of classes of loans included in the Company’s condensed consolidated balance sheets as of December 31, 2023 and March 31, 2024:

	December 31,	March 31,
	2023	2024
Loans held-for-sale	$830,574	$763,314
Loans held-for-investment	146,768	160,229
Loans held in consolidated securitization	179,071	157,322
Total	$1,156,413	$1,080,865
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

The Company elected the measurement alternative under Topic 810, Consolidation, and maximizes the use of observable inputs to estimate the fair value of the financial assets and liabilities of UPST 2023-2. Under the measurement alternative, the Company determined that inputs used to determine the value of UPST 2023-2 liabilities, which consist of securitization notes and residual certificates issued as part of this securitization, are more observable than those used to measure fair value of UPST 2023-2 financial assets, which consist of held-for-sale loans contributed as collateral. Thus, the loans are measured based on the sum of the fair value of the UPST 2023-2 securitization notes and residual certificates, with changes in fair value included in the condensed consolidated statements of operations and comprehensive loss.
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-investment and held-for-sale:

	December 31, 2023			March 31, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	9.63%	23.22%	12.06%	10.06%	23.21%	12.47%
Credit risk rate	0.01%	93.10%	17.66%	0.01%	93.11%	17.87%
Prepayment rate	0.13%	95.80%	36.52%	0.30%	92.76%	35.76%
_________
(1) Unobservable inputs were weighted by relative fair value.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents quantitative information about the significant unobservable inputs implied for the Company’s Level 3 fair value measurements for loans held in consolidated securitization, which is determined by the sum of the fair value of the related securitization notes and residual certificates:

	December 31, 2023			March 31, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	6.85%	16.00%	9.99%	6.65%	15.25%	9.44%
Credit risk rate	0.61%	37.70%	15.51%	0.61%	37.70%	15.50%
Prepayment rate	6.66%	89.84%	42.73%	6.73%	89.84%	42.48%
_________
(1) Unobservable inputs were weighted by relative fair value.

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

Significant Recurring Level 3 Fair Value Input Sensitivity

The following table presents the sensitivity of the fair value of loans held-for-sale and held-for-investment to adverse changes in key assumptions used in the valuation model as of December 31, 2023 and March 31, 2024:

	December 31,	March 31,
	2023	2024
Fair value of loans held-for-sale and held-for-investment	$977,342	$923,543
Discount rates
100 basis point increase	(11,680)	(12,620)
200 basis point increase	(23,127)	(24,951)
Expected credit loss rates on underlying loans
10% adverse change	(12,453)	(12,663)
20% adverse change	(24,979)	(25,239)
Expected prepayment rates
10% adverse change	(1,884)	(1,645)
20% adverse change	(3,756)	(3,279)

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents the sensitivity of the fair value of loans in consolidated securitization to adverse changes in key assumptions used in the valuation model as of December 31, 2023 and March 31, 2024:

	December 31,	March 31,
	2023	2024
Fair value of loans held in consolidated securitization	$179,071	$157,322
Discount rates
100 basis point increase	(2,413)	(2,042)
200 basis point increase	(4,785)	(4,053)
Expected credit loss rates on underlying loans
10% adverse change	(2,669)	(2,700)
20% adverse change	(5,227)	(5,285)
Expected prepayment rates
10% adverse change	(1,625)	(1,556)
20% adverse change	(3,234)	(3,093)

Rollforward of Level 3 Fair Values

The following tables include a rollforward of the loans classified within Level 3 of the fair value hierarchy:

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2022	$882,810	$127,611	$—	$1,010,421
Purchases of loans(1)	120,615	47,201	—	167,816
Sale of loans(1)	(67,532)	—	—	(67,532)
Purchase of loans for immediate resale(1)	389,389	—	—	389,389
Immediate resale of loans(1)	(389,389)	—	—	(389,389)
Repayments received(1)	(61,501)	(20,872)	—	(82,373)
Charge-offs and changes in fair value recorded in earnings	(35,430)	(12,731)	—	(48,161)
Other changes	520	1,538	—	2,058
Fair value at March 31, 2023	$839,482	$142,747	$—	$982,229
_________
(1)     Represents the principal balance.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2023	$830,574	$146,768	$179,071	$1,156,413
Purchases and originations of loans(1)(2)	579,086	46,152	—	625,238
Sale of loans(1)	(563,338)	—	—	(563,338)
Purchase of loans for immediate resale(1)	217,457	—	—	217,457
Immediate resale of loans(1)	(217,457)	—	—	(217,457)
Repayments received(1)	(55,308)	(24,775)	(12,338)	(92,421)
Charge-offs and changes in fair value recorded in earnings	(26,240)	(10,261)	(9,411)	(45,912)
Other changes	(1,460)	2,345	—	885
Fair value at March 31, 2024	$763,314	$160,229	$157,322	$1,080,865
_________
(1)     Represents the principal balance.
(2)     Purchase activity includes an immaterial outstanding principal balance related to securitization clean-up calls during the three months ended March 31, 2024.

The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the condensed consolidated balance sheets:

	Loans		Loans > 90 Days Past Due
	December 31,	March 31,	December 31,	March 31,
	2023	2024	2023	2024
Outstanding principal balance	$1,182,577	$1,112,538	$15,310	$12,317
Net fair value and accrued interest adjustments	(26,164)	(31,673)	(12,260)	(10,335)
Fair value(1)	$1,156,413	$1,080,865	$3,050	$1,982
_________
(1)     Includes $343.1 million and $316.3 million of auto loans at fair value as of December 31, 2023 and March 31, 2024, respectively, of which $2.8 million and $1.7 million is 90 days or more past due as of December 31, 2023 and March 31, 2024, respectively.

The Company places loans on non-accrual status at 120 days past due. Any accrued interest recorded in relation to these loans is reversed in the respective period. The Company charges-off loans no later than 120 days past due.
Assets and Liabilities related to Securitization Transactions

As of December 31, 2023 and March 31, 2024, the Company held notes receivable and residual certificates with an aggregate fair value of $14.8 million and $13.4 million, respectively, within other assets on the Company’s condensed consolidated balance sheets. The balances consist of securitization notes and residual certificates retained from securitization transactions.

As of December 31, 2023 and March 31, 2024, the Company recognized payables to securitization note holders of $141.4 million and $129.1 million at fair value, respectively. The balance represents the value of the securitization notes issued and owned by third-party investors in connection with UPST 2023-2. The value of the UPST 2023-2 securitization notes and residual certificates retained by the Company is eliminated in the consolidation process.

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

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements related to note receivable, residual certificates, and payable to securitization note holders:

	December 31, 2023			March 31, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Notes receivable and residual certificates
Discount rate	9.99%	23.22%	12.74%	10.38%	23.20%	13.06%
Credit risk rate	0.48%	50.69%	16.32%	0.48%	50.69%	16.27%
Prepayment rate	6.36%	89.46%	43.14%	6.36%	89.46%	43.05%
Payable to securitization note holders
Discount rate	6.85%	12.30%	8.48%	6.65%	11.16%	8.17%
Credit risk rate	0.61%	37.70%	15.51%	0.61%	37.70%	15.50%
Prepayment rate	6.66%	89.84%	42.73%	6.73%	89.84%	42.48%
_________
(1)Unobservable inputs were weighted by relative fair value.

Significant Recurring Level 3 Fair Value Input Sensitivity

Notes Receivable and Residual Certificates

Adverse changes in discount rates, credit risk rates, or prepayment rates do not result in a material impact to the fair value of notes receivable and residual certificates as of December 31, 2023 and March 31, 2024.

Payable to Securitization Note Holders

The fair value of the payable to securitization note holders is sensitive to adverse changes in discount rates, which represent estimates of the rates of return that institutional investors would require when investing in financial instruments with similar risk and return characteristics. On average, a hypothetical 100 and 200 basis point increase in discount rates results in a decrease in fair value of payable to securitization note holders of $1.9 million and $3.7 million, respectively, as of December 31, 2023 and $1.6 million and $3.2 million, respectively, as of March 31, 2024. Adverse changes in credit risk rates and expected prepayment rates do not result in a material impact to the fair value of payable to securitization note holders as of December 31, 2023 and March 31, 2024.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Rollforward of Level 3 Fair Values

The following tables include a rollforward of the notes receivable and residual certificates and payables to securitization note holders related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy:

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2022	$6,181	$—
Repayments and settlements	(1,566)	—
Changes in fair value recorded in earnings	394	—
Fair value at March 31, 2023	$5,009	$—

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2023	$14,847	$141,416
Repayments and settlements	(1,225)	(13,564)
Changes in fair value recorded in earnings	(246)	1,240
Fair value at March 31, 2024	$13,376	$129,092

Loan Servicing Assets and Liabilities
As of December 31, 2023 and March 31, 2024, the Company’s loan servicing assets had a fair value of $28.1 million and $26.8 million, respectively, recorded within other assets on the condensed consolidated balance sheets. As of December 31, 2023 and March 31, 2024, the Company’s loan servicing liabilities had a fair value of $2.0 million and $1.6 million, respectively, recorded within other accrued expenses and other liabilities on the condensed consolidated balance sheets.
Valuation Methodology

Loan servicing assets and liabilities are measured at estimated fair value using a discounted cash flow model. The cash flows in the valuation model represent the difference between the contractual servicing fees charged to institutional investors and an estimated market servicing fee. Since contractual servicing fees are generally based on the monthly outstanding principal balance of the underlying loans, the expected cash flows in the model incorporate estimates of net losses and prepayments.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2023			March 31, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	13.00%	20.00%	16.89%	13.00%	20.00%	16.90%
Credit risk rate	0.05%	88.42%	14.93%	0.05%	65.36%	14.96%
Market-servicing rate (2)(3)	0.62%	3.72%	0.62%	0.62%	3.72%	0.62%
Prepayment rate	1.05%	96.90%	41.05%	2.17%	97.34%	40.34%
_________
(1)Unobservable inputs were weighted by relative fair value.
(2)Excludes ancillary fees that would be passed on to a third-party servicer.
(3)Expressed as a percentage of the outstanding principal balance of personal loans and auto loans of 0.62% and 3.72%, respectively, as of December 31, 2023 and March 31, 2024.

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Significant Recurring Level 3 Fair Value Input Sensitivity

The table below presents the fair value sensitivity of loan servicing assets and liabilities to adverse changes in key assumptions. The fair value of loan servicing assets and liabilities is not sensitive to adverse changes in discount rates and prepayment rates as such changes would not result in a significant impact on the fair value as of December 31, 2023 and March 31, 2024, respectively.

	December 31,	March 31,
	2023	2024
Fair value of loan servicing assets	$28,092	$26,753
Expected market-servicing rates
10% market-servicing rates increase	(7,475)	(7,114)
20% market-servicing rates increase	(14,916)	(14,200)

	December 31,	March 31,
	2023	2024
Fair value of loan servicing liabilities	$2,038	$1,585
Expected market-servicing rates
10% market-servicing rates increase	1,100	847
20% market-servicing rates increase	2,235	1,723

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the loan servicing assets and liabilities classified by the Company within Level 3 of the fair value hierarchy:

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2022	$36,467	$3,968
Sale of loans	3,662	49
Repayments and other changes in fair value recorded in earnings	(5,479)	(875)
Fair value at March 31, 2023	$34,650	$3,142

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2023	$28,092	$2,038
Sale of loans	2,947	1
Repayments and other changes in fair value recorded in earnings	(4,286)	(454)
Fair value at March 31, 2024	$26,753	$1,585

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Beneficial Interests

In connection with certain committed capital and other co-investment arrangements, the Company is obligated to make payments to the third-party or is entitled to receive payments from the third-party if credit performance on the underlying loans subject to the arrangement deviate from initial expectations set at the time of loan sales or originations, subject to a dollar cap. As of December 31, 2023 and March 31, 2024, the fair value of the beneficial interest assets related to these arrangements was $41.0 million and $62.2 million, respectively. As of the same dates, the fair value of the beneficial interest liabilities was $4.2 million and $8.5 million, respectively.
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s fair value measurements of beneficial interests as of December 31, 2023 and March 31, 2024:

	December 31, 2023			March 31, 2024
	Minimum	Maximum	Weighted-Average(1)	Minimum	Maximum	Weighted-Average(1)
Beneficial interest assets
Discount rate	7.00%	14.00%	13.63%	7.00%	14.00%	13.72%
Credit risk rate spread(2)	(0.85)%	(0.85)%	(0.85)%	(0.84)%	1.30%	0.79%
Beneficial interest liabilities
Discount rate	14.00%	14.00%	14.00%	14.00%	14.00%	14.00%
Credit risk rate spread(2)	0.09%	9.81%	8.79%	7.60%	12.07%	11.46%
_________
(1) Unobservable inputs were weighted by relative fair value.
(3) Expressed as a percentage of cumulative loss expectations as of the valuation date compared to the loss expectations as of the origination date or date of loan sale. A positive credit risk rate spread indicates an additional risk estimated as of the measurement date compared to the initial expectations. A negative credit risk spread indicates a lower risk than originally estimated.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Credit risk rate spreads–Credit risk rates for beneficial interests are determined the same way as for underlying loan portfolios. Credit risk rates are an estimate of cumulative losses, net of average recoveries, of the underlying portfolios, which represent the amount of principal that will not be repaid over the entire life of the beneficial interests. The credit risk rate spreads are the relative difference, expressed as a percentage, between the expected credit risk rate on origination date or sale date depending on the arrangement and the estimated credit risk rate as of a valuation date. A positive credit risk rate spread indicates an additional risk estimated as of the measurement date compared to the initial expectations. A negative credit risk spread indicates a lower risk than originally estimated.

The following table presents the sensitivity of beneficial interest assets and liabilities to adverse changes in key assumptions used in the valuation model as of December 31, 2023 and March 31, 2024. Adverse changes in discount rates do not result in a material impact to the fair value of beneficial interest liabilities as of December 31, 2023 and March 31, 2024.
Significant Recurring Level 3 Fair Value Input Sensitivity

	December 31, 2023	March 31, 2024
Fair value of beneficial interest assets	$41,012	$62,214
Discount rate
100 basis point increase	(1,240)	(1,756)
200 basis point increase	(2,431)	(3,443)
Expected credit rate spreads on underlying loans
10% adverse change	(9,059)	(13,969)
20% adverse change	(16,743)	(27,301)

Fair value of beneficial interest liabilities	$4,221	$8,485
Expected credit rate spreads on underlying loans
10% adverse change	5,606	(5,721)
20% adverse change	11,217	(11,320)
Rollforward of Level 3 Fair Values

The following table presents a rollforward of beneficial interest assets and liabilities. The Company held no beneficial interests during the three months ended March 31, 2023.

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at December 31, 2023	$41,012	$4,221
Acquisition of beneficial interests	29,103	—
Payments on beneficial interests	—	(709)
Changes in fair value recorded in earnings	(7,901)	4,973
Fair value at March 31, 2024	$62,214	$8,485

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Trailing Fee Liabilities

The Company pays certain bank partners monthly trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. As of December 31, 2023 and March 31, 2024, the Company held trailing fee liabilities of $4.3 million and $4.2 million, respectively.

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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for trailing fee liabilities:

	December 31, 2023			March 31, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	9.63%	23.22%	12.88%	10.06%	23.21%	13.14%
Credit risk rate	0.01%	88.42%	17.61%	0.01%	72.76%	17.75%
Prepayment rate	1.05%	94.68%	39.94%	1.74%	95.80%	39.20%
_________
(1) Unobservable inputs were weighted by relative fair value.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Trailing Fee Liabilities
Fair value at December 31, 2023	$4,251
Issuances	616
Repayments and settlements	(663)
Changes in fair value recorded in earnings	40
Fair value at March 31, 2024	$4,244

 7.    Goodwill and Intangible Assets
Goodwill

During the three months ended March 31, 2024, there were no changes in the carrying amount of goodwill of $67.1 million on the Company’s condensed consolidated balance sheets.
Intangible Assets

Acquired intangible assets subject to amortization consist of developed technology and customer relationships, and are recorded net of amortization and included within other assets on the condensed consolidated balance sheets. The gross and net carrying values and accumulated amortization are as follows:

	December 31, 2023			March 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$9,400	$(8,617)	$783	$9,400	$(9,400)	$—
Customer relationships	13,700	(3,139)	10,561	13,700	(3,425)	10,275
Total intangible assets	$23,100	$(11,756)	$11,344	$23,100	$(12,825)	$10,275

Amortization expense was $1.1 million for each of the three months ended March 31, 2023 and 2024.

Expected future amortization expense for intangible assets as of March 31, 2024 is as follows:

Fiscal Years:
Remaining 2024	$856
2025	1,142
2026	1,142
2027	1,142
2028	1,142
Thereafter	4,851
Total	$10,275

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 8.    Balance Sheet Components
Other Assets

Other assets consisted of the following:

	December 31, 2023	March 31, 2024
Servicing fees and other receivables	$40,490	$40,624
Loan servicing assets (at fair value)	28,092	26,753
Prepaid expenses	17,976	23,009
Other assets	18,589	18,196
Notes receivable and residual certificates (at fair value)	14,847	13,376
Intangible assets, net(2)	11,356	10,287
Deposits	8,919	6,439
Interest rate caps (at fair value)(1)	5,958	5,950
Total other assets	$146,227	$144,634
_________
(1)Refer to “Note 4. Derivative Financial Instruments” for further information.
(2)Refer to “Note 7. Goodwill and Intangible Assets” for further information.

Servicing fees and other receivables represent amounts recognized as revenue but not yet collected in relation to servicing and other agreements with institutional investors and lending partners.
Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

	December 31, 2023	March 31, 2024
Internally developed software	$55,008	$56,619
Leasehold improvements	14,281	14,931
Computer and networking equipment	6,054	6,054
Furniture and fixtures	4,761	4,795
Total property, equipment, and software	80,104	82,399
Accumulated depreciation and amortization	(37,449)	(41,844)
Total property, equipment, and software, net	$42,655	$40,555

For the three months ended March 31, 2023 and 2024, depreciation and amortization expense on property, equipment, and software was $5.4 million, and $4.6 million, respectively. Capitalized internally developed software balances, net of accumulated amortization, were $31.3 million and $29.7 million as of December 31, 2023 and March 31, 2024, respectively. The Company also recognized impairment charges to internally developed software of $2.6 million during the three months ended March 31, 2023 as a result of the January 2023 Plan. Refer to “Note 15. Reorganization Expenses” for more information. There were no impairments of long-lived assets during the three months ended March 31, 2024.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31, 2023	March 31, 2024
Accrued expenses	$28,099	$24,609
Accrued payroll	30,161	10,790
Accounts payable	12,613	10,017
Beneficial interest liabilities (at fair value)	4,221	8,485
Trailing fee liability (at fair value)	4,251	4,244
Other liabilities	2,668	2,325
Loan servicing liabilities (at fair value)	2,038	1,585
Total accrued expenses and other liabilities	$84,051	$62,055

 9.    Borrowings

The following table presents the aggregate principal outstanding of all debt that are included in the condensed consolidated balance sheets:

	Borrowings
	December 31, 2023	March 31, 2024
Warehouse credit facilities	$387,425	$351,510
Convertible senior notes	661,250	661,250
Total payments due	1,048,675	1,012,760
Unamortized debt discount	(8,251)	(7,483)
Total borrowings	$1,040,424	$1,005,277
Warehouse Credit Facilities
Upstart Loan Trust Warehouse Credit Facility

In November 2015, the Company’s consolidated VIE, ULT, entered into a revolving credit and security agreement with a third-party lender (the “ULT Warehouse Credit Facility”). The credit and security agreement for the ULT Warehouse Credit Facility was amended and restated in its entirety in May 2020 and has been further amended from time to time. Under the revolving credit and security agreement, the ULT Warehouse Credit Facility provides an aggregate of $250.0 million financing capacity of which $175.0 million is committed and $75.0 million is uncommitted. ULT may borrow up to this capacity until the earlier of June 15, 2025 or the occurrence of an accelerated amortization event. Accelerated amortization events include, but are not limited to, failure to satisfy certain loan performance metrics or the occurrence of an event of default. The proceeds may only be used to purchase unsecured personal loans and to pay fees and expenses related to the credit facility. The ULT Warehouse Credit Facility matures on the earlier of June 15, 2026 or acceleration of the facility following an event of default, upon which date 100% of the outstanding principal amount, together with any accrued and unpaid interest, becomes due and payable. The ULT Warehouse Credit Facility bears a floating interest rate of Compounded Secured Overnight Financing Rate (“SOFR”) plus a spread ranging from 2.75% to 4.13% per annum, due and payable monthly in arrears. The Company is also subject to a monthly unused fee ranging from 0.15% to 1.00% per annum

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

on the undrawn balance. The maximum advance rate under the ULT Warehouse Credit Facility on outstanding principal of loans held by ULT was 72.5% as of December 31, 2023 and March 31, 2024.

In June 2023, ULT entered into an interest rate cap agreement intended to protect against exposure to changes in cash flows attributable to interest rate risk on the warehouse facility. Refer to “Note 4. Derivative Financial Instruments” for further details related to the agreement.

The ULT Warehouse Credit Facility contains certain financial covenants. As of December 31, 2023 and March 31, 2024, ULT was in compliance with all applicable covenants under the ULT Warehouse Credit Facility. The creditors of ULT have no recourse to the general credit of the Company, except for certain limited obligations of ULT to its creditors that are guaranteed by the Company. The Company does not guarantee the credit performance of the loans owned by ULT, and the loans and other assets owned by ULT are not available to settle the claims of creditors of the Company.

The following table includes the aggregate balances held by ULT that were pledged as collateral for the ULT Warehouse Credit Facility and included in loans at fair value and restricted cash in the condensed consolidated balance sheets:

	ULT Warehouse Credit Facility
	December 31, 2023	March 31, 2024
Outstanding borrowings	$247,942	$247,128
Aggregate outstanding principal of loans pledged as collateral	350,396	351,357
Aggregate fair value of loans purchased and held by ULT	356,109	351,795
Restricted cash pledged as collateral	$10,799	$12,650
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

On January 31, 2023, UAWT entered into the Omnibus Amendment to the Credit Agreement with the existing third-party lender which extended the last date by which UAWT may make a drawdown from its existing $200 million UAWT Warehouse Credit Facility until the earlier of June 2024 or an accelerated amortization event. An accelerated amortization event includes, but is not limited to, failure to satisfy certain loan performance metrics or the occurrence of an event of default. The proceeds may only be used to purchase secured auto loans originated using Upstart’s platform and to pay fees and expenses related to the credit facility. The UAWT Warehouse Credit Facility matures in June 2025, at which time all outstanding amounts owed must be repaid. As of March 31, 2024, the UAWT Warehouse Credit Facility bears interest per annum at a rate equivalent to the weighted-average cost of commercial paper notes issued by the lender (the “UAWT Benchmark Rate”), plus a spread ranging from 3.0% to 4.0%, and the maximum advance rate under the credit facility on outstanding principal of loans held by UAWT was 72.5% as of December 31, 2023 and 62.5% as of March 31, 2024. There were no other changes to key terms as a result of this amendment.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The UAWT Warehouse Credit Facility contains certain financial covenants. During the three months ended March 31, 2024, UAWT obtained waivers for breach of certain covenants under the UAWT Warehouse Credit Facility and paid down $15.3 million of the outstanding advance on the credit facility. The UAWT Warehouse Credit Facility was operating under these waivers as of March 31, 2024, which was extended through June 14, 2024. As of December 31, 2023 and March 31, 2024, UAWT was in compliance with all applicable covenants under the UAWT Warehouse Credit Facility. The creditors of UAWT have no recourse to the general credit of the Company, except for certain limited obligations of UAWT to its creditors that are guaranteed by the Company.

The following table includes the aggregate balances held by UAWT that were pledged as collateral for the UAWT Warehouse Credit Facility and included in loans at fair value and restricted cash in the condensed consolidated balance sheets as of December 31, 2023 and March 31, 2024.

	UAWT Warehouse Credit Facility
	December 31, 2023	March 31, 2024
Outstanding borrowings	$139,483	$104,382
Aggregate outstanding principal of loans pledged as collateral	277,576	245,774
Aggregate fair value of loans purchased and held by UAWT	258,374	229,779
Restricted cash pledged as collateral	$446	$400
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

The Company accounted for the issuance of the Notes as a single liability at par as the conversion feature does not require bifurcation as a derivative under ASC 815 and the Notes were not issued at a substantial premium. Debt issuance costs related to the Notes totaled $15.7 million and consisted of underwriting fees and third-party offering costs, which are amortized to interest expense using the effective interest method over the contractual term. The Company recorded immaterial coupon interest expense for all periods presented. The Company also recorded $0.8 million, and $0.8 million for the three months ended March 31, 2023 and 2024, respectively, of amortization of debt issuance costs within other income, net on the condensed consolidated statements of operations and comprehensive loss. The effective interest rate of the Notes is 0.7%.

The estimated fair value of the Notes as of December 31, 2023 and March 31, 2024 was approximately $488.7 million and $508.4 million, respectively, which represent Level 2 valuations in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market. The carrying value of the Notes as of December 31, 2023 and March 31, 2024 was $653.0 million and $653.8 million, respectively.
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

The following table summarizes the aggregate amount of maturities of all borrowings as of March 31, 2024:

March 31, 2024
Remaining 2024	$—
2025	104,382
2026	908,378
2027	—
2028	—
Thereafter	—
Total	$1,012,760

 10.    Stockholders' Equity
Common Stock Reserved for Future Issuance

In December 2020, the Company's amended and restated certificate of incorporation became effective, which authorizes the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share. Shares of common stock reserved for issuance, on an as-converted basis, are as follows:

	December 31,	March 31,
	2023	2024
Options issued and outstanding	12,617,254	13,525,333
Restricted stock units outstanding	5,534,394	6,293,739
Shares available for future issuance under 2020 plan	6,420,703	7,792,772
Shares available for issuance under employee stock purchase plan	2,896,226	3,561,383
Total	27,468,577	31,173,227
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Company records share repurchases on the settlement date. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. The Company’s policy for share retirements is to allocate the excess between par value and the repurchase price, including costs and fees, to additional paid-in capital. During the three months ended March 31, 2024, the Company made no repurchases of common stock. As of March 31, 2024, $222.1 million remains available for future purchases of our common stock under the share repurchase program.
Equity Incentive Plans

The 2020 Equity Incentive Plan authorizes grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to eligible participants.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2024:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2023	12,617,254	$14.57	6.1	$375,897
Options granted	1,267,617	25.76
Options exercised	(351,968)	3.42
Options cancelled and forfeited	(7,570)	12.75
Balances at March 31, 2024	13,525,333	15.91	6.3	200,870
Options exercisable – March 31, 2024	8,895,830	11.10	4.9	169,666
Options vested and expected to vest – March 31, 2024	13,492,091	$15.87	6.3	$200,807

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of March 31, 2024. The aggregate intrinsic value of options exercised for the three months ended March 31, 2023 and 2024 was $4.0 million and $9.1 million respectively. The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 and 2024 was $8.00, and $14.06 per share, respectively. The total fair value of options vested for the three months ended March 31, 2023 and 2024 was $9.5 million, and $7.9 million, respectively.

As of March 31, 2024, total unrecognized stock-based compensation expense related to unvested stock options was $52.0 million, which is expected to be recognized over a remaining weighted-average period of 2.8 years.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees and nonemployees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over one to four years. The following table summarizes RSU activity for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	5,534,394	$34.90
RSUs granted	1,847,057	25.90
RSUs vested	(925,027)	33.10
RSUs cancelled and forfeited	(162,685)	34.42
Unvested at March 31, 2024	6,293,739	$32.53

As of March 31, 2024, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $163.6 million, which is expected to be recognized over a remaining weighted-average period of 1.9 years.
Restricted Stock

In connection with the acquisition of Prodigy Software, Inc. (“Prodigy”) in April 2021, 82,201 shares of the Company’s restricted stock with a fair value of $10.1 million were issued to certain Prodigy employees. At the time of grant, the restricted stock was subject to transfer restrictions and a repurchase option and was contingent upon the employees' continued employment with the Company. The restricted stock was subject to restrictions which lapsed on a quarterly basis over two years from the time of the Prodigy acquisition. As of March 31, 2023, total unrecognized stock-based compensation expense related to restricted stock was immaterial.

There were no restricted stock awards outstanding during the three months ended March 31, 2024.
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Compensation expense associated with the PRSUs was recognized using the straight-line attribution method for each of the nine vesting tranches over the respective derived service period. The weighted-average grant date fair value using the Monte Carlo simulation was $68.76 per share. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether these conditions will be achieved or not, and stock-based compensation expense for any such awards is not reversed if the market condition is not met. The cancellation of the grant was treated by the Company as a settlement for no consideration and remaining unrecognized compensation expense of $39.0 million associated with the grant was accelerated and recorded by the Company as part of engineering and product development expense on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023.

There were no PRSUs outstanding during the three months ended March 31, 2024.
2020 Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”) provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on the exercise date. During the three months ended March 31, 2024, 198,133 shares of common stock were purchased under the ESPP.

As of March 31, 2024, total unrecognized stock-based compensation expense related to the ESPP was immaterial.

Fair Value of Awards Granted

In determining the fair value of stock-based awards, the Company uses a Black-Scholes option-pricing model for its options granted and ESPP purchase rights. The inputs used for estimating the fair values of options and ESPP purchase rights granted during the period include:

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following assumptions were used to estimate the fair value of options granted:

Three Months Ended March 31,
	2023	2024
Expected term (in years)	5.3 – 7.0	5.3 – 7.0
Expected volatility	50.96% – 52.89%	50.32% – 53.38%
Risk-free interest rate	3.45% – 3.45%	4.21% – 4.27%
Dividend yield	—%	—%

The following assumptions were used to estimate the fair value of ESPP purchase rights:

	Three Months Ended March 31,
	2023	2024
Expected term (in years)	0.5	0.5
Expected volatility	97.74%	96.69%
Risk-free interest rate	4.97%	5.30%
Dividend yield	—%	—%
Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its condensed consolidated statements of operations and comprehensive loss for employees and nonemployees:

	Three Months Ended March 31,
	2023	2024
Sales and marketing	$3,372	$2,978
Customer operations	2,882	1,963
Engineering and product development	56,660	19,210
General, administrative, and other	11,195	11,626
Total	$74,109	$35,777

 11.    Leases

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

As of March 31, 2024, future minimum lease payments are as follows:

Operating Leases
Remaining 2024	$11,231
2025	15,402
2026	15,850
2027	15,474
2028	6,143
Thereafter	2,990
Total undiscounted lease payments	67,090
Less: Present value adjustment	(7,726)
Operating lease liabilities	$59,364

The Company did not have any material finance leases as of March 31, 2023 and had no finance leases as of March 31, 2024. The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance and parking fees, were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial for the periods presented. Operating lease expense was as follows:

	Three Months Ended March 31,
	2023	2024
Rent expense	$4,038	$3,542
Variable lease payments	$976	$917

Supplemental cash flow and non-cash information related to the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2023	2024
Cash paid for amounts included in the measurement of lease liabilities	$3,665	$3,669

Supplemental balance sheet information related to the Company’s operating leases was as follows:

March 31,
2024
Weighted-average remaining lease term (in years)	4.32
Weighted-average discount rate	5.13%

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 12.    Commitments and Contingencies
Commitments

The Company has loan purchase obligations under the Company’s loan agreements with certain lending partners. These lending partners retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the conclusion of the required holding period. As of December 31, 2023 and March 31, 2024, the total loan purchase commitment included outstanding principal balance of $36.6 million and $32.5 million, respectively.
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

From time to time the Company is subject to, and it is presently involved in, various litigation and legal proceedings arising from the ordinary course of business activities, the outcome of which the Company cannot reasonably determine. Other than the class actions and derivative actions described below, the Company does not believe that it is presently a party to any litigation of which the outcome would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. As of December 31, 2023, no loss contingency was recorded in connection with legal proceedings. As of March 31, 2024, an immaterial loss contingency was recorded in connection with legal proceedings.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, directors, officers and other parties with respect to certain matters. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material adverse effect on the Company’s condensed consolidated financial statements.
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The maximum potential amount of future payments associated under this obligation is the outstanding balances of the loans sold to the institutional investors, which at December 31, 2023 and March 31, 2024 is $12,208.1 million and $11,487.4 million, respectively. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial.

The Company did not have material contingent liabilities related to future loan repurchase obligations as of December 31, 2023 and March 31, 2024. These amounts are included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

On July 26, 2022, an additional lawsuit was filed in United States District Court, Southern District of Ohio, captioned Crain v. Upstart Holdings, Inc. et al., Case No. 2:22-cv-02935-ALM-EPD (S.D. Ohio) against the Company, the Company’s Chief Executive Officer, and Chief Financial Officer. The Crain lawsuit makes allegations similar to those in the Handelsbanken Fonder action and alleges that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Crain lawsuit claims unspecified damages and legal fees. On August 16, 2022, the court appointed a lead plaintiff and approved lead counsel in the Crain action. On December 5, 2022, the lead plaintiff filed a consolidated amended complaint, which names the same defendants as the previous complaint, along with two Company executives, as well as Third Point LLC and its CEO and Third Point Ventures LLC and its managing partner (also a former Upstart board member). The consolidated amended complaint brings the same claims as the previous complaint but adds a claim under Section 20A of the Exchange Act. On February 24, 2023, the Upstart defendants filed a motion to dismiss the consolidated amended complaint. On September 29, 2023, the Court issued an order, granting in part and denying in part the Upstart defendants’ motion. On November 7, 2023, the Upstart defendants filed a motion for reconsideration, which has now been fully briefed and is awaiting decision by the Court. On February 2, 2024, Lead Plaintiff, Universal-Investment-Gesellschaft mbH, and plaintiffs, Kathy Brooks and Kevin Crain, filed a motion for an order to certify this matter as a class action, appoint themselves as class representatives, and approve their selection of Motley Rice LLC and Robbins Geller Rudman & Dowd LLP as co-class counsel. The Company believes the remaining claims in the Crain action are without merit and intends to defend itself vigorously.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

On November 17, 2023, we received a subpoena from the SEC seeking various documents and information regarding our disclosures, including the use of our AI models and loans, among other things. We are cooperating with the SEC and are unable to predict the outcome of this matter.

 13.    Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2023 and 2024, are as follows:

	Three Months Ended March 31,
	2023	2024
Provision for income taxes	$16	$14
Effective tax rate	(0.01)%	(0.02)%

The Company's tax provision and the resulting effective tax rate for interim periods are determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising during the period. The Company's effective tax rate for the three months ended March 31, 2024 stayed relatively consistent compared to the same period in 2023 as the Company continues to maintain a full valuation allowance with residual current year state taxes. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowance on the Company’s deferred tax assets as it is more likely than not that some or all of these deferred tax assets will not be realized.

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

	Three Months Ended March 31,
	2023	2024
Numerator:
Net loss	$(129,254)	$(64,598)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share, basic	81,911,433	87,030,695
Weighted-average common shares outstanding used to calculate net loss per share, diluted	81,911,433	87,030,695

Net loss per share, basic	$(1.58)	$(0.74)
Net loss per share, diluted	$(1.58)	$(0.74)

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following securities were excluded from the computation of diluted net loss per share for the periods presented, due to their anti-dilutive effect. These amounts represent the number of instruments outstanding at the end of each respective quarter:

	Three Months Ended March 31,
	2023	2024
Options to purchase common stock	13,881,292	13,525,333
Unvested RSUs	8,222,931	6,293,739
Purchase rights committed under the ESPP	174,543	167,621
Convertible debt	2,318,078	2,318,078
Total	24,596,844	22,304,771

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

During the three months ended March 31, 2023, the Company incurred $15.5 million of reorganization expenses in relation to the January 2023 plan, which primarily consisted of severance charges related to employee cash compensation, benefits, and associated taxes. As of March 31, 2024, the Company has made all cash payments to impacted employees. The Company also recognized an impairment expense of $2.6 million for previously capitalized internally developed software costs. In addition to these charges, the Company recognized $2.9 million of one-time non-cash savings related to the reversal of previously expensed stock-based compensation associated with forfeited stock awards for the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company incurred no additional reorganization expenses.

16.    Subsequent Events

The Company has evaluated events that have occurred through the filing date of this Quarterly Report on Form 10-Q. Based on its evaluation, other than any items recorded or disclosed within the condensed consolidated financial statement and related notes, including as discussed below, the Company has determined no subsequent events were required to be recognized or disclosed.

On April 24, 2024, Upstart Loan Trust, the Company’s consolidated variable interest entity (“ULT”), entered into an Amended and Restated Revolving Credit and Security Agreement with the third-party lender, which increased the uncommitted portion of the total financing capacity under the warehouse credit facility from $75.0 million to $150.0 million. All other key terms of the agreement remain the same as described in Note 9. Borrowings.

Subsequent to March 31, 2024, the Company implemented a series of initiatives designed to reduce operating costs and streamline operations. As a result, Upstart’s workforce was reduced by approximately 10%. In relation to these initiatives, the Company estimates that it will incur approximately $4 million in charges related to severance payments, employee benefits and taxes during the quarter ending June 30, 2024 and expects to realize operating savings of approximately $20 million on an annual basis.

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
Overview

Upstart applies artificial intelligence (“AI”) models and cloud applications to the process of underwriting consumer credit. Our AI marketplace connects consumers with our lending partners. Consumers can access Upstart-powered loans via Upstart.com, through a lender-branded product on our lending partners’ own websites, and through auto dealerships that use our Upstart Auto Retail software. We enable our lending partners to provide an exceptional digital-first experience to consumers and originate valuable credit products. As our technology continues to improve and additional lending partners adopt our platform, consumers benefit from improved access to affordable and frictionless credit.

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

Out of the total principal of loans transacted on our marketplace during the three months ended March 31, 2024, 44% were purchased by institutional investors, 29% were retained by our lending partners, and 27% were held on our balance sheet. We retain loans on our balance sheet to fill gaps in investor demand, to aid in price discovery, and to hold loans on our balance sheet for research and development purposes (“R&D Loans”), including to test and evaluate our AI models for these loans. R&D Loans are primarily our auto refinance and auto retail loan products, personal loan products issued to new categories of borrowers, and other new loan products. R&D Loans are not yet part of our established capital markets programs or other loan funding programs with institutional investors. The remainder of loans on our balance sheet represent core personal loans, which Upstart would sell to institutional investors.

To improve the loan funding capacity for our marketplace across business and macroeconomic cycles, we have secured multiple committed capital and other co-investment arrangements with institutional investors and other third-parties beginning in 2023 which have delivered a significant amount of loan funding to the Upstart marketplace. We continue our work on expanding the loan funding capacity for our marketplace.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Our Economic Model

Upstart’s revenues are primarily earned in exchange for the use of our platform and for borrower referral services provided to our lending partners through our lending marketplace. Fees for these services can be either fixed or based on a variable price per unit, depending on the contractual arrangement. Platform services result in loan originations by our lending partners using our platform and referral services result in a referral of a borrower obtaining a loan from our lending partners. These fees are combined for accounting purposes as they represent a single performance obligation. We do not charge borrowers on our platform any referral, platform, or other similar fees for loans originated by our lending partners.

We also charge the holder of the loan (either a lending partner or institutional investor) a servicing fee based on the outstanding principal over the lifetime of the loan for ongoing servicing of the loan. In addition, we receive certain ancillary borrower fees inclusive of late payment fees and ACH fail fees as part of loan servicing. Further, we earn a portion of our revenue from interest income for loans held on our balance sheet.
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

Lending is a cyclical industry, and we believe it is important to take a long-term view of credit performance. An equal investment in all vintages of Upstart-powered core personal loans that originated in the first quarter of 2018 through the fourth quarter of 2023 is currently expected to deliver returns in line with a blended target of 9.1%. At a more granular level, all quarterly vintages of core personal loans that originated in 2018 through the fourth quarter of 2020 are currently forecasted to meet or exceed the target returns set at the time of loan origination. The quarterly vintages of core personal loans that originated in the first quarter 2021 through the third quarter 2023 are currently forecasted to underperform relative to their target returns. The core personal loans that originated in the fourth quarter of 2023 or later are currently forecasted to deliver returns in line with target yields. This reversion in performance was driven by a combination of factors including increased conservatism in underwriting and the relative stabilization of macroeconomic conditions, as reflected in UMI. Refer to section “Factors Affecting Our Performance - Impact of Macroeconomic Environment” for additional details.

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

Loan funding provided by institutional investors started to become constrained in 2022 and has remained constrained, largely due to concerns about the macroeconomic environment. In response to inflationary pressure, the U.S. Federal Reserve has raised, and may continue to raise, interest rates, leading to more expensive loan offers across borrower categories. At the same time, macroeconomic uncertainty had generally made institutional investors more cautious and caused them to reduce the amount of capital available to fund Upstart-powered loans.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
In response to this challenging macroeconomic environment where many lenders and credit investors have significantly reduced or paused investments in Upstart-powered loans, we announced reductions in workforce in January 2023 (“January 2023 Plan”) that resulted in the termination of approximately 20% of our workforce. These steps were designed to reduce operating costs, streamline operations and return Upstart to profitability in the future. Refer to “Note 15. Reorganization Expenses” for more information. Further disruption in financial markets could impair our lending partners and result in further constrained funding, which would adversely impact our business, financial condition and operating results.

In order to create greater stability for our business, beginning in 2023 we secured several committed capital and co-investment arrangements with institutional investors and other third-parties that contribute loan funding over longer durations. We continue our work on expanding our loan funding capacity and in the interim period, we have utilized and may continue to utilize our balance sheet to support loan funding. While our goal remains to operate as a capital-light marketplace for credit, we will continue to leverage our balance sheet in the short term as we evaluate opportunities to implement ~~a~~ committed capital and co-investment structures.

Our credit decisioning process takes into account macroeconomic conditions, such as unemployment levels and personal savings rates, that we receive from third party sources. To respond to macroeconomic changes and provide relevant and up-to-date information to our lending partners, we introduced a new metric, UMI, in 2023. UMI is designed to quantify the level of underlying macroeconomic risk, specific to our borrower base, relative to a benign credit environment. A UMI of 1.0 reflects loan losses at this baseline rate. We subsequently launched an update to UMI which removes seasonal patterns to better describe the underlying macroeconomic effects. As of March 31, 2024, UMI was measured at approximately 1.60, meaning that current macroeconomic conditions contributed an incremental risk of approximately 60% to the repayment performance of an Upstart-powered loan, compared to the baseline.

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

We believe that disruptions in the banking sector may limit our ability to attract new lending partners and may cause existing lending partners to reduce loan originations on our platform. In order to address recent funding constraints for our personal loans, Upstart has utilized its balance sheet to support short-term funding requirements of loans that would otherwise be purchased and held by institutional investors or securitized. We have secured several committed capital and co-investment arrangements with institutional investors and other third-parties, which have delivered, and are expected to deliver, a significant amount of loan funding to the Upstart marketplace.

We believe that continued focus on improving our AI models and demonstrating strong performance of Upstart-powered loans over time will allow us to further diversify our sources of capital for our lending marketplace and mitigate the volatility in our loan funding supply.

Product Expansion and Innovation

We believe that significant growth opportunities exist to apply our evolving AI technology to additional segments of credit, and we continue to invest in research and development of our products. We introduced a new offering of personal loans for borrowers interested in small dollar loans in 2022 and launched home equity lines of credit (“HELOCs”) in the third quarter of 2023. We may incur expenses to support the launch of new products and fund early loan originations. Monetization prospects for new products are uncertain, and costs associated with integrating, developing and marketing new products might not be recovered, which could weigh on our top-line growth and profitability.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction. The following presents our key operating and financial metrics:

	Three Months Ended March 31,
	2023	2024
Transaction Volume, Dollars	$997,447	$1,130,799
Transaction Volume, Number of Loans(1)	84,084	119,380
Conversion Rate	8.2%	14.0%
Percentage of Loans Fully Automated	84%	90%

Contribution Profit(2)	$67,623	$81,142
Contribution Margin(2)	58%	59%
Adjusted EBITDA(2)	$(31,061)	$(20,339)
Adjusted EBITDA Margin(2)	(30)%	(16)%
Adjusted Net Loss(2)	$(38,692)	$(27,165)
Adjusted Net Loss Per Share:
Basic(2)	$(0.47)	$(0.31)
Diluted(2)	$(0.47)	$(0.31)
_______
(1)Transaction Volume, Number of Loans is shown in ones for the periods presented.
(2)Represents a non-GAAP financial measure. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for further information.
Transaction Volume

We define Transaction Volume, Dollars as the total principal of loan originations (or committed amounts for HELOCs) facilitated on our marketplace during the periods presented. We define Transaction Volume, Number of Loans as the number of loan originations (or commitments issued for HELOCs) facilitated on our marketplace during the periods presented. Increases in Transaction Volume are dependent on our loan funding programs having sufficient access to capital. Decreases in the availability of funding due to factors such as volatility in the capital markets and macroeconomic conditions will generally cause a decline in Transaction Volume. Transaction Volume is driven by improvements in our AI models and technology, including our ability to streamline and automate the loan application and origination process. Transaction Volume can also be driven by borrower acceptance rates and their sensitivity to the interest rates offered through our platform. We believe these metrics are good proxies for our overall scale and reach as a marketplace. Transaction Volume, Dollars and Transaction Volume, Number of loans increased by 13% and 42%, respectively, in the three months ended March 31, 2024 compared to the same period of 2023. This increase was driven by an increase in funding availability as we have secured committed capital and other loan funding arrangements with institutional investors.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Conversion Rate

We define Conversion Rate as the Transaction Volume, Number of Loans in a period divided by the number of rate inquiries received that we estimate to be legitimate, which we record when a borrower requests a loan offer on our platform. We track this metric to understand the impact of improvements to the efficiency of our borrower funnel on our overall growth. Historically, our Conversion Rate has benefited from improvements to our technology, which have made our evaluation of risk more accurate and our verification process more automated, or from the addition of lending partners that have made our offers more competitive. However, our Conversion Rate can be impacted by a variety of internal factors such as changes in the amount of origination fees that we charge or changes in the rate of returns we target for our lending partners and institutional investors. External factors, including shifts in macroeconomic conditions, also impact our Conversion Rate. For example, as the U.S. Federal Reserve raises interest rates, the average interest rates charged to borrowers for Upstart-powered loans also increase, which results in decreases to our Conversion Rate. Our ability to continue to improve our Conversion Rate depends in part on our ability to continue to improve our AI models and Percentage of Loans Fully Automated and the mix of marketing channels in any given period. Our Conversion Rate increased to 14% in the three months ended March 31, 2024 from 8.2% in the same period of 2023 primarily driven by an increase in our marketing efforts, new product initiatives, and a higher portion of repeat borrowers on our platform.
Percentage of Loans Fully Automated

A driver of our Contribution Margin and operating efficiency is the Percentage of Loans Fully Automated, which is defined as the total number of loans in a given period originated end-to-end (from initial rate request to final funding for personal loans and small dollar loans and from initial rate request to signing of the loan agreement for auto loans) with no human involvement required divided by the Transaction Volume, Number of Loans in the same period. We have been successful in increasing the level of loan automation on the platform over the past few years while simultaneously holding fraud rates constant and at very low levels. We believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. We expect growth of the percentage of loans fully automated to subside in the near term. However, the expansion of our loan offerings may cause it to fluctuate from period to period depending on the loan offering mix and other external factors. Our Percentage of Loans Fully Automated increased to 90% in the three months ended March 31, 2024 from 84% in the same period of 2023, driven primarily by increasing the accuracy of our models, by eliminating previously manual processes, and by an increased portion of repeat borrowers on our platform.

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

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Three Months Ended March 31,
	2023	2024
Revenue from fees, net	$117,141	$138,068
Borrower acquisition costs(1)	(19,712)	(24,819)
Borrower verification and servicing costs(2)	(29,806)	(32,107)
Total direct expenses	(49,518)	(56,926)
Contribution Profit	$67,623	$81,142
Contribution Margin	58%	59%
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
Adjusted Net Loss and Adjusted Net Loss Per Share

We define Adjusted Net Loss as net loss exclusive of stock-based compensation expense and certain payroll tax expenses as well as certain items that are not related to core business and ongoing operations, such as reorganization expenses. Adjusted Net Loss Per Share is calculated by dividing Adjusted Net Loss Per Share by the weighted-average common shares outstanding. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net loss to Adjusted Net Loss and Adjusted Net Loss per Share.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Components of Results of Operations
Revenue from Fees, Net
Platform and Referral Fees, Net

We charge our lending partners platform fees in exchange for usage of our AI lending marketplace, which includes collection of loan application data, underwriting of credit risk, verification and fraud detection, and the delivery of electronic loan offers and associated documentation. We also charge referral fees to our lending partners in exchange for the referral of borrowers from Upstart.com. Referral fees are charged to lending partners on a per borrower basis upon origination of a loan. These fees are charged net of any fees the lending partner charges Upstart. Upstart pays these lending partners a one-time loan premium fee upon completion of the minimum holding periods. Upstart also pays certain lending partners monthly loan trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans.

The Company also recognizes fees in relation to contracts with auto dealers for the use of Upstart Auto Retail software, a cloud-based solution that facilitates dealership operations and enables them to provide consumers with access to Upstart-powered auto loans. Refer to “Note 2. Revenue” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Servicing and Other Fees, Net
Servicing fees are calculated as a percentage of outstanding principal and are charged monthly to any entities holding loans facilitated through our marketplace, to compensate us for activities we perform throughout the loan term, including collection, processing and reconciliations of payments received, institutional investor reporting and borrower customer support. Servicing fees are recorded net of any gains, losses or changes to fair value recognized in the underlying servicing rights and obligations, which are carried as assets and liabilities on our condensed consolidated balance sheets. Upstart currently acts as loan servicer for substantially all outstanding loans facilitated through the Upstart marketplace. Borrower payment collections for loans that are more than 30 days past due or charged off are generally outsourced to third-party collection agencies. Upstart charges lending partners and institutional investors for collection agency fees related to their outstanding loan portfolio. Upstart also receives certain ancillary fees on a per transaction basis inclusive of late payment fees and ACH fail fees.
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
Other Income, Net

In the three months ended March 31, 2023 and 2024, other income, net primarily consists of dividend income earned by the Company on its unrestricted cash balances in addition to coupon interest expense and amortization of the debt discount on our convertible notes.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended March 31,
	2023	2024
Revenue:
Revenue from fees, net	$117,141	$138,068
Interest income, interest expense, and fair value adjustments, net:
Interest income	45,315	51,171
Interest expense	(7,132)	(10,714)
Fair value and other adjustments	(52,397)	(50,731)
Interest income, interest expense, and fair value adjustments, net	(14,214)	(10,274)
Total revenue	102,927	127,794
Operating expenses(1):
Sales and marketing	31,438	35,150
Customer operations	40,590	39,408
Engineering and product development	110,071	63,091
General, administrative, and other	52,663	57,613
Total operating expenses	234,762	195,262
Loss from operations	(131,835)	(67,468)
Other income, net	2,597	2,884
Net loss before income taxes	(129,238)	(64,584)
Provision for income taxes	16	14
Net loss	$(129,254)	$(64,598)
________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2024
Sales and marketing	$3,372	$2,978
Customer operations	2,882	1,963
Engineering and product development	56,660	19,210
General, administrative, and other	11,195	11,626
Total stock-based compensation	$74,109	$35,777
Revenue
Revenue from Fees, Net

The following table set forth our revenue from fees, net in the periods shown:

	Three Months Ended March 31,		Change
	2023	2024	$	%
Platform and referral fees, net	$77,657	$103,859	$26,202	34%
Servicing and other fees, net	39,484	34,209	(5,275)	(13)%
Total revenue from fees, net	$117,141	$138,068	$20,927	18%

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Revenue from fees, net increased $20.9 million, or 18%, in the three months ended March 31, 2024, compared to the same period in 2023, which included an increase of $26.2 million in revenue from platform and referral fees, net and a decrease of $5.3 million in servicing fees, net. The increase of the platform and referral fees, net was primarily driven by a 13% increase in the Transaction Volume, Dollars from $997,447 in the three months ended March 31, 2023 to $1,130,799 in the same period in 2024, as well as an increase in prices of our services. The decrease in servicing fees was primarily due to a decrease in outstanding principal of serviced loans, as well as a decrease in net gain related to loan servicing rights upon loan sales.
Interest Income, Interest Expense, and Fair Value Adjustments, Net

	Three Months Ended March 31,		Change
	2023	2024	$	%
Operating entities(1):
Interest income	$45,315	$42,547	$(2,768)	(6)%
Interest expense	(7,132)	(7,954)	(822)	(12)%
Fair value adjustments, net	(52,397)	(40,080)	12,317	24%
Consolidated securitization entities:
Interest income	—	8,624	8,624	100%
Interest expense	—	(2,760)	(2,760)	(100)%
Fair value adjustments, net	—	(10,651)	(10,651)	(100)%
Total Company:
Interest income	45,315	51,171	5,856	13%
Interest expense	(7,132)	(10,714)	(3,582)	50%
Fair value adjustments, net	(52,397)	(50,731)	1,666	(3)%
Total interest income, interest expense, and fair value adjustments, net	$(14,214)	$(10,274)	$3,940	28%
_________
(1)Consist of balances recognized by entities participating in ongoing operating activities of the Company, excluding entities associated with the UPST 2023-2 consolidated securitization.

Interest income, interest expense, and fair value adjustments, net increased $3.9 million, or 28% in the three months ended March 31, 2024, compared to the same period in 2023. The increase was driven by a $5.9 million increase in interest income and a $1.7 million decrease in unfavorable fair value adjustments, partially offset by $3.6 million increase in interest expense. The increase in interest income resulted from $8.6 million of interest income recognized by consolidated securitization entities, which was partially offset by a $2.8 million decrease in interest income recognized by operating entities, consistent with the decrease in outstanding principal of loans held on the condensed consolidated balance sheet excluding those in the consolidated securitization entities. The decrease in unfavorable fair value adjustments is primarily attributable to a $15.0 million decrease in unrealized loss and loan charge-offs and a $0.7 million decrease in realized loss on loan sales, partially offset by a $14.0 million fair value loss on beneficial interests during the three months ended March 31, 2024 compared to the same period in 2023. These increases were partially offset by a $3.6 million increase in interest expense, including $2.8 million recognized by consolidated securitization entities that is payable to securitization note holders.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2024	$	%
Sales and marketing	$31,438	$35,150	$3,712	12%
% of revenue	31%	28%

Sales and marketing expenses increased by $3.7 million, or 12%, in the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily due to a $5.1 million increase in advertising and other traffic acquisition cost, offset by a $1.2 million decrease in payroll and other personnel-related expenses and a $0.2 million decrease in marketing operation expenses due to a decrease in headcount. As a percentage of total revenue, sales and marketing expenses decreased from 31% to 28%.

Customer Operations

	Three Months Ended March 31,		Change
	2023	2024	$	%
Customer operations	$40,590	$39,408	$(1,182)	(3)%
% of revenue	39%	31%

Customer operations expenses decreased by $1.2 million, or 3%, in the three months ended March 31, 2024, compared to the same period in 2023. The decrease was primarily due to a $6.7 million decrease in payroll and other personnel-related expenses due to a decrease in headcount, partially offset by a $4.3 million increase in servicing expenses and a $1.2 million removal of an operational contingency reserve in the prior period. As a percentage of total revenue, customer operations expenses decreased from 39% to 31%.
Engineering and Product Development

	Three Months Ended March 31,		Change
	2023	2024	$	%
Engineering and product development	$110,071	$63,091	$(46,980)	(43)%
% of revenue	107%	49%

Engineering and product development expenses decreased by $47.0 million, or 43%, for the three months ended March 31, 2024, compared to the same period in 2023. The decrease was primarily due to a $44.8 million decrease in payroll and other personnel-related expenses driven by a one-time expense related to the cancellation of unvested PRSUs of $39.0 million recognized in the prior year and a decrease in headcount, as well as a $2.0 million decrease in other engineering operation expenses. As a percentage of total revenue, engineering and product development expenses decreased from 107% to 49%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
General, Administrative, and Other

	Three Months Ended March 31,		Change
	2023	2024	$	%
General, administrative, and other	$52,663	$57,613	$4,950	9%
% of revenue	51%	45%

General, administrative, and other expenses increased by $5.0 million, or 9%, in the three months ended March 31, 2024, compared to the same period in 2023. The increase was primarily due to an increase of $3.0 million in other personnel-related costs and an increase of $3.7 million in legal and compliance expenses. The increase was partially offset by a decrease of $0.8 million in depreciation and amortization expense, a decrease of $0.6 million in office rent and other facility expenses, and a decrease of $0.4 million in insurance expense. As a percentage of total revenue, general, administrative, and other expenses decreased from 51% to 45%.
Other Income, Net

	Three Months Ended March 31,		Change
	2023	2024	$	%
Other income, net	$2,597	$2,884	$287	11%

In the three months ended March 31, 2024, other income, net increased by $0.3 million, or 11%, compared to the same period in 2023, due to a $0.3 million increase in miscellaneous other income, net.
Reconciliation of Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements prepared and presented in accordance with GAAP, we use the non-GAAP financial measures of Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Loss and Adjusted Net Loss Per Share to provide investors with additional information about our financial performance and to enhance the overall understanding of our past performance and future prospects. We are presenting these non-GAAP financial measures because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple years with the performance of other companies.

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

To address these limitations, we provide a reconciliation of Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Loss and Adjusted Net Loss Per Share to loss from operations and net loss, respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Loss, and Adjusted Net Loss Per Share in conjunction with their respective related GAAP financial measures.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Contribution Profit and Contribution Margin

We use Contribution Profit and Contribution Margin as part of our overall assessment of performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board of Directors concerning our financial performance. We believe Contribution Profit and Contribution Margin are useful to investors for year-to-year comparisons of our business and in evaluating and understanding our operating results and ability to scale. Contribution Profit and Contribution Margin are also useful to investors because our management uses Contribution Profit and Contribution Margin, in conjunction with financial measures prepared in accordance with GAAP, to evaluate our operating results and financial performance and the effectiveness of our strategies.

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

	Three Months Ended March 31,
	2023	2024
Revenue from fees, net	$117,141	$138,068
Loss from operations	(131,835)	(67,468)
Operating Margin	(113)%	(49)%
Sales and marketing, net of borrower acquisition costs(1)	$11,726	$10,331
Customer operations, net of borrower verification and servicing costs(2)	10,784	7,301
Engineering and product development	110,071	63,091
General, administrative, and other	52,663	57,613
Interest income, interest expense, and fair value adjustments, net	14,214	10,274
Contribution Profit	$67,623	$81,142
Contribution Margin	58%	59%
_________
(1)Borrower acquisition costs were $19.7 million, and $24.8 million for the three months ended March 31, 2023 and 2024, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses associated with the January 2023 Plan.
(2)Borrower verification and servicing costs were $29.8 million, and $32.1 million for the three months ended March 31, 2023 and 2024, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses associated with the January 2023 Plan.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Adjusted EBITDA and Adjusted EBITDA Margin

We believe that Adjusted EBITDA and Adjusted EBITDA Margin are useful for investors to use in comparing our financial performance with the performance of other companies for the following reasons:
•Adjusted EBITDA and Adjusted EBITDA Margin are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation, and interest expense, that can vary substantially from company to company depending upon their financing and capital structures, and the method by which assets were acquired; and
•Adjusted EBITDA and Adjusted EBITDA Margin eliminate the impact of certain items such as stock-based compensation expense and certain payroll tax expense, expense on convertible notes, and reorganization expenses that may obscure trends in the underlying performance of our business; and
•Adjusted EBITDA and Adjusted EBITDA Margin provide consistency and comparability with our past financial performance, and facilitate comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31,
	2023	2024
Total revenue	$102,927	$127,794
Net loss	(129,254)	(64,598)
Net Loss Margin	(126)%	(51)%
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	$75,026	$37,433
Depreciation and amortization	6,441	5,632
Reorganization expenses	15,536	—
Expense on convertible notes	1,174	1,180
Provision for income taxes	16	14
Adjusted EBITDA	$(31,061)	$(20,339)
Adjusted EBITDA Margin	(30)%	(16)%
_________
(1)Payroll tax expenses include the employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.

Adjusted Net Loss and Adjusted Net Loss Per Share

We define Adjusted Net Loss as net loss exclusive of stock-based compensation expense and certain payroll tax expense, and reorganization expenses. Adjusted Net Loss Per Share is calculated by dividing Adjusted Net Loss Per Share by the weighted-average common shares outstanding. We believe Adjusted Net Loss and Adjusted Net Loss Per Share are useful measures for investors in evaluating our ability to generate earnings, more readily compare between past and future periods, and provide comparability of our performance with the performance of other companies.

	Three Months Ended March 31,
	2023	2024
Net loss	$(129,254)	$(64,598)
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	75,026	37,433
Reorganization expenses	15,536	—
Adjusted Net Loss	$(38,692)	$(27,165)
Net loss per share:
Basic	$(1.58)	$(0.74)
Diluted	$(1.58)	$(0.74)
Adjusted Net Loss per Share:
Basic	$(0.47)	$(0.31)
Diluted	$(0.47)	$(0.31)
Weighted-average common shares outstanding:
Basic	81,911,433	87,030,695
Diluted	81,911,433	87,030,695
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2024, our primary source of liquidity was cash of $300.5 million. We also held $5.0 million of investments in certificates of deposit with maturities greater than three months as of March 31, 2024. Changes in the balance of cash are generally a result of working capital fluctuations and the timing of purchases and sales of loans facilitated through our marketplace. To finance purchases of certain loans facilitated through our lending marketplace, we rely on our warehouse credit facilities through the special-purpose trusts and corporate cash.

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

Our ULT Warehouse Credit Facility, which matures in June 2026, allows us to borrow up to $250.0 million to purchase unsecured personal loans. Our UAWT Warehouse Credit Facility, which matures in June 2025, allows us to borrow up to $200.0 million to purchase secured auto loans. As of March 31, 2024, we have drawn an aggregate of $351.5 million on our warehouse credit facilities. Refer to “Note 9. Borrowings” in Part I, Item 1 of this Form 10-Q for further details on our warehouse credit facilities.

We lease office facilities under operating lease agreements which expire between 2027 and 2029. Our cash requirements related to these lease agreements are $67.1 million, of which $15.1 million is expected to be paid within the next 12 months. Refer to “Note 11. Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our operating lease obligations.

We have committed to purchase loans from certain lending partners at the conclusion of the required holding period, which is generally equal to three business days. As of March 31, 2024, the total loan purchase commitment was $32.5 million. See “Note 12. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our loan purchase obligations.

In connection with our committed capital and other co-investment arrangements we are obligated to put a certain amount of our capital at risk in relation to the credit performance of the underlying loans. As of March 31, 2024, the amount of our capital co-invested at risk is $169.6 million. Refer to “Note 5. Beneficial Interests” for additional information.

As of March 31, 2024, the potential value of these committed capital and other co-investment arrangements, to be realized over time, ranges between $0 to $333.1 million, depending on the actual future performance of the loans under these arrangements. The estimated value of these arrangements is $156.2 million, which represents the undiscounted value of the capital co-invested and is based on the actual and expected future performance of the underlying loans.

Additionally, our cash requirement for the next 12 months for our committed capital and other co-investment arrangements is expected to be $5.4 million.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Three Months Ended March 31,
	2023	2024
Net cash provided by (used in) operating activities	$(75,727)	$52,622
Net cash used in investing activities	(25,852)	(37,547)
Net cash provided by (used in) financing activities	20,971	(43,711)
Change in cash and restricted cash	$(80,608)	$(28,636)

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

Net cash provided by operating activities was $52.6 million for the three months ended March 31, 2024, which primarily consisted of adjustments for non-cash items of $96.6 million, net loss of $64.6 million, and $20.6 million in net changes in operating assets and liabilities. The increase in non-cash adjustments was primarily related to $59.9 million of changes in fair value of financial instruments held on the Company’s balance sheet, $35.8 million of stock-based compensation, and $5.6 million of depreciation and amortization, partially offset by a $2.9 million gain on loan servicing rights and a $2.5 million decrease in other adjustments. The increase in net changes in operating assets and liabilities was primarily related to $52.8 million in principal payments received for loans held-for-sale, $12.3 million in principal payments received for loans held in consolidated securitization, and a $6.9 million increase in amounts payable to investors, partially offset by $23.9 million in net purchases of loans held-for-sale, a $25.8 million decrease in accrued expenses, a $0.8 million decrease in other assets, and $0.7 million decrease in payments on beneficial interest liabilities.

Net Cash from Investing Activities

Net cash used in investing activities was $37.5 million for the three months ended March 31, 2024 as a result of $46.2 million purchases and originations of loans held-for-investment, $16.9 million acquisition of beneficial interest assets, partially offset by $27.2 million in principal payments received for loans held-for-investment.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Net Cash from Financing Activities

Net cash used in financing activities was $43.7 million for the three months ended March 31, 2024 as a result of $110.2 million repayments of borrowings and $13.6 million in principal payments made on securitization notes, partially offset by $74.3 million of proceeds from borrowings, $4.6 million in proceeds from issuance of common stock under ESPP, and $1.2 million proceeds from exercise of stock options.

Composition of Balance Sheet Loan Portfolio

As of March 31, 2024, we held $1,080.9 million of loans on our condensed consolidated balance sheet. $394.0 million of these loans were originated for research and development purposes, primarily in support of our auto lending products and expansion of our unsecured personal loan product to new categories of borrowers. We also held $529.6 million of core personal loans which would otherwise be immediately purchased by institutional investors and $157.3 million of core personal loans held by the consolidated securitization. We will continue to utilize our capital to support research and development activities and, at times, as a funding source for core personal loans during periods of marketplace funding constraints. The extent and timing of utilizing our capital as a funding source for loans will largely depend on the availability of capital in our marketplace relative to the demand from qualified borrowers and our business priorities. We plan to sell loans held on our balance sheet to institutional investors over time in the form of secondary sales or securitizations.

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

Our critical accounting policies are described in Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to these policies for the three months ended March 31, 2024.

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

As of December 31, 2023 and March 31, 2024, we were exposed to market discount rate risk on $977.3 million and $923.5 million, respectively, of loans held on our condensed consolidated balance sheets, excluding loans held in consolidated securitization. The fair value of these loans is estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The changes in the discount rates for loans held on our balance sheet reflect the expected returns of similar financial instruments available in the market and can be caused by changes in the market interest rates, expected loan performance, and other factors. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $11.7 million and $23.1 million decrease, respectively, in the fair value of loans as of December 31, 2023 and a $12.6 million and $25.0 million decrease, respectively, as of March 31, 2024.
As of December 31, 2023 and March 31, 2024, we held $179.1 million and $157.3 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the condensed consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes and residual certificates issued as part of the consolidated securitization, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, their value is eliminated as part of the consolidation process. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $2.4 million and $4.8 million decrease, respectively, in the fair value of loans held in the consolidated securitization as of December 31, 2023, and a $2.0 million and $4.1 million decrease, respectively, as of March 31, 2024.

As of December 31, 2023 and March 31, 2024, we were also exposed to market discount rate risk on payable to securitization note holders of $141.4 million and $129.1 million, respectively. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $1.9 million and $3.7 million decrease, respectively, in the fair value of payable to securitization holders on the condensed consolidated balance sheet as of December 31, 2023, and a $1.6 million and $3.2 million decrease, respectively, as of March 31, 2024.

As of December 31, 2023 and March 31, 2024, we were also exposed to market discount rate risk on other financial instruments, including $41.0 million and $62.2 million of beneficial interest assets, respectively. Beneficial interest assets are estimated at fair value using a discounted cash flow model which considers projected defaults, losses and recoveries to project future losses and net cash flows on the underlying loans. We use two different discount rates for expected cash flows associated with demonstrated to-date credit performance and those associated with future credit performance. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $1.2 million and $2.4 million decrease, respectively, in the fair value of beneficial interest assets as of December 31, 2023, and a $1.8 million and $3.4 million decrease, respectively, as of March 31, 2024.

Upstart Holdings, Inc.
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

As of December 31, 2023 and March 31, 2024, we were exposed to credit risk on $977.3 million and $923.5 million, respectively, of loans held on our condensed consolidated balance sheets excluding loans held in consolidated securitization. Loans bear fixed interest rates and are carried on our condensed consolidated balance sheets at fair value. As of December 31, 2023, a hypothetical 10% and 20% increase in credit risk would result in a $12.5 million and $25.0 million decrease, and as of March 31, 2024, a hypothetical 10% and 20% increase in credit risk would result in a $12.7 million and $25.2 million decrease in the fair value of loans, respectively.

As of December 31, 2023 and March 31, 2024, we held $179.1 million and $157.3 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the condensed consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes and residual certificates issued by the consolidated entities, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, the residual certificates value is eliminated as part of the consolidation process. A hypothetical 100 and 200 basis point increase in the credit risk would result in a $2.7 million and $5.2 million decrease, respectively, in the fair value of loans held in consolidated securitization as of December 31, 2023 and a $2.7 million and $5.3 million decrease, respectively, as of March 31, 2024.

We are also exposed to credit risk on beneficial interest assets and beneficial interest liabilities held on the condensed consolidated balance sheet of $41.0 million and $4.2 million, respectively, as of December 31, 2023, and $62.2 million and $8.5 million, respectively, as of March 31, 2024. A hypothetical 10% and 20% increase in credit risk spread would result in a $9.1 million and $16.7 million decrease, respectively, in the fair value of beneficial interest assets held on our condensed consolidated balance sheet, and would result in a $5.6 million and $11.2 million increase in the fair value of beneficial interest liabilities on our condensed consolidated balance sheet, respectively, as of December 31, 2023. A hypothetical 10% and 20% increase in credit risk spread would result in a $14.0 million and $27.3 million decrease, respectively, in the fair value of beneficial interest assets, and would result in a $5.7 million and $11.3 million increase in the fair value of beneficial interest liabilities, respectively, as of March 31, 2024.

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

Upstart Holdings, Inc.
As of December 31, 2023 and March 31, 2024, we held $467.8 million and $439.2 million, respectively, related to cash and restricted cash in business checking accounts and interest-bearing deposit accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our condensed consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation, or FDIC. We reduce credit risk by placing our cash and restricted cash in reputable institutions.
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

An increase or decrease in interest rates may also impact our exposure to interest rate risk on our warehouse credit facilities. As of December 31, 2023 and March 31, 2024, we were exposed to interest rate risk on $387.4 million and $351.5 million, respectively, under our warehouse credit facilities, which bear floating interest rates. Changes in interest rates may impact our cost of borrowing. We have entered into interest rate cap agreements in connection with our warehouse credit facilities with an aggregate notional amount of $283.8 million. The interest rate caps provide protection to the credit facilities against exposure to changes in cash flows to the extent the 1-month SOFR exceeds the strike rate. The UAWT interest rate cap matures in April 2029 and the ULT interest rate cap matures June 2025. Refer to “Note 4. Derivative Financial Instruments” for further details.
Equity Investment Risk

Our non-marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our investments.

Our non-marketable equity investments are in equity securities of privately-held companies without readily determinable fair values. We elected to account for each such investment using the measurement alternative which is cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment and is inherently complex due to the lack of readily available market data. We consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of each investment. We also assess our non-marketable equity securities for impairment on a quarterly basis. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations. Adjustments and impairments are recorded in other expense on the condensed consolidated statements of operations and comprehensive loss upon recognition of such adjustments or impairments. As of December 31, 2023 and March 31, 2024, the carrying value of our non-marketable equity securities, which do not have readily determinable fair values, totaled $41.3 million.

Upstart Holdings, Inc.
ITEM 4. CONTROLS AND PROCEDURES
a.Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
c.Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•If we are unable to approve significant number of borrowers for loans through our marketplace, our growth prospects, business, financial condition and results of operations would be adversely affected.
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

Upstart Holdings, Inc.
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
•We rely on strategic relationships with loan aggregators to attract applicants to our marketplace, and if we cannot maintain effective relationships with loan aggregators or successfully replace their services, our business could be adversely affected.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY
Our business has been and will continue to be adversely affected by economic conditions and other factors that we cannot control.

Uncertainty, volatility and negative trends in general economic conditions historically have created a difficult operating environment for our industry. Many factors, including factors that are beyond our control, have impacted and will continue to impact our business, financial condition and results of operations by affecting the supply of capital to our marketplace from our lending partners and institutional investors, the demand by borrowers of Upstart-powered loans, and borrowers’ ability and willingness to repay their loans. These factors include, but are not limited to, interest rates, inflation, personal savings rates, fiscal and monetary policies, unemployment levels, disruptions in the banking sector, lower consumer confidence, reduced consumer discretionary spending, conditions in the housing market, immigration policies, gas prices, energy costs, government shutdowns, trade wars and delays in tax refunds, as well as events such as natural disasters, acts of war, geopolitical conflicts, terrorism, catastrophes and pandemics. If any of these factors negatively affect borrowers, lending partners or institutional investors, or if we are unable to mitigate the risks associated with them, our business, financial condition and results of operations could be adversely affected.

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

Upstart Holdings, Inc.
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

We offer consumer loans, such as personal and auto loans, on our marketplace, and many consumers that come to our marketplace have poor, limited or no credit history. Such consumers have historically been, and may in the future be, disproportionately affected by adverse macroeconomic conditions. Inflation, higher interest rates, availability of welfare programs, unemployment, bankruptcy, government interventions, such as stimulus measures, major medical expenses, divorce or death may affect borrowers’ ability or willingness to borrow or make payments on loans. The recent macroeconomic trends have negatively impacted borrowers’ ability and willingness to borrow and make repayments. For more information, see the risk factors titled “—If we are unable to approve significant number of borrowers for loans through our marketplace, our growth prospects, business, financial condition and results of operations would be adversely affected.”

During an economic down cycle, there is a greater risk that borrowers will not make payments on loans. Borrowers may not prioritize repayment of unsecured personal loans over loans that are secured by necessities, for example, mortgages or auto loans. Higher interest rates often lead to higher payment obligations, which may reduce the ability of borrowers to remain current on their obligations. These factors lead to increased delinquencies, defaults and bankruptcies declared by borrowers, resulting in more charge-offs and less recoveries, all of which have had, and could continue to have, a material adverse effect on the credit performance of loans facilitated on our marketplace and our business. For example, the vintages of core personal loans that originated in the first quarter of 2021 through the third quarter of 2023 are forecasted to underperform relative to the target returns set at the time of loan origination. When a borrower defaults on a loan, it increases our costs to service the loan. Because default rates have been higher than expected, it has negatively impacted, and may continue to negatively impact, demand by our lending partners to originate loans, and institutional investors to fund loans, facilitated through our marketplace. Any sustained decline in applicant approvability or acceptance of loan offers or loan origination volume, or any increase in delinquencies or defaults by borrowers beyond our expectation, would harm our business, financial condition and results of operations.

Upstart Holdings, Inc.
If we are unable to maintain diverse and resilient loan funding to our marketplace from institutional investors, our growth prospects, business, financial condition and results of operations could be adversely affected.

Our business depends on sourcing and maintaining diverse and resilient loan funding from institutional investors to our marketplace. The institutional investors provide loan funding to our marketplace by purchasing whole loans, pass-through certificates and asset-backed securities. Out of the total principal of loan originations facilitated on our marketplace during the three months ended March 31, 2024, 44% were purchased by institutional investors. The availability and capacity of loan funding from institutional investors depend on many factors that are outside of our control, such as economic and market conditions, interest rates, liquidity in the capital markets and regulatory reforms. We cannot be sure that the existing funding sources will continue to be available, or any new funding source will become available, on commercially reasonable terms or at all.

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

In response to funding constraints, we have utilized, and expect to continue to utilize, our balance sheet to support funding of loans that would otherwise be sold to institutional investors. The use of our balance sheet to support loan funding diverts capital resources, increases our exposure to the changes in the fair value of such loans and has resulted in and could result in losses when such loans held on our balance sheet default or we sell them at a loss. Furthermore, we have sought, and continue to seek, committed capital and other co-investment arrangements. These arrangements may include terms that provide downside risk protection, subject to certain limits and conditions. In particular, we have agreed to compensate, subject to a limit, if credit performance on the loans under these arrangements deviates from expectations. As of March 31, 2024, our capital co-invested, which represents the maximum exposure to losses, under these committed capital and other co-investment arrangements was $169.6 million. Committed capital and other co-investment arrangements have negatively impacted our financial results through unfavorable fair value adjustments and may continue to do so in the future. We may also experience declines in revenue and transaction volume if existing committed capital or other capital arrangements do not provide funding on the agreed upon terms or we fail to secure additional committed capital or other capital arrangements in the future on commercially reasonable terms or at all. Moreover, the capital arrangements that we have recently entered into during a high interest rate environment, such as the committed capital and other co-investment arrangements, may become more costly if interest rates fall and the terms of such arrangements remain through a full economic cycle. Despite our efforts, we may continue to experience funding constraints and cannot be certain if any measures we have taken, such as committed capital or other co-investment arrangements, or will take to address or mitigate the effects of funding constraints, will be sufficient or successful. In the event of continued funding constraints, we may not be able to maintain our current loan origination volume without incurring substantially higher funding costs, agreeing to terms that are not favorable to us or further relying on our balance sheet to support funding, each of which could adversely affect our business, financial condition and results of operations.

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

Our AI models also target and optimize other aspects of the lending process, such as borrower acquisition, fraud detection, default timing, loan stacking and prepayment timing. Our continued improvements to such models have allowed us to facilitate loans inexpensively and virtually instantly, with a high degree of consumer satisfaction while maintaining loan performance. However, such applications of our AI models may prove to be less predictive than we expect, or than they have been in the past, for a variety of reasons, including inaccurate assumptions or other errors made in constructing such models, incorrect interpretations of the results of such models and failure to update model assumptions and parameters in a timely manner. It is also possible that the instant approval process on our marketplace makes us a target for certain borrowers who intend to accumulate as much debt as quickly as possible without regard for the viability of repayment. Additionally, such models may not be able to effectively account for matters that are inherently difficult to predict and beyond our control, such as macroeconomic conditions, credit market volatility and interest rate fluctuations, which often involve complex interactions between a number of dependent and independent variables and factors. Material errors or inaccuracies in such AI models could lead us to make inaccurate or sub-optimal operational or strategic decisions, which could adversely affect our business, financial condition and results of operations.

Upstart Holdings, Inc.
If our AI models do not accurately reflect the impact of economic conditions on borrowers’ credit risk in a timely manner, the performance of Upstart-powered loans may be worse than anticipated and our AI models may be perceived as ineffective.

The performance of loans facilitated through our marketplace is significantly dependent on the effectiveness of our proprietary AI models used to evaluate a borrower’s credit profile and likelihood of default. Our AI models have not been extensively tested during economic downturn or recession. Even if credit decisions take into account macroeconomic conditions, there is no assurance that our AI models can accurately predict loan performance during periods of adverse economic conditions or quickly respond to changing economic conditions. If our AI models are unable to accurately reflect the credit risk of loans under such economic conditions, we, our lending partners and our institutional investors would experience greater than expected losses on such loans, which would harm our reputation and erode the trust we have built with our lending partners and institutional investors. We have experienced and may continue to experience high delinquency rates and underperformance of loans originated using our AI models in recent periods. For example, the quarterly vintages of core personal loans that originated in the first quarter of 2021 through the third quarter of 2023 are forecasted to underperform relative to the target returns set at the time of loan origination. The fair value of the loans on our balance sheet has declined and may continue to decline. Our business, financial condition and results of operations can continue to be adversely affected if our AI models are not able to accurately and timely assess the impact of macroeconomic conditions on the performance and default rates of loans facilitated through our marketplace.

If we are unable to approve significant number of borrowers for loans through our marketplace, our growth prospects, business, financial condition and results of operations would be adversely affected.

The vast majority of our revenue comes from platform and referral fees and servicing fees on loans facilitated through our marketplace. Growing our revenue from fees depends in significant part on our ability to increase the transaction volume of consumer loans on our marketplace. To serve more consumer demand for credit and increase transaction volume on our marketplace, we must have an adequate supply of capital from lending partners and institutional investors, we must drive sufficient demand from potential borrowers seeking to take out loans, and the borrowers must satisfy the requirements for approval by our models and our lending partners.

While we continue to improve the accuracy of our AI models, which we believe is key to our long-term success, such improvements may not lead to more borrowers being approved on our platform. These improvements have led us in the past and may lead us in the future to reevaluate our credit decisioning process, including the risks associated with certain borrowers. Changes in borrower default patterns and increases in the numbers of borrowers who default have in the past and could in the future result in fewer borrowers being approved for loans on our platform. Similarly, changes by our lending partners in their credit requirements or target returns could negatively impact our ability to extend loan offers with competitive terms or at all to certain borrowers on our marketplace.

In the current macroeconomic environment with elevated costs of borrowing and risks associated with consumer credit, the pool of qualified borrowers has become smaller, and fewer applicants have received or accepted loan offers on our marketplace than they have in the past. Approving more borrowers on our platform can also be limited as we have historically held the maximum annual percentage rate of Upstart-powered loans to less than 35.99% due to regulatory reasons. Moreover, loan terms have become less borrower-friendly in the current environment with higher interest rates, and we have experienced an overall decrease in borrower demand. These factors have and may continue to negatively affect transaction volume on our marketplace and therefore our revenue. If we are not able to maintain or increase transaction volume on our marketplace, or attract and retain qualified borrowers, our growth prospects, business, financial condition and results of operations would be adversely affected.

Upstart Holdings, Inc.
If our existing lending partners cease or limit their participation in our marketplace or if we are unable to attract new lending partners to our marketplace, our business, financial condition and results of operations will be adversely affected.

Our success depends in significant part on the participation of our lending partners in our marketplace. In the three months ended March 31, 2024, 86% of our total revenue was generated from platform, referral and servicing fees that we receive from our lending partners. Our lending partners also provide loan funding to our marketplace by retaining a significant portion of the loans facilitated through our marketplace. Out of the total principal of loan originations facilitated on our marketplace during the three months ended March 31, 2024, 29% were retained by our lending partners. If we are unable to keep existing lending partners or attract new lending partners to our marketplace, or if we are unable to maintain or increase the portion of loans retained by the lending partners, our financial performance could suffer.

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

Upstart Holdings, Inc.
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

UMI is our effort to quantify the level of macroeconomic risks in terms of the losses or defaults within Upstart-powered unsecured personal loan portfolios, excluding small dollar loans. UMI is at an early stage of its development and does not have a long history or track record. Since it is a relatively new initiative, UMI remains unproven and, therefore, may not perform as expected. We intend to continue our research and development efforts to improve UMI. In light of such efforts, we have revised our previously published UMI values, including to remove seasonal patterns, and may further change or revise the current or past UMI values in the future. Any significant changes or revisions could harm our reputation and credibility with our lending partners and institutional investors, which in turn could adversely affect our business, financial condition and results of operations.

Upstart Holdings, Inc.
Furthermore, the correlation between UMI and the level of macroeconomic risks in terms of losses or defaults within Upstart-powered unsecured personal loan portfolios may not be as significant or meaningful as we expect. If the correlation between UMI and the level of macroeconomic risks is misaligned or skewed in a way that is unacceptable to our lending partners or institutional investors, or UMI fails to accurately or adequately quantify the level of macroeconomic risks, this lack of a meaningful correlation may result in distrust or disregard of UMI. This outcome could adversely affect our reputation and credibility with our lending partners and institutional investors and thus, negatively impact our business, financial condition and results of operations.

UMI is based on our analysis of the losses within Upstart-powered unsecured personal loan portfolios, excluding small dollar loans, and is specific to our borrower base. Because the composition of our borrower base changes over time and UMI is an aggregate computed across all Upstart-powered unsecured personal loans, except small dollar loans, UMI may not be the best indicator of the level of macroeconomic risks for a specific subset of loans or borrower segments. UMI is not intended to measure the macroeconomic risks in terms of losses of loan portfolios or assets that are not Upstart-powered loans, including loans held by other segments of the U.S. population. It is not designed to measure the current state of the overall economy or to measure or predict future macroeconomic conditions, trends or risks. It is also not designed to measure or predict Upstart’s future loan performance, results of operations or stock price. Investors, lending partners and analysts may improperly use or rely on UMI for these or other unintended purposes, or otherwise misunderstand or misinterpret UMI. If UMI is misunderstood or misinterpreted in these ways, it could harm our reputation and credibility with our lending partners and institutional investors and impair our ability to retain and attract them to our lending marketplace. This could further reduce the number or types of loan products that our lending partners and institutional investors are willing to fund. Any failure to manage the foregoing risks could adversely affect our ability to maintain diverse and resilient loan funding to our marketplace, which in turn would negatively impact our business, financial condition and results of operations.

We have incurred net losses, and we may not be able to achieve profitability in the future.

For the three months ended March 31, 2024, we incurred a net loss of $64.6 million. We have expended, and intend to continue to expend, significant funds to develop and improve our proprietary AI models, attract additional borrowers to our marketplace, enhance the features and overall user experience on our platform, expand loan product offerings and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We have incurred, and expect to incur in the future, significant losses for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses would prevent us from being profitable. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

If we are unable to manage risks associated with the loans on our balance sheet, our business, financial condition and results of operations may be adversely affected.

We have held more Upstart-powered loans on our balance sheet in recent years and may continue to do so in the future. We have used, and may continue to use, our balance sheet to support our research and development activities for new loan products and borrower segments. In addition to research and development activities, we have used and may continue to use our balance sheet to purchase loans from lending partners to address fluctuations in supply and demand in our marketplace and periodically sell these loans to institutional investors prior to their maturity. Out of the total principal of loan originations facilitated on our marketplace during the three months ended March 31, 2024, 27% were held on our balance sheet, excluding loans held in consolidated securitization. As of March 31, 2024, we held $923.5 million of loans on our balance sheet, excluding loans held in consolidated securitization. We hold loans on our balance sheet at fair value and estimate fair value using a discounted cash flow methodology. An increase in the market interest rates reduces the fair value of loans held on our balance sheet by increasing the discount rate used to determine fair value under the discounted cash flow methodology. Currently, we are in a high interest rate environment. The high interest rates have negatively affected the fair value of loans held on our balance sheet and may continue to do so in the future. In addition, for these loans and any future loans to be held

Upstart Holdings, Inc.
on our balance sheet, we bear the credit risk in the event of borrower default. Our exposure to rising borrower default rates and their volatility has increased, and may continue to increase, as we hold more Upstart-powered loans on our balance sheet. The R&D loans make up a substantial portion of the loans held on our balance sheet and are generally more risky and more likely to default than the core personal loans. Recently, the default rates and charge-offs for these loans have been higher than expected for certain loan categories, and consequently, we had to make unfavorable fair value adjustments to the loans on our balance sheet. These unfavorable fair value adjustments have negatively impacted our revenue, and if we continue to experience higher than expected default rates or the loans otherwise fail to perform as expected, we would need to make additional unfavorable fair value adjustments in the future, which would negatively impact our revenue. It is also possible that we may recognize a loss if we sell the loans held on our balance sheet, such as the R&D loans, at an unfavorable price. From a liquidity perspective, the growing amount of loans on our balance sheet increases our liquidity risk. We cannot be certain whether we will be able to sell these loans, or any future loans to be put on our balance sheet, on commercially reasonable terms or at all. If we are unable to do so, it is possible that our ability to meet our operational needs and obligations may be disrupted. Moreover, the use of our balance sheet diverts financial resources from other uses, such as improving our products and services, which could have an adverse effect on our results of operations.

Our revenue growth rate and financial performance in the past may not be indicative of future performance.

We grew rapidly in the past, and our historical revenue growth rate and financial performance may not be indicative of our future performance. Our revenue for any previous quarterly or annual periods should not be relied upon as any indication of our revenue or revenue growth in future. In fact, compared to the fourth quarter of 2023, our revenue declined in the three months ended March 31, 2024. Our revenue may continue to decline in the future for a number of reasons, which may include: adverse macroeconomic conditions, changing interest rates, slowing demand for or reduced funding through our lending marketplace, sales of loans held on our balance sheet at a loss, increasing competition, credit market volatility, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

The servicing fees generated by our loan servicing activities for the loans sold to institutional investors and contributed to asset-based securitizations and pass-through certificate transactions also represent a material portion of our earnings. There is no assurance that our institutional investors will continue to purchase loans or securities (either through whole loan sales, asset-backed securities, pass-through certificate issuances or other direct or indirect purchase arrangements) or that they will continue to purchase loans in transactions that generate the same spreads and/or fees that we have historically obtained. During the three months ended March 31, 2024, we sold loans that had been originated in an earlier, lower interest rate environment. We recognized losses on these sales which reduced our revenue. As we hold more loans on our balance sheet, our business, financial condition and results of operation could be adversely affected, including further reductions in revenue. Factors that may affect demand by institutional investors for Upstart-powered loans include:

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

Upstart Holdings, Inc.
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

In connection with our committed capital and other co-investment arrangements, we have agreed to compensate, subject to a limit, if credit performance on the loans deviates from expectations. As of March 31, 2024, our capital co-invested, which represents the maximum exposure to losses, under these committed capital and other co-investment arrangements was $169.6 million. See “Note 5. Beneficial Interests” for more information. Committed capital and other co-investment arrangements could negatively impact our financial results. We may also experience declines in revenue and loan volume if existing committed capital or other capital arrangements do not provide funding on the agreed upon terms or we fail to secure additional committed capital or other capital arrangements on commercially reasonable terms, or at all.

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

Our top three lending partners originate a significant portion of loans on our marketplace. In the three months ended March 31, 2024, our top three lending partners collectively originated 88% of the Transaction Volume, Number of Loans and accounted for 74% of our total revenue. There are no minimum commitments to originate any loans under the agreements we have with our lending partners. If our top three lending partners were to suspend, limit or cease their operations or otherwise terminate their relationship with us, our business, financial condition and results of operations would be adversely affected. As of March 31, 2024, we had more than 100 lending partners participating on our marketplace, and we continue to expand our lending partnerships to new participants. If we are unable to continue to increase the participation by other lending partners on our marketplace, we will continue to be reliant on a small number of lending partners for a significant portion of loan originations and revenue, which could harm our business.

Upstart Holdings, Inc.
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

We believe maintaining a strong brand and trustworthy reputation is critical to our success and our ability to attract borrowers to our marketplace, attract new lending partners, maintain diverse and resilient loan funding and sustain good relations with regulators. Factors that affect our brand and reputation include: perceptions of artificial intelligence, our industry and our company, including the quality and reliability of our AI lending marketplace; the accuracy of our AI models; characterizations of our company as a traditional lending company due to the amount of loans held on our balance sheet; perceptions regarding the application of artificial intelligence to consumer lending specifically and that algorithmic lending is inherently biased; perceptions of rate exportation and the bank partnership model; the reputation of the vehicle dealerships with which we partner; loan funding to our marketplace; changes to the Upstart marketplace; our ability to effectively manage and resolve borrower complaints; collection practices; privacy and security practices; litigation, such as class action and shareholder derivative lawsuits described in “Legal” section under “Note 12. Commitments and Contingencies”; regulatory activity; and the overall user experience of our platform. Negative publicity or negative public perception of these factors, even if inaccurate, could adversely affect our brand and reputation.

For example, consumer advocacy groups, politicians and certain government and media reports have advocated governmental action to prohibit or severely restrict consumer loan arrangements where banks contract with a third-party platform such as ours to provide origination assistance services to bank customers. These arrangements have sometimes been criticized as “renting-a-bank charter” or “rent-a-bank”. Such criticism has frequently been levied in the context of payday loan marketers, though other entities operating programs through which loans similar to Upstart-powered loans are originated have also faced criticism. The same groups, as well as state legislative bodies, are now challenging the right of state-chartered banks to export their rates to other states, which sometimes allows out-of-state banks to charge consumers higher rates than in-state lenders. A few states have proposed legislation prohibiting out-of-state, state-chartered banks from lending at rates higher than the state usury limit, and at least one state has passed such legislation. The high-interest loans that have been subject to more frequent criticism and challenge are fundamentally different from Upstart-powered consumer loans in many ways, including that Upstart-powered loans typically have lower interest rates and longer terms, and Upstart-powered loans do not renew. In particular, interest rates of Upstart-powered loans have always been and are currently less than 36% APR, as compared to the triple-digit interest rates of many payday or small dollar loans that have been subject to such criticism. However, states that are addressing their rent-a-bank and rate exportation concerns through legislation may impact our marketplace if the state rate limit is below 36%. If that were to happen, our state-chartered lending partners may need to scale back lending on our marketplace to comply with state laws or terminate their participation in our marketplace, leading to a reduction in origination volume. It could also negatively impact demand for Upstart-powered loans, our ability to attract new lending partners, our ability to attract loan funding to our marketplace or reduce the number of potential borrowers to our marketplace. Any of the foregoing could adversely affect our results of operations and financial condition.

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

Upstart Holdings, Inc.

Artificial intelligence and related technologies are subject to public debate and heightened regulatory scrutiny. The Consumer Financial Protection Bureau (“CFPB”) recently indicated that artificial intelligence remains a regulatory hot topic for the agency including the use of complex credit scoring models as part of the loan underwriting process. The agency has taken several steps to increase regulatory scrutiny of financial technology companies that rely on artificial intelligence. In April 2023, the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the CFPB, and the Equal Employment Opportunity Commission (“EEOC”) released a joint statement on artificial intelligence demonstrating their interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations, and in October 2023, President Biden signed an Executive Order aimed at protecting consumers against harms caused by artificial intelligence. The Congressional Research Service released a report on April 3, 2024 on the use of artificial intelligence and machine learning in financial services, noting that financial industry policymakers face competing pressures of providing beneficial technology and avoiding any consumer harm from such technology. Any negative publicity or negative public perception of artificial intelligence could negatively impact demand for our AI lending marketplace, hinder our ability to attract new lending partners or slow the rate at which lending partners adopt our AI lending marketplace. From time to time, certain advocacy groups have made claims that unlawful or unethical discriminatory effects may result from the use of AI technology by various companies, including ours. Such claims, whether or not accurate, and whether or not concerning us or our AI lending marketplace, may harm our ability to attract prospective borrowers to our marketplace, retain existing and attract new lending partners and achieve regulatory acceptance of our business.

In 2020, we entered into an agreement with the NAACP Legal Defense Education Fund (the “LDF”), and the Student Borrower Protection Center (the “SBPC”), to participate in fair lending reviews of our AI underwriting models by an independent third-party firm, Relman Colfax LLC (“Relman”). The fair lending testing was designed to determine if our AI underwriting models have caused or resulted in a disparate impact on any protected class, and if so, whether there are any alternative, less discriminatory practices without sacrificing the models’ predictiveness. In March 2024, following a number of quantitative assessments and prior reports, Relman published a final report that summarized developments during the monitorship as well as industry fair lending recommendations. The Relman final report marked the conclusion of our agreement with the LDF and the SBPC and the fair lending reviews by Relman. If the conclusion of the Relman monitorship or any of the final report’s findings are viewed negatively for any reason, our brand and reputation and the overall market acceptance of, and trust in, our AI lending marketplace could suffer, and we could be subject to increased regulatory and litigation risk. In addition, the publication of information arising from our agreement with the LDF and the SBPC, including the reports published by Relman, could lead to additional regulatory scrutiny for us or our lending partners.

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

New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and the emergence of AI and related technologies. Recent financial, political and other events, including disruptions in the banking sector, may increase the level of regulatory scrutiny on financial technology companies. As we expand our business into new markets, introduce new loan products and continue to improve and evolve our AI models, regulatory bodies or courts may claim that we are subject to additional requirements. Such regulatory bodies could reject our applications for licenses or deny renewals, delay or impede our ability to operate, charge us fees or levy fines or penalties, commence investigations or inquiries into our business practices, or otherwise disrupt our ability to operate our AI lending marketplace, any of which could adversely affect our business, financial condition and results of operations. For example, in February 2024, the CFPB published a decision and order in a supervisory designation proceeding against a non-bank installment lender that officially established the CFPB’s supervisory authority over such lenders due to the risk the non-bank lender posed to consumers. The CFPB opined that risk does not need to be based on a violation of law. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. Related to automotive lending, in January 2023, the CFPB and the New York Attorney General filed a complaint against an auto lender that criticized the profit-driven model in auto lending. The CFPB then entered into consent orders with several auto lenders as the year progressed, related to unfair or deceptive fees and servicing practices. With regulators actively scrutinizing the auto lending space, we may be subject to heightened scrutiny of the retail installment contracts we purchase and service. In addition, the Biden Administration recently announced a government-wide effort to eliminate “junk fees” which could subject our business practices to even further scrutiny. While what constitutes a “junk fee” remains undefined, the category of what may be considered a junk fee is ever growing. The CFPB has called out certain ancillary products and pay-to-pay fees charged by debt collectors, and FTC issued a final rule on junk fees as unfair and deceptive fees. These efforts, in conjunction with the New York Junk Fee Prevention Act passed in February 2024, signal that the “junk fee” initiative is likely to continue to broaden in scope. We may be subject to scrutiny should the “junk fee” initiative expand to include fees directly associated with consumer lending products.

Moreover, the CFPB has issued several interpretive statements and guidance documents that could impact our business practices including, but not limited to, a September 2023 circular on compliance obligations under the Equal Credit Opportunity Act (“ECOA”) for companies that rely on complex algorithms when making credit decisions and the fall 2023 statements on junk fees and, with the DOJ, on fair lending for non-citizens. The CFPB also issued an interpretive rule expanding states’ authority to enforce requirements of federal consumer financial laws, including the ECOA. State regulators have also increased the level of regulatory scrutiny on financial technology companies and the bank partnership model. For example, the State of Maryland initiated an enforcement action against a financial technology company and its bank partner for unlicensed lending within the state because the bank partner did not hold a Maryland license or qualify for an exemption from such license. Colorado opted out of the federal law that allows out-of-state, state-chartered banks to export their rates to Colorado. At least three additional states have followed Colorado and proposed legislation to end the rate exportation in their states allowed under federal law for out-of-state, state-chartered banks. In addition, increased scrutiny of bank partnership arrangements continues, as states codify laws to determine who is the true lender for certain loans with the goal of regulating either the non-bank partner or limiting the rate that can be charged and/or collected. Moreover, the OCC, FDIC, and the Board of Governors of the Federal Reserve System issued joint guidance indicating they intend to use

Upstart Holdings, Inc.
their supervisory authority (i.e. exams) to review bank third-party relationships with financial technology companies including a review of third-party business practices that could pose a risk of potential consumer harm that could impact the safety and soundness of the banks subject to agency supervision. The agencies have also issued statements on the topic. Should the agencies examine or issue consent orders against any of our lending partners, such actions may involve a review of our business practices to determine whether they pose a risk to the safety and soundness of those lending partners.

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

Our success depends in part on our loan servicing and collection efforts. In the three months ended March 31, 2024, 27% of our revenue was generated from loan servicing fees. The vast majority of Upstart-powered loans are not secured by any collateral, guaranteed or insured by any third party or backed by any governmental authority. As a result, we are limited in our ability to collect on such loans on behalf of our lending partners and institutional investors if a borrower is unwilling or unable to repay them. Where the loan is secured by an automobile, we could still be limited in our ability to collect on the loan if we cannot secure the automobile. The ability to collect on the loans is largely dependent on the borrower’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including, but not limited to, unemployment, divorce, death, illness, bankruptcy or the economic or social factors beyond personal circumstances of a borrower. In addition, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. It is possible that a higher percentage of consumers will seek protection under bankruptcy or debtor relief laws as a result of the current inflationary environment, the possibility of a recession and market volatility. Federal, state, or other restrictions could impair our ability to collect amounts owed and due on the loans facilitated through our marketplace, reduce income received from the loans facilitated through our marketplace, or negatively affect our business, financial condition and results of operations.

We began conducting first-party collection activities for our lending partners in the fourth quarter of 2022 for loans facilitated through our marketplace. We have no prior experience conducting first-party or in-house collection activities, and we cannot be certain that we will be able to effectively manage risks associated with such activities. In addition to first-party collection activities, we partner with third-party collection agencies for loans we service for our lending partners. If such third-party collection agencies do not perform as expected under our agreements with them or if we or these collection agents act unprofessionally and otherwise harm the user experience for borrowers of Upstart-powered loans, our brand and reputation could be harmed and our ability to attract potential borrowers to our marketplace could be negatively impacted. For example, during periods of increased delinquencies caused by economic downturns or otherwise, it is important that we and the collection agents are proactive and consistent in contacting a borrower to bring a delinquent balance current and ultimately avoid the related loan becoming charged off. If we or the collection agents are unable to maintain a high quality of service, or fulfill the servicing obligations at all due to resource constraints, it could result in increased delinquencies

Upstart Holdings, Inc.
and charge-offs on the loans, which could decrease fees payable to us, cause our lending partners to decrease the volume of Upstart-powered loans kept on their balance sheets, erode trust in our lending marketplace or increase the costs of loan funding for our marketplace. If we fail to successfully address any of the foregoing risks associated with our collection activities, our business, financial condition and results of operations could be adversely affected.

We are the loan servicer for most loans facilitated through our marketplace, including the loans that are sold as part of whole loan sales, contributed to asset-backed securitizations and pass-through certificate transactions, and pledged in connection with warehouse credit facilities. Loan servicing is a highly manual process and an intensely regulated activity. Errors in our servicing activities, including payment collection and charge-off processes, or failures to comply with our servicing obligations, have in the past and could in the future affect our internal and external reporting of the loans that we service, adversely affect our business and reputation and expose us to liability to borrowers, lending partners or institutional investors. In addition, we charge our loan holders a fixed percentage servicing fee based on the outstanding balance of loans serviced. If we fail to efficiently service or collect on such loans and the costs incurred exceed the servicing fee charged, our results of operations would be adversely affected. Moreover, the laws and regulations governing these activities are subject to change. For institutional investors that are statutory trusts, there is now additional risk based on a court decision in the United States Court of Appeals for the Third Circuit, where the CFPB recently obtained a favorable decision that it has enforcement authority over these trusts when the trusts engage in providing financial products or services, such as collecting on delinquent debts. Overall, if we are unable to comply with such laws and regulations governing servicing activities, we could lose one or more of our licenses or authorizations, become subject to greater scrutiny by regulatory agencies or become subject to sanctions or litigation, which may have an adverse effect on our ability to perform our servicing obligations or make our marketplace available to borrowers in particular states. Any of the foregoing could adversely affect our business, financial condition and results of operations.

While auto loans issued through our lending marketplace are secured by collateral, auto loans are inherently risky, as they are often secured by assets that may be difficult to locate and can depreciate rapidly. We generally begin the repossession process for auto loans that become 60 days past due. We have engaged a third-party auto repossession vendor to handle all repossession activity. Following a repossession, if a borrower fails to redeem their vehicle or reinstate their loan agreement, the repossessed vehicle is sold at an auction and the proceeds are applied to the unpaid balance of the loan and related expenses. If the proceeds do not cover the unpaid balance of the loan and any related expenses and we are unable to recover the deficiency balance from the borrower, where permitted, the deficiency would be charged-off. Further, if a vehicle cannot be located, repossession and sale of the vehicle would not be possible and the outstanding loan balance may not be recovered. A significant number of delinquencies and charge-offs could decrease fees collectable by us, cause our lending partners to reduce loan originations, erode trust in our lending marketplace and increase the costs of loan funding for our marketplace.

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

Upstart Holdings, Inc.
In addition, lending partners and institutional investors may find it desirable to partner with competitors that are able to offer them a broader array of credit products than we do. In order to preserve and expand our relationships with our existing lending partners and institutional investors, and enter into new lending partnerships and arrangements with institutional investors, it may become important for us to be able to offer a wider variety of products than we currently provide. We are also susceptible to competitors that may intentionally underprice their loan products, even if such pricing practices lead to losses. Such practices by competitors would negatively affect the overall demand for loans facilitated through our marketplace.

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

Our sales and onboarding process with new lending partners can be long, vary widely and generally takes approximately two to twelve months. As a result, revenues and results of operations may vary significantly from period to period. Prospective lending partners are often cautious in making decisions to implement our platform and related services because of the risk management alignment and regulatory uncertainties related to their use of our AI models, including their oversight, model governance and fair lending compliance obligations associated with using such models. In addition, prospective lending partners undertake an extensive diligence review of our platform, compliance and servicing activities before choosing to partner with us. Further, the implementation of our AI lending models often involve shifts by the lending partner to a new software platform or changes in their operational procedures, which may involve significant time and expense to implement. Delays in onboarding new lending partners can also arise while prospective lending partners complete their internal procedures to approve expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which new lending partners will begin using our platform and the volume of fees we will receive, which can lead to fluctuations in our revenues and results of operations.

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

Upstart Holdings, Inc.
We cannot be sure that we will be able to develop, commercially market and achieve market acceptance of any new products and services. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually derived from these new products and services. It is also possible that such investment of resources may need to be delayed or deferred, as was the case with respect to the small business loan product when we decided to suspend its development in January 2023 due to the adverse macroeconomic conditions affecting our business at that time. We may also have difficulty with securing adequate loan funding, either from lending partners or from institutional investors, for new loan products and services, and if we are unable to do so, our ability to develop and grow these new offerings and services will be impaired. If the profile of borrowers using any new products and services is different from that of those currently served by the existing loan products offered on our marketplace, our AI models may not be able to accurately evaluate the credit risk of such borrowers, and we may not be able to obtain loan funding for new products and services on commercially reasonable terms, or at all. Moreover, it is possible that a new product in its development stage has a higher level of delinquencies or defaults than a more established product as our AI models calibrate to a potentially different set of data. Failure to accurately predict demand or growth with respect to our new products and services could have an adverse impact on our reputation and business, and there is always risk that new products and services will be unprofitable, will increase our costs, decrease operating margins or take longer than anticipated to achieve target margins. In addition, any new products or services may raise new and potentially complex regulatory compliance obligations, which would increase our costs and may cause us to change our business in unexpected ways. Further, our development efforts with respect to these initiatives could distract management from current operations and will divert capital and other resources from our existing business. If we are unable to effectively manage the foregoing risks, our growth prospects, business, financial condition and results of operations could be adversely affected.

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

Upstart Holdings, Inc.
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

Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated. We are subject to the risk of fraudulent activity associated with borrowers and third parties handling borrower information and, in limited situations, we cover certain fraud losses of our lending partners and institutional investors. For example, in the third quarter of 2021 and the first quarter of 2022, we experienced temporary increases in fraudulent activity. Fraud rates could also increase in a down-cycle economy. We have experienced employee misconduct in the past and continue to be subject to risk of fraudulent activity associated with our own employees. We use several identity and fraud detection tools, including tools provided by third-party vendors and our proprietary AI models, to predict and otherwise validate or authenticate applicant-reported data and data derived from third-party sources. If such efforts are insufficient to accurately detect and prevent fraud, the level of fraud-related losses of Upstart-powered loans could increase, which would decrease confidence in our AI lending marketplace. It is also possible that fraud perpetrators target our marketplace because of the high degree of automation in our credit decision process where borrowers can be approved instantly. In addition, our lending partners, institutional investors or we may not be able to recover amounts disbursed on loans made in connection with inaccurate statements, omissions of fact or fraud, which could erode the trust in our brand and negatively impact our ability to attract new lending partners and institutional investors to our marketplace.

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

Upstart Holdings, Inc.
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

Furthermore, we have reduced our workforce in the past and may further reduce our workforce in the future to lower our operating costs and streamline operations. These reductions in our workforce may adversely affect employee morale, our culture and our ability to attract and retain personnel who are critical to our business. It may also negatively impact our ability to pursue new initiatives due to insufficient resources and personnel. We may be unsuccessful in distributing duties and obligations of impacted employees among the remaining employees. We also may not realize the anticipated benefits and cost savings and may suffer unintended consequences, such as the loss of institutional knowledge, higher than expected employee turnover and significant disruptions in our day-to-day operations. If we are unable to realize the expected operational efficiencies or cost savings from the reductions in our workforce, or if we experience significant adverse consequences as a result, our business, financial conditions and results of operations may be adversely affected.

If we fail to effectively manage the fluctuations in our business, our business, financial condition and results of operations could be adversely affected.

Our growth in the past placed significant demands on our management, processes and operational, technological and financial resources. Economic headwinds in recent years led to us announcing reductions in our workforce which were intended to help us achieve a more cost-efficient organization. These fluctuations in the momentum of our business challenge our ability to manage our growth effectively and to integrate new employees and technologies into our existing business. Our success as a business continues to require us to retain, attract, train, motivate and manage employees and invest strategically to refine our operational, technological and financial infrastructure. See also the risk factor titled “—We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain and motivate our personnel, our business, financial condition and results of operations could be adversely affected.” As part of that effort and from time to time, we rely on temporary independent contractor programs to scale our operations team. Failure to effectively implement and manage such programs could result in misclassification or other employment related claims or inquiries by governmental agencies. Continued fluctuations in the momentum of our business will strain our ability to develop and improve our operational policies and procedures, AI models and technology, disclosure controls and procedures, internal control over financial reporting, management oversight, loan funding and relationships with borrowers, lending partners and institutional investors. For example, there are certain aspects of our information technology and our operations, such as servicing activities, that have required, and still require, manual processes which are prone to errors and that we have not yet fully automated with new technologies. Some of the foregoing factors, like the manual processes, have negatively affected, and could continue to negatively affect, our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

We rely on our proprietary AI models, which are statistical models built using a variety of data-sets. Our AI models rely on a wide variety of data sources, including data collected from applicants and borrowers, credit bureau data, and our credit experience gained through monitoring the payment performance of borrowers over time. Under our agreements with our lending partners, we receive licenses to use data collected from loan applicants and borrowers. The CFPB has proposed rules on “open banking” and who qualifies as a credit reporting agency that would give consumers certain rights in deciding how companies like us can use their personal financial data, and also proposed additional restrictions and requirements on companies that use such data. If we are unable to access and use data collected from applicants and borrowers, data received from credit bureaus, repayment data collected as part of our loan servicing activities, or any other data for our AI models, or our access to such data is limited, our ability to accurately evaluate potential borrowers, detect fraud and verify applicant data would be compromised. Any of the foregoing could negatively impact the accuracy of our pricing decisions, the degree of automation in our loan application process and the volume of loans facilitated on our marketplace.

Third-party data sources on which we rely include the consumer reporting agencies regulated by the CFPB and other alternative data sources. Such data is electronically obtained from third parties and used in our AI models to price applicants and in our fraud models to verify the accuracy of applicant-reported information. Data from national credit bureaus and other consumer reporting agencies, as well as other information that we receive from third parties about an applicant or borrower, may be inaccurate or may not accurately reflect the applicant or borrower’s creditworthiness for a variety of reasons, including inaccurate reporting by creditors to the credit bureaus, errors, staleness or incompleteness. For example, loan applicants’ credit scores may not reflect such applicants’ actual creditworthiness because the credit scores may be based on outdated, incomplete or inaccurate consumer reporting data, including, as a consequence of us utilizing credit reports for a specific period of time after issuance before such reports are deemed to be outdated. Similarly, the data taken from an applicant’s credit report may also be based on outdated, incomplete or inaccurate consumer reporting data. Although regulatory protections, such as ECOA and the Fair Credit Reporting Act, are in place to afford consumers the right to dispute inaccuracies and despite the fact that we use numerous third-party data sources and multiple credit factors within our proprietary models, which helps mitigate this risk, it does not eliminate the risk of an inaccurate individual report.

Upstart Holdings, Inc.
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

In our asset-backed securitizations, pass-through certificate transactions, warehouse credit facilities and whole loan sale arrangements, we make numerous representations and warranties concerning the characteristics of the Upstart-powered loans sold and transferred in connection with such transactions, including representations and warranties that the loans meet the eligibility requirements of those facilities and of institutional investors. If those representations and warranties were not accurate when made and are not timely cured or incurable, we may be required to repurchase the underlying loans. Failure to repurchase such loans could constitute a default, an event of default or termination event under the agreements governing our various arrangements or transactions and could require us to indemnify certain financing parties. Through March 31, 2024, the number of repurchased Upstart-powered loans as a result of inaccurate representations and warranties represents less than 1% of all Upstart-powered loans. While only a small number of Upstart-powered loans have been historically repurchased by us, there can be no assurance that we would have adequate cash or other qualifying assets available to make such repurchases if and when required. Such repurchases could be limited in scope, relating to small pools of loans, or significant in scope, across multiple pools of loans. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, our business, financial condition and results of operations could be adversely affected. In addition, a high volume of repurchases due to a breach of such representations and warranties could have an adverse impact on our reputation as a loan seller and servicer.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

We rely on strategic relationships with loan aggregators to attract applicants to our marketplace, and if we cannot maintain effective relationships with loan aggregators or successfully replace their services, our business could be adversely affected.

A significant number of consumers that apply for a loan on Upstart.com learn about and access Upstart.com through the websites of loan aggregators, typically with hyperlinks from such loan aggregators’ websites to landing pages on our website. While we are continuing to expand our direct acquisition channels, we anticipate that we will continue to depend in significant part on relationships with loan aggregators to maintain and grow our business. For example, a significant amount of our loan originations was derived from traffic from Credit Karma, one of the loan aggregators with whom we partner. The loan aggregators, including Credit Karma, are not required to display offers from our lending partners on their websites nor are they prohibited from working with our competitors or adding our competitors to their platforms. If traffic from Credit Karma or other loan aggregators decreases in the future for any reason or if the loan aggregators implement policies that would adversely impact our business, our loan originations and results of operations would be adversely affected. There is also no assurance that Credit Karma or other loan aggregators will continue to partner with us on commercially reasonable terms or at all. Our competitors may be effective in providing incentives to loan aggregators to favor their products or services or in reducing the volume of loans facilitated through our marketplace. Loan aggregators may not perform as expected under our agreements with them, and we may have disagreements or disputes with them, which could adversely affect our brand and reputation. If we cannot successfully enter into and maintain effective strategic relationships with loan aggregators, our business could be adversely affected.

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

When establishing the interest rates and structures (and the amounts and structures of certain fees constituting interest under federal banking law, such as origination fees, late fees and non-sufficient funds fees) that are charged to borrowers on loans originated on our marketplace, our lending partners rely on certain authority under federal law to export the interest rate requirements of each lending partner’s home state. Further, we, our securitization vehicles and our institutional investors that purchase Upstart-powered loans originated by our lending partners rely on the ability, as subsequent holders of the loans, to continue charging the interest rates and fee structures and enforce other contractual terms agreed to between the lending partners and the borrowers, as permitted under federal banking laws. The current maximum annual percentage rate of the loans facilitated through our marketplace is 35.99%. In some states, the interest rates of certain Upstart-powered loans exceed the maximum interest rate permitted for consumer loans applicable to non-bank lenders to borrowers residing in, or that have nexus to, such states. Several states have also introduced legislation to prevent state-chartered banks from exporting their higher interest rates into the states choosing to opt out of the federal law that allows this practice. In addition, the rate structures for Upstart-powered loans may not be permissible in all states for non-bank purchasers and/or the amount or structures of certain fees charged in connection with Upstart-powered loans may not be permissible in all states for non-bank purchasers. Furthermore, other states have proposed or enacted additional limitations on interest rates and fees, such as laws in Illinois, Maine and New Mexico that cap interest rates on certain loans at an “all-in” 36% APR.

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

In Madden v. Midland Funding, LLC, 786 F.3d 246 (2d Cir. 2015), cert. denied, 136 S.Ct. 2505 (June 27, 2016), for example, the United States Court of Appeals for the Second Circuit held that the non-bank purchaser of defaulted credit card debt could not rely on preemption standards under the National Bank Act applicable to the originator of such debt in defense of usury claims. The Madden case addressed circumstances under which a defaulted extension of credit under a consumer credit card account was assigned, following default, to a non-bank debt buyer that then attempted to collect the loan and to continue charging interest at the contracted-for rate. The debtor filed a suit claiming, among other claims, that the rate charged by the non-bank collection entity exceeded the usury rates allowable for such entities under New York usury law. Reversing a lower court decision, the Second Circuit held that preemption standards under the National Bank Act applicable to the bank that issued the credit card were not available to the non-bank debt buyer as a defense to usury claims. Following denial of a petition for rehearing by the Second Circuit, the defendant sought review by the United States Supreme Court. The Supreme Court denied certiorari on June 27, 2016, and therefore, the Second Circuit’s decision remains binding on federal courts in the Second Circuit (which include all federal courts in New York, Connecticut, and Vermont). Upon remand to the District Court for consideration of additional issues, the parties settled the matter in 2019.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart-powered loans are originated in reliance on the fact that our lending partners are the “true lenders” for such loans. That true lender status determines various Upstart-powered loan program details, and Upstart-powered loans may involve interest rates and structures (and certain fees and fees structures) permissible at origination only because the loan terms and lending practices are permissible only when the lender is a bank or credit union, and/or the disclosures provided to borrowers would be accurate and compliant only if the lender is a bank or credit union. Because the loans facilitated by our marketplace are originated by our lending partners, many state consumer financial regulatory requirements, including usury restrictions (other than the restrictions of the state in which a lending partner originating a particular loan is located) and many licensing requirements and substantive requirements under state consumer credit laws, are treated as inapplicable based on principles of federal preemption or express exemptions provided in relevant state laws for certain types of financial institutions or loans they originate.

Certain recent litigation and regulatory enforcement has challenged, or is currently challenging, the characterization of bank partners as the “true lender” in connection with programs involving origination and/or servicing relationships between a bank partner and non-bank lending platform or program manager. As noted above, the Colorado Administrator has entered into a settlement agreement with certain banks and non-banks that addresses this true lender issue, such settlement to end in 2025 or under the change to Colorado law to prohibit rate exportation to the state. Specifically, the settlement agreement sets forth a safe harbor indicating that a bank is the true lender if certain specific terms and conditions are met. However, other states could also bring lawsuits based on these types of relationships. For example, in June 2020, the Washington, DC Attorney General filed a lawsuit against online lender Elevate for allegedly deceptively marketing high-cost loans with interest rates above the Washington, DC usury cap. The usury claim is based on an allegation that Elevate, which was not licensed in Washington, DC, and not its partner bank, originated these loans, and was therefore in violation of the state’s usury laws. This case ultimately settled, with Elevate agreeing to charge rates only up to 24% and to refund consumers who were charged rates over what is allowed under Washington, DC law. A similar complaint against an online lender, Opportunity Financial, LLC (“OppFi”), was filed in early 2021, alleging that it rather than a bank originated these loans and the loans were therefore in violation of Washington, DC usury laws. The parties settled this case in November 2021, but OppFi faced similar allegations in a lawsuit it proactively filed in California to stop the state from enforcing state regulations against it. Also in April 2021, the Maryland Office of the Commissioner of Financial Regulation also alleged in the context of a civil suit that a state-chartered bank and its fintech partners engaged in a bank partnership program that violated various Maryland licensing and credit statutes. The case is still pending for administrative adjudication. In June 2021, a putative class action lawsuit was filed against the online lender Marlette Funding LLC in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that the company, doing business as Best Egg, was the true lender of usurious loans, with a rate of interest far in excess of the 6% rate permitted to be charged in Pennsylvania by unlicensed non-banks, originated through a partnership with Cross River Bank (Case

Upstart Holdings, Inc.
No. 21-CV-985). Furthermore, in April 2022, OppFi filed a lawsuit against the California Department of Financial Protection and Innovation in Los Angeles Superior Court, to challenge the Department’s application of California usury caps to loans originated on OppFi’s online platform. OppFi argued that the Department was applying a “true lender” test to several loans to California residents that exceeded the applicable California usury limit for small dollar loans, even though such test does not exist in California law. While OppFi received a favorable decision in October 2023 that denied California’s motion for preliminary injunction, in California and other states, there is an ongoing risk that government agencies and private plaintiffs will seek to challenge these types of relationships that are similar to our business model.

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

While we have taken steps to comply with the safe harbor in the Colorado settlement and other laws, regulations and guidance, we, lending partners, institutional investors, securitization vehicles and other similarly situated parties could become subject to challenges like those presented by the Colorado settlement and, if so, we could face penalties and/or Upstart-powered loans may be void, voidable or otherwise impaired in a manner that may have adverse effects on our operations (directly, or as a result of adverse impact on our relationships with our lending partners, institutional investors or other commercial counterparties). There have been no formal proceedings against us or indication of any proceedings against us to date, but there can be no assurance that the Colorado Administrator or any other regulator will not make assertions similar to those made in its present actions with respect to the loans facilitated by our marketplace in the future. There are also eight other states that currently have or have proposed “true lender” tests, and we, lending partners, institutional investors, securitization vehicles and other similarly situated parties are or could become subject to them.

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

Upstart Holdings, Inc.
RISKS RELATED TO OUR REGULATORY ENVIRONMENT

Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.

In the ordinary course of business, we have been named as a defendant in various legal actions, including class action lawsuits and other litigation. Generally, this litigation arises from the dissatisfaction of a consumer with the products or services offered on our marketplace; some of this litigation, however, has arisen from other matters, including claims of violation of laws related to credit reporting, collections and do-not-call. All such legal actions are inherently unpredictable and, regardless of the merits of the claims, litigation is often expensive, time-consuming, disruptive to our operations and resources, and distracting to management. In addition, certain actions may include claims for indeterminate amounts of damages. Our involvement in any such matter also could cause significant harm to our or our lending partners’ reputations and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. If resolved against us, legal actions could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
We may not always have been, and may not always be, in compliance with these and other applicable laws, regulations and rules. And while compliance with these requirements is a business priority for us, it is also costly, time-consuming and limits our operational flexibility. Additionally, Congress, the states and regulatory agencies, as well as local municipalities, could further regulate the consumer financial services industry in ways that make it more difficult or costly for us to offer our AI lending marketplace and related services or facilitate the origination of loans for our lending partners. These laws also are often subject to changes that could severely limit the operations of our business model. Further, changes in the regulatory application or judicial interpretation of the laws and regulations applicable to financial institutions also could impact the manner in which we conduct our business. The regulatory environment in which financial institutions operate has become increasingly complex, and following the financial crisis that began in 2008, supervisory efforts to apply relevant laws, regulations and policies have become more intense. Additionally, states are increasingly introducing and, in some cases, passing laws that restrict interest rates and APRs on loans similar to the loans made on our marketplace. For example, Illinois, Maine and New Mexico enacted laws that cap interest rates on certain loans at an “all-in” 36% APR. In addition, certain states have proposed or enacted legislation that would end the rate exportation in their states by out-of-state, state-chartered banks. Colorado was the first state to enact such legislation since Iowa, and other states have proposed similar legislation. Further, in late 2020, California created a “mini-CFPB,” which could increase its oversight over bank partnership relationships and strengthen state consumer protection authority of state regulators to police debt collections and unfair, deceptive or abusive acts and practices. Voter referendums also have been introduced and, in some cases, passed, restrictions on interest rates and/or APRs. If such legislation or bills were to be propagated, or state or federal regulators seek to restrict regulated financial institutions such as our lending partners from engaging in business with Upstart in certain ways, our lending partners’ ability to originate loans in certain states could be greatly reduced, and as a result, our business, financial condition and results of operations would be adversely affected.

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

Upstart Holdings, Inc.
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

There continues to be uncertainty about the future of the CFPB and as to how its strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. This uncertainty is increased in light of the fact that the new director of the CFPB has new examination and enforcement priorities, including safeguarding against algorithmic bias. In February 2024, the CFPB published a decision and order in a supervisory designation proceeding against a non-bank installment lender that officially established the CFPB’s supervisory authority over such lenders due to the risk the non-bank lender posed to consumers. The CFPB opined that risk does not need to be based on a violation of law. If the CFPB decides

Upstart Holdings, Inc.
to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. See the risk factor titled “—Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations” for more information.

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

Upstart Holdings, Inc.
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

The regulatory framework for artificial intelligence and machine learning technology is evolving and remains uncertain. For example, in April 2023, the FTC, DOJ, EEOC and CFPB released a joint statement on potential “threats” posed by artificial intelligence, such as contributing to discriminatory outcomes. Additionally, the CFPB published statements in May 2022 and September 2023 on the applicability of ECOA to artificial intelligence and machine learning underwriting models when generating adverse action notices. There is also a significant amount of proposed legislation at the state and federal levels on artificial intelligence governance and oversight. However, the language of the primary fair lending regulation (i.e. ECOA) remains unaltered. Therefore, it is possible that new laws and regulations will be adopted in the United States, or existing laws and regulations may be interpreted in new ways, that would affect the operation of our marketplace and the way in which we use artificial intelligence and machine learning technology, including with respect to fair lending laws. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
Under our warehouse credit facility for unsecured personal loans (the “ULT Warehouse Credit Facility”), we may borrow from an aggregate of $250.0 million financing capacity, $75.0 million of which is available to us at the discretion of the lender, until the earlier of June 2025 and an accelerated amortization event. Any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity in June 2026. As of March 31, 2024, the amount borrowed under the ULT Warehouse Credit Facility was $247.1 million, and $351.8 million of aggregated fair value of loans purchased were pledged as collateral. Under our warehouse facility for auto loans (the “UAWT Warehouse Credit Facility”), we may borrow up to $200 million until June 14, 2024, and any outstanding principal, together with any accrued and unpaid interest, are due and payable by the warehouse trust special purpose entity twelve months after the determined amortization date. As of March 31, 2024, the amount borrowed under the UAWT Warehouse Credit Facility was $104.4 million, and $229.8 million of aggregated fair value of loans purchased were pledged as collateral.

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

Upstart Holdings, Inc.
RISKS RELATED TO TAXES

Our ability to use our deferred tax assets to offset future taxable income may be subject to certain limitations, which may have a material impact on our result of operations.

As of March 31, 2024, a valuation allowance has been recorded to recognize only deferred tax assets that are more likely than not to be realized in the United States federal, state and local tax jurisdictions. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

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

Our amended and restated certificate of incorporation authorizes us to issue 612,194,607 shares of authorized but unissued common stock and rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 7,792,772 shares for issuance under our 2020 Equity Incentive Plan subject to adjustment in certain events. Any common stock that we issue, including under our 2020 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our common stock.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no repurchases of the Company’s common stock during the three months ended March 31, 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Upstart Holdings, Inc.
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

During the quarter ended March 31, 2024, each of the following officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company has adopted a contract, instruction or written plan for the sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) of the Exchange Act:

Name and title of officer: Sanjay Datta, Chief Financial Officer
Date of adoption: February 26, 2024
Duration of the trading arrangement: Through November 18, 2024 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 39,000 shares

Name and title of officer: Paul Gu, Chief Technology Officer
Date of adoption: February 28, 2024
Duration of the trading arrangement: Through May 31, 2025 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 670,000 shares

Name and title of officer: Scott Darling, Chief Legal Officer and Corporate Secretary
Date of adoption: February 29, 2024
Duration of the trading arrangement: Through May 30, 2025 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 257,877 shares, plus any additional shares to be received upon the vesting of restricted stock units to occur on various dates within the duration of the trading arrangement, net of shares withheld to cover tax obligations upon the vesting, plus any shares purchased under the ESPP

During the quarter ended March 31, 2024, the following officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company has terminated a contract, instruction or written plan for the sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) of the Exchange Act:

Name and title of officer: Scott Darling, Chief Legal Officer and Corporate Secretary
Date of termination: February 27, 2024
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

Upstart Holdings, Inc.
(Registrant)

Date: May 7, 2024	By:	/s/ Dave Girouard
Dave Girouard
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Sanjay Datta
Sanjay Datta
Chief Financial Officer
(Principal Financial Officer)