Form 10-Q
period 2024-06-30
Upstart Holdings, Inc.
filed 2024-08-07
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 30, 2024 there were 89,513,590 shares of the registrant’s common stock outstanding.

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

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	June 30,
	2023	2024
Assets
Cash	$368,405	$374,791
Restricted cash	99,382	185,827
Loans (at fair value)(1)	1,156,413	820,628
Property, equipment, and software, net	42,655	39,728
Operating lease right of use assets	54,694	49,144
Beneficial interest assets (at fair value)	41,012	97,804
Non-marketable equity securities	41,250	41,250
Goodwill	67,062	67,062
Other assets (includes $48,897 and $50,860 at fair value as of December 31, 2023 and June 30, 2024, respectively)	146,227	143,990
Total assets(2)	$2,017,100	$1,820,224
Liabilities and Stockholders’ Equity
Liabilities:
Payable to investors	$53,580	$65,502
Borrowings	1,040,424	912,727
Payable to securitization note holders (at fair value)	141,416	113,652
Accrued expenses and other liabilities (includes $10,510 and $16,663 at fair value as of December 31, 2023 and June 30, 2024, respectively)	84,051	77,259
Operating lease liabilities	62,324	56,374
Total liabilities(2)	1,381,795	1,225,514
Stockholders’ equity:
Common stock, $0.0001 par value; 700,000,000 shares authorized; 86,330,303 and 89,084,180 shares issued and outstanding as of December 31, 2023 and June 30, 2024, respectively	9	9
Additional paid-in capital	917,872	996,345
Accumulated deficit	(282,576)	(401,644)
Total stockholders’ equity	635,305	594,710
Total liabilities and stockholders’ equity	$2,017,100	$1,820,224
____________

(1)Includes $179.1 million and $135.1 million of loans, at fair value, contributed as collateral for the consolidated securitization as of December 31, 2023 and June 30, 2024, respectively. Refer to “Note 6. Fair Value Measurement” for details.

(2)The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by Upstart Holdings, Inc. at December 31, 2023 and June 30, 2024. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. The liabilities in the table below include liabilities for which creditors do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share data)
(Unaudited)

	December 31,	June 30,
	2023	2024
Assets
Cash	$1,603	$524
Restricted cash	23,450	61,084
Loans (at fair value)	1,147,423	803,111
Other assets (includes $5,958 and $5,123 at fair value as of December 31, 2023 and June 30, 2024, respectively)	22,917	18,136
Total assets	$1,195,393	$882,855

Liabilities
Payable to investors	$121	$14
Borrowings	387,440	258,203
Payable to securitization note holders (at fair value)	141,416	113,652
Accrued expenses and other liabilities	1,975	3,036
Total liabilities	530,952	374,905
Total net assets	$664,441	$507,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenue:
Revenue from fees, net	$143,689	$130,532	$260,830	$268,600
Interest income, interest expense, and fair value adjustments, net:
Interest income(1)	33,916	52,883	79,231	104,054
Interest expense(1)	(4,282)	(11,470)	(11,414)	(22,184)
Fair value and other adjustments(1)	(37,557)	(44,315)	(89,954)	(95,046)
Total interest income, interest expense, and fair value adjustments, net	(7,923)	(2,902)	(22,137)	(13,176)
Total revenue	135,766	127,630	238,693	255,424
Operating expenses:
Sales and marketing	23,891	32,958	55,329	68,108
Customer operations	36,797	38,684	77,387	78,092
Engineering and product development	57,974	58,453	168,045	121,544
General, administrative, and other	50,448	53,021	103,111	110,634
Total operating expenses	169,110	183,116	403,872	378,378
Loss from operations	(33,344)	(55,486)	(165,179)	(122,954)
Other income, net	5,197	1,031	7,794	3,915
Net loss before income taxes	(28,147)	(54,455)	(157,385)	(119,039)
Provision for income taxes	18	15	34	29
Net loss	$(28,165)	$(54,470)	$(157,419)	$(119,068)

Net loss per share, basic	$(0.34)	$(0.62)	$(1.91)	$(1.36)
Net loss per share, diluted	$(0.34)	$(0.62)	$(1.91)	$(1.36)
Weighted-average number of shares outstanding used in computing net loss per share, basic	83,130,638	88,435,893	82,524,403	87,733,294
Weighted-average number of shares outstanding used in computing net loss per share, diluted	83,130,638	88,435,893	82,524,403	87,733,294
____________
(1)Balances for three and six months ended June 30, 2024 include amounts related to the consolidated securitization. Refer to “Note 2. Revenue” for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2023	82,600,748	$8	$798,898	$(171,698)	$627,208
Issuance of common stock upon exercise of stock options	439,600	—	5,135	—	5,135
Issuance of common stock upon settlement of restricted stock units	771,183	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(47)	—	(1)	—	(1)
Stock-based compensation expense	—	—	33,968	—	33,968
Net loss	—	—	—	(28,165)	(28,165)
Balance as of June 30, 2023	83,811,484	$8	$838,000	$(199,863)	$638,145

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	81,259,676	$8	$714,871	$(42,444)	$672,435
Issuance of common stock upon exercise of stock options	770,693	—	6,672	—	6,672
Issuance of common stock upon settlement of restricted stock units	1,469,356	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(375)	—	(6)	—	(6)
Stock-based compensation expense	—	—	110,735	—	110,735
Issuance of common stock under employee stock purchase plan	312,134	—	5,728	—	5,728
Net loss	—	—	—	(157,419)	(157,419)
Balance as of June 30, 2023	83,811,484	$8	$838,000	$(199,863)	$638,145

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2024	87,805,393	$9	$959,963	$(347,174)	$612,798
Issuance of common stock upon exercise of stock options	269,134	—	1,015	—	1,015
Issuance of common stock upon settlement of restricted stock units	1,009,681	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(28)	—	(1)	—	(1)
Stock-based compensation expense	—	—	35,368	—	35,368
Net loss	—	—	—	(54,470)	(54,470)
Balance as of June 30, 2024	89,084,180	$9	$996,345	$(401,644)	$594,710

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	86,330,303	$9	$917,872	$(282,576)	$635,305
Issuance of common stock upon exercise of stock options	621,102	—	2,219	—	2,219
Issuance of common stock upon settlement of restricted stock units	1,934,708	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(66)	—	(2)	—	(2)
Stock-based compensation expense	—	—	71,691	—	71,691
Issuance of common stock under employee stock purchase plan	198,133	—	4,565	—	4,565
Net loss	—	—	—	(119,068)	(119,068)
Balance as of June 30, 2024	89,084,180	$9	$996,345	$(401,644)	$594,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2024
Cash flows from operating activities
Net loss	$(157,419)	$(119,068)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in fair value of loans	90,341	103,778
Change in fair value of servicing assets	10,165	8,201
Change in fair value of servicing liabilities	(1,468)	(817)
Change in fair value of beneficial interest assets	1,956	(1,067)
Change in fair value of beneficial interest liabilities	(85)	9,344
Change in fair value of other financial instruments	(2,271)	(4,316)
Stock-based compensation	106,705	69,986
Gain on loan servicing rights, net	(6,960)	(5,897)
Depreciation and amortization	10,866	10,460
Non-cash interest expense	1,533	1,541
Other	(1,917)	(6,084)
Net changes in operating assets and liabilities:
Purchases of loans held-for-sale	(1,250,346)	(1,570,013)
Proceeds from sale of loans held-for-sale	1,266,604	1,491,994
Principal payments received for loans held-for-sale	101,829	115,335
Principal payments received for loans held by consolidated securitization	—	24,714
Payments on beneficial interest liabilities	—	(2,367)
Other assets	(3,826)	5,722
Operating lease liability and right-of-use asset	1,438	(400)
Payable to investors for beneficial interest assets(1)	4,108	—
Accrued expenses and other liabilities	(29,657)	(13,129)
Net cash provided by operating activities	141,596	117,917

Cash flows from investing activities
Purchases and originations of loans held-for-investment	(83,868)	(110,941)
Principal payments received for loans held-for-investment	50,427	60,207
Principal payments received for notes receivable and repayments of residual certificates	2,996	2,681
Purchases of property and equipment	(1,150)	(721)
Capitalized software costs	(6,324)	(3,356)
Acquisition of beneficial interest assets	(26,427)	(63,246)
Proceeds from beneficial interest assets	—	1,729
Net cash used in investing activities	(64,346)	(113,647)

Cash flows from financing activities
Proceeds from borrowings	340,370	247,510
Repayments of borrowings	(397,644)	(154,999)
Principal payments made on securitization notes	—	(28,446)

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2024
Payable to investors(1)	(54,944)	17,714
Proceeds from issuance of common stock under employee stock purchase plan	5,728	4,565
Proceeds from exercise of stock options	6,672	2,219
Taxes paid related to net share settlement of equity awards	(6)	(2)
Net cash provided by (used in) financing activities	(99,824)	88,561
Change in cash and restricted cash	(22,574)	92,831
Cash and restricted cash
Cash and restricted cash at beginning of period	532,467	467,787
Cash and restricted cash at end of period	$509,893	$560,618

Supplemental disclosures of cash flow information
Cash paid for interest	$12,240	$24,510
Cash (received) paid for income taxes, net	(989)	213

Supplemental disclosures of non-cash investing and financing activities
Beneficial interests obtained in connection with loan sale	$—	$13,555
Beneficial interest assets included in payable to investors	4,108	—
Settlement of borrowings in connection with loan sale	—	221,749
Issuance of line of credit receivable	—	(8,261)
Capitalized stock-based compensation expense	4,030	1,705
____________
(1) During the second quarter of 2024, the Company elected to change the presentation of changes in the payable to investors balance on the condensed consolidated statement of cash flows, refer to “Note 1. Description of Business and Significant Accounting Policies” for further details.

The following presents cash and restricted cash by category within the unaudited condensed consolidated balance sheets:

	December 31,	June 30,
	2023	2024
Cash	$368,405	$374,791
Restricted cash	99,382	185,827
Total cash and restricted cash	$467,787	$560,618

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
Reclassifications

During the second quarter of 2024, the Company elected to change its presentation of changes in the payable to investors balance on the condensed consolidated statement of cash flows. Payable to investors balance consists of a) liabilities associated with fiduciary cash that is temporarily held by the Company on behalf of our institutional investors and is presented within restricted cash on the condensed consolidated balance sheets; and b) cash payable to investors for acquisitions or settlements of beneficial interests. Under the new presentation, the portion of the payable to investors balance related to fiduciary cash is reclassified from operating to financing activities within the condensed consolidated statement of cash flows. There is no change in the presentation for the change in the payable to investors balance related to acquisition and settlements of beneficial interests. Comparative amounts have been reclassified to conform to the current period presentation. The following table present the effects of the changes in presentation within the condensed consolidated statements of cash flows:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Six Months Ended June 30, 2023
	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities
Payable to investors	$(50,836)	$50,836	$—
Payable to investors for beneficial interest assets	—	4,108	4,108
Net cash provided by operating activities	86,652	54,944	141,596

Cash flows from financing activities
Payable to investors(1)	—	(54,944)	(54,944)
Net cash used in financing activities	$(44,880)	$(54,944)	$(99,824)
____________
(1) Related to liabilities associated with fiduciary cash that is temporarily held by the Company on behalf of our institutional investors.

The reclassification had no impact on the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss or condensed consolidated statements of shareholders’ equity.

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
Fair Value Measurement

During the six months ended June 30, 2024, the Company elected the fair value option on the line of credit receivable issued to a third-party, and classified as a Level 3 investment within the fair value hierarchy. Refer to “Note 6. Fair Value Measurement” for further information.
Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting standards during the six months ended June 30, 2024.

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

 2.    Revenue
Revenue from Fees, Net

The Company disaggregates revenue from fees by type of service for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenue from fees, net:
Platform and referral fees, net	$105,765	$98,595	$183,422	$202,454
Servicing and other fees, net	37,924	31,937	77,408	66,146
Total revenue from fees, net	$143,689	$130,532	$260,830	$268,600

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

After origination, Upstart-powered loans are either retained by lending partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans not retained by the lending partners, the Company pays the lending partners a one-time loan premium fee upon completion of the minimum contractual holding period and a monthly loan trailing fee based on the amount and timing of principal and interest payments made by the borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers, which are our lending partners, and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the condensed consolidated statements of operations and comprehensive loss. The Company recognized $2.0 million and $3.4 million of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net during the three and six months ended June 30, 2023, respectively and $2.2 million and $4.4 million during the three and six months ended June 30, 2024, respectively.

As of December 31, 2023 and June 30, 2024, the Company recognized $4.3 million and $4.2 million of loan trailing fee liabilities, respectively, which is recorded at fair value and included within accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets. Refer to “Note 6. Fair Value Measurement” for additional information on changes in fair value associated with trailing fee liabilities.

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

Platform and referral services are typically provided under a fixed or variable price per unit based on a percentage of the value of loans originated each period with certain lending partners subject to minimum fees; however, pricing for these services may also be based on usage fees, calculated as a percentage of each loan originated. The nature of the Company’s promise is to stand-ready and provide continuous access to and process transactions through the platform. Platform and referral fees represent variable consideration as loan origination volume is not known at contract inception. These fees are determined each time a loan is originated. Fees for platform and referral services are typically billed and paid on a monthly basis. As such, the Company’s contracts with customers do not include a significant financing component.

Auto Dealerships. The Company enters into subscription agreements with auto dealerships to access Upstart Auto Retail software, a cloud-based solution that facilitates dealership operations and enables them to provide consumers with access to Upstart-powered auto loans. Subscription agreements generally have a contractual term of one to six months with evergreen monthly renewals. The Company bills customers on a monthly basis. Subscription fees are recognized over the contract term as the performance obligation is satisfied, and is included within platform and referral fees, net in the condensed consolidated statements of operations and comprehensive loss. The Company recognized immaterial amounts of subscription fee revenue for the three and six months ended

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

June 30, 2023 and an immaterial amount and $2.7 million of subscription fee revenue for the three and six months ended June 30, 2024, respectively.

The Company had $19.5 million and $18.1 million of accounts receivable that are included in other assets on the condensed consolidated balance sheets related to contracts with customers as of December 31, 2023 and June 30, 2024, respectively. The standard payment terms on accounts receivable are 30 days. The Company’s allowance for bad debt and bad debt expense were immaterial for the periods presented.

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to employees in connection with the acquisition of lending partners. Capitalized costs are amortized over the expected period of benefit, which we have determined, based on an analysis, to be three years. The Company applies the practical expedient to expense costs to obtain contracts with customers if the amortization period is one year or less. As of December 31, 2023 and June 30, 2024, the Company had $2.7 million and $2.6 million of contract costs, respectively, capitalized within other assets on the condensed consolidated balance sheets. The Company amortized immaterial amounts of capitalized contracts costs to sales and marketing in the condensed consolidated statements of operations and comprehensive loss for the periods presented.

Customers accounting for greater than 10% of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Customer A	27%	35%	28%	37%
Customer B	33%	25%	31%	25%
Customer C	11%	10%	11%	10%

Customers accounting for greater than 10% of accounts receivable were as follows:

	December 31,	June 30,
	2023	2024
Customer D	*	13%
Customer B	11%	11%
Customer C	15%	*
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

The following table presents the components of servicing and other fees, net as part of revenue from fees, net in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Servicing fees	$27,970	$21,951	$56,498	$45,193
Borrower fees	6,904	6,356	14,641	13,515
Collection agency fees	3,752	4,117	7,668	8,713
Other fees	45	115	338	213
Net loss on servicing rights and fair value adjustments	(747)	(602)	(1,737)	(1,488)
Total servicing and other fees, net	$37,924	$31,937	$77,408	$66,146
Interest Income, Interest Expense, and Fair Value Adjustments, Net

Interest income, interest expense, and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments, held in the Company’s normal course of business at fair value, including loans, derivatives, beneficial interests, notes receivable and residual certificates, trailing fee liabilities, payable to securitization note holders, and line of credit receivable.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents components of the interest income, interest expense, and fair value adjustments, net presented in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Interest income(1)	$33,916	$52,883	$79,231	$104,054
Interest expense(1)	(4,282)	(11,470)	(11,414)	(22,184)
Fair value and other adjustments, net:
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net(1)	(24,154)	(31,949)	(68,698)	(61,542)
Realized loss on sale of loans, net	(11,447)	(4,511)	(19,300)	(11,615)
Fair value adjustments and realized losses on beneficial interests, net	(1,956)	(7,855)	(1,956)	(21,889)
Total fair value and other adjustments, net	(37,557)	(44,315)	(89,954)	(95,046)
Total interest income, interest expense, and fair value adjustments, net	$(7,923)	$(2,902)	$(22,137)	$(13,176)
__________
(1) Includes interest income, interest expense and unrealized loss on loans, loan charge-offs, and other fair value adjustments, net related to the consolidated securitization as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Interest income, interest expense, and fair value adjustments, net related to consolidated securitization:
Interest income	$—	$7,714	$—	$16,338
Interest expense	—	(2,514)	—	(5,274)
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net	—	(9,266)	—	(19,917)
Total interest income, interest expense, and fair value adjustments, net	$—	$(4,066)	$—	$(8,853)
Interest Income

Interest income is recognized based on the terms of the underlying agreements with borrowers for loans and line of credit receivable held on the Company’s condensed consolidated balance sheets and is earned over the life of a loan or a line of credit receivable.

Interest income also includes accrued interest earned on outstanding loans and line of credit receivable but not collected. Loans and line of credit receivable that have reached a delinquency of over 120 days are classified as non-accrual status and any accrued interest recorded in relation to these loans is reversed in the respective period. The Company does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2023 and June 30, 2024, the Company has recorded $14.2 million and $9.1 million of accrued interest income in loans on the condensed consolidated balance sheets, respectively. Accrued interest income on the line of credit receivable was immaterial as of June 30, 2024.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Interest Expense

Interest expense is primarily related to interest recorded on the Company’s borrowings on warehouse credit facilities and interest expense related to the consolidated securitization. Interest expense includes accrued interest incurred but not paid. Accrued interest expenses were immaterial as of December 31, 2023 and June 30, 2024. Interest expense also includes changes in fair value of the interest rate caps. Refer to “Note 4. Derivative Financial Instruments” for additional information.
Fair Value and Other Adjustments, Net

Fair value and other adjustments, net include changes in fair value of financial instruments, other than loan servicing assets and liabilities and interest rate caps. These adjustments are recorded in the Company’s condensed consolidated statements of operations and comprehensive loss and include both realized and unrealized changes to the value of related assets and liabilities. Refer to “Note 6. Fair Value Measurement” for additional information.

Fair value and other adjustments, net also includes amounts received from borrowers for previously charged-off loans held on the Company’s condensed consolidated balance sheets. These amounts are recognized in the period when amounts are received. Amounts received from borrowers for previously charged-off loans were immaterial for the three and six months ended June 30, 2023, and $3.8 million and $7.1 million for the three and six months ended June 30, 2024, respectively.

 3.    Variable Interest Entities
Consolidated VIEs

The Company consolidates VIEs in which the Company has a variable interest and is determined to be the primary beneficiary. This determination is based on whether the Company has a variable interest (or combination of variable interests) that provides the Company with both (a) the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. The Company continually reassesses whether it is the primary beneficiary of a VIE throughout the entire period the Company is involved with the VIE.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

	December 31, 2023
	Assets	Liabilities	Net Assets
Consolidated securitization	$187,258	$141,420	$45,838
Consolidated warehouse entities	645,455	388,681	256,774
Other consolidated VIEs	362,680	851	361,829
Total consolidated VIEs	$1,195,393	$530,952	$664,441

	June 30, 2024
	Assets	Liabilities	Net Assets
Consolidated securitization	$142,540	$113,656	$28,884
Consolidated warehouse entities	513,755	260,065	253,690
Other consolidated VIEs	226,560	1,184	225,376
Total consolidated VIEs	$882,855	$374,905	$507,950
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Warehouse Entities

The Company established various entities deemed to be VIEs to enter into warehouse credit facilities for the purpose of purchasing Upstart-powered loans. Refer to “Note 9. Borrowings” for additional information. These entities are Delaware statutory trusts that are structured to be bankruptcy-remote, with third-party banks operating as trustees.
Other Consolidated VIE

The Company has formed a number of VIEs for the purpose of holding Upstart-powered loans that are not pledged or eligible to be pledged to the Company’s warehouse credit facilities.
Unconsolidated VIEs

The Company’s transactions with unconsolidated VIEs include securitizations of unsecured personal whole loans and sales of whole loans to VIEs, including loan sales under its committed capital and other co-investment arrangements. Refer to “Note 5. Beneficial Interests” for additional information on unconsolidated VIEs related to committed capital and other co-investment arrangements.

Securitizations

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

During the six months ended June 30, 2024, the Company exercised clean up calls related to two historical unconsolidated securitizations and subsequently liquidated the associated entities. As part of the clean up call, the Company, as servicer, repurchased the remaining collateral and received the cash reserve amounts held by the related entities. The clean up calls had no material impact on the condensed consolidated financial statements of the Company.

The following tables summarize the aggregate value of assets and liabilities of unconsolidated VIEs associated with securitizations in which the Company holds a variable interest but is not the primary beneficiary:

	December 31, 2023
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$445,929	$319,357	$126,572	$20,885

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	June 30, 2024
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$340,186	$246,303	$93,883	$15,296

The Company’s maximum exposure to loss from its involvement with unconsolidated VIEs represents the estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is remote. The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $14.8 million and $11.6 million of securitization notes and residual certificates that are carried at fair value and included in other assets on the condensed consolidated balance sheets as of December 31, 2023 and June 30, 2024, respectively. The Company also had $6.0 million and $3.7 million of cash deposits held as reserve accounts for related securitizations, included in other assets on the condensed consolidated balance sheets as of December 31, 2023 and June 30, 2024.

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

 4.    Derivative Financial Instruments

In February 2023 and June 2023, Upstart Auto Warehouse Trust and Upstart Loan Trust entered into interest rate cap agreements with a strike rate of 3.0% and 3.25%, respectively. The agreements were entered into in relation to the warehouse credit facilities which bear floating interest rates, refer to “Note 9. Borrowings” for further information. The interest rate caps provide protection to the credit facilities against exposure to changes in cash flows to the extent the underlying interest rate on the facility exceeds the strike rate. The Upstart Auto Warehouse Trust interest rate cap matures in April 2029 and the Upstart Loan Trust interest rate cap matures in June 2025. The interest rate cap agreements meet the definition of a derivative and are reported at fair value. Refer to “Note 6. Fair Value Measurement” for additional information.

The following table presents the notional amount as well as the fair value of interest rate caps, which is reported as part of other assets on the condensed consolidated balance sheets.

	December 31, 2023		June 30, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate caps	$299,578	$5,958	$268,802	$5,123

The Company recognizes changes in fair value of these instruments in earnings and reports them as part of the interest expense on the condensed consolidated statements of operations and comprehensive loss. The Company recognized an immaterial amount of fair value gains and losses, net on interest rate caps during the three and six months ended June 30, 2023 and 2024.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 5.    Beneficial Interests

The Company’s beneficial interests are associated with committed capital and other co-investment arrangements with a number of third-party institutional investors and lending partners, in which the Company puts certain amounts of assets at risk. The risk is subject to a dollar cap which represents the Company’s maximum exposure to losses in each particular arrangement. The Company is obligated to make payments to these third-parties or is entitled to receive payments from them if credit performance of the loans sold under the arrangements deviates from initial expectations set at the time of loan sale or origination. The maximum exposure to losses is determined by contractual terms and includes restricted cash held on the Company’s condensed consolidated balance sheets for certain arrangements. As of December 31, 2023 and June 30, 2024, the Company’s aggregate maximum exposure to losses under the committed capital and other co-investment arrangements was approximately $99 million and $260 million, of which $12.1 million and $66.6 million was in a form of restricted cash, respectively. Beneficial interests represent the value of the future cash flows as part of these arrangements, discounted to the present value based on expected performance.

The Company’s beneficial interests are associated with entities that meet the definition of a VIE or are evaluated under the voting interest model. The Company has variable interests in certain entities established in relation to its committed capital and co-investment arrangements, including purchaser trusts, which are unconsolidated VIEs. While the Company holds variable interests in these unconsolidated VIEs through committed capital and co-investment arrangements and as the servicer of the loans sold, the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance and has determined that it is not the primary beneficiary.

The Company’s beneficial interests either meet the definition of a derivative or meet the criteria of a debt security. The following table presents the aggregate outstanding principal balance of the underlying loan portfolios as well as the fair value of beneficial interest assets, which are presented as a separate asset line item on the condensed consolidated balance sheets and beneficial interest liabilities which are presented in other liabilities on the condensed consolidated balance sheets.

	December 31, 2023		June 30, 2024
	Outstanding Principal Balance	Fair Value	Outstanding Principal Balance	Fair Value
Beneficial interest assets	$958,870	$41,012	$2,117,435	$97,804
Beneficial interest liabilities	$769,102	$4,221	$1,010,089	$11,198

The Company recognizes beneficial interests at fair value with changes reported as part of the fair value and other adjustments on the condensed consolidated statements of operations and comprehensive loss. The table below presents losses recognized on beneficial interests during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Fair value adjustments and realized losses on beneficial interests, net	$(1,956)	$(8,176)	$(1,956)	$(22,210)

Refer to “Note 6. Fair Value Measurement” for additional information.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

6.     Fair Value Measurement

The following table presents assets and liabilities measured at fair value and categorized in accordance with the fair value hierarchy:

		December 31,	June 30,
	Level	2023	2024
Assets
Loans	3	$1,156,413	$820,628
Beneficial interest assets	3	41,012	97,804
Loan servicing assets	3	28,092	25,790
Notes receivable and residual certificates	3	14,847	11,642
Line of credit receivable	3	—	8,305
Interest rate caps(1)	2	5,958	5,123
Total assets		$1,246,322	$969,292
Liabilities
Payable to securitization note holders	3	$141,416	$113,652
Beneficial interest liabilities	3	4,221	11,198
Trailing fee liabilities	3	4,251	4,242
Loan servicing liabilities	3	2,038	1,223
Total liabilities		$151,926	$130,315
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents the fair value of classes of loans included in the Company’s condensed consolidated balance sheets as of December 31, 2023 and June 30, 2024:

	December 31,	June 30,
	2023	2024
Loans held-for-sale	$830,574	$497,922
Loans held-for-investment	146,768	187,586
Loans held in consolidated securitization	179,071	135,120
Total	$1,156,413	$820,628
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-investment and held-for-sale:

	December 31, 2023			June 30, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	9.63%	23.22%	12.06%	10.20%	23.22%	12.44%
Credit risk rate	0.01%	93.10%	17.66%	0.01%	93.11%	17.54%
Prepayment rate	0.13%	95.80%	36.52%	0.31%	93.79%	34.74%
_________
(1) Unobservable inputs were weighted by relative fair value.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents quantitative information about the significant unobservable inputs implied for the Company’s Level 3 fair value measurements for loans held in consolidated securitization, which is determined by the sum of the fair value of the related securitization notes and residual certificates:

	December 31, 2023			June 30, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	6.85%	16.00%	9.99%	6.84%	15.25%	9.72%
Credit risk rate	0.61%	37.70%	15.51%	0.66%	37.70%	15.54%
Prepayment rate	6.66%	89.84%	42.73%	6.73%	89.84%	42.16%
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

Significant Recurring Level 3 Fair Value Input Sensitivity

The following table presents the sensitivity of the fair value of loans held-for-sale and held-for-investment to adverse changes in key assumptions used in the valuation model as of December 31, 2023 and June 30, 2024:

	December 31,	June 30,
	2023	2024
Fair value of loans held-for-sale and held-for-investment	$977,342	$685,508
Discount rates
100 basis point increase	(11,680)	(8,743)
200 basis point increase	(23,127)	(17,290)
Expected credit loss rates on underlying loans
10% adverse change	(12,453)	(8,423)
20% adverse change	(24,979)	(16,781)
Expected prepayment rates
10% adverse change	(1,884)	(1,282)
20% adverse change	(3,756)	(2,555)

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents the sensitivity of the fair value of loans in consolidated securitization to adverse changes in key assumptions used in the valuation model as of December 31, 2023 and June 30, 2024:

	December 31,	June 30,
	2023	2024
Fair value of loans held in consolidated securitization	$179,071	$135,120
Discount rates
100 basis point increase	(2,413)	(1,682)
200 basis point increase	(4,785)	(3,332)
Expected credit loss rates on underlying loans
10% adverse change	(2,669)	(2,192)
20% adverse change	(5,227)	(4,305)
Expected prepayment rates
10% adverse change	(1,625)	(557)
20% adverse change	(3,234)	(1,140)

Rollforward of Level 3 Fair Values

The following tables include a rollforward of the loans classified within Level 3 of the fair value hierarchy:

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at March 31, 2023	$839,482	$142,747	$—	$982,229
Purchases of loans(1)	448,773	41,378	—	490,151
Sale of loans(1)	(550,860)	—	—	(550,860)
Purchase of loans for immediate resale(1)	291,570	—	—	291,570
Immediate resale of loans(1)	(291,570)	—	—	(291,570)
Repayments received(1)	(47,302)	(22,583)	—	(69,885)
Charge-offs and changes in fair value recorded in earnings	866	(15,011)	—	(14,145)
Other changes	(1,108)	1,183	—	75
Fair value at June 30, 2023	$689,851	$147,714	$—	$837,565
_________
(1)     Represents the principal balance.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2022	$882,810	$127,611	$—	$1,010,421
Purchases of loans(1)	569,388	88,579	—	657,967
Sale of loans(1)	(618,392)	—	—	(618,392)
Purchase of loans for immediate resale(1)	680,959	—	—	680,959
Immediate resale of loans(1)	(680,959)	—	—	(680,959)
Repayments received(1)	(108,803)	(43,455)	—	(152,258)
Charge-offs and changes in fair value recorded in earnings	(34,564)	(27,742)	—	(62,306)
Other changes	(588)	2,721	—	2,133
Fair value at June 30, 2023	$689,851	$147,714	$—	$837,565
_________
(1)     Represents the principal balance.

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at March 31, 2024	$763,314	$160,229	$157,322	$1,080,865
Reclassification of loans(1)	(3,189)	3,189	—	—
Purchases and originations of loans(1)	504,582	64,789	—	569,371
Sale of loans(1)	(672,325)	—	—	(672,325)
Purchase of loans for immediate resale(1)	268,888	—	—	268,888
Immediate resale of loans(1)	(268,888)	—	—	(268,888)
Repayments received(1)	(64,665)	(30,794)	(12,376)	(107,835)
Charge-offs and changes in fair value recorded in earnings	(26,433)	(13,342)	(9,826)	(49,601)
Other changes	(3,362)	3,515	—	153
Fair value at June 30, 2024	$497,922	$187,586	$135,120	$820,628
_________
(1)     Represents the principal balance.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2023	$830,574	$146,768	$179,071	$1,156,413
Reclassification of loans(2)	(3,189)	3,189	—	—
Purchases and originations of loans(1)(2)	1,083,668	110,941	—	1,194,609
Sale of loans(2)	(1,235,663)	—	—	(1,235,663)
Purchase of loans for immediate resale(2)	486,345	—	—	486,345
Immediate resale of loans(2)	(486,345)	—	—	(486,345)
Repayments received(2)	(119,973)	(55,569)	(24,714)	(200,256)
Charge-offs and changes in fair value recorded in earnings	(52,673)	(23,603)	(19,237)	(95,513)
Other changes	(4,822)	5,860	—	1,038
Fair value at June 30, 2024	$497,922	$187,586	$135,120	$820,628
_________
(1)Purchase activity includes an immaterial unpaid principal balance related to securitization clean-up calls during the six months ended June 30, 2024.
(2)Represents the principal balance.

The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the condensed consolidated balance sheets:

	Loans		Loans > 90 Days Past Due
	December 31,	June 30,	December 31,	June 30,
	2023	2024	2023	2024
Outstanding principal balance	$1,182,577	$866,555	$15,310	$12,183
Net fair value and accrued interest adjustments	(26,164)	(45,927)	(12,260)	(10,134)
Fair value(1)	$1,156,413	$820,628	$3,050	$2,049
_________
(1)     Includes $343.1 million and $294.2 million of auto loans at fair value as of December 31, 2023 and June 30, 2024, respectively, of which $2.8 million and $1.8 million is 90 days or more past due as of December 31, 2023 and June 30, 2024, respectively. Also includes an immaterial amount of home equity lines of credit (“HELOCs”) at fair value as of December 31, 2023 and $15.3 million as of June 30, 2024, of which no loans are 90 days or more past due as of either period.

The Company places loans on non-accrual status at 120 days past due. Any accrued interest recorded in relation to these loans is reversed in the respective period. The Company charges-off loans no later than 120 days past due.

Line of Credit Receivable

In connection with one of its committed capital and other co-investment arrangements, the Company issued a line of credit receivable to a third-party, which is classified as held-for-investment and presented within other assets on the Company’s condensed consolidated balance sheets. As of June 30, 2024, the fair value of the line of credit receivable was $8.3 million. The Company held no line of credit receivable as of December 31, 2023.
Valuation Methodology
The line of credit receivable is measured at estimated fair value using a discounted cash flow model. The fair valuation methodology considers the present creditworthiness of the counterparty to project future losses and the

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

difference between current interest rates and the stated interest rate. Cash flows are discounted using an estimate of market rates of return. The fair value of the line of credit receivable also includes accrued interest.
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements related to the line of credit receivable:

	December 31, 2023			June 30, 2024
	Minimum	Maximum	Weighted-Average	Minimum	Maximum	Weighted-Average
Discount rate	*	*	*	7.00%	7.00%	7.00%
_________
* Not applicable

Discount rate–The discount rate is the rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value. The discount rate used for the projected net cash flows are the Company’s estimate of the rate of return that market participants would require when investing in this financial instrument with cash flows dependent on credit quality of the related loan. A risk premium component is implicitly included in the discount rate to reflect the amount of compensation market participants require due to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of the line of credit receivable to adverse changes in key assumptions do not result in a material impact on the Company’s financial position or results of operations.

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the line of credit receivable classified by the Company within Level 3 of the fair value hierarchy:

Line of Credit Receivable
Fair value at March 31, 2024	$—
Issuances	8,261
Changes in fair value recorded in earnings	44
Fair value at June 30, 2024	$8,305

Line of Credit Receivable
Fair value at December 31, 2023	$—
Issuances	8,261
Changes in fair value recorded in earnings	44
Fair value at June 30, 2024	$8,305
Assets and Liabilities related to Securitization Transactions

As of December 31, 2023 and June 30, 2024, the Company held notes receivable and residual certificates with an aggregate fair value of $14.8 million and $11.6 million, respectively, within other assets on the Company’s

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

condensed consolidated balance sheets. The balances consist of securitization notes and residual certificates retained from securitization transactions.

As of December 31, 2023 and June 30, 2024, the Company recognized payables to securitization note holders of $141.4 million and $113.7 million at fair value, respectively. The balance represents the value of the securitization notes issued and owned by third-party investors in connection with UPST 2023-2. The value of the UPST 2023-2 securitization notes and residual certificates retained by the Company is eliminated in the consolidation process.
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

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements related to note receivable, residual certificates, and payable to securitization note holders:

	December 31, 2023			June 30, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Notes receivable and residual certificates
Discount rate	9.99%	23.22%	12.74%	10.46%	23.22%	13.11%
Credit risk rate	0.48%	50.69%	16.32%	0.48%	50.27%	16.35%
Prepayment rate	6.36%	89.46%	43.14%	6.36%	89.46%	42.86%
Payable to securitization note holders
Discount rate	6.85%	12.30%	8.48%	6.84%	11.57%	8.67%
Credit risk rate	0.61%	37.70%	15.51%	0.66%	37.70%	15.54%
Prepayment rate	6.66%	89.84%	42.73%	6.73%	89.84%	42.16%
_________
(1)Unobservable inputs were weighted by relative fair value.

Significant Recurring Level 3 Fair Value Input Sensitivity

Notes Receivable and Residual Certificates

Adverse changes in discount rates, credit risk rates, or prepayment rates do not result in a material impact to the fair value of notes receivable and residual certificates as of December 31, 2023 and June 30, 2024.

Payable to Securitization Note Holders

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The fair value of the payable to securitization note holders is sensitive to adverse changes in discount rates, which represent estimates of the rates of return that institutional investors would require when investing in financial instruments with similar risk and return characteristics. On average, a hypothetical 100 and 200 basis point increase in discount rates results in a decrease in fair value of payable to securitization note holders of $1.9 million and $3.7 million, respectively, as of December 31, 2023 and $1.3 million and $2.6 million, respectively, as of June 30, 2024. Adverse changes in credit risk rates and expected prepayment rates do not result in a material impact to the fair value of payable to securitization note holders as of December 31, 2023 and June 30, 2024.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of the notes receivable and residual certificates and payables to securitization note holders related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy:

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at March 31, 2023	$5,009	$—
Repayments and settlements	(1,430)	—
Changes in fair value recorded in earnings	328	—
Fair value at June 30, 2023	$3,907	$—

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2022	$6,181	$—
Repayments and settlements	(2,996)	—
Changes in fair value recorded in earnings	722	—
Fair value at June 30, 2023	$3,907	$—

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at March 31, 2024	$13,376	$129,092
Repayments and settlements	(1,456)	(14,882)
Changes in fair value recorded in earnings	(278)	(558)
Fair value at June 30, 2024	$11,642	$113,652

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2023	$14,847	$141,416
Repayments and settlements	(2,681)	(28,446)
Changes in fair value recorded in earnings	(524)	682
Fair value at June 30, 2024	$11,642	$113,652

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Loan Servicing Assets and Liabilities
As of December 31, 2023 and June 30, 2024, the Company’s loan servicing assets had a fair value of $28.1 million and $25.8 million, respectively, recorded within other assets on the condensed consolidated balance sheets. As of December 31, 2023 and June 30, 2024, the Company’s loan servicing liabilities had a fair value of $2.0 million and $1.2 million, respectively, recorded within other accrued expenses and other liabilities on the condensed consolidated balance sheets.
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2023			June 30, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	13.00%	20.00%	16.89%	13.00%	20.00%	16.97%
Credit risk rate	0.05%	88.42%	14.93%	0.05%	65.36%	15.28%
Market-servicing rate (2)(3)	0.62%	3.72%	0.62%	0.62%	3.70%	0.62%
Prepayment rate	1.05%	96.90%	41.05%	2.17%	96.90%	39.24%
_________
(1)Unobservable inputs were weighted by relative fair value.
(2)Excludes ancillary fees that would be passed on to a third-party servicer.
(3)Expressed as a percentage of the outstanding principal balance for auto loans of 3.72% and 3.70% as of December 31, 2023 and June 30, 2024, respectively and 0.62% for personal loans as of both December 31, 2023 and June 30, 2024.

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
Significant Recurring Level 3 Fair Value Input Sensitivity

The table below presents the fair value sensitivity of loan servicing assets and liabilities to adverse changes in key assumptions. The fair value of loan servicing assets and liabilities is not sensitive to adverse changes in discount rates and prepayment rates as such changes do not result in a material impact on the fair value as of December 31, 2023 and June 30, 2024, respectively.

	December 31,	June 30,
	2023	2024
Fair value of loan servicing assets	$28,092	$25,790
Expected market-servicing rates
10% market-servicing rates increase	(7,475)	(6,929)
20% market-servicing rates increase	(14,916)	(13,835)

	December 31,	June 30,
	2023	2024
Fair value of loan servicing liabilities	$2,038	$1,223
Expected market-servicing rates
10% market-servicing rates increase	1,100	648
20% market-servicing rates increase	2,235	1,318

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the loan servicing assets and liabilities classified by the Company within Level 3 of the fair value hierarchy:

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at March 31, 2023	$34,650	$3,142
Sale of loans	3,375	28
Repayments and other changes in fair value recorded in earnings	(4,686)	(593)
Fair value at June 30, 2023	$33,339	$2,577

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2022	$36,467	$3,968
Sale of loans	7,037	77
Repayments and other changes in fair value recorded in earnings	(10,165)	(1,468)
Fair value at June 30, 2023	$33,339	$2,577

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at March 31, 2024	$26,753	$1,585
Sale of loans	2,952	1
Repayments and other changes in fair value recorded in earnings	(3,915)	(363)
Fair value at June 30, 2024	$25,790	$1,223

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2023	$28,092	$2,038
Sale of loans	5,899	2
Repayments and other changes in fair value recorded in earnings	(8,201)	(817)
Fair value at June 30, 2024	$25,790	$1,223
Beneficial Interests

In connection with certain committed capital and other co-investment arrangements, the Company is obligated to make payments to the third-party or is entitled to receive payments from the third-party if credit performance on the underlying loans deviate from initial expectations set at the time of loan sales or originations, subject to a dollar cap. As of December 31, 2023 and June 30, 2024, the fair value of the beneficial interest assets related to these arrangements was $41.0 million and $97.8 million, respectively. As of the same dates, the fair value of the beneficial interest liabilities was $4.2 million and $11.2 million, respectively.
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s fair value measurements of beneficial interests as of December 31, 2023 and June 30, 2024:

	December 31, 2023			June 30, 2024
	Minimum	Maximum	Weighted-Average(1)	Minimum	Maximum	Weighted-Average(1)
Beneficial interest assets
Discount rate	7.00%	14.00%	13.63%	7.00%	14.00%	13.68%
Credit risk rate spread(2)	(0.85)%	(0.85)%	(0.85)%	(1.44)%	3.70%	1.74%
Beneficial interest liabilities
Discount rate	14.00%	14.00%	14.00%	14.00%	14.00%	14.00%
Credit risk rate spread(2)	0.09%	9.81%	8.79%	10.80%	16.80%	13.17%
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

The following table presents the sensitivity of beneficial interest assets and liabilities to adverse changes in key assumptions used in the valuation model as of December 31, 2023 and June 30, 2024. Adverse changes in discount rates do not result in a material impact to the fair value of beneficial interest liabilities as of December 31, 2023 and June 30, 2024.
Significant Recurring Level 3 Fair Value Input Sensitivity

	December 31,	June 30,
	2023	2024
Fair value of beneficial interest assets	$41,012	$97,804
Discount rate
100 basis point increase	(1,240)	(2,392)
200 basis point increase	(2,431)	(4,694)
Expected credit rate spreads on underlying loans
10% adverse change	(9,059)	(22,610)
20% adverse change	(16,743)	(45,719)

Fair value of beneficial interest liabilities	$4,221	$11,198
Expected credit rate spreads on underlying loans
10% adverse change	5,606	5,822
20% adverse change	11,217	11,765

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Rollforward of Level 3 Fair Values

The following table presents a rollforward of beneficial interest assets and liabilities.

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at March 31, 2023	$—	$—
Acquisition of beneficial interests	30,535	—
Changes in fair value recorded in earnings	(1,871)	(85)
Fair value at June 30, 2023	$28,664	$(85)

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at December 31, 2022	$—	$—
Acquisition of beneficial interests	30,535	—
Changes in fair value recorded in earnings	(1,871)	(85)
Fair value at June 30, 2023	$28,664	$(85)

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at March 31, 2024	$62,214	$8,485
Acquisition of beneficial interests	41,124	—
Settlement of beneficial interests	(1,729)	(1,658)
Changes in fair value recorded in earnings	(3,805)	4,371
Fair value at June 30, 2024	$97,804	$11,198

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at December 31, 2023	$41,012	$4,221
Acquisition of beneficial interests(1)	71,400	—
Settlement of beneficial interests	(1,729)	(2,367)
Changes in fair value recorded in earnings	(12,879)	9,344
Fair value at June 30, 2024	$97,804	$11,198
_________
(1) Effective June 30, 2024, the Company combined the presentation of payments on beneficial interest assets with acquisition of beneficial interests.
Trailing Fee Liabilities

The Company pays certain bank partners monthly trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. As of December 31, 2023 and June 30, 2024, the Company held trailing fee liabilities of $4.3 million and $4.2 million, respectively.

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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for trailing fee liabilities:

	December 31, 2023			June 30, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	9.63%	23.22%	12.88%	10.20%	23.22%	13.20%
Credit risk rate	0.01%	88.42%	17.61%	0.01%	72.76%	18.00%
Prepayment rate	1.05%	94.68%	39.94%	2.29%	95.80%	38.04%
_________
(1) Unobservable inputs were weighted by relative fair value.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of trailing fee liabilities to adverse changes in key assumptions do not result in a material impact on the Company’s financial position or results of operations.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of trailing fee liabilities classified by the Company within Level 3 of the fair value hierarchy:

Trailing Fee Liabilities
Fair value at March 31, 2023	$4,449
Issuances	516
Repayments and settlements	(679)
Changes in fair value recorded in earnings	(21)
Fair value at June 30, 2023	$4,265

Trailing Fee Liabilities
Fair value at December 31, 2022	$4,852
Issuances	834
Repayments and settlements	(1,426)
Changes in fair value recorded in earnings	5
Fair value at June 30. 2023	$4,265

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Trailing Fee Liabilities
Fair value at March 31, 2024	$4,244
Issuances	573
Repayments and settlements	(648)
Changes in fair value recorded in earnings	73
Fair value at June 30, 2024	$4,242

Trailing Fee Liabilities
Fair value at December 31, 2023	$4,251
Issuances	1,189
Repayments and settlements	(1,311)
Changes in fair value recorded in earnings	113
Fair value at June 30, 2024	$4,242

 7.    Goodwill and Intangible Assets
Goodwill

During the six months ended June 30, 2024, there were no changes in the carrying amount of goodwill of $67.1 million on the Company’s condensed consolidated balance sheets.
Intangible Assets

Acquired intangible assets subject to amortization consist of developed technology and customer relationships, and are recorded net of amortization and included within other assets on the condensed consolidated balance sheets. The gross and net carrying values and accumulated amortization are as follows:

	December 31, 2023			June 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$9,400	$(8,617)	$783	$9,400	$(9,400)	$—
Customer relationships	13,700	(3,139)	10,561	13,700	(3,710)	9,990
Total intangible assets	$23,100	$(11,756)	$11,344	$23,100	$(13,110)	$9,990

Amortization expense was $1.1 million and $2.1 million for the three and six months ended June 30, 2023, respectively, and $0.3 million and $1.4 million for the three and six months ended June 30, 2024, respectively.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Expected future amortization expense for intangible assets is as follows:

June 30, 2024
Remaining 2024	$571
2025	1,142
2026	1,142
2027	1,142
2028	1,142
Thereafter	4,851
Total	$9,990

 8.    Balance Sheet Components
Other Assets

Other assets consisted of the following:

	December 31, 2023	June 30, 2024
Servicing fees and other receivables	$40,490	$40,021
Loan servicing assets (at fair value)	28,092	25,790
Other assets	18,589	20,090
Prepaid expenses	17,976	18,145
Notes receivable and residual certificates (at fair value)	14,847	11,642
Intangible assets, net(2)	11,356	10,002
Line of credit receivable (at fair value)(3)	—	8,305
Interest rate caps (at fair value)(1)	5,958	5,123
Deposits	8,919	4,872
Total other assets	$146,227	$143,990
_________
(1)Refer to “Note 4. Derivative Financial Instruments” for further information.
(2)Refer to “Note 7. Goodwill and Intangible Assets” for further information.
(3)Refer to “Note 6. Fair Value Measurement” for further information.

Servicing fees and other receivables represent amounts recognized as revenue but not yet collected in relation to servicing and other agreements with institutional investors and lending partners.
Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31, 2023	June 30, 2024
Internally developed software	$55,008	$60,069
Leasehold improvements	14,281	15,030
Computer and networking equipment	6,054	6,054
Furniture and fixtures	4,761	4,795
Total property, equipment, and software	80,104	85,948
Accumulated depreciation and amortization	(37,449)	(46,220)
Total property, equipment, and software, net	$42,655	$39,728

Depreciation and amortization expense on property, equipment, and software was $4.4 million and $10.9 million for the three and six months ended June 30, 2023, respectively, and $4.5 million and $9.1 million for the three and six months ended June 30, 2024, respectively.

Capitalized internally developed software balances, net of accumulated amortization, were $31.3 million and $29.8 million as of December 31, 2023 and June 30, 2024, respectively. The Company recognized no impairment charges to internally developed software during the three months ended June 30, 2023 and recognized $2.6 million of impairment charges during the six months ended June 30, 2023 as a result of the January 2023 Plan. Refer to “Note 15. Reorganization Expenses” for more information. During the three and six months ended June 30, 2024, the Company recognized an immaterial impairment charge to internally developed software.
Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31, 2023	June 30, 2024
Accrued expenses	$28,099	$29,759
Accrued payroll	30,161	13,905
Accounts payable	12,613	13,879
Beneficial interest liabilities (at fair value)	4,221	11,198
Trailing fee liability (at fair value)	4,251	4,242
Other liabilities	2,668	3,053
Loan servicing liabilities (at fair value)	2,038	1,223
Total accrued expenses and other liabilities	$84,051	$77,259

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 9.    Borrowings

The following table presents the aggregate principal outstanding of all debt that are included in the condensed consolidated balance sheets:

	Borrowings
	December 31, 2023	June 30, 2024
Warehouse credit facilities	$387,425	$258,187
Convertible senior notes	661,250	661,250
Total payments due	1,048,675	919,437
Unamortized debt discount	(8,251)	(6,710)
Total borrowings	$1,040,424	$912,727
Warehouse Credit Facilities
The following table presents the details of the Company’s revolving warehouse credit facilities:

				December 31, 2023		June 30, 2024
Borrowing Description	Stated Interest Rate(1)	Termination and Maturity(2)	Total Borrowing Capacity (3)	Collateral(4)	Outstanding Borrowings	Collateral(4)	Outstanding Borrowings
Upstart Auto Warehouse Trust	Benchmark rate + 3.0%	June 2024 - December 2025	$—	$278,022	$139,483	$218,419	$73,927
Upstart Auto Warehouse Trust 2	Benchmark rate + 0% - 4.0%	June 2025 - June 2026	50,000	—	—	—	—
Upstart Loan Trust	Benchmark rate + 2.8% - 3.8%	June 2025 - June 2026	325,000	361,195	247,942	238,105	148,873
Upstart Small Dollar Loan Trust	Benchmark rate + 5.5%	June 2027 - June 2028	100,000	—	—	57,944	35,387
Total			$475,000	$639,217	$387,425	$514,468	$258,187
_________
(1)The interest rates on our warehouse credit facilities are floating and designed as a reference rate plus a spread. Reference rates include the Compounded Secured Overnight Financing Rate and weighted-average cost of commercial paper notes issued by the lender. The stated interest rate excludes unused commitment fees which range from 0.5% to 1.0%. The undrawn fee for Upstart Small Dollar Loan Trust is the dollar amount of interest and fees that would have been due if the daily average aggregate outstanding principal balance was equal to 75% of the then-applicable borrowing base.
(2)The first date represents the final date the Company may borrow up to the maximum capacity under the warehouse. The second date is the maturity date, when the outstanding principal amount, together with accrued and unpaid interest will be due and payable in full.
(3)Total capacity is as of June 30, 2024. All amounts are committed, except for Upstart Small Dollar Loan Trust of $100.0 million and Upstart Loan Trust for which $150.0 million of the $325.0 million total capacity is uncommitted. As of June 30, 2024, the Upstart Auto Warehouse Trust facility is in the amortization period and can no longer be drawn on.
(4)Represents the aggregate restricted cash and unpaid principal balance of loans pledged as collateral.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

On April 24, 2024, Upstart Loan Trust entered into an amendment to the Amended and Restated Revolving Credit and Security Agreement, which increased the uncommitted portion of the total borrowing capacity to purchase unsecured personal loans from $75.0 million to $150.0 million. All other key terms of the agreement remain the same.

On June 14, 2024, the waiver for breach of certain covenants under the Upstart Auto Warehouse Trust facility expired. On June 7, 2024, prior to the expiration, Upstart Auto Warehouse Trust amended its credit agreement to extend the maturity date to December 14, 2025. The amortization period began on June 14, 2024 and accordingly, Upstart Auto Warehouse Trust may no longer draw on the facility and all collections that represent repayment of loans pledged as collateral under the facility are applied to reduce the outstanding balance. As of June 30, 2024, the facility was in compliance with all applicable covenants.

On June 28, 2024, Upstart Auto Warehouse Trust 2 entered into a warehouse credit facility for auto loans, and Upstart Small Dollar Loan Trust entered into a warehouse credit facility for small dollar loans. These warehouse credit facilities are secured by a lien and security interest in the auto or small dollar loans, as applicable, the purchases of which are financed by the borrowings. Each of Upstart Auto Warehouse Trust 2 and Upstart Small Dollar Loan Trust may borrow up to the capacity until the facility termination date, and must pay all outstanding amount by the maturity date, under its respective warehouse credit facility.

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

The Company accounted for the issuance of the Notes as a single liability at par as the conversion feature does not require bifurcation as a derivative under ASC 815 and the Notes were not issued at a substantial premium. Debt issuance costs related to the Notes totaled $15.7 million and consisted of underwriting fees and third-party offering costs, which are amortized to interest expense using the effective interest method over the contractual term. The Company recorded immaterial coupon interest expense for all periods presented. The Company also recorded $0.8 million, and $1.5 million for the three and six months ended June 30, 2023, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2024, respectively, of amortization of debt issuance costs within other income, net on the condensed consolidated statements of operations and comprehensive loss. The effective interest rate of the Notes is 0.7%.

The estimated fair value of the Notes as of December 31, 2023 and June 30, 2024 was approximately $488.7 million and $531.0 million, respectively, which represent Level 2 valuations in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market. The carrying value of the Notes as of December 31, 2023 and June 30, 2024 was $653.0 million and $654.5 million, respectively.

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

The following table summarizes the aggregate amount of maturities of all borrowings:

June 30, 2024
Remaining 2024	$—
2025	73,927
2026	810,123
2027	—
2028	35,387
Thereafter	—
Total	$919,437

 10.    Stockholders' Equity
Common Stock Reserved for Future Issuance

In December 2020, the Company's amended and restated certificate of incorporation became effective, which authorizes the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share. Shares of common stock reserved for issuance, on an as-converted basis, are as follows:

	December 31,	June 30,
	2023	2024
Options issued and outstanding	12,617,254	13,229,971
Restricted stock units outstanding	5,534,394	5,141,818
Shares available for future issuance under 2020 plan	6,420,703	7,961,242
Shares available for issuance under employee stock purchase plan	2,896,226	3,561,383
Total	27,468,577	29,894,414
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Company records share repurchases on the settlement date. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. The Company’s policy for share retirements is to allocate the excess between par value and the repurchase price, including costs and fees, to additional paid-in capital. During the six months ended June 30, 2024, the Company made no repurchases of common stock. As of June 30, 2024, $222.1 million remains available for future purchases of our common stock under the share repurchase program.
Equity Incentive Plans

The 2020 Equity Incentive Plan authorizes grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to eligible participants.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2024:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2023	12,617,254	$14.57	6.1	$375,897
Options granted	1,267,617	25.76
Options exercised	(621,102)	3.56
Options cancelled and forfeited	(33,798)	16.43
Balances at June 30, 2024	13,229,971	16.15	6.1	156,871
Options exercisable – June 30, 2024	9,126,356	12.28	4.9	139,527
Options vested and expected to vest – June 30, 2024	13,205,397	$16.12	6.1	$156,855

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of June 30, 2024. The aggregate intrinsic value of options exercised for the six months ended June 30, 2023 and 2024 was $10.1 million and $15.3 million respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2023 and 2024 was $8.04, and $14.06 per share, respectively. The total fair value of options vested for the six months ended June 30, 2023 and 2024 was $18.1 million, and $15.6 million, respectively.

As of June 30, 2024, total unrecognized stock-based compensation expense related to unvested stock options was $45.7 million, which is expected to be recognized over a remaining weighted-average period of 2.6 years.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees and nonemployees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over one to four years. The following table summarizes RSU activity for the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	5,534,394	$34.90
RSUs granted	2,051,999	25.67
RSUs vested	(1,934,708)	32.45
RSUs cancelled and forfeited	(509,867)	34.75
Unvested at June 30, 2024	5,141,818	$32.15

As of June 30, 2024, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $127.6 million, which is expected to be recognized over a remaining weighted-average period of 1.8 years.
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

There were no restricted stock awards outstanding during the six months ended June 30, 2024.
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Compensation expense associated with the PRSUs was recognized using the straight-line attribution method for each of the nine vesting tranches over the respective derived service period. The weighted-average grant date fair value using the Monte Carlo simulation was $68.76 per share. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether these conditions will be achieved or not, and stock-based compensation expense for any such awards is not reversed if the market condition is not met. The cancellation of the grant was treated by the Company as a settlement for no consideration and remaining unrecognized compensation expense of $39.0 million associated with the grant was accelerated and recorded by the Company as part of engineering and product development expense on the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2023.

There were no PRSUs outstanding during the six months ended June 30, 2024.
2020 Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”) provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on the exercise date. During the six months ended June 30, 2024, 198,133 shares of common stock were purchased under the ESPP.

As of June 30, 2024, total unrecognized stock-based compensation expense related to the ESPP was immaterial.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following assumptions were used to estimate the fair value of options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Expected term (in years)	5.2 – 5.3	*	5.2 – 7.0	5.3 – 7.0
Expected volatility	53.13% – 53.26%	*	50.96% – 53.26%	50.32% – 53.38%
Risk-free interest rate	3.74%	*	3.45% – 3.74%	4.21% – 4.27%
Dividend yield	—%	*	—%	—%

*No options were granted during the three months ended June 30, 2024.
.
The following assumptions were used to estimate the fair value of ESPP purchase rights:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Expected term (in years)	*	*	0.5	0.5
Expected volatility	*	*	97.74%	96.69%
Risk-free interest rate	*	*	4.97%	5.30%
Dividend yield	*	*	—%	—%
_________
*No ESPP purchase rights were granted during the three months ended June 30, 2023 and 2024.
Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its condensed consolidated statements of operations and comprehensive loss for employees and nonemployees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Sales and marketing	$(1,505)	$3,078	$1,867	$6,056
Customer operations	3,093	2,120	5,976	4,083
Engineering and product development	18,708	17,917	75,367	37,127
General, administrative, and other	12,300	11,094	23,495	22,720
Total	$32,596	$34,209	$106,705	$69,986

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Future minimum lease payments are as follows:

June 30, 2024
Remaining 2024	$7,492
2025	15,402
2026	15,850
2027	15,474
2028	6,143
Thereafter	2,990
Total undiscounted lease payments	63,351
Less: Present value adjustment	(6,977)
Operating lease liabilities	$56,374

Finance lease expense was immaterial during three and six months ended June 30, 2023. The Company had no finance lease expense during the three and six months ended June 30, 2024. The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance and parking fees, were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial during periods presented. Sublease income was immaterial during the three and six months ended June 30, 2024. The Company had no sublease income during the three and six months ended June 30, 2023. Operating lease expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Rent expense	$4,009	$3,542	$8,047	$7,083
Variable lease payments	$944	$1,008	$1,920	$1,925

Supplemental cash flow and non-cash information related to the Company’s operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Cash paid for amounts included in the measurement of lease liabilities	$3,795	$3,589	$7,460	$7,259

Supplemental balance sheet information related to the Company’s operating leases was as follows:

June 30, 2024
Weighted-average remaining lease term (in years)	4.08
Weighted-average discount rate	5.16%

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 12.    Commitments and Contingencies
Commitments

The Company has loan purchase obligations under the Company’s loan agreements with certain lending partners. These lending partners retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the conclusion of the required holding period. As of December 31, 2023 and June 30, 2024, the total loan purchase commitment included outstanding principal balance of $36.6 million and $34.3 million, respectively.

The Company has extended a line of credit in connection with one of its committed capital and other co-investment arrangements. As of June 30, 2024, the Company had unfunded commitments related to the line of credit of $7.5 million. The Company held no line of credit receivable as of December 31, 2023.
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

From time to time the Company is subject to, and it is presently involved in, various litigation and legal proceedings arising from the ordinary course of business activities, the outcome of which the Company cannot reasonably determine. Other than the class actions and derivative actions described below, the Company does not believe that it is presently a party to any litigation of which the outcome would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. As of December 31, 2023, no loss contingency was recorded in connection with legal proceedings. As of June 30, 2024, an immaterial loss contingency was recorded in connection with legal proceedings.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The maximum potential amount of future payments associated under this obligation is the outstanding balances of the loans sold to the institutional investors, which at December 31, 2023 and June 30, 2024 is $12,208.1 million and $11,049.4 million, respectively. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial and $3.7 million for the three and six months ended June 30, 2024, respectively.

The Company did not have material contingent liabilities related to future loan repurchase obligations as of December 31, 2023 and June 30, 2024. These amounts are included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.
Legal

On July 26, 2022, a lawsuit was filed in United States District Court, Southern District of Ohio, captioned Crain v. Upstart Holdings, Inc. et al., Case No. 2:22-cv-02935-ALM-EPD (S.D. Ohio) against the Company, the Company’s Chief Executive Officer, and Chief Financial Officer, alleging that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Crain lawsuit claims unspecified damages and legal fees. On August 16, 2022, the court appointed a lead plaintiff and approved lead counsel in the Crain action. On December 5, 2022, the lead plaintiff filed a consolidated amended complaint, which names the same defendants as the previous complaint, along with two Company executives, as well as Third Point LLC and its CEO and Third Point Ventures LLC and its managing partner (also a former Upstart board member). The consolidated amended complaint brings the same claims as the previous complaint but adds a claim under Section 20A of the Exchange Act. On February 24, 2023, the Upstart defendants filed a motion to dismiss the consolidated amended complaint. On September 29, 2023, the Court issued an order, granting in part and denying in part the Upstart defendants’ motion. On November 7, 2023, the Upstart defendants filed a motion for reconsideration, which has now been fully briefed and is awaiting decision by the Court. On February 2, 2024, Lead Plaintiff, Universal-Investment-Gesellschaft mbH, and plaintiffs, Kathy Brooks and Kevin Crain, filed a motion for an order to certify this matter as a class action, appoint themselves as class representatives, and approve their selection of Motley Rice LLC and Robbins Geller Rudman & Dowd LLP as co-class counsel. The Company believes the remaining claims in the Crain action are without merit and intends to defend itself vigorously.

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

 13.    Income Taxes

The Company’s effective tax rates for the three and six months ended June 30, 2023 and 2024, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Provision for income taxes	$18	$15	$34	$29
Effective tax rate	(0.06)%	(0.03)%	(0.02)%	(0.02)%

The Company's tax provision and the resulting effective tax rate for interim periods are determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising during the period. The Company's effective tax rate for the three and six months ended June 30, 2024 stayed relatively consistent compared to the same periods in 2023 as the Company continues to maintain a full valuation allowance with residual current year state taxes. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowance on the Company’s deferred tax assets as it is more likely than not that some or all of these deferred tax assets will not be realized.

 14.    Net Loss Per Share

Basic net loss per common share is based on the weighted-average common shares outstanding during the relevant period. Diluted net loss per share is based on the weighted-average common shares outstanding during the relevant period, adjusted for the dilutive effect of share-based awards and convertible debt.

For periods in which the Company reports net losses, basic and diluted net loss per share are the same because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Numerator:
Net loss	$(28,165)	$(54,470)	$(157,419)	$(119,068)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share, basic	83,130,638	88,435,893	82,524,403	87,733,294
Weighted-average common shares outstanding used to calculate net loss per share, diluted	83,130,638	88,435,893	82,524,403	87,733,294

Net loss per share, basic	$(0.34)	$(0.62)	$(1.91)	$(1.36)
Net loss per share, diluted	$(0.34)	$(0.62)	$(1.91)	$(1.36)

The following securities were excluded from the computation of diluted net loss per share for the periods presented, due to their anti-dilutive effect. These amounts represent the number of instruments outstanding at the end of each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Options to purchase common stock	13,370,041	13,229,971	13,370,041	13,229,971
Unvested RSUs	7,274,949	5,141,818	7,274,949	5,141,818
Purchase rights committed under the ESPP	166,384	152,542	166,384	152,542
Convertible debt	2,318,078	2,318,078	2,318,078	2,318,078
Total	23,129,452	20,842,409	23,129,452	20,842,409

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

During the six months ended June 30, 2023, the Company incurred $15.5 million of reorganization expenses in relation to the January 2023 plan, which primarily consisted of severance charges related to employee cash compensation, benefits, and associated taxes. The Company also recognized an impairment expense of $2.6 million for previously capitalized internally developed software costs. In addition to these charges, the Company recognized $2.9 million of one-time non-cash savings related to the reversal of previously expensed stock-based compensation associated with forfeited stock awards for the six months ended June 30, 2023. These reorganization costs are reported in the relevant operating expense caption on the condensed consolidated statements of operations and comprehensive loss.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

To further decrease operating costs, streamline operations, and return Upstart to profitability in the future, during the three months ended June 30, 2024, the Company implemented an additional series of initiatives which reduced the Company’s workforce by approximately 10%. In relation to these initiatives, the Company incurred $3.8 million in charges related to severance payments, employee benefits and associated taxes during the three months ended June 30, 2024. These reorganization costs are reported in the relevant operating expense caption on the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2024, the Company has made all cash payments to impacted employees.

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

Out of the total principal of loans transacted on our marketplace during the six months ended June 30, 2024, 57% were purchased by institutional investors, 27% were retained by our lending partners, and 16% were held on our balance sheet. We retain loans on our balance sheet to fill gaps in investor demand, to aid in price discovery, and to hold loans on our balance sheet for research and development purposes (“R&D Loans”), including to test and evaluate our AI models for these loans. R&D Loans are primarily our auto refinance and auto retail loan products, personal loan products issued to new categories of borrowers, and other new loan products, including small dollar loans and HELOCs. R&D Loans are not yet part of our fully-established capital markets programs with institutional investors and we continue our work on developing such programs. The remainder of loans on our balance sheet represent core personal loans, which Upstart would sell to institutional investors.

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

Lending is a cyclical industry, and we believe it is important to take a long-term view of credit performance. An equal investment in all vintages of Upstart-powered core personal loans that originated in the first quarter of 2018 through the first quarter of 2024 is currently expected to deliver returns in line with a blended target of 9.3%. At a more granular level, all quarterly vintages of core personal loans that originated in 2018 through the fourth quarter of 2020 are currently forecasted to meet or exceed the target returns set at the time of loan origination. The quarterly vintages of core personal loans that originated in the first quarter 2021 through the third quarter 2023 are currently forecasted to underperform relative to their target returns. The core personal loans that originated in the fourth quarter of 2023 or later are currently forecasted to deliver returns in line with target yields. This reversion in performance was driven by a combination of factors including increased conservatism in underwriting and the relative stabilization of macroeconomic conditions, as reflected in UMI. Refer to section “Factors Affecting Our Performance - Impact of Macroeconomic Environment” for additional details.

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
We measure credit performance of R&D loans, which are a substantial part of the loan portfolio held on our balance sheet (refer to section “Liquidity and Capital Resources - Composition of Retained Loan Portfolio”), using an approach similar to the core personal loans held on our balance sheet. Variances between targeted and actual returns for these loans are expected to be higher, as the underlying risk models are in the earlier phases of their development cycle in comparison to core personal loans. The initial target returns for these products are also generally lower than comparative market benchmarks. The combination of these factors decreases the value of R&D loans on our balance sheet, which negatively impacts our overall financial results. However, this is a required part of our product development cycle, and should be considered alongside other product development costs, such as data science and engineering. These costs collectively are managed as part of overall investment in product development. As our R&D models improve, we expect the difference between target and delivered returns will decrease and converge to market returns. This will allow us to launch these products for our lending partners and institutional investors, at which point they become part of our core product offerings.
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

Loan funding provided by institutional investors started to become constrained in 2022 and has remained constrained, largely due to concerns about the macroeconomic environment. In response to inflationary pressure, the U.S. Federal Reserve has raised interest rates, leading to more expensive loan offers across borrower categories. At the same time, macroeconomic uncertainty has generally made institutional investors more cautious and caused them to reduce the amount of capital available to fund Upstart-powered loans.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
In response to this challenging macroeconomic environment where many lenders and credit investors have significantly reduced or paused investments in Upstart-powered loans, we announced reductions in workforce in January 2023 (“January 2023 Plan”) that resulted in the termination of approximately 20% of our workforce. To further decrease operating costs, streamline operations, and return Upstart to profitability in the future, during the three months ended June 30, 2024, the Company implemented an additional series of initiatives which reduced the Company’s workforce by approximately 10%. Refer to “Note 15. Reorganization Expenses” for more information. Further disruption in financial markets could impair our lending partners and result in further constrained funding, which would adversely impact our business, financial condition and operating results.

In order to create greater stability for our business, beginning in 2023, we secured several committed capital and co-investment arrangements with institutional investors and other third-parties that contribute loan funding over longer durations. We continue our work on expanding our loan funding capacity and in the interim period, we have utilized and may continue to utilize our balance sheet to support loan funding. While our goal remains to operate as a capital-light marketplace for credit, we will continue to leverage our balance sheet in the short term as we evaluate opportunities to implement committed capital and co-investment structures.

Our credit decisioning process takes into account macroeconomic conditions data, such as unemployment levels and personal savings rates, that we receive from third-party sources. To respond to macroeconomic changes and provide relevant and up-to-date information to our lending partners, we introduced a new metric, UMI, in 2023. UMI is designed to quantify the level of underlying macroeconomic risk, specific to our borrower base, relative to a benign credit environment. A UMI of 1.0 reflects loan losses at this baseline rate. We subsequently launched an update to UMI which removes seasonal patterns to better describe the underlying macroeconomic effects. As of June 30, 2024, UMI was measured at approximately 1.49, meaning that current macroeconomic conditions contributed an incremental risk of approximately 49% to the repayment performance of an Upstart-powered loan, compared to the baseline.

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
Lending Partners and Market Adoption

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

Product Expansion and Innovation

We believe that significant growth opportunities exist to apply our evolving AI technology to additional segments of credit, and we continue to invest in research and development of our products. We introduced a new offering of personal loans for borrowers interested in small dollar loans in 2022, launched the HELOC product in the third quarter of 2023, and launched auto secured personal loans in the second quarter of 2024. We may incur expenses to support the launch of new products and fund early loan originations. Monetization prospects for new products are uncertain, and costs associated with integrating, developing and marketing new products might not be recovered, which could weigh on our top-line growth and profitability.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction. The following presents our key operating and financial metrics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Transaction Volume, Dollars	$1,175,737	$1,109,732	$2,173,184	$2,240,530
Transaction Volume, Number of Loans(1)	109,447	143,900	193,531	263,280
Conversion Rate	9.4%	15.2%	8.8%	14.6%
Percentage of Loans Fully Automated	87%	91%	86%	90%

Contribution Profit(2)	$95,922	$76,117	$163,545	$157,259
Contribution Margin(2)	67%	58%	63%	59%
Adjusted EBITDA(2)	$10,973	$(9,256)	$(20,088)	$(29,595)
Adjusted EBITDA Margin(2)	8%	(7)%	(8)%	(12)%
Adjusted Net Income (Loss)(2)	$5,354	$(15,282)	$(33,338)	$(42,447)
Adjusted Net Income (Loss) Per Share:
Basic(2)	$0.06	$(0.17)	$(0.40)	$(0.48)
Diluted(2)	$0.06	$(0.17)	$(0.40)	$(0.48)
_______
(1)Transaction Volume, Number of Loans is shown in ones for the periods presented.
(2)Represents a non-GAAP financial measure. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for further information.
Transaction Volume

We define Transaction Volume, Dollars as the total principal of loan originations (or committed amounts for HELOCs) facilitated on our marketplace during the periods presented. We define Transaction Volume, Number of Loans as the number of loan originations (or commitments issued for HELOCs) facilitated on our marketplace during the periods presented. Increases in Transaction Volume are dependent on our loan funding programs having sufficient access to capital. Decreases in the availability of funding due to factors such as volatility in the capital markets and macroeconomic conditions will generally cause a decline in Transaction Volume. Transaction Volume is driven by improvements in our AI models and technology, including our ability to streamline and automate the loan application and origination process. Transaction Volume can also be driven by several other factors, including borrower acceptance rates and their sensitivity to the interest rates offered through our platform. We believe these metrics are good proxies for our overall scale and reach as a marketplace. Transaction Volume, Dollars decreased 6% in the three months ended June 30, 2024 compared to the same period of 2023, and increased 3% in the six months ended June 30, 2024 compared to the same period of 2023. Transaction Volume, Number of Loans increased 31% and 36% in the three and six months ended June 30, 2024 compared to the same period of 2023, respectively. These increases were primarily due to an increased portion of qualified borrowers obtaining small dollar loans, which, in its turn, decreased the average size of loans originated while keeping total Transaction Volume, Dollars relatively flat.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Conversion Rate

We define Conversion Rate as the Transaction Volume, Number of Loans in a period divided by the number of rate inquiries received that we estimate to be legitimate, which we record when a borrower requests a loan offer on our platform. We track this metric to understand the impact of improvements to the efficiency of our borrower funnel on our overall growth. Historically, our Conversion Rate has benefited from improvements to our technology, which have made our evaluation of risk more accurate and our verification process more automated, or from the addition of lending partners that have made our offers more competitive. However, our Conversion Rate can be impacted by a variety of internal factors such as changes in the amount of origination fees that we charge or changes in the rate of returns we target for our lending partners and institutional investors. External factors, including shifts in macroeconomic conditions, also impact our Conversion Rate. For example, as the U.S. Federal Reserve has raised interest rates, the average interest rates charged to borrowers for Upstart-powered loans also increased, which resulted in decreases to our Conversion Rate. Our ability to continue to improve our Conversion Rate depends in part on our ability to continue to improve our AI models and Percentage of Loans Fully Automated and the mix of marketing channels in any given period. Our Conversion Rate increased to 15.2% and 14.6% in the three and six months ended June 30, 2024, respectively, from 9.4% and 8.8% in the same periods of 2023, primarily driven by an increase in our marketing efforts and optimization of our acquisition channel for new personal loan and small dollar loan borrowers as well as new product initiatives.
Percentage of Loans Fully Automated

A driver of our Contribution Margin and operating efficiency is the Percentage of Loans Fully Automated, which is defined as the total number of loans in a given period originated end-to-end (from initial rate request to final funding for personal loans and small dollar loans and from initial rate request to signing of the loan agreement for auto loans) with no human involvement required divided by the Transaction Volume, Number of Loans in the same period. We have been successful in increasing the level of loan automation on the platform over the past few years while simultaneously holding fraud rates constant and at very low levels. We believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. We expect growth of the Percentage of Loans Fully Automated to subside in the near term. However, as we expand our loan offerings, this percentage may fluctuate from period to period depending on the loan offering mix and other external factors. Our Percentage of Loans Fully Automated increased to 91% and 90% in the three and six months ended June 30, 2024, respectively, from 87% and 86% in the same periods of 2023, driven primarily by increasing the accuracy of our models and by eliminating previously manual processes.

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

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenue from fees, net	143,689	130,532	$260,830	$268,600
Borrower acquisition costs(1)	(19,049)	(23,217)	(38,761)	(48,036)
Borrower verification and servicing costs(2)	(28,718)	(31,198)	(58,524)	(63,305)
Total direct expenses	(47,767)	(54,415)	(97,285)	(111,341)
Contribution Profit	$95,922	$76,117	$163,545	$157,259
Contribution Margin	67%	58%	63%	59%
_______
(1)Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses.
(2)Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses.

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
Interest Income, Interest Expense, and Fair Value Adjustments, Net

Interest income, interest expense, and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments held on our condensed consolidated balance sheets as part of our ongoing operating activities, excluding loan servicing assets and liabilities. Interest income, interest expense, and fair value adjustments, net also includes realized gain or loss on the sale of loans. Interest income, interest expense, and fair value adjustments, net can fluctuate based on the fair value of financial instruments held on our condensed consolidated balance sheets. This amount has historically been a small percentage of our total revenue, and we do not manage our business with a focus on growing this component of revenue.
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
Other Income, Net

In the six months ended June 30, 2023 and 2024, other income, net primarily consists of dividend income earned by the Company on its unrestricted cash balances in addition to coupon interest expense and amortization of the debt discount on our convertible notes.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenue:
Revenue from fees, net	$143,689	$130,532	$260,830	$268,600
Interest income, interest expense, and fair value adjustments, net:
Interest income	33,916	52,883	79,231	104,054
Interest expense	(4,282)	(11,470)	(11,414)	(22,184)
Fair value and other adjustments, net	(37,557)	(44,315)	(89,954)	(95,046)
Interest income, interest expense, and fair value adjustments, net	(7,923)	(2,902)	(22,137)	(13,176)
Total revenue	135,766	127,630	238,693	255,424
Operating expenses(1):
Sales and marketing	23,891	32,958	55,329	68,108
Customer operations	36,797	38,684	77,387	78,092
Engineering and product development	57,974	58,453	168,045	121,544
General, administrative, and other	50,448	53,021	103,111	110,634
Total operating expenses	169,110	183,116	403,872	378,378
Loss from operations	(33,344)	(55,486)	(165,179)	(122,954)
Other income, net	5,197	1,031	7,794	3,915
Net loss before income taxes	(28,147)	(54,455)	(157,385)	(119,039)
Provision for income taxes	18	15	34	29
Net loss	$(28,165)	$(54,470)	$(157,419)	$(119,068)
________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Sales and marketing	$(1,505)	$3,078	$1,867	$6,056
Customer operations	3,093	2,120	5,976	4,083
Engineering and product development	18,708	17,917	75,367	37,127
General, administrative, and other	12,300	11,094	23,495	22,720
Total stock-based compensation	$32,596	$34,209	$106,705	$69,986

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Revenue
Revenue from Fees, Net

The following table set forth our revenue from fees, net in the periods shown:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2024	$	%	2023	2024	$	%
Platform and referral fees, net	$105,765	$98,595	$(7,170)	(7)%	$183,422	$202,454	$19,032	10%
Servicing and other fees, net	37,924	31,937	(5,987)	(16)%	77,408	66,146	(11,262)	(15)%
Total revenue from fees, net	$143,689	$130,532	$(13,157)	(9)%	$260,830	$268,600	$7,770	3%

Revenue from fees, net decreased $13.2 million, or 9%, in the three months ended June 30, 2024, compared to the same period in 2023, which included a decrease of $7.2 million in revenue from platform and referral fees, net and a decrease of $6.0 million in servicing fees, net. The decrease of the platform and referral fees, net was primarily driven by a 6% decrease in the Transaction Volume, Dollars from $1,175.7 million in the three months ended June 30, 2023 to $1,109.7 million in the same period in 2024. The decrease in servicing fees was primarily due to a decrease in outstanding principal of serviced loans.

Revenue from fees, net increased $7.8 million, or 3%, in the six months ended June 30, 2024, compared to the same period in 2023, which included an increase of $19.0 million in revenue from platform and referral fees, net and a decrease of $11.3 million in servicing fees, net. The increase of the platform and referral fees, net was primarily driven by a 3% increase in the Transaction Volume, Dollars of Loans from $2,173.2 million in the six months ended June 30, 2023 to $2,240.5 million in the same period in 2024, as well as an increase in prices of our services. The decrease in servicing fees was primarily due to a decrease in outstanding principal of serviced loans, as well as a decrease in net gain related to loan servicing rights upon loan sales.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Interest Income, Interest Expense, and Fair Value Adjustments, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2024	$	%	2023	2024	$	%
Operating entities(1):
Interest income	$33,916	$45,169	$11,253	33%	$79,231	$87,716	$8,485	11%
Interest expense	(4,282)	(8,956)	(4,674)	(109)%	(11,414)	(16,910)	(5,496)	(48)%
Fair value adjustments, net	(37,557)	(35,049)	2,508	7%	(89,954)	(75,129)	14,825	16%
Consolidated securitization entities:
Interest income	—	7,714	7,714	100%	—	16,338	16,338	100%
Interest expense	—	(2,514)	(2,514)	(100)%	—	(5,274)	(5,274)	(100)%
Fair value adjustments, net	—	(9,266)	(9,266)	(100)%	—	(19,917)	(19,917)	(100)%
Total Company:
Interest income	33,916	52,883	18,967	56%	79,231	104,054	24,823	31%
Interest expense	(4,282)	(11,470)	(7,188)	(168)%	(11,414)	(22,184)	(10,770)	(94)%
Fair value adjustments, net	(37,557)	(44,315)	(6,758)	(18)%	(89,954)	(95,046)	(5,092)	(6)%
Total interest income, interest expense, and fair value adjustments, net	$(7,923)	$(2,902)	$5,021	63%	$(22,137)	$(13,176)	$8,961	40%
_________
(1)Consist of balances recognized by entities participating in ongoing operating activities of the Company, excluding entities associated with the UPST 2023-2 consolidated securitization.

Interest income, interest expense, and fair value adjustments, net increased $5.0 million, or 63% in the three months ended June 30, 2024, compared to the same period in 2023. The increase was driven by a $19.0 million increase in interest income, partially offset by a $7.2 million increase in interest expense and a $6.8 million increase in unfavorable fair value adjustments. The increase in interest income resulted from a $11.3 million increase in interest income recognized by operating entities and a $7.7 million of interest income recognized by consolidated securitization entities, consistent with an increase in the average outstanding principal of loans held on the condensed consolidated balance sheet during the period. The increase was partially offset by an increase in interest expense due to an increase in average borrowings during the period, including payable to securitization noteholders, compared to the same period in 2023, including $2.5 million of interest expense recognized by consolidated securitization entities. The increase in unfavorable fair value adjustments is primarily attributable to a $7.8 million increase in unrealized loss and loan charge-offs and a $5.9 million increase in fair value loss on beneficial interests, partially offset by a $6.9 million decrease in realized loss on loan sales during the three months ended June 30, 2024 compared to the same period in 2023.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Interest income, interest expense, and fair value adjustments, net increased $9.0 million, or 40% in the six months ended June 30, 2024, compared to the same period in 2023. The increase was primarily driven by an increase in the average outstanding principal balance of loans held on the condensed consolidated balance sheets during the period resulting in a $24.8 million increase in interest income, including $16.3 million of interest income recognized by consolidated securitization entities. The increase was partially offset by an increase in interest expense due to an increase in average borrowings during the period, including payable to securitization noteholders, compared to the same period in 2023, including an increase of $10.8 million recognized by consolidated securitization entities. The increase of unfavorable fair value adjustments, net is primarily attributable to a $19.9 million increase in fair value losses on beneficial interest assets, partially offset by a $7.7 million decrease in realized loss on loan sales and $7.2 million decrease in unrealized loss on loan sales during the six months ended June 30, 2024 compared to the same period in 2023.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2024	$	%	2023	2024	$	%
Sales and marketing	$23,891	$32,958	$9,067	38%	$55,329	$68,108	$12,779	23%
% of revenue	18%	26%			23%	27%

Sales and marketing expenses increased by $9.1 million, or 38%, in the three months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to a a $4.8 million increase in payroll and other personnel-related expenses and a $4.2 million increase in advertising and other traffic acquisition cost. As a percentage of total revenue, sales and marketing expenses increased from 18% to 26%.

Sales and marketing expenses increased by $12.8 million, or 23%, in the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to a $9.3 million increase in advertising and other traffic acquisition cost and a $3.6 million increase in payroll and other-personnel related expenses, offset by a $0.2 million decrease in marketing operation expense. As a percentage of total revenue, sales and marketing expenses increased from 23% to 27%.

Customer Operations

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2024	$	%	2023	2024	$	%
Customer operations	$36,797	$38,684	$1,887	5%	$77,387	$78,092	$705	1%
% of revenue	27%	30%			32%	31%

Customer operations expenses increased by $1.9 million, or 5%, in the three months ended June 30, 2024, compared to the same period in 2023. The increase was primarily due to a $3.7 million increase in servicing expenses and a $0.4 million increase in information verification expenses. The increase was partially offset by a $2.1 million decrease in payroll and other personnel-related expenses due to a decrease in headcount and a $0.2 million decrease in backup servicer fees. As a percentage of total revenue, customer operations expenses increased from 27% to 30%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Customer operations expenses increased by $0.7 million, or 1%, in the six months ended June 30, 2024, compared to the same period in 2023. The increase was primarily due to a $8.1 million increase in other servicing expenses and $1.2 million removal of an operational contingency reserve in the prior period, partially offset by a $8.7 million decrease in payroll and other personnel-related expenses. As a percentage of total revenue, customer operations expenses decreased from 32% to 31%.
Engineering and Product Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2024	$	%	2023	2024	$	%
Engineering and product development	$57,974	$58,453	$479	1%	$168,045	$121,544	$(46,501)	(28)%
% of revenue	43%	46%			70%	48%

Engineering and product development expenses increased by $0.5 million, or 1%, for the three months ended June 30, 2024, compared to the same period in 2023. The increase was primarily due to a $1.3 million increase in payroll and other personnel-related expenses, partially offset by a $0.8 million decrease in other engineering operating expenses. As a percentage of total revenue, engineering and product development expenses increased from 43% to 46%.

Engineering and product development expenses decreased by $46.5 million, or 28%, for the six months ended June 30, 2024, compared to the same period in 2023. The decrease was primarily due to a decrease of $43.8 million in payroll and other personnel-related expenses driven by an expense related to the cancellation of PRSUs during the six months ended June 30, 2023, refer to “Note 10. Stockholders' Equity”, and $2.7 million decrease in other engineering operating expenses. As a percentage of total revenue, engineering and product development expenses decreased from 70% to 48%.
General, Administrative, and Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2024	$	%	2023	2024	$	%
General, administrative, and other	$50,448	$53,021	$2,573	5%	$103,111	$110,634	$7,523	7%
% of revenue	37%	42%			43%	43%

General, administrative, and other expenses increased by $2.6 million, or 5%, in the three months ended June 30, 2024, compared to the same period in 2023. The increase was primarily due to an increase of $1.0 million in professional fees and an increase of $2.3 million in legal and compliance expenses. The increase was partially offset by a decrease of $0.6 million in office rent and other facility expenses and a decrease of $0.4 million in insurance expense. As a percentage of total revenue, general, administrative, and other expenses increased from 37% to 42%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
General, administrative, and other expenses increased by $7.5 million, or 7%, in the six months ended June 30, 2024, compared to the same period in 2023. The increase was primarily due to an increase of $6.0 million in legal and compliance expenses, an increase of $1.5 million of professional fees, and an increase of $2.8 million in payroll and personnel-related costs. The increase was partially offset by a $1.6 million decrease in office rent and other facility and administrative operation expenses, a $0.8 million decrease in insurance expenses, and a $0.4 million decrease in depreciation and amortization expense. As a percentage of total revenue, general, administrative, and other expenses increased from 43% to 43%.
Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2024	$	%	2023	2024	$	%
Other income, net	$5,197	$1,031	$(4,166)	(80)%	$7,794	$3,915	$(3,879)	(50)%

In the three months ended June 30, 2024, other income, net decreased by $4.2 million, or 80%, compared to the same period in 2023, due to a $2.4 million decrease in miscellaneous other income, net and a $1.7 million decrease in dividend income.

In the six months ended June 30, 2024, other income, net decreased by $3.9 million, or (50)%, compared to the same period in 2023, due to a $2.1 million decrease in miscellaneous other income, net and a $1.7 million decrease in dividend income.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenue from fees, net	$143,689	$130,532	$260,830	$268,600
Loss from operations	(33,344)	(55,486)	(165,179)	(122,954)
Operating Margin	(23)%	(43)%	(63)%	(46)%
Sales and marketing, net of borrower acquisition costs(1)	$4,842	$9,741	$16,568	$20,072
Customer operations, net of borrower verification and servicing costs(2)	8,079	7,486	18,863	14,787
Engineering and product development	57,974	58,453	168,045	121,544
General, administrative, and other	50,448	53,021	103,111	110,634
Interest income, interest expense, and fair value adjustments, net	7,923	2,902	22,137	13,176
Contribution Profit	$95,922	$76,117	$163,545	$157,259
Contribution Margin	67%	58%	63%	59%
_________
(1)Borrower acquisition costs were $19.0 million and $23.2 million for the three months ended June 30, 2023 and 2024, respectively, and were $38.8 million, and $48.0 million for the six months ended June 30, 2023 and 2024, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses.
(2)Borrower verification and servicing costs were $28.7 million and $31.2 million for the three months ended June 30, 2023 and 2024, respectively, and were $58.5 million, and $63.3 million for the six months ended June 30, 2023 and 2024, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses.

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Total revenue	$135,766	$127,630	$238,693	$255,424
Net loss	(28,165)	(54,470)	(157,419)	(119,068)
Net Loss Margin	(21)%	(43)%	(66)%	(47)%
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	$33,519	$35,410	$108,545	$72,843
Depreciation and amortization	4,425	4,828	10,866	10,460
Reorganization expenses	—	3,778	15,536	3,778
Expense on convertible notes	1,176	1,183	2,350	2,363
Provision for income taxes	18	15	34	29
Adjusted EBITDA	$10,973	$(9,256)	$(20,088)	$(29,595)
Adjusted EBITDA Margin	8%	(7)%	(8)%	(12)%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Net loss	$(28,165)	$(54,470)	$(157,419)	$(119,068)
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	33,519	35,410	108,545	72,843
Reorganization expenses	—	3,778	15,536	3,778
Adjusted Net Income (Loss)	$5,354	$(15,282)	$(33,338)	$(42,447)
Net loss per share:
Basic	$(0.34)	$(0.62)	$(1.91)	$(1.36)
Diluted	$(0.34)	$(0.62)	$(1.91)	$(1.36)
Adjusted Net Income (Loss) per Share:
Basic	$0.06	$(0.17)	$(0.40)	$(0.48)
Diluted	$0.06	$(0.17)	$(0.40)	$(0.48)
Weighted-average common shares outstanding:
Basic	83,130,638	88,435,893	82,524,403	87,733,294
Diluted	91,026,284	88,435,893	82,524,403	87,733,294
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2024, our primary source of liquidity was unrestricted cash of $374.8 million. We also held $5.0 million of investments in certificates of deposit with maturities greater than three months as of June 30, 2024. Changes in the balance of cash are generally a result of working capital fluctuations and the timing of purchases and sales of loans facilitated through our marketplace. To finance purchases of certain loans facilitated through our lending marketplace, we rely on our warehouse credit facilities through the special-purpose trusts and corporate cash.

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

Our warehouse credit facilities, which mature between December 2025 and June 2028, allow us to borrow up to an aggregate of $425.0 million to purchase unsecured personal loans and up to $50.0 million to purchase auto loans. As of June 14, 2024, the revolving period ended for Upstart Auto Warehouse Trust, and we may no longer draw from the facility. The Upstart Auto Warehouse Trust facility matures in December 2025, by which time all outstanding amounts owed must be repaid. As of June 30, 2024, we have drawn an aggregate of $258.2 million on our warehouse credit facilities. Refer to “Note 9. Borrowings” in Part I, Item 1 of this Form 10-Q for further details on our warehouse credit facilities.

We lease office facilities under operating lease agreements which expire between 2027 and 2029. Our cash requirements related to these lease agreements are $63.4 million, of which $15.2 million is expected to be paid within the next 12 months. Refer to “Note 11. Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our operating lease obligations.

We have committed to purchase loans from certain lending partners at the conclusion of the required holding period, which is generally equal to three business days. As of June 30, 2024, the total loan purchase commitment was $34.3 million. We have also extended a line of credit in connection with one of our committed capital and other co-investment arrangements. As of June 30, 2024, the Company had unfunded commitments related to the line of credit of $7.5 million. See “Note 12. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our commitments.

In connection with our committed capital and other co-investment arrangements, we are obligated to put a certain amount of our assets at risk in relation to the credit performance of the underlying loans. The risk in these arrangements is subject to a dollar cap which represents the Company’s maximum exposure to losses in a particular arrangement. As of June 30, 2024, the Company’s aggregate maximum exposure to losses was approximately $260 million, of which $66.6 million was in a form of restricted cash held on the condensed consolidated balance sheets. Refer to “Note 5. Beneficial Interests” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our committed capital and co-investment arrangements.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Six Months Ended June 30,
	2023	2024
Net cash provided by operating activities	$141,596	$117,917
Net cash used in investing activities	(64,346)	(113,647)
Net cash provided by (used in) financing activities	(99,824)	88,561
Change in cash and restricted cash	$(22,574)	$92,831

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

Net cash provided by operating activities was $117.9 million for the six months ended June 30, 2024, which consisted of adjustments for non-cash items of $185.1 million, $51.9 million in net changes in operating assets and liabilities, and net loss of $119.1 million. The increase in non-cash adjustments was primarily related to $103.8 million of changes in fair value of loans held on the Company’s balance sheet and $70.0 million of stock-based compensation. The increase in net changes in operating assets and liabilities was primarily related to $115.3 million in principal payments received for loans held-for-sale and $24.7 million in principal payments received for loans held in consolidated securitization, partially offset by $78.0 million in net purchases of loans held-for-sale and a $13.1 million decrease in accrued expenses.

Net Cash from Investing Activities

Net cash used in investing activities was $113.6 million for the six months ended June 30, 2024 as a result of $110.9 million purchases and originations of loans held-for-investment and $63.2 million acquisition of beneficial interest assets, partially offset by $60.2 million in principal payments received for loans held-for-investment.

Net Cash from Financing Activities

Net cash provided by financing activities was $88.6 million for the six months ended June 30, 2024 primarily due to $247.5 million of proceeds from borrowings and $17.7 million change in liabilities associated with fiduciary cash that is temporarily held by the Company on behalf of our institutional investors, partially offset by $155.0 million repayments of borrowings and $28.4 million principal payments received on securitization notes.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Composition of Balance Sheet Loan Portfolio

As of June 30, 2024, we held $820.6 million of loans on our condensed consolidated balance sheet. $396.3 million of these loans were originated for research and development purposes, primarily in support of our auto lending products, HELOCs, and expansion of our unsecured personal loan product to new categories of borrowers. We also held $289.2 million of core personal loans which would otherwise be immediately purchased by institutional investors and $135.1 million of core personal loans held by the consolidated securitization. We will continue to utilize our capital to support research and development activities and, at times, as a funding source for core personal loans during periods of marketplace funding constraints. The extent and timing of utilizing our capital as a funding source for loans will largely depend on the availability of capital in our marketplace relative to the demand from qualified borrowers and our business priorities. We plan to sell loans held on our balance sheet to institutional investors over time in the form of secondary sales or securitizations.

Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in activities that are not reflected on our condensed consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated VIEs, including sale of whole loans, committed capital and other co-investment arrangements, and sponsored and co-sponsored securitization transactions, which we contractually service. We use these transactions to provide a source of liquidity to finance our business and to diversify our institutional investor base. If we are the retaining sponsor of a securitization transaction, we are required by law to retain at least 5% of the credit risk of the securities issued in these securitizations. We provide additional information regarding transactions with unconsolidated VIEs in “Note 3. Variable Interest Entities” in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Our critical accounting policies are described in Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to these policies for the six months ended June 30, 2024.

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
As of December 31, 2023 and June 30, 2024, we were exposed to market discount rate risk on $977.3 million and $685.5 million, respectively, of loans held on our condensed consolidated balance sheets, excluding loans held in consolidated securitization. The fair value of these loans is estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The changes in the discount rates for loans held on our balance sheet reflect the expected returns of similar financial instruments available in the market and can be caused by changes in the market interest rates, expected loan performance, and other factors. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $11.7 million and $23.1 million decrease, respectively, in the fair value of loans as of December 31, 2023 and a $8.7 million and $17.3 million decrease, respectively, as of June 30, 2024.

As of December 31, 2023 and June 30, 2024, we held $179.1 million and $135.1 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the condensed consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes and residual certificates issued as part of the consolidated securitization, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, their value is eliminated as part of the consolidation process. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $2.4 million and $4.8 million decrease, respectively, in the fair value of loans held in the consolidated securitization as of December 31, 2023, and a $1.7 million and $3.3 million decrease, respectively, as of June 30, 2024.

As of December 31, 2023 and June 30, 2024, we were also exposed to market discount rate risk on payable to securitization note holders of $141.4 million and $113.7 million, respectively. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $1.9 million and $3.7 million decrease, respectively, in the fair value of payable to securitization holders on the condensed consolidated balance sheet as of December 31, 2023, and a $1.3 million and $2.6 million decrease, respectively, as of June 30, 2024.

As of December 31, 2023 and June 30, 2024, we were also exposed to market discount rate risk on other financial instruments, including $41.0 million and $97.8 million of beneficial interest assets, respectively. Beneficial interest assets are estimated at fair value using a discounted cash flow model which considers projected defaults, losses and recoveries to project future losses and net cash flows on the underlying loans. We use two different discount rates for expected cash flows associated with demonstrated to-date credit performance and those associated with future credit performance. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $1.2 million and $2.4 million decrease, respectively, in the fair value of beneficial interest assets as of December 31, 2023, and a $2.4 million and $4.7 million decrease, respectively, as of June 30, 2024.
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

Upstart Holdings, Inc.

As of December 31, 2023 and June 30, 2024, we were exposed to credit risk on $977.3 million and $685.5 million, respectively, of loans held on our condensed consolidated balance sheets, excluding loans held in consolidated securitization. Loans bear fixed interest rates and are carried on our condensed consolidated balance sheets at fair value. As of December 31, 2023, a hypothetical 10% and 20% increase in credit risk would result in a $12.5 million and $25.0 million decrease, and as of June 30, 2024, a hypothetical 10% and 20% increase in credit risk would result in a $8.4 million and $16.8 million decrease in the fair value of loans, respectively.

As of December 31, 2023 and June 30, 2024, we held $179.1 million and $135.1 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the condensed consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes and residual certificates issued by the consolidated entities, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, the residual certificates value is eliminated as part of the consolidation process. A hypothetical 100 and 200 basis point increase in the credit risk would result in a $2.7 million and $5.2 million decrease, respectively, in the fair value of loans held in consolidated securitization as of December 31, 2023 and a $2.2 million and $4.3 million decrease, respectively, as of June 30, 2024.

We are also exposed to credit risk on beneficial interest assets and beneficial interest liabilities held on the condensed consolidated balance sheet of $41.0 million and $4.2 million, respectively, as of December 31, 2023, and $97.8 million and $11.2 million, respectively, as of June 30, 2024. A hypothetical 10% and 20% increase in credit risk spread would result in a $9.1 million and $16.7 million decrease, respectively, in the fair value of beneficial interest assets held on our condensed consolidated balance sheet, and would result in a $5.6 million and $11.2 million increase in the fair value of beneficial interest liabilities on our condensed consolidated balance sheet, respectively, as of December 31, 2023. A hypothetical 10% and 20% increase in credit risk spread would result in a $22.6 million and $45.7 million decrease, respectively, in the fair value of beneficial interest assets, and would result in a $5.8 million and $11.8 million increase in the fair value of beneficial interest liabilities, respectively, as of June 30, 2024.

Counterparty Risk

We are subject to risk that arises from our derivative financial instruments, line of credit receivable, beneficial interests, warehouse facilities, and third-party custodians. These activities generally involve an exchange of obligations with unaffiliated lenders or other individuals or entities, referred to in such transactions as “counterparties”. If a counterparty were to default or otherwise fail to perform, we could potentially be exposed to loss if such counterparty were unable to meet its obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among multiple such counterparties, and placing contractual limits on the amount of dependence on any single counterparty.

As of December 31, 2023 and June 30, 2024, we held $467.8 million and $560.6 million, respectively, related to cash and restricted cash in business checking accounts and interest-bearing deposit accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our condensed consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation, or FDIC. We reduce credit risk by placing our cash and restricted cash in reputable institutions.

Upstart Holdings, Inc.
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

An increase or decrease in interest rates may also impact our exposure to interest rate risk on our warehouse credit facilities. As of December 31, 2023 and June 30, 2024, we were exposed to interest rate risk on $387.4 million and $258.2 million, respectively, under our warehouse credit facilities, which bear floating interest rates. Changes in interest rates may impact our cost of borrowing. We have entered into interest rate cap agreements in connection with our warehouse credit facilities with an aggregate notional amount of $268.8 million. The interest rate caps provide protection to the credit facilities against exposure to changes in cash flows to the extent the 1-month SOFR exceeds the strike rate. The Upstart Auto Warehouse Trust interest rate cap matures in April 2029 and the Upstart Loan Trust interest rate cap matures June 2025. Refer to “Note 4. Derivative Financial Instruments” for further details.
Equity Investment Risk

Our non-marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our investments.

Our non-marketable equity investments are in equity securities of privately-held companies without readily determinable fair values. We elected to account for each such investment using the measurement alternative which is cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment and is inherently complex due to the lack of readily available market data. We consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of each investment. We also assess our non-marketable equity securities for impairment on a quarterly basis. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations. Adjustments and impairments are recorded in other expense on the condensed consolidated statements of operations and comprehensive loss upon recognition of such adjustments or impairments. As of December 31, 2023 and June 30, 2024, the carrying value of our non-marketable equity securities, which do not have readily determinable fair values, totaled $41.3 million.

Upstart Holdings, Inc.
ITEM 4. CONTROLS AND PROCEDURES
a.Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
c.Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•If we are unable to maintain diverse and resilient loan funding to our marketplace from institutional investors or successfully manage risks associated with committed capital and other co-investment arrangements, our growth prospects, business, financial condition and results of operations could be adversely affected.
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
•If we are unable to approve a significant number of borrowers for loans through our marketplace, our growth prospects, business, financial condition and results of operations would be adversely affected.
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

Upstart Holdings, Inc.
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

Uncertainty, volatility and negative trends in general economic conditions historically have created a difficult operating environment for our industry. Many factors, including factors that are beyond our control, have impacted and will continue to impact our business, financial condition and results of operations by affecting the supply of capital to our marketplace from our lending partners and institutional investors, the demand by borrowers of Upstart-powered loans, and borrowers’ ability and willingness to repay their loans. These factors include, but are not limited to, interest rates, inflation, personal savings rates, U.S. politics and presidential elections, fiscal and monetary policies, unemployment levels, disruptions in the banking sector, lower consumer confidence, reduced consumer discretionary spending, conditions in the housing market, immigration policies, gas prices, energy costs, government shutdowns, trade wars and delays in tax refunds, as well as events such as natural disasters, acts of war, geopolitical conflicts, terrorism, catastrophes and pandemics. If any of these factors negatively affect borrowers, lending partners or institutional investors, or if we are unable to mitigate the risks associated with them, our business, financial condition and results of operations could be adversely affected.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
If we are unable to maintain diverse and resilient loan funding to our marketplace from institutional investors or successfully manage risks associated with committed capital and other co-investment arrangements, our growth prospects, business, financial condition and results of operations could be adversely affected.

Our business depends on sourcing and maintaining diverse and resilient loan funding from institutional investors to our marketplace. The institutional investors provide loan funding to our marketplace by purchasing whole loans, pass-through certificates and asset-backed securities. Out of the total principal of loan originations facilitated on our marketplace during the six months ended June 30, 2024, 57% were purchased by institutional investors. The availability and capacity of loan funding from institutional investors depend on many factors that are outside of our control, such as economic and market conditions, interest rates, liquidity in the capital markets and regulatory reforms. While we have experienced funding constraints since 2022 due to the macroeconomic environment, we believe the market sentiment from institutional investors has started to improve and we have since increased the loan funding capacity. We cannot be sure that the existing funding sources will continue to be available, or any new funding source will become available, on commercially reasonable terms or at all. Decreased funding from institutional investors has negatively impacted our business in the past, and may negatively impact us in the future. Any sustained decline in investor demand for Upstart-powered loans or securities secured by such loans for any reason, including due to adverse economic conditions or due to any increase in delinquencies, defaults or losses beyond our expectation, may adversely affect our financial results.

A significant portion of our loan funding from institutional investors comes from committed capital and other co-investment arrangements. These arrangements may include terms that provide downside risk protection, subject to certain limits and conditions. In particular, we have agreed to compensate investors, subject to a limit, if credit performance on the loans under these arrangements deviates from our initial expectations. As such, if the loans do not perform as expected due to unexpected shifts in borrower behaviors, ability to pay or otherwise or our models’ expectation for credit performance is inaccurate for any reason, our financial results could be adversely impacted. As of June 30, 2024, our maximum exposure to losses under these committed capital and other co-investment arrangements was approximately $260 million. This amount has grown from approximately $40 million as of June 30, 2023, as we have entered into more committed capital and other co-investment arrangements. As the amount of our maximum exposure to losses under these arrangements grows and may continue to grow in the future, risks associated with committed capital and other co-investment arrangements could have a greater impact on our business, financial condition and results of operation. Committed capital and other co-investment arrangements have negatively impacted our financial results through unfavorable fair value adjustments and may continue to do so in the future. We may also experience declines in revenue and transaction volume if existing committed capital or other capital arrangements do not provide funding on the agreed upon terms or we fail to secure additional committed capital or other capital arrangements in the future on commercially reasonable terms or at all. Moreover, the capital arrangements that we have recently entered into during a high interest rate environment, such as the committed capital and other co-investment arrangements, may become more costly if interest rates fall and the terms of such arrangements remain through a full economic cycle. Despite our efforts, we may continue to experience funding constraints and cannot be certain if any measures we have taken, such as committed capital or other co-investment arrangements, or will take to address or mitigate the effects of funding constraints, will be sufficient or successful. In the event of funding constraints, we may not be able to maintain our current loan origination volume without incurring substantially higher funding costs, agreeing to terms that are not favorable to us or relying on our balance sheet to support funding, each of which could adversely affect our business, financial condition and results of operations.

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

Our ability to attract potential borrowers, and thus increase loan originations on our marketplace, depends in large part on our ability to effectively evaluate the creditworthiness of borrowers and likelihood of default and, based on that evaluation, offer competitively priced loans. Our overall operating efficiency and margins further depend in part on our ability to maintain a high degree of automation in our loan application process and achieve incremental improvements in the degree of automation. If our AI models fail to adequately predict the creditworthiness of borrowers and the likelihood of default due to the design of our models or programming or any other errors or inaccuracies, and our AI models do not detect or account for such errors or inaccuracies, or any of the other components of our credit decision process fails, we may experience higher than forecasted losses on loans. Any of the foregoing could result in sub-optimally priced loans or incorrect approvals or denials of loans, any of which may lead to lower demand by borrowers and reduce loan originations and our revenue. Moreover, in addition to reduced borrower demand, higher than expected losses on Upstart-powered loans could further harm our ability to attract capital to our marketplace. Our lending partners and institutional investors may decide to limit their funding or reduce the number of loans or types of loans they fund if they experience higher than expected losses on their cost of funds due to underperformance of the loans. The underperformance of Upstart-powered loans as compared to the expectations set by our AI models can have a negative impact on our financial results as while subject to certain limits, we are obligated to provide downside risk protection to our capital partners and compensate them for any deviation in expected credit performance of the loans sold in connection with the committed capital and other co-investment arrangements. It may also hinder our ability to increase the size of, or enter into new, debt facilities or other financing arrangements.

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

If we are unable to approve a significant number of borrowers for loans through our marketplace, our growth prospects, business, financial condition and results of operations would be adversely affected.

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

While we continue to improve the accuracy of our AI models, which we believe is key to our long-term success, such improvements may not lead to more borrowers being approved on our platform. These improvements have led us in the past and may lead us in the future to reevaluate our credit decisioning process, including the risks associated with certain borrowers. Changes in borrower default patterns and increases in the numbers of borrowers who default have in the past and could in the future result in fewer borrowers being approved for loans on our platform. In addition, our lending partners' credit requirements and the target returns our institutional investors and lending partners demand in order to provide capital to our marketplace have, and could continue to, negatively impact our ability to extend loan offers with competitive terms or at all to certain borrowers on our marketplace. If we are not able to fill funding commitments by our institutional investors or lending partners, we risk jeopardizing our current or future supply of capital to our marketplace.

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

Our success depends in significant part on the participation of our lending partners in our marketplace. In the six months ended June 30, 2024, 85% of our total revenue was generated from platform, referral and servicing fees that we receive from our lending partners. Our lending partners also provide loan funding to our marketplace by retaining a significant portion of the loans facilitated through our marketplace. Out of the total principal of loan originations facilitated on our marketplace during the six months ended June 30, 2024, 27% were retained by our lending partners. If we are unable to keep existing lending partners or attract new lending partners to our marketplace, or if we are unable to maintain or increase the portion of loans retained by the lending partners, our financial performance could suffer.

Our lending partners may suspend, limit or cease their participation in our marketplace for a number of reasons. While lending partners’ loan funding to our marketplace has started to improve, we have experienced a reduction of loan originations by lending partners in the past due to disruptions in the banking sector and adverse macroeconomic conditions. If our lending partners continue to suspend, limit or cease their operations or terminate their relationships with us, the number of loans facilitated through our marketplace will decrease and our revenue will be adversely affected. Moreover, new lending partners may find our sales and onboarding process to be long and unpredictable. If we are unable to timely onboard our lending partners, or if our lending partners are not willing to work with us to complete an onboarding process, our results of operations could be adversely affected.

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

Upstart Holdings, Inc.
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

For the six months ended June 30, 2024, we incurred a net loss of $119.1 million. We have expended, and intend to continue to expend, significant funds to develop and improve our proprietary AI models, attract additional borrowers to our marketplace, enhance the features and overall user experience on our platform, expand loan product offerings and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We have incurred, and expect to incur in the future, significant losses for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses would prevent us from being profitable. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

Upstart Holdings, Inc.
If we are unable to manage risks associated with the loans on our balance sheet, our business, financial condition and results of operations may be adversely affected.

We have held more Upstart-powered loans on our balance sheet in recent years and may continue to do so in the future. We have used, and may continue to use, our balance sheet to support our research and development activities for new loan products and borrower segments. In addition to research and development activities, we have used and may continue to use our balance sheet to purchase loans from lending partners to address fluctuations in supply and demand in our marketplace and periodically sell these loans to institutional investors prior to their maturity. Out of the total principal of loan originations facilitated on our marketplace during the six months ended June 30, 2024, 16% were held on our balance sheet, excluding loans held in consolidated securitization. As of June 30, 2024, we held $685.5 million of loans on our balance sheet, excluding loans held in consolidated securitization. We hold loans on our balance sheet at fair value and estimate fair value using a discounted cash flow methodology. An increase in the market interest rates reduces the fair value of loans held on our balance sheet by increasing the discount rate used to determine fair value under the discounted cash flow methodology. Currently, we are in a high interest rate environment. The high interest rates have negatively affected the fair value of loans held on our balance sheet and may continue to do so in the future. In addition, for these loans and any future loans to be held on our balance sheet, we bear the credit risk in the event of borrower default. Our exposure to rising borrower default rates and their volatility has increased, and may continue to increase, as we hold more Upstart-powered loans on our balance sheet. The R&D loans make up a substantial portion of the loans held on our balance sheet and are generally more risky and more likely to default than the core personal loans. Recently, the default rates and charge-offs for these loans have been higher than expected for certain loan categories, and consequently, we had to make unfavorable fair value adjustments to the loans on our balance sheet. These unfavorable fair value adjustments have negatively impacted our revenue, and if we continue to experience higher than expected default rates or the loans otherwise fail to perform as expected, we would need to make additional unfavorable fair value adjustments in the future, which would negatively impact our revenue. It is also possible that we may recognize a loss if we sell the loans held on our balance sheet, such as the R&D loans, at an unfavorable price. Furthermore, a portion of our revenue is interest income derived from the loans held on our balance sheet, and if we increase the amount of loans held on our balance sheet, we become more dependent on interest income as a source of revenue and become more vulnerable to credit risk and borrower defaults associated with these loans. From a liquidity perspective, the growing amount of loans on our balance sheet increases our liquidity risk. We cannot be certain whether we will be able to sell these loans, or any future loans to be put on our balance sheet, on commercially reasonable terms or at all. If we are unable to do so, it is possible that our ability to meet our operational needs and obligations may be disrupted. Moreover, the use of our balance sheet diverts financial resources from other uses, such as improving our products and services, which could have an adverse effect on our results of operations.

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

Upstart Holdings, Inc.

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
•the availability and integrity of our network, products and services or infrastructure, or actual or perceived security breaches or incidents experienced by us or third parties that we rely on to operate our business;
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

Upstart Holdings, Inc.
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

The servicing fees generated by our loan servicing activities for the loans sold to institutional investors and contributed to asset-based securitizations and pass-through certificate transactions also represent a material portion of our earnings. There is no assurance that our institutional investors will continue to purchase loans or securities (either through whole loan sales, asset-backed securities, pass-through certificate issuances or other direct or indirect purchase arrangements) or that they will continue to purchase loans in transactions that generate the same spreads and/or fees that we have historically obtained. During the six months ended June 30, 2024, we sold loans that had been originated in an earlier, lower interest rate environment. We recognized losses on these sales which reduced our revenue. As we hold more loans on our balance sheet, our business, financial condition and results of operation could be adversely affected, including further reductions in revenue. Factors that may affect demand by institutional investors for Upstart-powered loans include:

•competition in the whole loan sales markets where we compete with loan originators who can sell either larger loan portfolios or loans that have characteristics, pricing and terms that may be perceived to be more desirable to certain institutional investors than those offered in Upstart-powered loans that comprise our whole loan sales;

Upstart Holdings, Inc.
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

In connection with our committed capital and other co-investment arrangements, we have agreed to compensate, subject to a limit, if credit performance on the loans deviates from expectations. As of June 30, 2024, our maximum exposure to losses under these committed capital and other co-investment arrangements was approximately $260 million. See “Note 5. Beneficial Interests” for more information. Committed capital and other co-investment arrangements could negatively impact our financial results. We may also experience declines in revenue and loan volume if existing committed capital or other capital arrangements do not provide funding on the agreed upon terms or we fail to secure additional committed capital or other capital arrangements on commercially reasonable terms, or at all.

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

Our top three lending partners originate a significant portion of loans on our marketplace. In the six months ended June 30, 2024, our top three lending partners collectively originated 80% of the Transaction Volume, Number of Loans and accounted for 72% of our total revenue. There are no minimum commitments to originate any loans under the agreements we have with our lending partners. If our top three lending partners were to suspend, limit or cease their operations or otherwise terminate their relationship with us, our business, financial condition and results of operations would be adversely affected. As of June 30, 2024, we had more than 100 lending partners participating on our marketplace, and we continue to expand our lending partnerships to new participants. If we are unable to continue to increase the participation by other lending partners on our marketplace, we will continue to be reliant on a small number of lending partners for a significant portion of loan originations and revenue, which could harm our business.

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

We believe maintaining a strong brand and trustworthy reputation is critical to our success and our ability to attract borrowers to our marketplace, attract new lending partners, maintain diverse and resilient loan funding and sustain good relations with regulators. Factors that affect our brand and reputation include: perceptions of AI, our industry and our company, including the quality and reliability of our AI lending marketplace; the accuracy of our AI models; characterizations of our company as a traditional lending company due to the amount of loans held on our balance sheet; perceptions regarding the application of AI to consumer lending specifically and that algorithmic lending is inherently biased; perceptions of rate exportation and the bank partnership model; the reputation of the vehicle dealerships with which we partner; loan funding to our marketplace; changes to the Upstart marketplace; our ability to effectively manage and resolve borrower complaints; collection practices; privacy and security practices; litigation, such as class action and shareholder derivative lawsuits described in “Legal” section under “Note 12. Commitments and Contingencies”; regulatory activity; and the overall user experience of our marketplace. Negative publicity or negative public perception of these factors, even if inaccurate, could adversely affect our brand and reputation.

For example, consumer advocacy groups, state legislatures, politicians and certain government and media reports have advocated governmental action to prohibit or severely restrict consumer loan arrangements where banks contract with a third-party platform such as ours to provide origination assistance services to bank customers. These arrangements have sometimes been criticized as “renting-a-bank charter” or “rent-a-bank”. Such criticism has frequently been levied in the context of payday loan marketers, though other entities operating programs through which loans similar to Upstart-powered loans are originated have also faced criticism. The same groups, as well as state legislative bodies, are now challenging the right of state-chartered banks to export their rates to other states, which sometimes allows out-of-state banks to charge consumers higher rates than in-state lenders. A few states have proposed legislation prohibiting out-of-state, state-chartered banks from lending at rates higher than the state usury limit or at rates set by the states’ licensed-lending laws, and at least one state has passed such legislation. The high-interest loans that have been subject to more frequent criticism and challenge are fundamentally different from Upstart-powered consumer loans in many ways, including that Upstart-powered loans typically have lower interest rates and longer terms, and Upstart-powered loans do not renew. In particular, interest rates of Upstart-powered loans have always been and are currently less than 36% APR, as compared to the triple-digit interest rates of many payday or small dollar loans that have been subject to such criticism. However, states that are addressing their rent-a-bank and rate exportation concerns through legislation may impact our marketplace if the state rate limit is below 36%. Where that happens, our state-chartered lending partners may need to scale back lending on our marketplace to comply with state laws or terminate their participation in our marketplace, leading to a reduction in origination volume. It could also negatively impact demand for Upstart-powered loans, our ability to attract new lending partners, our ability to attract loan funding to our marketplace or reduce the number of potential borrowers to our marketplace. Any of the foregoing could adversely affect our results of operations and financial condition.

Upstart Holdings, Inc.

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

AI and related technologies are subject to public debate and heightened regulatory scrutiny. The Consumer Financial Protection Bureau (“CFPB”) recently indicated that AI remains a regulatory hot topic for the agency including the use of complex credit scoring models as part of the loan underwriting process. The agency has taken several steps to increase regulatory scrutiny of financial technology companies that rely on AI. In April 2023, the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the CFPB, and the Equal Employment Opportunity Commission (“EEOC”) released a joint statement on AI demonstrating their interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations, and in October 2023, President Biden signed an Executive Order aimed at protecting consumers against harms caused by AI. The Congressional Research Service released a report on April 3, 2024 on the use of AI and machine learning in financial services, noting that financial industry policymakers face competing pressures of providing beneficial technology and avoiding any consumer harm from such technology. In addition, recently, the Securities and Exchange Commission (the “SEC”) cautioned companies against “AI washing” and took enforcement actions against companies for their claims about the use of AI in their products and services. In June 2024, the Treasury Department also issued a request for information seeking public comments on the use of AI in the financial services sector and the opportunities and risks presented by developments and applications of AI within the sector. Any negative publicity or negative public perception of AI could negatively impact demand for our AI lending marketplace, hinder our ability to attract new lending partners or slow the rate at which lending partners adopt our AI lending marketplace. From time to time, certain advocacy groups have made claims that unlawful or unethical discriminatory effects may result from the use of AI technology by various companies, including ours. Such claims, whether or not accurate, and whether or not concerning us or our AI lending marketplace, may harm our ability to attract prospective borrowers to our marketplace, retain existing and attract new lending partners and achieve regulatory acceptance of our business.

Upstart Holdings, Inc.
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

We have been subject to other governmental inquiries on this topic. See the risk factor titled “—We have been in the past and may in the future be subject to federal and state regulatory inquiries regarding our business” for more information. The CFPB issued a final rule in June 2024 that will require us and other non-bank entities to report any public regulatory or court orders related to violations of consumer protection laws in a registry that will be available to the public, which can impact our public perception and reputation. Negative public perception, actions by advocacy groups or legislative and regulatory interest groups could lead to lobbying for and enactment of more restrictive laws and regulations that impact the use of AI technology in general, AI technology as applied to lending operations generally or as used in our applications more specifically. Any of the foregoing could negatively impact our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and the emergence of AI and related technologies. Recent financial, political and other events, including disruptions in the banking sector, may increase the level of regulatory scrutiny on financial technology companies. One state has gone so far as to pass an AI Act that requires certain companies using “high-risk” AI to disclose such use and how the algorithms work to consumers. As we expand our business into new markets, introduce new loan products and continue to improve and evolve our AI models, regulatory bodies or courts may claim that we are subject to additional requirements. Such regulatory bodies could reject our applications for licenses or deny renewals, delay or impede our ability to operate, charge us fees or levy fines or penalties, commence investigations or inquiries into our business practices, or otherwise disrupt our ability to operate our AI lending marketplace, any of which could adversely affect our business, financial condition and results of operations. For example, in February 2024, the CFPB published a decision and order in a supervisory designation proceeding against a non-bank installment lender that officially established the CFPB’s supervisory authority over such lenders due to the risk the non-bank lender posed to consumers. The CFPB opined that risk does not need to be based on a violation of law. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. Related to automotive lending, in January 2023, the CFPB and the New York Attorney General filed a complaint against an auto lender that criticized the profit-driven model in auto lending. The CFPB then entered into consent orders with several auto lenders as the year progressed, related to unfair or deceptive fees and servicing practices. In July 2024, the CFPB entered into a consent order with a large bank for unlawful repossession practices. With regulators actively scrutinizing the auto lending space, we may be subject to heightened scrutiny of the retail installment contracts we purchase and service. In addition, the Biden Administration recently announced a government-wide effort to eliminate “junk fees” which could subject our business practices to even further scrutiny. While what constitutes a “junk fee” remains undefined, the category of what may be considered a junk fee is ever growing. The CFPB has called out certain ancillary products and pay-to-pay fees charged by debt collectors, and FTC issued a final rule on junk fees as unfair and deceptive fees. These efforts, in conjunction with the New York Junk Fee Prevention Act passed in February 2024, signal that the “junk fee” initiative is likely to continue to broaden in scope. We may be subject to scrutiny should the “junk fee” initiative expand to include fees directly associated with consumer lending products.

Moreover, the CFPB has issued several interpretive statements and guidance documents that could impact our business practices including, but not limited to, a September 2023 circular on compliance obligations under the Equal Credit Opportunity Act (“ECOA”) for companies that rely on complex algorithms when making credit decisions and the fall 2023 statements on junk fees and, with the DOJ, on fair lending for non-citizens. More recently, the CFPB published a circular that criticized the use of boilerplate language in consumer agreements where such language would be unlawful if enforced against the particular consumer agreeing to the contract. The CFPB also issued an interpretive rule expanding states’ authority to enforce requirements of federal consumer financial laws, including the ECOA. State regulators have also increased the level of regulatory scrutiny on financial technology companies and the bank partnership model. For example, Colorado opted out of the federal law that allows out-of-state, state-chartered banks to export their rates to Colorado. While Colorado’s opt-out is currently enjoined from becoming effective, at least three additional states have followed Colorado and proposed legislation to end the rate exportation in their states allowed under federal law for out-of-state, state-chartered banks. Massachusetts also recently used its unfair, deceptive or abusive acts or practices (“UDAAP”) law to find that a fintech company that partnered with a federally insured, state-chartered bank to offer loans in the state was the “true lender” of the loans, and required the fintech company to permanently cease all business in Massachusetts. Increased scrutiny of bank partnership arrangements continues, as states codify laws to determine who is the true lender for certain loans with the goal of regulating either the non-bank partner or limiting the rate that can be charged and/or collected. Moreover, the OCC, FDIC, and the Board of Governors of the Federal Reserve System issued joint guidance indicating they intend to use their supervisory authority (i.e. exams) to review bank third-party relationships with financial technology companies including a review of third-party business practices that could pose a risk of potential consumer harm that could impact the safety and soundness of the banks subject to agency supervision. The agencies have also issued statements on the topic. Should the agencies examine or issue consent orders against any of our lending partners, such actions may involve a review of our business practices to determine whether they pose a risk to the safety and soundness of those lending partners.

Upstart Holdings, Inc.
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

Our success depends in part on our loan servicing and collection efforts. In the six months ended June 30, 2024, 26% of our revenue was generated from loan servicing fees. The vast majority of Upstart-powered loans are not secured by any collateral, guaranteed or insured by any third party or backed by any governmental authority. As a result, we are limited in our ability to collect on such loans on behalf of our lending partners and institutional investors if a borrower is unwilling or unable to repay them. Where the loan is secured by an automobile, we could still be limited in our ability to collect on the loan if we cannot secure the automobile. The ability to collect on the loans is largely dependent on the borrower’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including, but not limited to, unemployment, divorce, death, illness, bankruptcy or the economic or social factors beyond personal circumstances of a borrower. In addition, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. It is possible that a higher percentage of consumers will seek protection under bankruptcy or debtor relief laws as a result of the current inflationary environment, the possibility of a recession and market volatility. Federal, state, or other restrictions could impair our ability to collect amounts owed and due on the loans facilitated through our marketplace, reduce income received from the loans facilitated through our marketplace, or negatively affect our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
We are the loan servicer for most loans facilitated through our marketplace, including the loans that are sold as part of whole loan sales, contributed to asset-backed securitizations and pass-through certificate transactions, and pledged in connection with warehouse credit facilities. Loan servicing is a highly manual process and an intensely regulated activity. Errors in our servicing activities, including payment collection and charge-off processes, or failures to comply with our servicing obligations, have in the past and could in the future affect our internal and external reporting of the loans that we service, adversely affect our business and reputation and expose us to liability to borrowers, lending partners or institutional investors. In addition, we charge our loan holders a fixed percentage servicing fee based on the outstanding balance of loans serviced. If we fail to efficiently service or collect on such loans and the costs incurred exceed the servicing fee charged, our results of operations would be adversely affected. Moreover, the laws and regulations governing these activities, including licensing obligations and requirements, are subject to change. For institutional investors that are statutory trusts, there is now additional risk based on a court decision in the United States Court of Appeals for the Third Circuit, where the CFPB recently obtained a favorable decision that it has enforcement authority over these trusts when the trusts engage in providing financial products or services, such as collecting on delinquent debts. Overall, if we are unable to comply with such laws and regulations governing servicing activities, we could lose one or more of our licenses or authorizations, become subject to greater scrutiny by regulatory agencies or become subject to sanctions or litigation, which may have an adverse effect on our ability to perform our servicing obligations or make our marketplace available to borrowers in particular states. Any of the foregoing could adversely affect our business, financial condition and results of operations.

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

Our industry is driven by constant innovation. We utilize AI and machine learning, which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. There can be no assurance that research, data accumulation and development by other companies will not result in AI models that are superior to our AI models or result in products superior to those we develop or that any technologies, products or services we develop will be preferred to any existing or newly-developed technologies, products or services. If we are unable to compete with such companies or fail to meet the need for innovation in our industry, the use of our technology could stagnate or substantially decline, or our AI lending marketplace could fail to maintain or achieve more widespread market acceptance, which could harm our business, results of operations and financial condition.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

Security breaches, improper access to our or borrowers’ data, or other security incidents may harm our reputation, adversely affect our results of operations and expose us to liability.

We are increasingly dependent on information systems, services and infrastructure to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including personal information, credit information and other sensitive data of borrowers and potential borrowers. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of such sensitive information. We also have arrangements in place with certain of our third-party vendors that require us to share consumer information. We have outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may in turn subcontract or outsource some of their responsibilities to other third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, are large and complex, with many points of entry and access. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks. Any vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, lending partners, institutional investors, or by malicious threat actors. While we continuously mature our security controls to address the evolving threat landscape, such measures will not provide absolute security, and we cannot assure you that our remediation efforts will be successful. Cybersecurity attacks are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. These risks may be heightened in connection with geopolitical conflicts.

In addition to the extraction of sensitive information, cyber attacks could result in compromising the integrity or availability of our information systems, products and services or infrastructure to operate our business and the confidentiality of our and borrowers’ data. Such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means. The prevalent use of mobile devices increases the risk of data security incidents. Further, our Digital First working environment could increase the risks of security breaches and incidents as more of our employees are accessing our services and infrastructure remotely, reducing physical and social security controls on employee monitoring.

Upstart Holdings, Inc.
We also face indirect technology, cybersecurity and operational risks relating to the borrowers, lending partners, institutional investors, vendors and other third parties with whom we do business or upon whom we rely on to facilitate or enable our business activities. Security breaches and attacks on our information systems and infrastructure, those of our business partners, including third-party vendors, lending partners and dealerships, or those of other third parties that our business rely on to operate our business may cause interruptions to the services we provide, degrade the user experience of our products and services, cause our customers, borrowers or business partners to lose confidence and trust in us, or harm our transaction volume, revenue or future growth prospects. Significant disruptions to information technology systems or other security incidents within our company, our lending partners and dealerships, or third parties that we or they do business with could adversely affect our business operations and result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us. When security breaches, incidents or attacks impact information systems of third parties, we may not always have control over security measures or responses to such events. For example, a recent cyber attack on CDK Global, a third-party vendor that provides customer relationship management and deal management services solutions to dealerships, temporarily disrupted dealership operations nationwide. While we promptly implemented workaround solutions to support our dealer partners and thus the business impact to our company was minimal, the dealers were impacted in their ability to make sales and provide auto loans. Our use of AI technology may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI technology may be used in connection with certain types of cybersecurity attacks, resulting in heightened risks of security breaches and incidents.

Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we, our businesss partners or any third parties that we rely on to operate our business may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity following a breach, which may cause borrowers and potential borrowers to lose confidence in the effectiveness of our security measures for our products and enterprise. Any security breach or incident, whether actual or perceived, would harm our reputation and ability to attract new borrowers to our marketplace.

In addition, any security compromise in our industry or industries that we rely on to conduct our business, whether actual or perceived, or information technology system disruptions, whether from attacks on our technology environment or from computer malware, natural disasters, terrorism, war, geopolitical conflicts, or telecommunication or electrical failures, could interrupt our business or operations, harm our reputation, erode borrower confidence, negatively affect our ability to attract new borrowers, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our business and results of operations.

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

Upstart Holdings, Inc.
While we regularly monitor activity inside and outside the company, attackers have become very sophisticated in their tactics and techniques, and we may not be aware that we have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information or other sensitive information that we or our vendors maintain, including our own proprietary business information and sensitive information such as personal information regarding borrowers, loan applicants or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of data, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors to comply with our privacy, confidentiality or data security-related legal or other obligations to our lending partners or other third parties, actual or perceived security breaches, or any security incidents or other events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause our lending partners and other third parties to lose trust in us or we could be subject to claims by our lending partners and other third parties that we have breached our privacy- or confidentiality-related obligations, which could harm our business and prospects. Moreover, security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. There can be no assurance that our security measures intended to protect our services and infrastructure will successfully prevent service interruptions or security incidents. For example, in April 2020, we were made aware of a software error which allowed access to certain consumers’ accounts through the Upstart website without providing such consumers’ passwords. As a result, certain of such consumers’ personal information, such as their name, address and job information (but not full social security information), could have been accessed by a third party. We promptly deployed an update to our software to address such vulnerability and conducted an internal investigation. We are not aware of any information being compromised as a result of this error. We cannot provide any assurance that similar vulnerabilities will not arise in the future as we continue to expand the features and functionalities of our platform and introduce new loan products on our platform, and we expect to continue investing substantially to protect against security vulnerabilities and incidents.

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

We rely on our proprietary AI models, which are statistical models built using a variety of data-sets. Our AI models rely on a wide variety of data sources, including data collected from applicants and borrowers, credit bureau data, and our credit experience gained through monitoring the payment performance of borrowers over time. Under our agreements with our lending partners, we receive licenses to use data collected from loan applicants and borrowers. The CFPB has proposed rules on “open banking” and who qualifies as a credit reporting agency that would give consumers certain rights in deciding how companies like us can use their personal financial data, and also proposed additional restrictions and requirements on companies that use such data. If we are unable to access and use data collected from applicants and borrowers, data received from credit bureaus, repayment data collected as part of our loan servicing activities, or any other data for our AI models, or our access to such data is limited, our ability to accurately evaluate potential borrowers, detect fraud and verify applicant data would be compromised. Any of the foregoing could negatively impact the accuracy of our pricing decisions, the degree of automation in our loan application process and the volume of loans facilitated on our marketplace. In addition, if we were required to share all of the unique data we collect from applicants and borrowers with third parties, that could lessen Upstart’s competitive advantage.

Third-party data sources on which we rely include the consumer reporting agencies regulated by the CFPB and other alternative data sources. Such data is electronically obtained from third parties and used, for example, in our AI models to price applicants and in our fraud models to verify the accuracy of applicant-reported information. Data from national credit bureaus and other consumer reporting agencies, as well as other information that we receive from third parties about an applicant or borrower, may be inaccurate or may not accurately reflect the applicant or borrower’s creditworthiness for a variety of reasons, including inaccurate reporting by creditors to the credit bureaus, errors, staleness or incompleteness. Loan applicants’ credit scores may not reflect such applicants’ actual creditworthiness because the credit scores or data underlying those credit scores may be outdated, incomplete or inaccurate. Although regulatory protections, such as ECOA and the Fair Credit Reporting Act, are in place to afford consumers the right to dispute inaccuracies and despite the fact that we use numerous third-party data sources and multiple credit factors within our proprietary models, which helps mitigate this risk, it does not eliminate the risk of an inaccurate individual report.

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

In our asset-backed securitizations, pass-through certificate transactions, warehouse credit facilities and whole loan sale arrangements, we make numerous representations and warranties concerning the characteristics of the Upstart-powered loans sold and transferred in connection with such transactions, including representations and warranties that the loans meet the eligibility requirements of those facilities and of institutional investors. If those representations and warranties were not accurate when made and are not timely cured or incurable, we may be required to repurchase the underlying loans. Failure to repurchase such loans could constitute a default, an event of default or termination event under the agreements governing our various arrangements or transactions and could require us to indemnify certain financing parties. Through June 30, 2024, the number of repurchased Upstart-powered loans as a result of inaccurate representations and warranties represents less than 1% of all Upstart-powered loans. While only a small number of Upstart-powered loans have been historically repurchased by us, there can be no assurance that we would have adequate cash or other qualifying assets available to make such repurchases if and when required. Such repurchases could be limited in scope, relating to small pools of loans, or significant in scope, across multiple pools of loans. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, our business, financial condition and results of operations could be adversely affected. In addition, a high volume of repurchases due to a breach of such representations and warranties could have an adverse impact on our reputation as a loan seller and servicer.

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

Due to the consumer-oriented nature of our business and the application of certain laws and regulations, participants in our industry are regularly named as defendants in litigation alleging violations of federal and state laws and regulations and consumer law torts, including fraud. Many of these legal proceedings involve alleged violations of consumer protection laws. The CFPB recently issued a final rule that would require non-bank entities like us to report any public orders related to violations of consumer protection laws in a registry that will be made available to the general public, potentially increasing litigation and regulatory scrutiny. In addition, we have been in the past and may in the future be subject to litigation, claims, examinations, investigations, legal and administrative cases and proceedings related to the offer and sale of Upstart-powered loans.

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

The long-term impact of operating with a Digital First workforce on our business, financial condition and results of operations is uncertain.

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

Upstart Holdings, Inc.

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

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other data points that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and assumptions which we believe are critical in understanding and evaluating our financial results include: (i) fair value determinations; (ii) stock-based compensation; (iii) consolidation of VIEs; and (iv) the evaluation for impairment of goodwill and acquired intangible assets. The judgments and assumptions used in accounting conclusions related to committed capital and other co-investment arrangements are especially complex. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.

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

Upstart Holdings, Inc.
Weaknesses in our disclosure controls and internal control over financial reporting have been discovered in the past and may be discovered in the future. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to identify or prevent future material weaknesses or deficiencies. The nature of our business is such that our financial statements involve a number of complex accounting policies, many of which involve significant elements of judgment, including determinations regarding the consolidation of variable interest entities, determinations regarding the fair value of financial assets and liabilities (including loans, line of credit receivable, notes receivable, payable to securitization note holders and residual certificate holders, servicing assets and liabilities, and trailing fee liabilities) and the appropriate classification of various items within our financial statements. See Note 1 to our condensed consolidated financial statements for more information about our significant accounting policies. The inherent complexity of these accounting matters and the nature and variety of transactions in which we are involved require that we have sufficient qualified accounting personnel with an appropriate level of experience and controls in our financial reporting process commensurate with the complexity of our business. While we believe we have sufficient internal accounting personnel and external resources and appropriate controls to address the demands of our business, we expect that the growth and development of our business will place significant additional demands on our accounting resources. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting. There can be no assurance that we will maintain internal control over financial reporting sufficient to enable us to identify or avoid material weaknesses in the future.

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

Our ability to operate our platform depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively which would allow competitors to duplicate our AI models or AI lending marketplace and adversely affect our ability to compete with them. We rely on a combination of copyright, trade secret, patent, trademark laws and other rights, as well as confidentiality procedures, contractual provisions and our information security infrastructure to protect our proprietary technology, processes and other intellectual property. While we have two patents issued, two patent applications allowed and two patent applications pending, we have limited patent protection and our patent application may not be successful. A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

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

We have significant vendors that provide us with a number of services to support our platform. If any third-party vendors fail to comply with applicable laws and regulations or comply with their contractual requirements, including failure to maintain adequate systems addressing privacy and data protection and security, we could be subject to service outages, regulatory enforcement actions and suffer economic and reputational harm that could harm our business. Further, we may incur significant costs to resolve any such disruptions in service or failure to provide contracted services, which could adversely affect our business.

The CFPB and each of the prudential bank regulators that supervise our lending partners have issued guidance stating that institutions under their supervision may be held responsible for the actions of the companies with which they contract. In addition, several state regulators have issued rules that impact how non-banks protect data that is shared by or with third parties. As a service provider to supervised entities and when subject to state laws on similar topics, we must ensure we have implemented an adequate vendor management program. We or our lending partners could be adversely impacted to the extent we fail to implement a vendor management system that is satisfactory to the CFPB and other regulators or our vendors fail to comply with the legal requirements applicable to the particular products or services being offered. Our use of third-party vendors is subject to increasing regulatory attention.

Upstart Holdings, Inc.

The CFPB and other regulators have also issued regulatory guidance that has focused on the need for financial institutions to perform increased due diligence and ongoing monitoring of third-party vendor relationships, including, for example, the June 2023 interagency guidance on third party risk management and the supplement guidance released for community banks issued in March 2024. Such guidance increases the scope of management involvement in connection with using third-party vendors. Moreover, if regulators conclude that we or our lending partners have not met the heightened standards for oversight of our third-party vendors, we or our lending partners could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions, which could have an adverse effect on our business, financial condition and results of operations.

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

When establishing the interest rates and structures (and the amounts and structures of certain fees constituting interest under federal and state banking laws, such as origination fees, late fees and non-sufficient funds fees) that are charged to borrowers on loans originated on our marketplace, our lending partners rely on certain authority under federal law to export the interest rate requirements of each lending partner’s home state. Further, we, our securitization vehicles and our institutional investors that purchase Upstart-powered loans originated by our lending partners rely on the ability, as subsequent holders of the loans, to continue charging the interest rates and fee structures and enforce other contractual terms agreed to between the lending partners and the borrowers, as permitted under federal banking laws. The current maximum annual percentage rate of the loans facilitated through our marketplace is 35.99%. In some states, the interest rates of certain Upstart-powered loans exceed the maximum interest rate permitted for consumer loans applicable to non-bank lenders to borrowers residing in, or that have nexus to, such states. Several states have also introduced legislation to prevent state-chartered banks from exporting their higher interest rates into the states choosing to opt out of the federal law that allows this practice. In addition, the rate structures for Upstart-powered loans may not be permissible in all states for non-bank purchasers and/or the amount or structures of certain fees charged in connection with Upstart-powered loans may not be permissible in all states for non-bank purchasers. Furthermore, other states have proposed or enacted additional limitations on interest rates and fees, such as laws in Illinois, Maine and New Mexico that cap interest rates on certain loans at an “all-in” 36% APR.

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

Upstart Holdings, Inc.
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

The scope and validity of the Second Circuit’s Madden decision remain subject to challenge and clarification. For example, the Colorado Administrator of the Colorado Uniform Consumer Credit Code, or the UCCC, reached a settlement with respect to complaints against two online lending platforms whose operations share certain commonalities with ours, including with respect to the role of lending partners originating loans and non-bank purchasers of such loans. The complaints included, among other claims, allegations, grounded in the Second Circuit’s Madden decision, that the rates and fees for certain loans could not be enforced lawfully by non-bank purchasers of bank-originated loans. Under the settlement, the banks and non-bank purchasers committed to, among other things, limit the annual percentage rates, or APR, on loans to Colorado consumers to 36% and take other actions to ensure that the banks were in fact the true lenders. The non-bank purchasers also agreed to obtain and maintain a Colorado lending license. In Colorado, this settlement created a helpful model for what constitutes an acceptable bank partnership model; however, Colorado passed legislation to opt out of the federal law that allows state-chartered banks to export their rates, with such law scheduled to become effective July 1, 2024 but was later subject to an injunction pending the outcome of a legal challenge of the law. Regardless, the settlement may also invite other states to initiate their own actions, and set their own regulatory standards through enforcement.

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

Effective October 2021, Maine updated its Consumer Credit Code to include a statutory “true lender” test, providing that an entity is a “lender” subject to certain requirements of the Consumer Credit Code if the person, among other things: (i) has the predominant economic interest in a loan; (ii) brokers, arranges, or facilitates a loan and has the right to purchase the loan; or (iii) based on the totality of the circumstances, appears to be the lender, and the transaction is structured to evade certain statutory requirements. Me. Rev. Stat. § 2-702. Connecticut and Minnesota codified a “true lender” test into their laws in 2023, which similarly focus on the totality of the circumstances or who has the “predominant economic interest” in the loans. Most recently, Washington passed a true lender law that became effective June 6, 2024. More states may also institute similar statutory “true lender” tests. The statutory “true lender” tests may increase the risk of true lender litigation in certain jurisdictions and impact how the tests are applied by courts and regulators in determining the true lender. They may also result in increased usury and licensing risk. Other states may take different paths to promulgate similar “true lender” restrictions, and if not through a legislative path, impacted parties may have little to no advance notice of new restrictions and compliance obligations.

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

Upstart Holdings, Inc.
Certain recent litigation and regulatory enforcement has challenged, or is currently challenging, the characterization of bank partners as the “true lender” in connection with programs involving origination and/or servicing relationships between a bank partner and non-bank lending platform or program manager. As noted above, the Colorado Administrator has entered into a settlement agreement with certain banks and non-banks that addresses this true lender issue, such settlement to end in 2025 or under the change to Colorado law to prohibit rate exportation to the state. Specifically, the settlement agreement sets forth a safe harbor indicating that a bank is the true lender if certain specific terms and conditions are met. However, other states could also bring lawsuits based on these types of relationships. For example, in June 2020, the Washington, DC Attorney General filed a lawsuit against online lender Elevate for allegedly deceptively marketing high-cost loans with interest rates above the Washington, DC usury cap. The usury claim is based on an allegation that Elevate, which was not licensed in Washington, DC, and not its partner bank, originated these loans, and was therefore in violation of the state’s usury laws. This case ultimately settled, with Elevate agreeing to charge rates only up to 24% and to refund consumers who were charged rates over what is allowed under Washington, DC law. A similar complaint against an online lender, Opportunity Financial, LLC (“OppFi”), was filed in early 2021, alleging that it rather than a bank originated these loans and the loans were therefore in violation of Washington, DC usury laws. The parties settled this case in November 2021, but OppFi faced similar allegations in a lawsuit it proactively filed in California to stop the state from enforcing state regulations against it. In June 2021, a putative class action lawsuit was filed against the online lender Marlette Funding LLC in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that the company, doing business as Best Egg, was the true lender of usurious loans, with a rate of interest far in excess of the 6% rate permitted to be charged in Pennsylvania by unlicensed non-banks, originated through a partnership with Cross River Bank (Case No. 21-CV-985). Furthermore, in April 2022, OppFi filed a lawsuit against the California Department of Financial Protection and Innovation in Los Angeles Superior Court, to challenge the Department’s application of California usury caps to loans originated on OppFi’s online platform. OppFi argued that the Department was applying a “true lender” test to several loans to California residents that exceeded the applicable California usury limit for small dollar loans, even though such test does not exist in California law. While OppFi received a favorable decision in October 2023 that denied California’s motion for preliminary injunction, in California and other states, there is an ongoing risk that government agencies and private plaintiffs will seek to challenge these types of relationships that are similar to our business model. Finally, in June 2024, the Massachusetts Attorney General entered into a settlement with a fintech company it believed to be the true lender of loans originated using the bank partnership model, relying on the state’s UDAAP authority to reach such a conclusion, rather than a state licensing or true lender law.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

We must comply with regulatory regimes or facilitate compliance with regulatory regimes on behalf of our lending partners that are independently subject to federal and/or state oversight by bank regulators, including those applicable to our referral and marketing services, consumer credit transactions, loan servicing and collection activities and the purchase and sale of whole loans and other related transactions. The current presidential administration has brought an increased focus on enforcement of federal consumer protection laws, notably those related to AI, and has appointed consumer-oriented regulators at federal agencies such as the CFPB and the OCC. It is possible that regulators in the current or future presidential administration could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our lending partners. These regulators may augment requirements that apply to loans facilitated by our marketplace, or impose new programs and restrictions, and could otherwise revise or create new regulatory requirements that apply to us (or our lending partners), impacting our business, operations, and profitability.

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

Upstart Holdings, Inc.
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
•the Fair Credit Reporting Act and Regulation V promulgated thereunder, imposes certain obligations on users of consumer reports and those that furnish information to consumer reporting agencies, including obligations relating to obtaining consumer reports, marketing using consumer reports, taking adverse action on the basis of information from consumer reports, addressing risks of identity theft and fraud and protecting the privacy and security of consumer reports and consumer report information, and the CFPB has proposed an overhaul to the Fair Credit Reporting Act that could add additional requirements thereunder;
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
•the Telephone Consumer Protection Act and the regulations promulgated thereunder, and similar state laws, which impose various consumer consent requirements and other restrictions in connection with telemarketing activity and other communication with consumers by phone, fax or text message, and which provide guidelines designed to safeguard consumer privacy in connection with such communications;
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

Certain states have adopted laws regulating and requiring licensing by parties that engage in certain activities regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, certain states and localities have also adopted laws requiring licensing for consumer debt collection or servicing and/or purchasing or selling consumer loans. While we believe we have obtained or are in the process of obtaining all necessary licenses, the application of some consumer finance licensing laws to our AI lending marketplace and the related activities we perform, as well as to our lending partners, is unclear. In addition, state licensing requirements may evolve over time, including, in particular, recent trends toward increased licensing requirements and regulation of parties engaged in loan solicitation, student loan servicing activities and debt collection. States also maintain licensing requirements pertaining to the transmission of money, and certain states may broadly interpret such licensing requirements to cover loan servicing and the transmission of funds to investors. If we or one of our lending partners were found to be in violation of applicable state licensing requirements by a court or a state, federal, or local enforcement agency, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties and other penalties or consequences, and the loans originated by our lending partners on our marketplace could be rendered void or unenforceable in whole or in part, any of which could have a material adverse effect on our business.

The CFPB has sometimes taken expansive views of its authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other agency could impact our business.

The CFPB, which commenced operations in July 2011, has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as the Truth in Lending Act and Regulation Z, ECOA and Regulation B, the Fair Credit Reporting Act and Regulation V, the Electronic Funds Transfer Act and Regulation E, among other regulations, and to enforce compliance with those laws. The CFPB supervises banks, thrifts and credit unions with assets over $10 billion and examines certain of our lending partners. Further, the CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including short-term, small dollar lenders, non-bank mortgage originators and servicers, and larger participants in other areas of financial services. The CFPB has also recently used a previously dormant provision of the Dodd Frank Act, to supervise other entities it has reason to believe pose risks to consumers even where no violation of law is identified, and is authorized to prevent “unfair, deceptive or abusive acts or practices” through its rulemaking, supervisory and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the loan products offered on our marketplace, and recently finalized a rule establishing a public registry for final orders issued against non-banks subject to CFPB enforcement actions. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request reports concerning our organization, business conduct, markets and activities and conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to consumers.

Upstart Holdings, Inc.
In May 2024, the Supreme Court ruled that the CFPB’s funding structure is constitutional, ending any uncertainty about the future of the CFPB and how its strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. In the aftermath, the CFPB increased hiring in its Enforcement Division and created a Repeat Offender Union. In February 2024, the CFPB published a decision and order in a supervisory designation proceeding against a non-bank installment lender that officially established the CFPB’s supervisory authority over such lenders due to the risk the non-bank lender posed to consumers. The CFPB opined that risk does not need to be based on a violation of law. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. The CFPB is positioned to use its examination and enforcement authority power, including safeguarding against algorithmic bias, in expanded ways. See the risk factor titled “—Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations” for more information.

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

Although we have committed resources to enhancing our compliance programs, future actions by the CFPB (or other regulators) against us, our lending partners or our competitors could discourage the use of our services or those of our lending partners, which could result in reputational harm, a loss of lending partners, borrowers or institutional investors, or discourage the use of our or their services and adversely affect our business, especially now that actions resulting in orders will be made public. If the CFPB changes regulations that were adopted in the past by other regulators and transferred to the CFPB by the Dodd-Frank Act, or modifies through supervision or enforcement past regulatory guidance or interprets existing regulations in a different or stricter manner than they have been interpreted in the past by us, the industry or other regulators, our compliance costs and litigation exposure could increase materially. This is particularly true with respect to the application of ECOA and Regulation B to credit risk models that rely upon alternative variables and machine learning, an area of law where regulatory guidance is currently uncertain and still evolving, and for which there are not well-established regulatory norms for establishing compliance.

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

Upstart Holdings, Inc.
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

We have also received inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. Any such inquiries or investigations could involve substantial time and expense to analyze and respond to, could divert management’s attention and other resources from running our business, and could lead to public enforcement actions or lawsuits and fines, penalties, injunctive relief, and the need to obtain additional licenses that we do not currently possess. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation, lead to additional investigations and enforcement actions from other agencies or litigants, and further divert management attention and resources from the operation of our business. Formal enforcement actions are generally made public, which also carries reputational risk. The market price of our common stock could decline as a result of the initiation of a regulatory investigation of Upstart or even the perception that such an investigation could occur, even in the absence of any finding by a regulator that we have violated any state or federal law. As a result, the outcome of legal and regulatory actions arising out of any state or federal inquiries we receive could be material to our business, results of operations, financial condition and cash flows and could have a material adverse effect on our business, financial condition or results of operations.

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

At the state level, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, requires, among other things, that covered companies provide disclosures to California residents and afford such persons new abilities to opt-out of certain sales or retention of their personal information by us. Aspects of the CCPA and its interpretation remain unclear. In addition, California voters approved Proposition 24 in the November 2020 election to create the California Privacy Rights Act, or CPRA, which amends and purports to strengthen the CCPA and created a state agency, the California Privacy Protection Agency, to enforce privacy laws. The CPRA amendments create obligations relating to consumer data as of January 1, 2023 (with a one-year lookback), and enforcement beginning March 29, 2024. Following the enactment of the CCPA, certain states, including but not limited to Texas, Virginia, Colorado, Maryland, Oregon and Utah, have enacted, and other states are proposing to enact, laws and regulations that impose obligations similar to the CCPA or that otherwise involve significant obligations and restrictions. While many of these laws include exemptions for information covered by the GLBA, and we therefore may be exempt from all or most obligations under many of these state privacy laws, some states may not provide for such exemptions, and such exemptions may not fully exempt us from compliance with state laws.

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

As the regulatory framework for AI and machine learning technology evolves, our business, financial condition and results of operations may be adversely affected.

The regulatory framework for AI and machine learning technology is evolving and remains uncertain. For example, in April 2023, the FTC, DOJ, EEOC and CFPB released a joint statement on potential “threats” posed by AI, such as contributing to discriminatory outcomes. Additionally, the CFPB published statements in May 2022 and September 2023 on the applicability of ECOA to AI and machine learning underwriting models when generating adverse action notices. Several federal agencies including the CFPB and Treasury Department have issued requests for information to investigate the impacts of AI on the provision of financial goods and services. There is also a significant amount of proposed legislation at the state and federal levels on AI governance and oversight. However, the language of the primary fair lending regulation (i.e. ECOA) remains unaltered. Therefore, it is possible that new laws and regulations will be adopted in the United States, or existing laws and regulations may be interpreted in new ways, that would affect the operation of our marketplace and the way in which we use AI and machine learning technology, including with respect to fair lending laws. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

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

Under our warehouse credit facilities, we may borrow up to an aggregate of $425.0 million to purchase unsecured personal loans and up to $50.0 million to purchase auto loans. Our warehouse credit facilities mature between December 2025 and June 2028, by which time the outstanding principal, together with any accrued and unpaid interest, are due and payable. As of June 30, 2024, the aggregate amount borrowed under our warehouse credit facilities was $258.2 million, and $514.5 million of the aggregate outstanding principal of loans and restricted cash pledged as collateral.

Upstart Holdings, Inc.

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

As of June 30, 2024, a valuation allowance has been recorded to recognize only deferred tax assets that are more likely than not to be realized in the United States federal, state and local tax jurisdictions. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Our amended and restated certificate of incorporation authorizes us to issue 610,915,820 shares of authorized but unissued common stock and rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 7,961,242 shares for issuance under our 2020 Equity Incentive Plan subject to adjustment in certain events. Any common stock that we issue, including under our 2020 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our common stock.

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no repurchases of the Company’s common stock during the three months ended June 30, 2024.
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

During the quarter ended June 30, 2024, the following officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company has adopted a contract, instruction or written plan for the sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) of the Exchange Act:

Name and title of officer: Natalia Migorodskaya, Corporate Controller,
Date of adoption: May 30, 2024
Duration of the trading arrangement: Through February 28, 2025 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 19,959 shares, plus any additional shares to be received upon the vesting of restricted stock units to occur on various dates within the duration of the trading arrangements, net of shares withheld to cover tax obligations upon the vesting

ITEM 6. EXHIBITS

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

Upstart Holdings, Inc.
(Registrant)

Date: August 6, 2024	By:	/s/ Dave Girouard
Dave Girouard
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Sanjay Datta
Sanjay Datta
Chief Financial Officer
(Principal Financial Officer)