Form 10-Q
period 2024-09-30
Upstart Holdings, Inc.
filed 2024-11-08
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2024 there were 91,228,026 shares of the registrant’s common stock outstanding.

Upstart Holdings, Inc.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws about us and our industry, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “seek,” “could,” “intend,” “target,” “aim,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•our expectations regarding macroeconomic events, including inflation and related changes in interest rates and monetary policy;
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
•our indebtedness and risks associated with the capped call transactions entered into in connection with the issuance of our 2.00% Convertible Senior Notes due 2029 (the “2029 Notes”) and our 0.25% Convertible Senior Notes due 2026 (the “2026 Notes”, and together with the 2029 Notes, the “Notes”);
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

Forward-looking statements should not be relied upon as predictions of future events. We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	September 30,
	2023	2024
Assets
Cash	$368,405	$445,274
Restricted cash	99,382	210,493
Loans (at fair value)(1)	1,156,413	656,120
Property, equipment, and software, net	42,655	38,328
Operating lease right of use assets	54,694	46,318
Beneficial interest assets (at fair value)	41,012	131,483
Non-marketable equity securities	41,250	41,250
Goodwill	67,062	67,062
Other assets (includes $48,897 and $70,676 at fair value as of December 31, 2023 and September 30, 2024, respectively)	146,227	172,652
Total assets(2)	$2,017,100	$1,808,980
Liabilities and Stockholders’ Equity
Liabilities:
Payable to investors	$53,580	$60,778
Borrowings	1,040,424	887,367
Payable to securitization note holders (at fair value)	141,416	100,335
Accrued expenses and other liabilities (includes $10,510 and $18,671 at fair value as of December 31, 2023 and September 30, 2024, respectively)	84,051	111,616
Operating lease liabilities	62,324	53,348
Total liabilities(2)	1,381,795	1,213,444
Stockholders’ equity:
Common stock, $0.0001 par value; 700,000,000 shares authorized; 86,330,303 and 90,998,255 shares issued and outstanding as of December 31, 2023 and September 30, 2024, respectively	9	9
Additional paid-in capital	917,872	1,003,929
Accumulated deficit	(282,576)	(408,402)
Total stockholders’ equity	635,305	595,536
Total liabilities and stockholders’ equity	$2,017,100	$1,808,980
____________

(1)Includes $179.1 million and $118.5 million of loans, at fair value, contributed as collateral for the consolidated securitization as of December 31, 2023 and September 30, 2024, respectively. Refer to “Note 6. Fair Value Measurement” for details.

(2)The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by Upstart Holdings, Inc. at December 31, 2023 and September 30, 2024. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. The liabilities in the table below include liabilities for which creditors do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share data)
(Unaudited)

	December 31,	September 30,
	2023	2024
Assets
Cash	$1,603	$2,041
Restricted cash	23,450	50,231
Loans (at fair value)	1,147,423	624,318
Other assets (includes $5,958 and $2,139 at fair value as of December 31, 2023 and September 30, 2024, respectively)	22,917	13,024
Total assets	$1,195,393	$689,614

Liabilities
Payable to investors	$121	$154
Borrowings	387,440	170,085
Payable to securitization note holders (at fair value)	141,416	100,335
Accrued expenses and other liabilities	1,975	4,774
Total liabilities	530,952	275,348
Total net assets	$664,441	$414,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Revenue:
Revenue from fees, net	$146,755	$167,590	$407,585	$436,190
Interest income, interest expense, and fair value adjustments, net:
Interest income(1)	37,692	40,845	116,923	144,899
Interest expense(1)	(9,414)	(10,818)	(20,828)	(33,002)
Fair value and other adjustments(1)	(40,476)	(35,477)	(130,430)	(130,523)
Total interest income, interest expense, and fair value adjustments, net	(12,198)	(5,450)	(34,335)	(18,626)
Total revenue	134,557	162,140	373,250	417,564
Operating expenses:
Sales and marketing	33,042	43,229	88,371	111,337
Customer operations	36,914	39,302	114,301	117,394
Engineering and product development	54,941	64,887	222,986	186,431
General, administrative, and other	53,505	59,874	156,616	170,508
Total operating expenses	178,402	207,292	582,274	585,670
Loss from operations	(43,845)	(45,152)	(209,024)	(168,106)
Other income, net	3,540	5,078	11,334	8,993
Gain on debt extinguishment	—	33,361	—	33,361
Net loss before income taxes	(40,305)	(6,713)	(197,690)	(125,752)
Provision for income taxes	10	45	44	74
Net loss	$(40,315)	$(6,758)	$(197,734)	$(125,826)

Net loss per share, basic	$(0.48)	$(0.07)	$(2.38)	$(1.42)
Net loss per share, diluted	$(0.48)	$(0.07)	$(2.38)	$(1.42)
Weighted-average number of shares outstanding used in computing net loss per share, basic	84,404,966	90,119,481	83,158,146	88,534,495
Weighted-average number of shares outstanding used in computing net loss per share, diluted	84,404,966	90,119,481	83,158,146	88,534,495
____________
(1)Balances for the three and nine months ended September 30, 2023 and 2024 include amounts related to the consolidated securitization. Refer to “Note 2. Revenue” for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2023	83,811,484	$8	$838,000	$(199,863)	$638,145
Issuance of common stock upon exercise of stock options	288,111	1	2,802	—	2,803
Issuance of common stock upon settlement of restricted stock units	777,969	—	—	—	—
Stock-based compensation expense	—	—	37,428	—	37,428
Issuance of common stock under employee stock purchase plan	147,325	—	2,703	—	2,703
Net loss	—	—	—	(40,315)	(40,315)
Balance as of September 30, 2023	85,024,889	$9	$880,933	$(240,178)	$640,764

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	81,259,676	$8	$714,871	$(42,444)	$672,435
Issuance of common stock upon exercise of stock options	1,058,804	1	9,474	—	9,475
Issuance of common stock upon settlement of restricted stock units	2,247,325	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(375)	—	(6)	—	(6)
Stock-based compensation expense	—	—	148,163	—	148,163
Issuance of common stock under employee stock purchase plan	459,459	—	8,431	—	8,431
Net loss	—	—	—	(197,734)	(197,734)
Balance as of September 30, 2023	85,024,889	$9	$880,933	$(240,178)	$640,764

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2024	89,084,180	$9	$996,345	$(401,644)	594,710
Issuance of common stock upon exercise of stock options	867,016	—	10,062	—	10,062
Issuance of common stock upon settlement of restricted stock units	912,103	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(475)	—	(17)	—	(17)
Stock-based compensation expense	—	—	34,722	—	34,722
Issuance of common stock under employee stock purchase plan	135,431	—	3,120	—	3,120
Purchase of capped calls	—	—	(40,883)	—	(40,883)
Settlement of capped calls	—	—	580	—	580
Net loss	—	—	—	(6,758)	(6,758)
Balance as of September 30, 2024	90,998,255	$9	$1,003,929	$(408,402)	$595,536

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	86,330,303	$9	$917,872	$(282,576)	$635,305
Issuance of common stock upon exercise of stock options	1,488,118	—	12,281	—	12,281
Issuance of common stock upon settlement of restricted stock units	2,846,811	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(541)	—	(19)	—	(19)
Stock-based compensation expense	—	—	106,413	—	106,413
Issuance of common stock under employee stock purchase plan	333,564	—	7,685	—	7,685
Purchase of capped calls	—	—	(40,883)	—	(40,883)
Settlement of capped calls	—	—	580	—	580
Net loss	—	—	—	(125,826)	(125,826)
Balance as of September 30, 2024	90,998,255	$9	$1,003,929	$(408,402)	$595,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2024
Cash flows from operating activities
Net loss	$(197,734)	$(125,826)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in fair value of loans	131,222	167,545
Change in fair value of servicing assets	16,888	12,838
Change in fair value of servicing liabilities	(1,655)	(877)
Change in fair value of beneficial interest assets	9,128	(35,825)
Change in fair value of beneficial interest liabilities	(848)	12,633
Change in fair value of other financial instruments	(3,418)	8,263
Stock-based compensation	142,273	103,604
Gain on loan servicing rights, net	(10,432)	(11,448)
Gain on debt extinguishment	—	(33,361)
Depreciation and amortization	15,800	15,850
Non-cash interest expense	2,296	2,156
Other	(2,260)	(10,874)
Net changes in operating assets and liabilities:
Purchases of loans held-for-sale	(2,076,734)	(2,626,246)
Proceeds from sale of loans held-for-sale	1,875,358	2,613,039
Principal payments received for loans held-for-sale	139,582	157,010
Principal payments received for loans held by consolidated securitization	12,302	36,532
Payments on beneficial interest liabilities	—	(3,692)
Other assets	27	(2,110)
Operating lease liability and right-of-use asset	1,563	(600)
Payable to investors for beneficial interest assets(1)	5,749	—
Accrued expenses and other liabilities	(25,220)	18,646
Net cash provided by operating activities	33,887	297,257

Cash flows from investing activities
Purchases and originations of loans held-for-investment	(121,294)	(196,580)
Proceeds from sale of loans held-for-investment	774	—
Principal payments received for loans held-for-investment	78,327	99,768
Principal payments received for notes receivable and repayments of residual certificates	3,556	4,004
Purchases of property and equipment	(1,285)	(837)
Capitalized software costs	(9,135)	(5,734)
Acquisition of beneficial interest assets	(39,505)	(63,246)
Proceeds from beneficial interest assets	—	2,808
Net cash used in investing activities	(88,562)	(159,817)

Cash flows from financing activities

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2024
Proceeds from warehouse borrowings	529,494	297,587
Proceeds from convertible notes issuance, net of debt issuance costs paid to lender	—	423,002
Payment of debt issuance costs to third party	—	(1,455)
Repayments of warehouse borrowings	(514,792)	(293,179)
Payments for repurchases of convertible notes	—	(325,344)
Purchase of capped calls	—	(40,883)
Settlement of capped calls	—	580
Principal payments made on securitization notes	(10,016)	(42,705)
Payable to investors(1)	(50,668)	12,990
Proceeds from issuance of securitization notes	165,318	—
Proceeds from issuance of common stock under employee stock purchase plan	8,431	7,685
Proceeds from exercise of stock options	9,475	12,281
Taxes paid related to net share settlement of equity awards	(6)	(19)
Net cash provided by financing activities	137,236	50,540
Change in cash and restricted cash	82,561	187,980
Cash and restricted cash
Cash and restricted cash at beginning of period	532,467	467,787
Cash and restricted cash at end of period	$615,028	$655,767

Supplemental disclosures of cash flow information
Cash paid for interest	$22,481	$34,795
Cash (received) paid for income taxes, net	(982)	250

Supplemental disclosures of non-cash investing and financing activities
Settlement of borrowings in connection with loan sale	$—	$221,749
Beneficial interests obtained in connection with loan sale	—	45,971
Capitalized stock-based compensation expense	5,890	2,809
Issuance costs of new convertible notes	—	(714)
Issuance of line of credit receivable	—	(30,907)
Securities retained under consolidated securitization transaction	44,763	—
Beneficial interest assets included in payable to investors	5,749	—
____________
(1) During the nine months ended September 30, 2024, the Company elected to change the presentation of changes in the payable to investors balance on the condensed consolidated statement of cash flows, refer to “Note 1. Description of Business and Significant Accounting Policies” for further details.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)
The following presents cash and restricted cash by category within the unaudited condensed consolidated balance sheets:

	December 31,	September 30,
	2023	2024
Cash	$368,405	$445,274
Restricted cash	99,382	210,493
Total cash and restricted cash	$467,787	$655,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 1.    Description of Business and Significant Accounting Policies
Description of Business

Upstart Holdings, Inc. and its subsidiaries (together “Upstart”, the “Company”, “we”, or “our”) apply artificial intelligence models and cloud applications to the process of underwriting consumer credit. The Company helps originate credit by providing lending partners with access to a proprietary, cloud-based, artificial intelligence lending marketplace. As the Company’s technology continues to improve and additional lending partners adopt the Upstart platform, consumers benefit from improved access to affordable and frictionless credit. The Company currently operates in the United States and is headquartered in San Mateo, California and Columbus, Ohio. The Company’s fiscal year ends on December 31.
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

Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted pursuant to rules and regulations of the SEC. Accordingly, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities
Payable to investors	$(44,919)	$44,919	$—
Payable to investors for beneficial interest assets	—	5,749	5,749
Net cash provided by (used in) operating activities	(16,781)	50,668	33,887

Cash flows from financing activities
Payable to investors(1)	—	(50,668)	(50,668)
Net cash provided by (used in) financing activities	$187,904	$(50,668)	$137,236
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
Fair Value Measurement

During the nine months ended September 30, 2024, the Company elected the fair value option on the line of credit receivable issued to a third-party, and classified as a Level 3 investment within the fair value hierarchy. Refer to “Note 6. Fair Value Measurement” for further information.
Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting standards during the nine months ended September 30, 2024.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Specifically, the new guidance requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker, and an amount for other segment items by reportable segment, with a description of its composition. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and provide new segment disclosure requirements for entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the amendments to its condensed consolidated financial statements and related disclosures and plans to include the additional required disclosures relating to its segments beginning in the 2024 Annual Report on Form 10-K.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items where the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate. In addition, entities are required to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of these amendments to its condensed consolidated financial statements and related disclosures and plans to include the additional required disclosures relating to income taxes beginning in the 2025 Annual Report on Form 10-K.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive
Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disaggregated disclosures in the notes to the financial statements for certain expenses such as employee compensation, depreciation, and intangible asset amortization, which are commonly presented in aggregate. This ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of these amendments to its condensed consolidated financial statements and related disclosures.

 2.    Revenue
Revenue from Fees, Net

The Company disaggregates revenue from fees by type of service for the periods presented as follows:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Revenue from fees, net:
Platform and referral fees, net	$112,437	$134,199	$295,859	$336,653
Servicing and other fees, net	34,318	33,391	111,726	99,537
Total revenue from fees, net	$146,755	$167,590	$407,585	$436,190
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

After origination, Upstart-powered loans are either retained by lending partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans not retained by the lending partners, the Company pays the lending partners a one-time loan premium fee upon completion of the minimum contractual holding period and a monthly loan trailing fee based on the amount and timing of principal and interest payments made by the borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers, which are our lending partners, and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the condensed consolidated statements of operations and comprehensive loss. The Company recognized $2.2 million and $5.6 million of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net during the three and nine months ended September 30, 2023, respectively and $3.1 million and $7.5 million during the three and nine months ended September 30, 2024, respectively.

The Company recognized $4.3 million of loan trailing fee liability as of December 31, 2023 and September 30, 2024, which is recorded at fair value and included within accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets. Refer to “Note 6. Fair Value Measurement” for additional information on changes in fair value associated with trailing fee liabilities.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Auto Dealerships. The Company enters into subscription agreements with auto dealerships to access Upstart Auto Retail software, a cloud-based solution that facilitates dealership operations and enables them to provide consumers with access to Upstart-powered auto loans. Subscription agreements generally have a contractual term of one to six months with evergreen monthly renewals. The Company bills customers on a monthly basis. Subscription fees are recognized over the contract term as the performance obligation is satisfied, and is included within platform and referral fees, net in the condensed consolidated statements of operations and comprehensive loss. The Company recognized an immaterial amount and $2.6 million of subscription fee revenue for the three and nine months ended September 30, 2023, respectively, and an immaterial amount and $4.1 million of subscription fee revenue for the three and nine months ended September 30, 2024, respectively.

The Company had $19.5 million and $21.8 million of accounts receivable that are included in other assets on the condensed consolidated balance sheets related to contracts with customers as of December 31, 2023 and September 30, 2024, respectively. The standard payment terms on accounts receivable are 30 days. The Company’s allowance for bad debt and bad debt expense were immaterial for the periods presented.

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to employees in connection with the acquisition of lending partners. Capitalized costs are amortized over the expected period of benefit, which we have determined, based on an analysis, to be three years. The Company applies the practical expedient to expense costs to obtain contracts with customers if the amortization period is one year or less. As of December 31, 2023 and September 30, 2024, the Company had $2.7 million and $2.9 million of contract costs, respectively, capitalized within other assets on the condensed consolidated balance sheets. The Company amortized immaterial amounts of capitalized contracts costs to sales and marketing in the condensed consolidated statements of operations and comprehensive loss for the periods presented.

Customers accounting for greater than 10% of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Customer A	33%	31%	30%	27%
Customer B	32%	29%	31%	34%
Customer C	12%	*	11%	10%

Customers accounting for greater than 10% of accounts receivable were as follows:

	December 31,	September 30,
	2023	2024
Customer D	*	17%
Customer C	15%	11%
Customer A	11%	*
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

The following table presents the components of servicing and other fees, net as part of revenue from fees, net in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Servicing fees	$26,113	$21,782	$82,611	$66,975
Borrower fees	7,182	6,582	21,823	20,097
Collection agency fees	4,017	3,964	11,685	12,677
Other fees	69	88	407	301
Net gain (loss) on servicing rights and fair value adjustments	(3,063)	975	(4,800)	(513)
Total servicing and other fees, net	$34,318	$33,391	$111,726	$99,537
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents components of the interest income, interest expense, and fair value adjustments, net presented in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Interest income(1)	$37,692	$40,845	$116,923	$144,899
Interest expense(1)	(9,414)	(10,818)	(20,828)	(33,002)
Fair value and other adjustments, net:
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net(1)	(30,349)	(31,579)	(99,048)	(92,800)
Realized loss on sale of loans, net	(2,955)	(2,950)	(22,255)	(14,565)
Fair value adjustments and realized losses on beneficial interests, net	(7,172)	(948)	(9,127)	(23,158)
Total fair value and other adjustments, net	(40,476)	(35,477)	(130,430)	(130,523)
Total interest income, interest expense, and fair value adjustments, net	$(12,198)	$(5,450)	$(34,335)	$(18,626)
__________
(1) Includes interest income, interest expense and unrealized loss on loans, loan charge-offs, and other fair value adjustments, net related to the consolidated securitization as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Interest income, interest expense, and fair value adjustments, net related to consolidated securitization:
Interest income	$10,048	$6,748	$10,048	$23,086
Interest expense	(3,754)	(2,272)	(3,754)	(7,546)
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net	367	(5,726)	367	(25,643)
Total interest income, interest expense, and fair value adjustments, net	$6,661	$(1,250)	$6,661	$(10,103)
Interest Income

Interest income is recognized based on the terms of the underlying agreements with borrowers for loans and line of credit receivable held on the Company’s condensed consolidated balance sheets and is earned over the life of a loan or a line of credit receivable.

Interest income also includes accrued interest earned on outstanding loans and line of credit receivable but not collected. Home equity lines of credit (“HELOCs”) that have reached a delinquency over 180 days and all other loans and line of credit receivable that have reached a delinquency over 120 days are classified as non-accrual status and any accrued interest recorded in relation to these loans is reversed in the respective period. The Company does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2023 and September 30, 2024, the Company has recorded $14.2 million and $6.7 million of accrued interest income in loans on the condensed consolidated balance sheets, respectively. Accrued interest income on the line of credit receivable was immaterial as of September 30, 2024.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Interest Expense

Interest expense is primarily related to interest recorded on the Company’s borrowings on warehouse credit facilities and interest expense related to the consolidated securitization. Interest expense includes accrued interest incurred but not paid. Accrued interest expenses were immaterial as of December 31, 2023 and September 30, 2024. Interest expense also includes changes in fair value of the interest rate caps. Refer to “Note 4. Derivative Financial Instruments” for additional information.
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

Fair value and other adjustments, net also includes amounts received from borrowers for previously charged-off loans held on the Company’s condensed consolidated balance sheets. These amounts are recognized in the period when amounts are received. Amounts received from borrowers for previously charged-off loans were $2.6 million and $4.6 million for the three and nine months ended September 30, 2023, respectively, and $3.7 million and $10.8 million for the three and nine months ended September 30, 2024, respectively.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

	December 31, 2023
	Assets	Liabilities	Net Assets
Consolidated securitization	$187,258	$141,420	$45,838
Consolidated warehouse entities	645,455	388,681	256,774
Other consolidated VIEs	362,680	851	361,829
Total consolidated VIEs	$1,195,393	$530,952	$664,441

	September 30, 2024
	Assets	Liabilities	Net Assets
Consolidated securitization	$125,255	$100,337	$24,918
Consolidated warehouse entities	353,922	174,067	179,855
Other consolidated VIEs	210,437	944	209,493
Total consolidated VIEs	$689,614	$275,348	$414,266
Consolidated Securitization
On July 6, 2023, the Company completed a private securitization securities offering (“UPST 2023-2”). As a retaining sponsor of the transaction, under risk retention requirements in Title 17 U.S. Code of Federal Regulations Part 246, Credit Risk Retention, promulgated by the SEC, the Company is required to retain at least 5% of the economic risk in UPST 2023-2. The Company elected to satisfy the risk retention requirements by holding eligible vertical retained interests in the form of a combination of securitization notes and residual certificates. The Company has also retained the remainder of the residual certificates issued as part of the transaction. The Company was the sole contributor of the collateral, which included $204.7 million outstanding principal balance of Upstart-powered loans held by the Company. The weighted-average coupon of the securitization notes issued was approximately 9.2%, and their sale generated approximately $165.3 million in gross cash proceeds. These proceeds and payments made on securitization notes are classified as financing activities in the condensed consolidated statement of cash flows.

The retained interests in UPST 2023-2 held by the Company were deemed to potentially absorb more than an insignificant amount of expected losses or expected returns at the inception of the securitization transaction. The Company, as servicer, also has the power to direct the activities that most significantly impact the economics of the entities associated with the UPST 2023-2 securitization, and as such, the Company determined it was the primary beneficiary and consolidated the entities associated with UPST 2023-2.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Other Consolidated VIE

The Company has formed a number of VIEs for the purpose of holding Upstart-powered loans that are not pledged or eligible to be pledged to the Company’s warehouse credit facilities. In addition, the Company has formed consolidated VIEs for the purpose of holding restricted cash or loans as collateral in connection with committed capital and other co-investment arrangements.
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

During the nine months ended September 30, 2023, the Company exercised clean up calls related to two historical unconsolidated securitizations and subsequently liquidated the associated entities. As part of the clean up calls, the Company, as servicer, repurchased the remaining collateral and received the cash reserve amounts held by the related entities. Additionally, during the nine months ended September 30, 2024, the Company exercised clean up calls related to two unconsolidated securitizations and subsequently liquidated the associated entities. The clean up calls had no material impact on the condensed consolidated financial statements of the Company for the periods presented.

The following tables summarize the aggregate value of assets and liabilities of unconsolidated VIEs associated with securitizations in which the Company holds a variable interest but is not the primary beneficiary:

	December 31, 2023
	Assets(1)	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$445,929	$319,357	$126,572	$20,885
_________
(1) Represents cash and the unpaid principal balance of loans held by the unconsolidated VIEs.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	September 30, 2024
	Assets(1)	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$293,412	$210,965	$82,447	$13,972
_________
(1) Represents cash and the unpaid principal balance of loans held by the unconsolidated VIEs.

The Company’s maximum exposure to loss from its involvement with unconsolidated VIEs represents the estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is remote. The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $14.8 million and $10.3 million of securitization notes and residual certificates that are carried at fair value and included in other assets on the condensed consolidated balance sheets as of December 31, 2023 and September 30, 2024, respectively. The Company also had $6.0 million and $3.7 million of cash deposits held as reserve accounts for related securitizations, included in other assets on the condensed consolidated balance sheets as of December 31, 2023 and September 30, 2024, respectively.

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

	December 31, 2023		September 30, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate caps	$299,578	$5,958	$254,500	$2,139

The Company recognizes changes in fair value of these instruments in earnings and reports them as part of the interest expense on the condensed consolidated statements of operations and comprehensive loss. The Company recognized an immaterial amount of fair value gains and losses, net on interest rate caps during the three months ended September 30, 2023 and 2024, and recognized $2.5 million and an immaterial amount of fair value gain, net on interest rate caps during the nine months ended September 30, 2023 and 2024, respectively.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 5.    Beneficial Interests

The Company’s beneficial interests are associated with committed capital and other co-investment arrangements with a number of third-party institutional investors and lending partners, in which the Company puts certain amounts of assets at risk. The risk is subject to a dollar cap, which represents the Company’s maximum exposure to losses in each particular arrangement. In certain arrangements, the Company is obligated to make payments to these third-parties or is entitled to receive payments from them if credit performance of the loans sold or originated under the arrangements deviates from initial expectations set at the time of loan sale or origination. Under other arrangements, the Company receives a portion of cash flows from repayments received on the underlying loan portfolios sold and the amount and the timing of these cash flows varies depending on demonstrated credit performance and contractual terms of the arrangement.

The contractual terms of committed capital and other co-investment arrangements also determine the Company’s maximum exposure to losses and dictate types of assets the Company puts at risk. The following table presents the Company’s aggregate maximum exposure to losses by asset type under these arrangements:

	December 31,	September 30,
	2023	2024
Unrestricted cash	$23,789	$68,562
Restricted cash	12,064	70,825
Beneficial interests	62,684	168,707
Other	—	49,767
Total	$98,537	$357,861

The Company’s beneficial interests are associated with entities that meet the definition of a VIE or are evaluated under the voting interest model. The Company has variable interests in certain entities established in relation to its committed capital and co-investment arrangements, including purchaser trusts, which are unconsolidated VIEs. While the Company holds variable interests in these unconsolidated VIEs through committed capital and co-investment arrangements and as the servicer of the loans sold, the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance and has determined that it is not the primary beneficiary. The Company additionally holds loans as collateral in connection with committed capital and other co-investment arrangements in a consolidated VIE. Refer to “Note 3. Variable Interest Entities” for additional information. As of September 30, 2024, the fair value of loans held as collateral on the condensed consolidated balance sheets in connection with committed capital and other co-investment arrangements was $18.9 million. While held as collateral, these loans are ineligible to be sold and are classified as held-for-investment on the Company's condensed consolidated balance sheets.

The Company’s beneficial interests either meet the definition of a derivative or meet the criteria of a debt security. Beneficial interests represent the value of the future cash flows as part of these arrangements, discounted to the present value based on expected performance. As of the reporting date, beneficial interest assets represent arrangements in which the Company expects to receive net future cash inflows, whereas beneficial interest liabilities represent arrangements in which the Company expects to make net cash payments. The following table presents the aggregate outstanding principal balance of the underlying loan portfolios as well as the fair value of beneficial interest assets, which are presented as a separate asset line item on the condensed consolidated balance sheets, and beneficial interest liabilities, which are presented in other liabilities on the condensed consolidated balance sheets.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31, 2023		September 30, 2024
	Outstanding Principal Balance	Fair Value	Outstanding Principal Balance	Fair Value
Beneficial interest assets	$958,870	$41,012	$3,014,907	$131,483
Beneficial interest liabilities	$769,102	$4,221	$1,150,855	$13,162

The Company recognizes beneficial interests at fair value with changes reported as part of the fair value and other adjustments on the condensed consolidated statements of operations and comprehensive loss. The table below presents losses recognized on beneficial interests during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Fair value adjustments and realized losses on beneficial interests, net	$(7,171)	$(948)	$(9,127)	$(23,158)

Refer to “Note 6. Fair Value Measurement” for additional information.

6.     Fair Value Measurement

The following table presents assets and liabilities measured at fair value and categorized in accordance with the fair value hierarchy:

		December 31,	September 30,
	Level	2023	2024
Assets
Loans	3	$1,156,413	$656,120
Beneficial interest assets	3	41,012	131,483
Line of credit receivable	3	—	31,514
Loan servicing assets	3	28,092	26,705
Notes receivable and residual certificates	3	14,847	10,318
Interest rate caps(1)	2	5,958	2,139
Total assets		$1,246,322	$858,279
Liabilities
Payable to securitization note holders	3	$141,416	$100,335
Beneficial interest liabilities	3	4,221	13,162
Trailing fee liabilities	3	4,251	4,345
Loan servicing liabilities	3	2,038	1,164
Total liabilities		$151,926	$119,006
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

The following table presents the fair value of classes of loans included in the Company’s condensed consolidated balance sheets as of December 31, 2023 and September 30, 2024:

	December 31,	September 30,
	2023	2024
Loans held-for-sale	$830,574	$311,299
Loans held-for-investment	146,768	226,301
Loans held in consolidated securitization	179,071	118,520
Total	$1,156,413	$656,120
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
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-investment and held-for-sale:

	December 31, 2023			September 30, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	9.63%	23.22%	12.06%	9.32%	23.22%	11.74%
Credit risk rate	0.01%	93.10%	17.66%	0.01%	93.12%	16.89%
Prepayment rate	0.13%	95.80%	36.52%	0.32%	89.07%	35.43%
_________
(1) Unobservable inputs were weighted by relative fair value.

The following table presents quantitative information about the significant unobservable inputs implied for the Company’s Level 3 fair value measurements for loans held in consolidated securitization, which is determined by the sum of the fair value of the related securitization notes and residual certificates:

	December 31, 2023			September 30, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	6.85%	16.00%	9.99%	6.39%	15.25%	9.29%
Credit risk rate	0.61%	37.70%	15.51%	0.67%	37.70%	15.55%
Prepayment rate	6.66%	89.84%	42.73%	6.73%	89.84%	41.86%
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Significant Recurring Level 3 Fair Value Input Sensitivity

The following table presents the sensitivity of the fair value of loans held-for-sale and held-for-investment to adverse changes in key assumptions used in the valuation model as of December 31, 2023 and September 30, 2024:

	December 31,	September 30,
	2023	2024
Fair value of loans held-for-sale and held-for-investment	$977,342	$537,600
Discount rates
100 basis point increase	(11,680)	(6,195)
200 basis point increase	(23,127)	(12,252)
Expected credit loss rates on underlying loans
10% adverse change	(12,453)	(5,402)
20% adverse change	(24,979)	(10,828)
Expected prepayment rates
10% adverse change	(1,884)	(1,477)
20% adverse change	(3,756)	(2,948)

The following table presents the sensitivity of the fair value of loans in consolidated securitization to adverse changes in key assumptions used in the valuation model as of December 31, 2023 and September 30, 2024:

	December 31,	September 30,
	2023	2024
Fair value of loans held in consolidated securitization	$179,071	$118,520
Discount rates
100 basis point increase	(2,413)	(1,385)
200 basis point increase	(4,785)	(2,745)
Expected credit loss rates on underlying loans
10% adverse change	(2,669)	(2,318)
20% adverse change	(5,227)	(4,761)
Expected prepayment rates
10% adverse change	(1,625)	(990)
20% adverse change	(3,234)	(1,939)

Rollforward of Level 3 Fair Values

The following tables include a rollforward of the loans classified within Level 3 of the fair value hierarchy:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at June 30, 2023	$689,851	$147,714	$—	$837,565
Transfer of loans to consolidated securitization(1)	(209,968)	—	209,968	—
Purchases of loans(2)(3)	483,921	32,714	—	516,635
Sale of loans(2)	(269,627)	—	—	(269,627)
Purchase of loans for immediate resale(2)	342,467	—	—	342,467
Immediate resale of loans(2)	(342,467)	—	—	(342,467)
Repayments received(2)	(40,894)	(24,757)	(12,302)	(77,953)
Charge-offs and changes in fair value recorded in earnings	(20,203)	(13,235)	(1,139)	(34,577)
Other changes	(764)	1,057	—	293
Fair value at September 30, 2023	$632,316	$143,493	$196,527	$972,336
_________
(1)     Represents the fair value.
(2)     Represents the principal balance.
(3)    Purchase activity includes an immaterial unpaid principal balance related to securitization clean-up calls during the three months ended September 30, 2023.

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2022	$882,810	$127,611	$—	$1,010,421
Transfer of loans to consolidated securitization(1)	(209,968)	—	209,968	—
Purchases of loans(2)(3)	1,053,309	121,293	—	1,174,602
Sale of loans(2)	(888,019)	—	—	(888,019)
Purchase of loans for immediate resale(2)	1,023,426	—	—	1,023,426
Immediate resale of loans(2)	(1,023,426)	—	—	(1,023,426)
Repayments received(2)	(149,697)	(68,212)	(12,302)	(230,211)
Charge-offs and changes in fair value recorded in earnings	(54,767)	(40,003)	(1,139)	(95,909)
Other changes	(1,352)	2,804	—	1,452
Fair value at September 30, 2023	$632,316	$143,493	$196,527	$972,336
_________
(1)    Represents the fair value.
(2)    Represents the principal balance.
(3)    Purchase activity includes an immaterial unpaid principal balance related to securitization clean-up calls during the nine months ended September 30, 2023.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at June 30, 2024	$497,922	$187,586	$135,120	$820,628
Purchases and originations of loans(1)	475,176	85,639	—	560,815
Sale of loans(1)	(590,403)	—	—	(590,403)
Purchase of loans for immediate resale(1)	581,057	—	—	581,057
Immediate resale of loans(1)	(581,057)	—	—	(581,057)
Repayments received(1)	(43,633)	(37,603)	(11,818)	(93,054)
Charge-offs and changes in fair value recorded in earnings	(25,270)	(14,207)	(4,782)	(44,259)
Other changes	(2,493)	4,886	—	2,393
Fair value at September 30, 2024	$311,299	$226,301	$118,520	$656,120
_________
(1)     Represents the principal balance.

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2023	$830,574	$146,768	$179,071	$1,156,413
Reclassification of loans(2)	(3,189)	3,189	—	—
Purchases and originations of loans(1)(2)	1,558,844	196,580	—	1,755,424
Sale of loans(2)	(1,826,066)	—	—	(1,826,066)
Purchase of loans for immediate resale(2)	1,067,402	—	—	1,067,402
Immediate resale of loans(2)	(1,067,402)	—	—	(1,067,402)
Repayments received(2)	(163,606)	(93,172)	(36,532)	(293,310)
Charge-offs and changes in fair value recorded in earnings	(77,943)	(37,810)	(24,019)	(139,772)
Other changes	(7,315)	10,746	—	3,431
Fair value at September 30, 2024	$311,299	$226,301	$118,520	$656,120
_________
(1)Purchase activity includes an immaterial unpaid principal balance related to securitization clean-up calls during the nine months ended September 30, 2024.
(2)Represents the principal balance.

The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the condensed consolidated balance sheets:

	Loans		Loans > 90 Days Past Due
	December 31,	September 30,	December 31,	September 30,
	2023	2024	2023	2024
Outstanding principal balance	$1,182,577	$705,779	$15,310	$13,783
Net fair value and accrued interest adjustments	(26,164)	(49,659)	(12,260)	(11,539)
Fair value(1)	$1,156,413	$656,120	$3,050	$2,244
_________
(1)     Includes $343.1 million and $282.8 million of auto loans at fair value as of December 31, 2023 and September 30, 2024, respectively, of which $2.8 million and $2.0 million is 90 days or more past due as of December 31, 2023 and September 30, 2024, respectively. Also

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

includes an immaterial amount of HELOCs at fair value as of December 31, 2023 and $30.2 million as of September 30, 2024, of which immaterial loans are 90 days or more past due as of either period.

The Company charges off HELOCs that have reached a delinquency of 180 days past due and all other loans at 120 days past due. Any accrued interest recorded in relation to these loans is reversed in the respective period when charge-off occurs.

Line of Credit Receivable

In connection with one of its committed capital and other co-investment arrangements, the Company issued a revolving line of credit receivable to a third-party, which is classified as held-for-investment and presented within other assets on the Company’s condensed consolidated balance sheets. As of September 30, 2024, the fair value of the line of credit receivable was $31.5 million. The Company held no line of credit receivable as of December 31, 2023.
Valuation Methodology
The line of credit receivable is measured at estimated fair value using a discounted cash flow model. The fair valuation methodology considers the present creditworthiness of the counterparty to project future losses and the difference between current interest rates and the stated interest rate. Cash flows are discounted using an estimate of market rates of return. The fair value of the line of credit receivable also includes accrued interest.
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements related to the line of credit receivable:

	December 31, 2023			September 30, 2024
	Minimum	Maximum	Weighted-Average	Minimum	Maximum	Weighted-Average
Discount rate	*	*	*	7.00%	7.00%	7.00%
_________
* Not applicable

Discount rate–The discount rate is the rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value. The discount rate used for the projected net cash flows are the Company’s estimate of the rate of return that market participants would require when investing in this financial instrument with cash flows dependent on credit quality of the related loan. A risk premium component is implicitly included in the discount rate to reflect the amount of compensation market participants require due to the uncertainty inherent in the instrument’s cash flows resulting from risks such as credit and liquidity.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the line of credit receivable classified by the Company within Level 3 of the fair value hierarchy:

Line of Credit Receivable
Fair value at June 30, 2024	$8,305
Issuances	22,646
Changes in fair value recorded in earnings	403
Changes in accrued interest	160
Fair value at September 30, 2024	$31,514

Line of Credit Receivable
Fair value at December 31, 2023	$—
Issuances	30,907
Changes in fair value recorded in earnings	447
Changes in accrued interest	160
Fair value at September 30, 2024	$31,514

Assets and Liabilities related to Securitization Transactions

As of December 31, 2023 and September 30, 2024, the Company held notes receivable and residual certificates with an aggregate fair value of $14.8 million and $10.3 million, respectively, within other assets on the Company’s condensed consolidated balance sheets. The balances consist of securitization notes and residual certificates retained from unconsolidated securitization transactions.

As of December 31, 2023 and September 30, 2024, the Company recognized payables to securitization note holders of $141.4 million and $100.3 million at fair value, respectively. The balance represents the value of the securitization notes issued and owned by third-party investors in connection with UPST 2023-2. The value of the UPST 2023-2 securitization notes and residual certificates retained by the Company is eliminated in the consolidation process.
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31, 2023			September 30, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Notes receivable and residual certificates
Discount rate	9.99%	23.22%	12.74%	10.52%	23.22%	13.13%
Credit risk rate	0.48%	50.69%	16.32%	0.49%	50.28%	16.37%
Prepayment rate	6.36%	89.46%	43.14%	6.37%	87.53%	42.66%
Payable to securitization note holders
Discount rate	6.85%	12.30%	8.48%	6.39%	10.62%	8.21%
Credit risk rate	0.61%	37.70%	15.51%	0.67%	37.70%	15.55%
Prepayment rate	6.66%	89.84%	42.73%	6.73%	89.84%	41.86%
_________
(1)Unobservable inputs were weighted by relative fair value.

Significant Recurring Level 3 Fair Value Input Sensitivity

Notes Receivable and Residual Certificates

Adverse changes in discount rates, credit risk rates, or prepayment rates do not result in a material impact to the fair value of notes receivable and residual certificates as of December 31, 2023 and September 30, 2024.

Payable to Securitization Note Holders

The fair value of the payable to securitization note holders is sensitive to adverse changes in discount rates, which represent estimates of the rates of return that institutional investors would require when investing in financial instruments with similar risk and return characteristics. On average, a hypothetical 100 and 200 basis point increase in discount rates results in a decrease in fair value of payable to securitization note holders of $1.9 million and $3.7 million, respectively, as of December 31, 2023 and do not result in a material impact in the fair value of payable to securitization note holders as of September 30, 2024. Adverse changes in credit risk rates and expected prepayment rates do not result in a material impact to the fair value of payable to securitization note holders as of December 31, 2023 and September 30, 2024.
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2022	$6,181	$—
Additions	—	165,318
Repayments and settlements	(3,556)	(10,016)
Changes in fair value recorded in earnings	161	(1,520)
Fair value at September 30, 2023	$2,786	$153,782

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at June 30, 2024	$11,642	$113,652
Repayments and settlements	(1,323)	(14,259)
Changes in fair value recorded in earnings	(1)	942
Fair value at September 30, 2024	$10,318	$100,335

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2023	$14,847	$141,416
Repayments and settlements	(4,004)	(42,705)
Changes in fair value recorded in earnings	(525)	1,624
Fair value at September 30, 2024	$10,318	$100,335

Loan Servicing Assets and Liabilities
As of December 31, 2023 and September 30, 2024, the Company’s loan servicing assets had a fair value of $28.1 million and $26.7 million, respectively, recorded within other assets on the condensed consolidated balance sheets. As of December 31, 2023 and September 30, 2024, the Company’s loan servicing liabilities had a fair value of $2.0 million and $1.2 million, respectively, recorded within accrued expenses and other liabilities on the condensed consolidated balance sheets.
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
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2023			September 30, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	13.00%	20.00%	16.89%	13.00%	20.00%	17.06%
Credit risk rate	0.05%	88.42%	14.93%	0.08%	65.36%	15.66%
Market-servicing rate (2)(3)	0.62%	3.72%	0.62%	0.62%	3.70%	0.62%
Prepayment rate	1.05%	96.90%	41.05%	2.17%	96.90%	37.79%
_________
(1)Unobservable inputs were weighted by relative fair value.
(2)Excludes ancillary fees that would be passed on to a third-party servicer.
(3)Expressed as a percentage of the outstanding principal balance for auto loans of 3.72% and 3.70% as of December 31, 2023 and September 30, 2024, respectively and 0.62% for personal loans as of both December 31, 2023 and September 30, 2024.

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Significant Recurring Level 3 Fair Value Input Sensitivity

The table below presents the fair value sensitivity of loan servicing assets and liabilities to adverse changes in key assumptions. The fair value of loan servicing assets and liabilities is not sensitive to adverse changes in discount rates as such changes do not result in a material impact on the fair value as of December 31, 2023 and September 30, 2024, respectively. Adverse changes in prepayment rates do not result in a material impact to the fair value of loan servicing liabilities as of December 31, 2023 and September 30, 2024.

	December 31,	September 30,
	2023	2024
Fair value of loan servicing assets	$28,092	$26,705
Expected market-servicing rates
10% market-servicing rates increase	(7,475)	(8,621)
20% market-servicing rates increase	(14,916)	(15,784)
Expected prepayment rates
10% prepayment rates increase	(632)	(2,096)
20% prepayment rates increase	(1,257)	(2,750)

	December 31,	September 30,
	2023	2024
Fair value of loan servicing liabilities	$2,038	$1,164
Expected market-servicing rates
10% market-servicing rates increase	1,100	881
20% market-servicing rates increase	2,235	1,451

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the loan servicing assets and liabilities classified by the Company within Level 3 of the fair value hierarchy:

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at June 30, 2023	$33,339	$2,577
Sale of loans	3,475	3
Repayments and other changes in fair value recorded in earnings	(6,723)	(187)
Fair value at September 30, 2023	$30,091	$2,393

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2022	$36,467	$3,968
Sale of loans	10,512	80
Repayments and other changes in fair value recorded in earnings	(16,888)	(1,655)
Fair value at September 30, 2023	$30,091	$2,393

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at June 30, 2024	$25,790	$1,223
Sale of loans	5,552	1
Repayments and other changes in fair value recorded in earnings	(4,637)	(60)
Fair value at September 30, 2024	$26,705	$1,164

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2023	$28,092	$2,038
Sale of loans	11,451	3
Repayments and other changes in fair value recorded in earnings	(12,838)	(877)
Fair value at September 30, 2024	$26,705	$1,164
Beneficial Interests

In connection with certain committed capital and other co-investment arrangements, the Company is obligated to make payments to the third-party or is entitled to receive payments from the third-party if credit performance on the underlying loans deviate from initial expectations set at the time of loan sale or origination, subject to a dollar cap. As of December 31, 2023 and September 30, 2024, the fair value of the beneficial interest assets related to these arrangements was $41.0 million and $131.5 million, respectively. As of the same dates, the fair value of the beneficial interest liabilities was $4.2 million and $13.2 million, respectively.
Valuation Methodology

Beneficial interests are measured at estimated fair value using a discounted cash flow model. The model first considers projected defaults, losses, prepayments and recoveries to calculate nominal net cash flows on the underlying loan portfolios. The model then calculates cash inflows or outflows for the Company based on the contractual terms of the arrangements. These net cash flows are discounted using an estimate of market rates of return that reflect the risk premium related to those cash flows. The models use inputs discussed below that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to determine fair value.
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s fair value measurements of beneficial interests as of December 31, 2023 and September 30, 2024:

	December 31, 2023			September 30, 2024
	Minimum	Maximum	Weighted-Average(1)	Minimum	Maximum	Weighted-Average(1)
Beneficial interest assets
Discount rate	7.00%	14.00%	13.63%	7.00%	14.00%	13.69%
Credit risk rate spread(2)	(0.85)%	(0.85)%	(0.85)%	(3.00)%	7.90%	1.64%
Beneficial interest liabilities
Discount rate	14.00%	14.00%	14.00%	14.00%	14.00%	14.00%
Credit risk rate spread(2)	0.09%	9.81%	8.79%	12.90%	16.43%	13.40%

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

The following table presents the sensitivity of beneficial interest assets and liabilities to adverse changes in key assumptions used in the valuation model as of December 31, 2023 and September 30, 2024. Adverse changes in discount rates do not result in a material impact to the fair value of beneficial interest liabilities as of December 31, 2023 and September 30, 2024.
Significant Recurring Level 3 Fair Value Input Sensitivity

	December 31,	September 30,
	2023	2024
Fair value of beneficial interest assets	$41,012	$131,483
Discount rate
100 basis point increase	(1,240)	(2,621)
200 basis point increase	(2,431)	(5,152)
Expected credit rate spreads on underlying loans
10% adverse change	(9,059)	(28,780)
20% adverse change	(16,743)	(57,821)

Fair value of beneficial interest liabilities	$4,221	$13,162
Expected credit rate spreads on underlying loans
10% adverse change	5,606	5,721
20% adverse change	11,217	11,988

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Rollforward of Level 3 Fair Values

The following table presents a rollforward of beneficial interest assets and liabilities.

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at June 30, 2023	$28,664	$85
Acquisition of beneficial interests	14,719	—
Changes in fair value recorded in earnings	(6,409)	763
Fair value at September 30, 2023	$36,974	$848

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at December 31, 2022	$—	$—
Acquisition of beneficial interests	45,254	—
Changes in fair value recorded in earnings	(8,280)	848
Fair value at September 30, 2023	$36,974	$848

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at June 30, 2024	$97,804	$11,198
Acquisition of beneficial interests	32,416	—
Settlement of beneficial interests	(1,079)	(1,325)
Changes in fair value recorded in earnings	2,342	3,289
Fair value at September 30, 2024	$131,483	$13,162

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at December 31, 2023	$41,012	$4,221
Acquisition of beneficial interests(1)	103,817	—
Settlement of beneficial interests	(2,808)	(3,692)
Changes in fair value recorded in earnings	(10,538)	12,633
Fair value at September 30, 2024	$131,483	$13,162
_________
(1) Effective June 30, 2024, the Company combined the presentation of payments on beneficial interest assets with acquisition of beneficial interests.
Trailing Fee Liabilities

The Company pays certain bank partners monthly trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. The Company held trailing fee liabilities of $4.3 million as of December 31, 2023 and September 30, 2024.

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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for trailing fee liabilities:

	December 31, 2023			September 30, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	9.63%	23.22%	12.88%	9.32%	23.22%	13.20%
Credit risk rate	0.01%	88.42%	17.61%	0.02%	69.01%	18.30%
Prepayment rate	1.05%	94.68%	39.94%	1.99%	95.80%	37.01%
_________
(1) Unobservable inputs were weighted by relative fair value.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of trailing fee liabilities to adverse changes in key assumptions do not result in a material impact on the Company’s financial position or results of operations.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of trailing fee liabilities classified by the Company within Level 3 of the fair value hierarchy:

Trailing Fee Liabilities
Fair value at June 30, 2023	$4,265
Issuances	580
Repayments and settlements	(670)
Changes in fair value recorded in earnings	(2)
Fair value at September 30, 2023	$4,173

Trailing Fee Liabilities
Fair value at December 31, 2022	$4,852
Issuances	1,414
Repayments and settlements	(2,096)
Changes in fair value recorded in earnings	3
Fair value at September 30. 2023	$4,173

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Trailing Fee Liabilities
Fair value at June 30, 2024	$4,242
Issuances	912
Repayments and settlements	(834)
Changes in fair value recorded in earnings	25
Fair value at September 30, 2024	$4,345

Trailing Fee Liabilities
Fair value at December 31, 2023	$4,251
Issuances	2,101
Repayments and settlements	(2,145)
Changes in fair value recorded in earnings	138
Fair value at September 30, 2024	$4,345

 7.    Goodwill and Intangible Assets
Goodwill

During the nine months ended September 30, 2024, there were no changes in the carrying amount of goodwill of $67.1 million on the Company’s condensed consolidated balance sheets.
Intangible Assets

Acquired intangible assets subject to amortization consist of developed technology and customer relationships, and are recorded net of amortization and included within other assets on the condensed consolidated balance sheets. The gross and net carrying values and accumulated amortization are as follows:

	December 31, 2023			September 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$9,400	$(8,617)	$783	$9,400	$(9,400)	$—
Customer relationships	13,700	(3,139)	10,561	13,700	(3,996)	9,704
Total intangible assets	$23,100	$(11,756)	$11,344	$23,100	$(13,396)	$9,704

Amortization expense was immaterial and $3.2 million for the three and nine months ended September 30, 2023, respectively, and immaterial for both three and nine months ended September 30, 2024.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Expected future amortization expense for intangible assets is as follows:

September 30, 2024
Remaining 2024	$285
2025	1,142
2026	1,142
2027	1,142
2028	1,142
Thereafter	4,851
Total	$9,704

 8.    Balance Sheet Components
Other Assets

Other assets consisted of the following:

	December 31, 2023	September 30, 2024
Receivables	$40,490	$46,076
Line of credit receivable (at fair value)(3)	—	31,514
Loan servicing assets (at fair value)	28,092	26,705
Other assets	18,589	21,685
Prepaid expenses	17,976	19,549
Notes receivable and residual certificates (at fair value)	14,847	10,318
Intangible assets, net(2)	11,356	9,716
Deposits	8,919	4,950
Interest rate caps (at fair value)(1)	5,958	2,139
Total other assets	$146,227	$172,652
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

	December 31, 2023	September 30, 2024
Internally developed software	$55,008	$63,551
Leasehold improvements	14,281	15,069
Computer and networking equipment	6,054	6,069
Furniture and fixtures	4,761	4,795
Total property, equipment, and software	80,104	89,484
Accumulated depreciation and amortization	(37,449)	(51,156)
Total property, equipment, and software, net	$42,655	$38,328

Depreciation and amortization expense on property, equipment, and software was $3.9 million and $12.6 million for the three and nine months ended September 30, 2023, respectively, and $5.1 million and $14.2 million for the three and nine months ended September 30, 2024, respectively.

Capitalized internally developed software balances, net of accumulated amortization, were $31.3 million and $29.4 million as of December 31, 2023 and September 30, 2024, respectively. The Company recognized no impairment charges to internally developed software during the three months ended September 30, 2023 and recognized $2.6 million of impairment charges during the nine months ended September 30, 2023 as a result of the January 2023 Plan. Refer to “Note 15. Reorganization Expenses” for more information. During the three and nine months ended September 30, 2024, the Company recognized immaterial impairment charges to internally developed software.
Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31, 2023	September 30, 2024
Accrued expenses	$28,099	$35,364
Accrued payroll	30,161	31,336
Accounts payable	12,613	22,617
Beneficial interest liabilities (at fair value)	4,221	13,162
Trailing fee liability (at fair value)	4,251	4,345
Other liabilities	2,668	3,628
Loan servicing liabilities (at fair value)	2,038	1,164
Total accrued expenses and other liabilities	$84,051	$111,616

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 9.    Borrowings

The following table presents the aggregate principal outstanding of all debt that are included in the condensed consolidated balance sheets:

	Borrowings
	December 31, 2023	September 30, 2024
Warehouse credit facilities	$387,425	$170,084
Convertible senior notes	661,250	730,379
Total payments due	1,048,675	900,463
Unamortized debt discount	(8,251)	(13,096)
Total borrowings	$1,040,424	$887,367
The following table summarizes the aggregate amount of maturities of all borrowings:

September 30, 2024
Remaining 2024	$—
2025	47,477
2026	378,301
2027	—
2028	43,435
2029	431,250
Thereafter	—
Total	$900,463

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Warehouse Credit Facilities
The following table presents the details of the Company’s revolving warehouse credit facilities:

				December 31, 2023		September 30, 2024
	Stated Interest Rate(1)	Termination and Maturity(2)	Total Borrowing Capacity (3)	Collateral(4)	Outstanding Borrowings	Collateral(4)	Outstanding Borrowings
Upstart Auto Warehouse Trust	Benchmark rate + 3.0%	June 2024 - December 2025	$—	$278,022	$139,483	$190,861	$47,477
Upstart Auto Warehouse Trust 2	Benchmark rate + 0% - 4.0%	June 2025 - June 2026	50,000	—	—	10,472	5,437
Upstart Loan Trust	Benchmark rate + 2.8% - 3.8%	June 2025 - June 2026	325,000	361,195	247,942	94,963	73,735
Upstart Small Dollar Loan Trust	Benchmark rate + 5.5%	June 2027 - June 2028	100,000	—	—	77,179	43,435
Total			$475,000	$639,217	$387,425	$373,475	$170,084
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
(3)Total capacity is as of September 30, 2024. All amounts are committed, except for Upstart Small Dollar Loan Trust of $100.0 million and Upstart Loan Trust for which $150.0 million of the $325.0 million total capacity is uncommitted. As of September 30, 2024, the Upstart Auto Warehouse Trust facility is in the amortization period and can no longer be drawn on.
(4)Represents the aggregate restricted cash and unpaid principal balance of loans pledged as collateral.

On April 24, 2024, Upstart Loan Trust entered into an amendment to the Amended and Restated Revolving Credit and Security Agreement, which increased the uncommitted portion of the total borrowing capacity to purchase unsecured personal loans from $75.0 million to $150.0 million. All other key terms of the agreement remain the same. As of September 30, 2024, the Company was in breach of certain representations for a select pool of loans pledged in the facility. Subsequent to September 30, 2024, the Company paid down $26.8 million of the outstanding advance on the facility and was in compliance with all applicable covenants effective November 4, 2024.

During the three months ended March 31, 2024, Upstart Auto Warehouse Trust obtained waivers for breach of certain covenants under the Upstart Auto Warehouse Trust facility, which expired on June 14, 2024. On June 7, 2024, prior to the expiration, Upstart Auto Warehouse Trust amended its credit agreement to extend the maturity date to December 14, 2025. The amortization period began on June 14, 2024 and accordingly, Upstart Auto Warehouse Trust may no longer draw on the facility and all collections that represent repayment of loans pledged as collateral under the facility are applied to reduce the outstanding balance. As of September 30, 2024, the facility was in compliance with all applicable covenants.

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

Convertible Senior Notes
In August 2021, the Company issued $661.3 million in aggregate principal amount of 0.25% convertible senior notes due 2026 (the “2026 Notes”), and in September 2024, the Company issued $431.3 million in aggregate principal amount of 2.00% convertible senior notes due 2029 (the “2029 Notes”, together with the 2026 Notes, the “Notes”). Concurrently with the issuance of the 2029 Notes, the Company used approximately $302.4 million of the proceeds to repurchase approximately $334.2 million in aggregate principal amount of the outstanding 2026 Notes in individually negotiated transactions. The Company additionally repurchased approximately $27.9 million of the outstanding 2026 Notes during the third quarter of 2024 through open market purchases. The table below presents the activity of the Notes during the nine months ended September 30, 2024:

Principal balance of Notes outstanding as of December 31, 2023	$661,250
Issuance of 2029 Notes	431,250
Repurchases of 2026 Notes	(362,121)
Principal balance of Notes outstanding as of September 30, 2024	$730,379
The repurchases of the 2026 Notes were accounted for as a debt extinguishment. The difference between the consideration paid to repurchase the 2026 Notes and the carrying value of the 2026 Notes, resulted in a gain on debt extinguishment of $33.4 million separately reported on the condensed consolidated statement of operations and comprehensive loss during the three and nine months ended September 30, 2024. The partial extinguishment did not result in any changes to the terms of the 2026 Notes.
Each series of Notes is governed by its respective indenture (each, an “Indenture”), and represents senior unsecured obligations of the Company. The 2026 Notes mature on August 15, 2026 and the 2029 Notes mature on October 1, 2029, unless such Notes are earlier converted, redeemed, or repurchased in accordance with their terms. The Company may not redeem the 2026 Notes prior to August 20, 2024 or the 2029 Notes prior to October 6, 2027. The Company may redeem for cash all or any portion of the Notes, at its option, on or after August 20, 2024, in the case of the 2026 Notes, and on or after October 6, 2027, in the case of the 2029 Notes, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the Notes of the applicable series then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption for the Notes of such series at a redemption price equal to 100% of the principal amount of the Notes of such series to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.

The following table presents details of the Notes:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Interest Rate	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Conversion Date
2026 Notes	0.25%; payable semiannually on February 15 and August 15	3.5056	$285.26	May 15, 2026
2029 Notes	2.00%; payable semiannually on April 1 and October 1	21.9029	$45.66	July 1, 2029

Holders of the Notes may convert their Notes at their option any time prior to the close of business on the business day immediately preceding their respective conversion dates only under the following circumstances:

(1) during any calendar quarter commencing after December 31, 2021, in the case of the 2026 Notes, and December 31, 2024, in the case of the 2029 Notes, (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price for the respective Notes on each applicable trading day;

(2) during the five business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of the applicable series of Notes for each trading day of such five consecutive trading-day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the respective Notes on each such trading day;

(3) if the Company calls any or all of the Notes of the applicable series for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

(4) upon the occurrence of specified corporate events.

On or after the respective conversion dates, holders of the Notes of the applicable series may surrender all or any portion of their Notes of such series for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the applicable maturity date regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, either cash, shares of common stock or a combination of cash and shares of common stock, at its election.

The conversion price for each series of Notes will be subject to adjustment if certain events occur. In addition, following certain corporate events that may occur prior to the applicable maturity date or following the Company’s issuance of a notice of redemption for a series of Notes, the Company may be required to increase the conversion rate for the holder of the Notes of such series who elect to convert such Notes in connection with such corporate event or during the related redemption period in certain circumstances. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” pursuant to the applicable Indenture, holders of the applicable series of Notes may require the Company to repurchase for cash all or a portion of such Notes at a purchase price equal to 100% of the principal amount of the Notes of such series to be redeemed plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Company accounted for the issuance of each series of the Notes as a single liability at par as the conversion feature of each series of Notes does not require bifurcation as a derivative under ASC 815 and the Notes were not issued at a substantial premium. Debt issuance costs related to the 2026 Notes and 2029 Notes totaled $15.7 million and $10.4 million, respectively, which are amortized to interest expense under the effective interest method over the contractual term. The effective interest rate of the 2026 Notes and the 2029 Notes is 0.7% and 2.5%, respectively. The Company recorded immaterial coupon interest expense related to the Notes and immaterial amortization of debt issuance costs within other income, net on the condensed consolidated statements of operations and comprehensive loss for all periods presented.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents the components of the Notes as of December 31, 2023 and September 30, 2024:

	December 31, 2023				September 30, 2024
	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Fair Value	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Fair Value
2026 Notes	$661,250	$(8,251)	$652,999	$488,700	$299,129	$(2,687)	$296,442	$265,851
2029 Notes	—	—	—	—	431,250	(10,409)	420,841	471,162
Total	$661,250	$(8,251)	$652,999	$488,700	$730,379	$(13,096)	$717,283	$737,013

The estimated fair value represents Level 2 valuations in the fair value hierarchy and was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market.

Capped Call Transactions

In connection with the issuance of the 2026 Notes and the 2029 Notes, the Company entered into separate privately negotiated capped call instruments with certain financial institutions (the “2026 Capped Calls,” with respect to the 2026 Notes and the “2029 Capped Calls,” with respect to the 2029 Notes, and the 2026 Capped Calls together with the 2029 Capped Calls, the “Capped Calls”).

The Capped Calls are generally expected to offset the potential dilution to the Company’s common stock upon any conversion of Notes and/or reduce any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, in the event the market price per share of the Company’s common stock, as measured under the terms of the Capped Calls, is greater than the strike price of the Capped Calls, with such offset and/or reduction subject to a cap. If, however, the market price per share of the common stock, as measured under the terms of the Capped Calls, exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be a reduction of such potential cash payments, in each case, to the extent that such market price per share of the Company’s common stock exceeds the cap price of the Capped Calls.

The following table sets forth other key terms for the Capped Calls related to each series of Notes as of September 30, 2024:

	Initial Strike Price per Share, Subject to Certain Adjustments	Initial Cap Price per Share, Subject to Certain Adjustments	Shares of Common Stock Covered, Subject to Anti-Dilution Adjustments (in millions)	Final Expiration Date
2026 Capped Calls	$285.26	$400.36	1.0	August 15, 2026
2029 Capped Calls	$45.66	$70.24	9.4	September 27, 2029

The Capped Calls were determined to be freestanding financial instruments that meet the criteria for classification in equity; as such the Capped Calls were recorded as a reduction of additional paid-in capital within stockholders’ equity.

In the third quarter of 2024, in connection with the partial repurchase of the 2026 Notes described above, the Company entered into agreements to terminate the portion of the 2026 Capped Calls corresponding to the principal amount of the 2026 Notes repurchased. As a result of the partial terminations of the 2026 Capped Calls, the

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Company received immaterial cash payments which were recorded as an increase of additional paid-in capital within stockholders’ equity.

 10.    Stockholders' Equity
Common Stock Reserved for Future Issuance

In December 2020, the Company's amended and restated certificate of incorporation became effective, which authorizes the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share. Shares of common stock reserved for issuance, on an as-converted basis, are as follows:

	December 31,	September 30,
	2023	2024
Options issued and outstanding	12,617,254	12,350,352
Restricted stock units outstanding	5,534,394	4,511,475
Shares available for future issuance under 2020 plan	6,420,703	7,692,542
Shares available for issuance under employee stock purchase plan	2,896,226	3,425,952
Total	27,468,577	27,980,321
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

The Company records share repurchases on the settlement date. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. The Company’s policy for share retirements is to allocate the excess between par value and the repurchase price, including costs and fees, to additional paid-in capital. During the nine months ended September 30, 2024, the Company made no repurchases of common stock. As of September 30, 2024, $222.1 million remains available for future purchases of our common stock under the share repurchase program.
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2024:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2023	12,617,254	$14.57	6.1	$375,897
Options granted	1,324,632	26.48
Options exercised	(1,488,118)	8.25
Options cancelled and forfeited	(103,416)	22.87
Balances at September 30, 2024	12,350,352	16.54	5.8	334,377
Options exercisable – September 30, 2024	8,718,678	13.32	4.7	265,970
Options vested and expected to vest – September 30, 2024	12,328,033	$16.51	5.8	$334,105

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of September 30, 2024. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2023 and 2024 was $18.5 million and $34.0 million respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2023 and 2024 was $8.06, and $14.42 per share, respectively. The total fair value of options vested for the nine months ended September 30, 2023 and 2024 was $26.4 million, and $23.2 million, respectively.

As of September 30, 2024, total unrecognized stock-based compensation expense related to unvested stock options was $40.4 million, which is expected to be recognized over a remaining weighted-average period of 2.5 years.
Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees and nonemployees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over one to four years. The following table summarizes RSU activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	5,534,394	$34.90
RSUs granted	2,505,383	28.55
RSUs vested	(2,846,811)	32.36
RSUs cancelled and forfeited	(681,491)	33.79
Unvested at September 30, 2024	4,511,475	$33.14

As of September 30, 2024, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $114.7 million, which is expected to be recognized over a remaining weighted-average period of 1.7 years.

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

There were no restricted stock awards outstanding during the nine months ended September 30, 2024.
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

Compensation expense associated with the PRSUs was recognized using the straight-line attribution method for each of the nine vesting tranches over the respective derived service period. The weighted-average grant date fair value using the Monte Carlo simulation was $68.76 per share. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether these conditions will be achieved or not, and stock-based compensation expense for any such awards is not reversed if the market condition is not met. The cancellation of the grant was treated by the Company as a settlement for no consideration and remaining unrecognized compensation expense of $39.0 million associated with the grant was accelerated and recorded by the Company as part of engineering and product development expense on the condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2023.

There were no PRSUs outstanding during the nine months ended September 30, 2024.
2020 Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”) provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on the exercise date. During the nine months ended September 30, 2024, 333,564 shares of common stock were purchased under the ESPP.

As of September 30, 2024, total unrecognized stock-based compensation expense related to the ESPP was immaterial.

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

The following assumptions were used to estimate the fair value of options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Expected term (in years)	5.3	5.1 - 6.7	5.2 – 7.0	5.1 – 7.0
Expected volatility	53.33% – 53.38%	50.96% - 53.49%	50.96% – 53.38%	50.32% – 53.49%
Risk-free interest rate	4.23% – 4.60%	3.76%	3.45% – 4.60%	3.76% – 4.27%
Dividend yield	—%	—%	—%	—%

.
The following assumptions were used to estimate the fair value of ESPP purchase rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	131.05%	88.37%	97.74% – 131.05%	88.37% – 96.69%
Risk-free interest rate	5.55%	5.04%	4.97% – 5.55%	5.04% – 5.30%
Dividend yield	—%	—%	—%	—%
Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its condensed consolidated statements of operations and comprehensive loss for employees and nonemployees:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Sales and marketing	$3,231	$3,040	$5,097	$9,096
Customer operations	2,768	1,596	8,744	5,679
Engineering and product development	17,357	18,013	92,725	55,140
General, administrative, and other	12,212	10,969	35,707	33,689
Total	$35,568	$33,618	$142,273	$103,604

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

In connection with the Company’s lease agreements, letters of credit were issued on behalf of the Company for the benefit of the landlord in an aggregate amount of $2.6 million. The letters of credit are secured by certificates of deposit which are included in restricted cash on the condensed consolidated balance sheets.

Future minimum lease payments are as follows:

September 30, 2024
Remaining 2024	$3,750
2025	15,402
2026	15,850
2027	15,474
2028	6,143
Thereafter	2,990
Total undiscounted lease payments	59,609
Less: Present value adjustment	(6,261)
Operating lease liabilities	$53,348

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Finance lease expense was immaterial during three and nine months ended September 30, 2023. The Company had no finance lease expense during the three and nine months ended September 30, 2024. The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance and parking fees, were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial during the periods presented. The Company had no sublease income during the three and nine months ended September 30, 2023. Sublease income was immaterial during the three and nine months ended September 30, 2024. Operating lease expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Rent expense	$4,016	$3,542	$12,062	$10,625
Variable lease payments	$1,016	$937	$2,936	$2,862

Supplemental cash flow and non-cash information related to the Company’s operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Cash paid for amounts included in the measurement of lease liabilities	$3,803	$3,591	$11,263	$10,850

Supplemental balance sheet information related to the Company’s operating leases was as follows:

	December 31, 2023	September 30, 2024
Weighted-average remaining lease term (in years)	4.56	3.84
Weighted-average discount rate	5.11%	5.18%

 12.    Commitments and Contingencies
Commitments

The Company has loan purchase obligations under the Company’s loan agreements with certain lending partners. These lending partners retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the conclusion of the required holding period. As of December 31, 2023 and September 30, 2024, the total loan purchase commitment included outstanding principal balance of $36.6 million and $66.8 million, respectively.

The Company has extended a line of credit in connection with one of its committed capital and other co-investment arrangements. As of September 30, 2024, the Company had unfunded commitments related to the line of credit of $8.0 million. The Company held no line of credit receivable as of December 31, 2023.

The Company has commitments to fund future advances on HELOCs. As of December 31, 2023 and September 30, 2024, these commitments were immaterial and $2.8 million, respectively, however, since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

From time to time the Company is subject to, and it is presently involved in, various litigation and legal proceedings arising from the ordinary course of business activities, the outcome of which the Company cannot reasonably determine. Other than the class actions and derivative actions described below, the Company does not believe that it is presently a party to any litigation of which the outcome would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. As of December 31, 2023, no loss contingency was recorded in connection with legal proceedings. As of September 30, 2024, an immaterial loss contingency was recorded in connection with legal proceedings.

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

The maximum potential amount of future payments associated under this obligation is the outstanding balances of the loans sold to the institutional investors, which at December 31, 2023 and September 30, 2024 is $12,208.1 million and $11,042.1 million, respectively. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial and $4.9 million for the three and nine months ended September 30, 2024, respectively.

The Company did not have material contingent liabilities related to future loan repurchase obligations as of December 31, 2023 and September 30, 2024. These amounts are included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.
Legal

On July 26, 2022, a lawsuit was filed in United States District Court, Southern District of Ohio, captioned Crain v. Upstart Holdings, Inc. et al., Case No. 2:22-cv-02935-ALM-EPD (S.D. Ohio) against the Company, the Company’s Chief Executive Officer, and Chief Financial Officer, alleging that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Crain lawsuit claims unspecified damages and legal fees. On August 16, 2022, the court appointed a lead plaintiff and approved lead counsel in the Crain action. On December 5, 2022, the lead plaintiff filed a consolidated amended complaint, which names the same defendants as the previous complaint, along with two Company executives, as well as Third Point LLC and its CEO and Third Point Ventures LLC and its managing partner (also a former Upstart board member). The consolidated amended complaint brings the same claims as the previous complaint but adds a claim under Section 20A of the Exchange Act. On February 24, 2023, the Upstart defendants filed a motion to dismiss the consolidated amended complaint. On September 29, 2023, the Court issued an order, granting in part and denying in part the Upstart defendants’ motion. On November 7, 2023, the Upstart defendants filed a motion for reconsideration, which the Court denied on August 5, 2024. On February 2, 2024, Lead Plaintiff, Universal-Investment-Gesellschaft mbH, and plaintiffs, Kathy Brooks and Kevin Crain, filed a motion for an order to certify this matter, now captioned In re Upstart Holdings Securities Litigation, as a class action, appoint themselves as class representatives, and approve their selection of Motley Rice LLC and Robbins Geller Rudman & Dowd LLP as co-class counsel. The Company believes the remaining claims in the action are without merit and intends to defend itself vigorously.

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

On December 12, 2022, in response to a joint motion by the parties, the Court consolidated the OConnor and Chung matters, appointed co-lead counsel, and stayed the consolidated case until resolution of the related securities class action. On April 24, 2024, the plaintiffs in the consolidated action filed an amended complaint. The amended complaint includes allegations similar to those in the initial complaint in the OConnor action, and names the same defendants as the initial complaint, along with an additional Company executive and another former board member. The amended complaint brings the same claims as the initial complaint in the OConnor action but adds claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, for contribution under Sections 10(b) and 21D of the Exchange Act, and for abuse of control and gross mismanagement. The amended complaint seeks similar relief to that sought in the initial complaint in the OConnor action.

On February 3, 2023, a third derivative lawsuit was filed, in the United States District Court, District of Delaware, captioned Hsu v. Girouard, et al., 1:23-cv-00132-UNA (D. Del.). The Hsu action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants each of the Company’s current board members, a former board member, and its Chief Financial Officer. The Company is named as a nominal defendant. The Hsu action includes claims for violation of Section 14(a) of the Exchange Act as well as breach of fiduciary duties, and seeks unspecified monetary damages, restitution, and attorney’s fees and costs from the individual defendants. It also seeks corporate governance and internal procedure modifications. On

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

February 16, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Hsu action until resolution of the related securities class action.

On March 8, 2023, a fourth derivative lawsuit was filed, in the United States District Court, District of Delaware, captioned Sornchai et al. v. Girouard, et al., 1:23-cv-00253-MN (D. Del). The Sornchai action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants each of the Company’s current board members, a former board member, its Chief Financial Officer, and a Company executive. The Company is named as a nominal defendant. The Sornchai action includes claims for violations of Sections 10(b), 14(a) and 21D of the Exchange Act, breach of fiduciary duties, breach of fiduciary duty through misappropriation of material non-public information, and unjust enrichment, and seeks unspecified monetary damages, restitution, and attorney’s fees and costs from the individual defendants. It also seeks corporate governance and internal procedure modifications. On March 24, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Sornchai action until resolution of the related securities class action.

On April 5, 2023, a fifth derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Okhai v. Girouard, et al., C.A. No. 2023-0401-SG (Del. Ch.). The Okhai action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants the Company’s current board members, two former board members, its Chief Financial Officer, and two current or former Company executives, as well as Third Point LLC and Third Point Ventures LLC. The Okhai action includes claims for breach of fiduciary, aiding and abetting such alleged breaches, and unjust enrichment, and seeks equitable and/or injunctive relief, restitution, and attorney’s fees and costs from the individual defendants. On August 3, 2023, in response to a motion to stay by the defendants in the Okhai action, the Court stayed the Okhai action until resolution of the motion to dismiss in the related securities class action. Following the issuance of the September 29, 2023 order on the motion to dismiss in the related securities class action, on November 16, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Okhai action until resolution of the motion for reconsideration of the September 29, 2023 order on the motion to dismiss in the related securities class action. Following denial of the motion for reconsideration in the related securities class action, the parties in the Okhai action finished briefing and argued the defendants’ motion to continue the stay. On October 24, 2024, the Court continued the stay until February 1, 2025.

On October 13, 2023, a sixth derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Romanyshyn v. Girouard, et al., C.A. No. 2023-1029-SG (Del. Ch.). The Romanyshyn action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants current and former directors and Company executives, as well as Third Point LLC and its CEO, and Third Point Ventures LLC. The Romanyshyn action includes claims for breach of fiduciary, and seeks unspecified monetary damages, restitution, and attorney’s fees and costs from the individual defendants. It also seeks corporate governance and internal procedure modifications. On November 3, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Romanyshyn action pending the outcome of the motion to stay in the related Okhai derivative action (which stay has now been continued until February 1, 2025).

On October 24, 2023, a seventh derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Agarwal v. Girouard, et al., C.A. No. 2023-1075-SG (Del. Ch.). The Agarwal action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants current and former directors and Company executives, as well as Third Point LLC and its CEO, and Third Point Ventures LLC. The Agarwal action includes claims for breach of fiduciary, and seeks unspecified monetary damages, restitution, and attorney’s fees and costs from the individual defendants. It also seeks corporate governance and internal procedure modifications. On November 3, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Agarwal action pending the outcome of the motion to stay in the related Okhai derivative action (which stay has now been continued until February 1, 2025).

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

 13.    Income Taxes

The Company’s effective tax rates for the three and nine months ended September 30, 2023 and 2024, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Provision for income taxes	$10	$45	$44	$74
Effective tax rate	(0.03)%	(0.67)%	(0.02)%	(0.06)%

The Company's tax provision and the resulting effective tax rate for interim periods are determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising during the period. The Company's effective tax rate for the three and nine months ended September 30, 2024 stayed relatively consistent compared to the same periods in 2023 as the Company continues to maintain a full valuation allowance with residual current year state taxes. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowance on the Company’s deferred tax assets as it is more likely than not that some or all of these deferred tax assets will not be realized.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Numerator:
Net loss	$(40,315)	$(6,758)	$(197,734)	$(125,826)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share, basic	84,404,966	90,119,481	83,158,146	88,534,495
Weighted-average common shares outstanding used to calculate net loss per share, diluted	84,404,966	90,119,481	83,158,146	88,534,495

Net loss per share, basic	$(0.48)	$(0.07)	$(2.38)	$(1.42)
Net loss per share, diluted	$(0.48)	$(0.07)	$(2.38)	$(1.42)

The following securities were excluded from the computation of diluted net loss per share for the periods presented, due to their anti-dilutive effect. These amounts represent the number of instruments outstanding at the end of each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Options to purchase common stock	13,014,493	12,350,352	13,014,493	12,350,352
Unvested RSUs	6,391,568	4,511,475	6,391,568	4,511,475
Purchase rights committed under the ESPP	191,677	162,977	191,677	162,977
Convertible debt	2,318,078	10,494,253	2,318,078	10,494,253
Total	21,915,816	27,519,057	21,915,816	27,519,057

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

To further decrease operating costs, streamline operations, and return Upstart to profitability in the future, the Company implemented an additional series of initiatives which reduced the Company’s workforce by approximately 10% during the nine months ended September 30, 2024. In relation to these initiatives, the Company incurred $3.8 million in charges related to severance payments, employee benefits and associated taxes during the nine months ended September 30, 2024. These reorganization costs are reported in the relevant operating expense caption on the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024, the Company has made all cash payments to impacted employees. During the three months ended September 30, 2023 and 2024, the Company incurred no reorganization expenses.

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

Out of the total principal of loans transacted on our marketplace during the nine months ended September 30, 2024, 67% were purchased by institutional investors, 25% were retained by our lending partners, and 8% were held on our balance sheet. We retain loans on our balance sheet to fill gaps in investor demand, to aid in price discovery, and for research and development purposes (“R&D Loans”), including to test and evaluate our AI models for these loans. R&D Loans are primarily our auto refinance and auto retail loan products, personal loan products issued to new categories of borrowers, and other new loan products, including small dollar loans and HELOCs. R&D Loans are not yet part of our fully-established capital markets programs with institutional investors and we continue our work on developing such programs. The remainder of loans on our balance sheet represent core personal loans, which Upstart would sell to institutional investors.

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
Loans on our platform today are predominantly sourced from Upstart.com. For these loans, we incur variable costs in the form of borrower acquisition costs and borrower verification and servicing costs. Borrower acquisition, verification and servicing costs are highly correlated with Transaction Volume (as defined below), which fluctuates on a quarter by quarter basis. We continue to focus on improvements to our level of automation and Conversion Rate (as defined below) through our increasingly sophisticated risk models and our evolving channel mix which have contributed to improving our loan unit economics over time.
Credit Performance

We consider credit performance of Upstart-powered loans to be one of the most important measures of the effectiveness of our AI models. However, credit performance is impacted by multiple factors, including factors that our models do not predict, such as macroeconomic conditions.

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

Lending is a cyclical industry, and we believe it is important to take a long-term view of credit performance. An equal investment in all vintages of Upstart-powered core personal loans that originated in the first quarter of 2018 through the first quarter of 2024 is currently expected to deliver returns in line with a blended target of 9.5%.

At a more granular level, all quarterly vintages of core personal loans that originated in 2018 through the fourth quarter of 2020 are currently forecasted to meet or exceed the target returns set at the time of loan origination.

However, the quarterly vintages of core personal loans that originated in the first quarter 2021 through the fourth quarter 2023 are currently forecasted to underperform relative to their target returns. Even though our underwriting models have over time utilized more variables and data points about borrowers which has improved model performance, they were not designed to predict the severe impact of recent changes to macroeconomic conditions, credit market volatility and interest rate fluctuations that have occurred, all of which were (and still are) beyond our control. The forecasted underperformance for these vintages reflects the impact of a combination of factors that occurred during that period, including the elimination of government stimulus measures and the worsening of the macroeconomic environment, via rising inflation and the resulting sharply higher interest rates.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The evolving macroeconomic conditions during that period led to more borrowers not making payments on their personal loans than anticipated at the time of underwriting. For example, borrowers likely prioritized repayment of loans that are secured by necessities, such as mortgages or auto loans, over unsecured personal loans. Higher interest rates also likely led to higher payment obligations, which reduced the ability of borrowers to remain current on their obligations. These factors led to increased delinquencies, defaults and bankruptcies declared by borrowers, resulting in more charge-offs and fewer recoveries, all of which had an adverse effect on the credit performance of loans facilitated on our marketplace during that time period.

To respond to macroeconomic changes more rapidly, we introduced the Upstart Macro Index (“UMI”) in 2023, which estimates the impact that observed macroeconomic changes may have on credit performance for Upstart-powered unsecured personal loans.

The core personal loans that originated in the first quarter of 2024 or later are currently forecasted to deliver returns in line with target yields. This reversion in performance, relative to the quarterly vintages of core personal loans that originated in the first quarter 2021 through the fourth quarter 2023, was driven by a combination of factors including increased conservatism in underwriting and the relative stabilization of macroeconomic conditions, as reflected in the UMI, which has helped credit perform in line with our models’ predictions as there has been less unexpected volatility in macroeconomic factors impacting loan performance. Our most recent AI models also benefited from more data on borrower repayment patterns from the period of significant macroeconomic changes. This resulted in substantive positive changes in observed and expected borrower repayments even for vintages with limited seasoning. This makes our more recent models more accurate than those used in early 2021. Refer to section “Factors Affecting Our Performance - Impact of Macroeconomic Environment” for additional details.

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

In response to this challenging macroeconomic environment where many lenders and credit investors have significantly reduced or paused investments in Upstart-powered loans, we announced reductions in workforce in January 2023 (“January 2023 Plan”) that resulted in the termination of approximately 20% of our workforce. To further decrease operating costs, streamline operations, and return Upstart to profitability in the future, during the nine months ended September 30, 2024, the Company implemented an additional series of initiatives which reduced the Company’s workforce by approximately 10%. Refer to “Note 15. Reorganization Expenses” for more information. Further disruption in financial markets could impair our lending partners and result in further constrained funding, which would adversely impact our business, financial condition and operating results.

In order to create greater stability for our business, beginning in 2023, we secured several committed capital and co-investment arrangements with institutional investors and other third-parties that provide loan funding over longer durations. We continue our work on expanding our loan funding capacity and in the interim period, we have utilized and may continue to utilize our balance sheet to support loan funding. While our goal remains to operate as a capital-light marketplace for credit, we will continue to leverage our balance sheet in the short term as we evaluate opportunities to implement committed capital and co-investment structures.

Our credit decisioning process takes into account macroeconomic conditions data, such as unemployment levels and personal savings rates, that we receive from third-party sources. To respond to macroeconomic changes and provide relevant and up-to-date information to our lending partners, we introduced a new metric, UMI, in 2023. UMI is designed to quantify the level of underlying macroeconomic risk, specific to our borrower base, relative to a benign credit environment. A UMI of 1.0 reflects loan losses at this baseline rate. We subsequently launched an update to UMI which removes seasonal patterns to better describe the underlying macroeconomic effects. As of September 30, 2024, UMI was measured at approximately 1.52, meaning that current macroeconomic conditions contributed an incremental risk of approximately 52% to the repayment performance of an Upstart-powered unsecured personal loan, compared to the baseline.

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

We continuously monitor the direct and indirect impacts of the current macroeconomic conditions, including interest rate changes, on our business, financial condition, and results of operations.
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

Product Expansion and Innovation

We believe that significant growth opportunities exist to apply our evolving AI technology to additional segments of credit, and we continue to invest in research and development of our products. We introduced a new offering of personal loans for borrowers interested in small dollar loans in 2022, launched our HELOC product in the third quarter of 2023, and launched auto secured personal loans in the second quarter of 2024. We may incur expenses to support the launch of new products and fund early loan originations. Monetization prospects for new products are uncertain, and costs associated with integrating, developing and marketing new products might not be recovered, which could weigh on our top-line growth and profitability.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction. The following presents our key operating and financial metrics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Transaction Volume, Dollars	$1,219,262	$1,582,317	$3,392,446	$3,822,847
Transaction Volume, Number of Loans(1)	114,464	188,149	307,995	451,429
Conversion Rate	9.5%	16.3%	9.1%	15.3%
Percentage of Loans Fully Automated	88%	91%	87%	91%

Contribution Profit(2)	$94,154	$102,376	$257,699	$259,635
Contribution Margin(2)	64%	61%	63%	60%
Adjusted EBITDA(2)	$2,252	$1,413	$(17,836)	$(28,182)
Adjusted EBITDA Margin(2)	2%	1%	(5)%	(7)%
Adjusted Net Loss(2)	$(3,869)	$(5,325)	$(37,207)	$(47,770)
Adjusted Net Loss Per Share:
Basic(2)	$(0.05)	$(0.06)	$(0.45)	$(0.54)
Diluted(2)	$(0.05)	$(0.06)	$(0.45)	$(0.54)
_______
(1)Transaction Volume, Number of Loans is shown in ones for the periods presented.
(2)Represents a non-GAAP financial measure. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for further information.
Transaction Volume

We define Transaction Volume, Dollars as the total principal of loan originations (or committed amounts for HELOCs) facilitated on our marketplace during the periods presented. We define Transaction Volume, Number of Loans as the number of loan originations (or commitments issued for HELOCs) facilitated on our marketplace during the periods presented. Increases in Transaction Volume are dependent on our loan funding programs having sufficient access to capital. Decreases in the availability of funding due to factors such as volatility in the capital markets and macroeconomic conditions will generally cause a decline in Transaction Volume. Transaction Volume is driven by improvements in our AI models and technology, including our ability to streamline and automate the loan application and origination process. Transaction Volume can also be driven by several other factors, including borrower acceptance rates and their sensitivity to the interest rates offered through our platform. We believe these metrics are good proxies for our overall scale and reach as a marketplace. Transaction Volume, Dollars increased 30% in the three months ended September 30, 2024 compared to the same period of 2023, and increased 13% in the nine months ended September 30, 2024 compared to the same period of 2023. Transaction Volume, Number of Loans increased 64% and 47% in the three and nine months ended September 30, 2024 compared to the same period of 2023, respectively. These increases were primarily due to model improvements and product initiatives, resulting in an increase in the number of qualified borrowers. The increase in Transaction Volume, Number of Loans was higher than the increase in Transaction Volume, Dollars due to the decrease in average loan size, primarily due to the increase in small dollar loans.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Conversion Rate

We define Conversion Rate as the Transaction Volume, Number of Loans in a period divided by the number of rate inquiries received that we estimate to be legitimate, which we record when a borrower requests a loan offer on our platform. We track this metric to understand the impact of improvements to the efficiency of our borrower funnel on our overall growth. Historically, our Conversion Rate has benefited from improvements to our technology, which have made our evaluation of risk more accurate and our verification process more automated, or from the addition of lending partners that have made our offers more competitive. However, our Conversion Rate can be impacted by a variety of internal factors such as changes in the amount of origination fees that we charge or changes in the rate of returns we target for our lending partners and institutional investors. External factors such as shifts in macroeconomic conditions, including interest rate changes, also impact our Conversion Rate. Our ability to continue to improve our Conversion Rate depends in part on our ability to continue to improve our AI models and Percentage of Loans Fully Automated and the mix of marketing channels in any given period. Our Conversion Rate increased to 16.3% and 15.3% in the three and nine months ended September 30, 2024, respectively, from 9.5% and 9.1% in the same periods of 2023, primarily driven by underwriting model improvements and new product initiatives, coupled with continued optimization in our acquisition channels.
Percentage of Loans Fully Automated

A driver of our Contribution Margin and operating efficiency is the Percentage of Loans Fully Automated, which is defined as the total number of loans in a given period originated end-to-end (from initial rate request to final funding for personal loans and small dollar loans and from initial rate request to signing of the loan agreement for auto loans) with no human involvement required by the Company divided by the Transaction Volume, Number of Loans in the same period. We have been successful in increasing the level of loan automation on the platform over the past few years while simultaneously holding fraud rates constant and at very low levels. We believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. We expect growth of the Percentage of Loans Fully Automated to subside in the near term. However, as we expand our loan offerings, this percentage may fluctuate from period to period depending on the loan offering mix and other external factors. Our Percentage of Loans Fully Automated increased to 91% in both three and nine months ended September 30, 2024, respectively, from 88% and 87% in the same periods of 2023.

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

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Revenue from fees, net	146,755	167,590	$407,585	$436,190
Borrower acquisition costs(1)	(23,598)	(32,749)	(62,359)	(80,785)
Borrower verification and servicing costs(2)	(29,003)	(32,465)	(87,527)	(95,770)
Total direct expenses	(52,601)	(65,214)	(149,886)	(176,555)
Contribution Profit	$94,154	$102,376	$257,699	$259,635
Contribution Margin	64%	61%	63%	60%
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

Adjusted EBITDA and Adjusted EBITDA Margin

We calculate Adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense and certain payroll tax expenses, depreciation and amortization, expense on convertible notes, provision for income taxes, gain on debt extinguishment, and reorganization expenses. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue. Adjusted EBITDA and Adjusted EBITDA Margin includes interest expense from corporate debt and warehouse credit facilities which is incurred in the course of earning corresponding interest income. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin.
Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

We define Adjusted Net Income (Loss) as net income (loss) exclusive of stock-based compensation expense and certain payroll tax expenses as well as certain items that are not related to core business and ongoing operations, such as gain on debt extinguishment and reorganization expenses. Adjusted Net Income (Loss) Per Share is calculated by dividing Adjusted Net Income (Loss) Per Share by the weighted-average common shares outstanding. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Share.

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
Other Income, Net

Other income, net primarily consists of dividend income earned by the Company on its unrestricted cash balances in addition to coupon interest expense and amortization of the debt discount on our Notes.
Gain on Debt Extinguishment

Gain on debt extinguishment consists of the gain recognized from the repurchase of a portion of the outstanding 2026 Notes. Refer to “Note 9. Borrowings” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our Notes.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Revenue:
Revenue from fees, net	$146,755	$167,590	$407,585	$436,190
Interest income, interest expense, and fair value adjustments, net:
Interest income	37,692	40,845	116,923	144,899
Interest expense	(9,414)	(10,818)	(20,828)	(33,002)
Fair value and other adjustments, net	(40,476)	(35,477)	(130,430)	(130,523)
Total interest income, interest expense, and fair value adjustments, net	(12,198)	(5,450)	(34,335)	(18,626)
Total revenue	134,557	162,140	373,250	417,564
Operating expenses(1):
Sales and marketing	33,042	43,229	88,371	111,337
Customer operations	36,914	39,302	114,301	117,394
Engineering and product development	54,941	64,887	222,986	186,431
General, administrative, and other	53,505	59,874	156,616	170,508
Total operating expenses	178,402	207,292	582,274	585,670
Loss from operations	(43,845)	(45,152)	(209,024)	(168,106)
Other income, net	3,540	5,078	11,334	8,993
Gain on debt extinguishment	—	33,361	—	33,361
Net loss before income taxes	(40,305)	(6,713)	(197,690)	(125,752)
Provision for income taxes	10	45	44	74
Net loss	$(40,315)	$(6,758)	$(197,734)	$(125,826)
________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Sales and marketing	$3,231	$3,040	$5,097	$9,096
Customer operations	2,768	1,596	8,744	5,679
Engineering and product development	17,357	18,013	92,725	55,140
General, administrative, and other	12,212	10,969	35,707	33,689
Total stock-based compensation	$35,568	$33,618	$142,273	$103,604

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Revenue
Revenue from Fees, Net

The following table set forth our revenue from fees, net in the periods shown:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2024	$	%	2023	2024	$	%
Platform and referral fees, net	$112,437	$134,199	$21,762	19%	$295,859	$336,653	$40,794	14%
Servicing and other fees, net	34,318	33,391	(927)	(3)%	111,726	99,537	(12,189)	(11)%
Total revenue from fees, net	$146,755	$167,590	$20,835	14%	$407,585	$436,190	$28,605	7%

Revenue from fees, net increased $20.8 million, or 14%, in the three months ended September 30, 2024, compared to the same period in 2023, which included an increase of $21.8 million in revenue from platform and referral fees, net, and a decrease of $0.9 million in servicing fees, net. The increase of the platform and referral fees, net was primarily driven by a 30% increase in the Transaction Volume, Dollars from $1,219.3 million in the three months ended September 30, 2023 to $1,582.3 million in the same period in 2024, partially offset by a decrease in prices of our services over the same period. The decrease in servicing fees was primarily due to a decrease in outstanding principal of serviced loans.

Revenue from fees, net increased $28.6 million, or 7%, in the nine months ended September 30, 2024, compared to the same period in 2023, which included an increase of $40.8 million in revenue from platform and referral fees, net, and a decrease of $12.2 million in servicing fees, net. The increase of the platform and referral fees, net was primarily driven by a 13% increase in the Transaction Volume, Dollars of Loans from $3,392.4 million in the nine months ended September 30, 2023 to $3,822.8 million in the same period in 2024, partially offset by a decrease in prices of our services. The decrease in servicing fees was primarily due to a decrease in outstanding principal of serviced loans, partially offset by a decrease in net loss related to loan servicing rights upon loan sales and fair value adjustments.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Interest Income, Interest Expense, and Fair Value Adjustments, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2024	$	%	2023	2024	$	%
Operating entities(1):
Interest income	$27,644	$34,097	$6,453	23%	$106,875	$121,813	$14,938	14%
Interest expense	(5,660)	(8,546)	(2,886)	(51)%	(17,074)	(25,456)	(8,382)	(49)%
Fair value adjustments, net	(40,843)	(29,751)	11,092	27%	(130,797)	(104,880)	25,917	20%
Consolidated securitization entities:
Interest income	10,048	6,748	(3,300)	(33)%	10,048	23,086	13,038	130%
Interest expense	(3,754)	(2,272)	1,482	39%	(3,754)	(7,546)	(3,792)	(101)%
Fair value adjustments, net	367	(5,726)	(6,093)	(1,660)%	367	(25,643)	(26,010)	(7087)%
Total Company:
Interest income	37,692	40,845	3,153	8%	116,923	144,899	27,976	24%
Interest expense	(9,414)	(10,818)	(1,404)	(15)%	(20,828)	(33,002)	(12,174)	(58)%
Fair value adjustments, net	(40,476)	(35,477)	4,999	12%	(130,430)	(130,523)	(93)	0%
Total interest income, interest expense, and fair value adjustments, net	$(12,198)	$(5,450)	$6,748	55%	$(34,335)	$(18,626)	$15,709	46%
_________
(1)Consist of balances recognized by entities participating in ongoing operating activities of the Company, excluding entities associated with the UPST 2023-2 consolidated securitization.

Interest income, interest expense, and fair value adjustments, net increased $6.7 million, or 55% in the three months ended September 30, 2024, compared to the same period in 2023. The increase was driven by a $5.0 million decrease in unfavorable fair value adjustments and a $3.2 million increase in interest income, partially offset by a $1.4 million increase in interest expense. The decrease in unfavorable fair value adjustments is primarily attributable to a $6.2 million decrease in fair value loss on beneficial interests, partially offset by a $1.2 million increase in unrealized loss and loan charge-offs during the three months ended September 30, 2024 compared to the same period in 2023. The increase in interest income resulted from a $6.5 million increase in interest income recognized by operating entities, partially offset by a $3.3 million decrease in interest income recognized by consolidated securitization entities, consistent with an increase in the average outstanding principal of loans held on the condensed consolidated balance sheet by operating entities during the period and a decrease in the outstanding principal of loans held in the consolidated securitization during the period. The increase in interest income and decrease in unfavorable fair value adjustments was partially offset by an increase in interest expense due to the decrease in the fair value of our interest rate caps, and a $1.5 million decrease in interest expense recognized by consolidated securitization entities due to lower payable to securitization noteholders in the period.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Interest income, interest expense, and fair value adjustments, net increased $15.7 million, or 46% in the nine months ended September 30, 2024, compared to the same period in 2023. The increase was primarily driven by an increase in the average outstanding principal balance of loans held on the condensed consolidated balance sheets during the period resulting in a $28.0 million increase in interest income, including $13.0 million of interest income recognized by consolidated securitization entities. The increase was partially offset by an increase in interest expense due to an increase in average borrowings during the period compared to the same period in 2023, including an increase of $3.8 million recognized by consolidated securitization entities. The increase in interest income and interest expense recognized by consolidated securitization entities was due to the timing of the transaction, resulting in full year of income and expense recognized in 2024 compared to one quarter in 2023. Unfavorable fair value adjustments, net remained flat during the nine months ended September 30, 2024 compared to the same period in 2023.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2024	$	%	2023	2024	$	%
Sales and marketing	$33,042	$43,229	$10,187	31%	$88,371	$111,337	$22,966	26%
% of revenue	25%	27%			24%	27%

Sales and marketing expenses increased by $10.2 million, or 31%, in the three months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to a $9.2 million increase in advertising and other traffic acquisition cost and a $0.8 million increase in payroll and other personnel-related expenses. As a percentage of total revenue, sales and marketing expenses increased from 25% to 27%.

Sales and marketing expenses increased by $23.0 million, or 26%, in the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to a $18.4 million increase in advertising and other traffic acquisition cost and a $4.4 million increase in payroll and other-personnel related expenses. As a percentage of total revenue, sales and marketing expenses increased from 24% to 27%.

Customer Operations

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2024	$	%	2023	2024	$	%
Customer operations	$36,914	$39,302	$2,388	6%	$114,301	$117,394	$3,093	3%
% of revenue	27%	24%			31%	28%

Customer operations expenses increased by $2.4 million, or 6%, in the three months ended September 30, 2024, compared to the same period in 2023. The increase was primarily due to a $3.3 million increase in servicing expenses, $0.8 million increase in information verification expenses, and $0.6 million increase in systems expenses. The increase was partially offset by a $2.2 million decrease in payroll and other personnel-related expenses due to a decrease in headcount. As a percentage of total revenue, customer operations expenses decreased from 27% to 24%.

Customer operations expenses increased by $3.1 million, or 3%, in the nine months ended September 30, 2024, compared to the same period in 2023. The increase was primarily due to a $11.4 million increase in servicing expenses, $1.9 million increase in information verification expenses, and a $1.2 million removal of an operational contingency reserve in the prior period. The increase was partially offset by a $11.1 million decrease in payroll and other personnel-related expenses and a $0.2 million decrease in backup servicing fees. As a percentage of total revenue, customer operations expenses decreased from 31% to 28%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Engineering and Product Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2024	$	%	2023	2024	$	%
Engineering and product development	$54,941	$64,887	$9,946	18%	$222,986	$186,431	$(36,555)	(16)%
% of revenue	41%	40%			60%	45%

Engineering and product development expenses increased by $9.9 million, or 18%, for the three months ended September 30, 2024, compared to the same period in 2023. The increase was primarily due to a $8.7 million increase in payroll and other personnel-related expenses and a $1.2 million increase in other engineering operating expenses. As a percentage of total revenue, engineering and product development expenses decreased from 41% to 40%.

Engineering and product development expenses decreased by $36.6 million, or 16%, for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease was primarily due to a decrease of $35.1 million in payroll and other personnel-related expenses driven by an expense related to the cancellation of PRSUs during the nine months ended September 30, 2023, refer to “Note 10. Stockholders' Equity”, and $1.5 million decrease in other engineering operating expenses. As a percentage of total revenue, engineering and product development expenses decreased from 60% to 45%.
General, Administrative, and Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2024	$	%	2023	2024	$	%
General, administrative, and other	$53,505	$59,874	$6,369	12%	$156,616	$170,508	$13,892	9%
% of revenue	40%	37%			42%	41%

General, administrative, and other expenses increased by $6.4 million, or 12%, in the three months ended September 30, 2024, compared to the same period in 2023. The increase was primarily due to an increase of $4.5 million in payroll and other personnel-related expenses and an increase of $2.2 million in legal and compliance expenses, partially offset by a decrease of $0.7 million in office rent and other facility expenses. As a percentage of total revenue, general, administrative, and other expenses decreased from 40% to 37%.

General, administrative, and other expenses increased by $13.9 million, or 9%, in the nine months ended September 30, 2024, compared to the same period in 2023. The increase was primarily due to an increase of $8.2 million in legal and compliance expenses and an increase of $7.2 million in payroll and personnel-related costs. The increase was partially offset by a $1.9 million decrease in office rent and other facility expenses. As a percentage of total revenue, general, administrative, and other expenses decreased from 42% to 41%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2024	$	%	2023	2024	$	%
Other income, net	$3,540	$5,078	$1,538	43%	$11,334	$8,993	$(2,341)	(21)%

In the three months ended September 30, 2024, other income, net increased by $1.5 million, or 43%, compared to the same period in 2023, due to a $2.7 million increase in miscellaneous other income, net, partially offset by a $1.0 million decrease in dividend income.

In the nine months ended September 30, 2024, other income, net decreased by $2.3 million, or 21%, compared to the same period in 2023, due to a $2.7 million decrease in dividend income, partially offset by a $0.5 million decrease in miscellaneous other income, net.
Gain on Debt Extinguishment

	Three months ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2024	$	%	2023	2024	$	%
Gain on debt extinguishment	$—	$33,361	$33,361	100%	$—	$33,361	$33,361	100%

In the three and nine months ended September 30, 2024, gain on debt extinguishment increased by $33.4 million, compared to the same periods in 2023. During the third quarter of 2024, the Company repurchased a portion of the outstanding principal amount of the 2026 Notes. In connection with the partial repurchase of the 2026 Notes, the Company recognized a gain on debt extinguishment of $33.4 million during the three and nine months ended September 30, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Revenue from fees, net	$146,755	$167,590	$407,585	$436,190
Loss from operations	(43,845)	(45,152)	(209,024)	(168,106)
Operating Margin	(30)%	(27)%	(51)%	(39)%
Sales and marketing, net of borrower acquisition costs(1)	$9,444	$10,480	$26,012	$30,552
Customer operations, net of borrower verification and servicing costs(2)	7,911	6,837	26,774	21,624
Engineering and product development	54,941	64,887	222,986	186,431
General, administrative, and other	53,505	59,874	156,616	170,508
Interest income, interest expense, and fair value adjustments, net	12,198	5,450	34,335	18,626
Contribution Profit	$94,154	$102,376	$257,699	$259,635
Contribution Margin	64%	61%	63%	60%
_________
(1)Borrower acquisition costs were $23.6 million and $32.7 million for the three months ended September 30, 2023 and 2024, respectively, and were $62.4 million, and $80.8 million for the nine months ended September 30, 2023 and 2024, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses.
(2)Borrower verification and servicing costs were $29.0 million and $32.5 million for the three months ended September 30, 2023 and 2024, respectively, and were $87.5 million, and $95.8 million for the nine months ended September 30, 2023 and 2024, respectively.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We believe that Adjusted EBITDA and Adjusted EBITDA Margin are useful for investors to use in comparing our financial performance with the performance of other companies for the following reasons:
•Adjusted EBITDA and Adjusted EBITDA Margin are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation, and interest expense, that can vary substantially from company to company depending upon their financing and capital structures, and the method by which assets were acquired; and
•Adjusted EBITDA and Adjusted EBITDA Margin eliminate the impact of certain items such as stock-based compensation expense and certain payroll tax expense, expense on convertible notes, gain on debt extinguishment, and reorganization expenses that may obscure trends in the underlying performance of our business; and
•Adjusted EBITDA and Adjusted EBITDA Margin provide consistency and comparability with our past financial performance, and facilitate comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Our use of Adjusted EBITDA and Adjusted EBITDA Margin has limitations as an analytical tool, and these measures should not be considered in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:
•Although depreciation expense is a non-cash charge, the assets being depreciated may have to be replaced in the future, and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Total revenue	$134,557	$162,140	$373,250	$417,564
Net loss	(40,315)	(6,758)	(197,734)	(125,826)
Net Loss Margin	(30)%	(4)%	(53)%	(30)%
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	$36,446	$34,794	$144,991	$107,639
Depreciation and amortization	4,934	5,390	15,800	15,850
Reorganization expenses	—	—	15,536	3,778
Expense on convertible notes	1,177	1,303	3,527	3,664
Gain on debt extinguishment	—	(33,361)	—	(33,361)
Provision for income taxes	10	45	44	74
Adjusted EBITDA	$2,252	$1,413	$(17,836)	$(28,182)
Adjusted EBITDA Margin	2%	1%	(5)%	(7)%
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

We define Adjusted Net Income (Loss) as net income (loss) exclusive of stock-based compensation expense and certain payroll tax expense, gain on debt extinguishment, and reorganization expenses. Adjusted Net Income (Loss) Per Share is calculated by dividing Adjusted Net Income (Loss) Per Share by the weighted-average common shares outstanding. We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share are useful measures for investors in evaluating our ability to generate earnings, more readily compare between past and future periods, and provide comparability of our performance with the performance of other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Net loss	$(40,315)	$(6,758)	$(197,734)	$(125,826)
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	36,446	34,794	144,991	107,639
Reorganization expenses	—	—	15,536	3,778
Gain on debt extinguishment	—	(33,361)	—	(33,361)
Adjusted Net Loss	$(3,869)	$(5,325)	$(37,207)	$(47,770)
Net loss per share:
Basic	$(0.48)	$(0.07)	$(2.38)	$(1.42)
Diluted	$(0.48)	$(0.07)	$(2.38)	$(1.42)
Adjusted Net Loss Per Share:
Basic	$(0.05)	$(0.06)	$(0.45)	$(0.54)
Diluted	$(0.05)	$(0.06)	$(0.45)	$(0.54)
Weighted-average common shares outstanding:
Basic	84,404,966	90,119,481	83,158,146	88,534,495
Diluted	84,404,966	90,119,481	83,158,146	88,534,495
_________
(1)Payroll tax expenses include the amount of employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2024, our primary source of liquidity was unrestricted cash of $445.3 million. We also held $5.0 million of investments in certificates of deposit with maturities greater than three months as of September 30, 2024. Changes in the balance of cash are generally a result of working capital fluctuations and the timing of purchases and sales of loans facilitated through our marketplace. To finance purchases of certain loans facilitated through our lending marketplace, we rely on our warehouse credit facilities through the special-purpose trusts and corporate cash.

Our convertible senior notes have an aggregate principal balance of $730.4 million and bear interest at a rate of 0.25% per year, in the case of the 2026 Notes, and 2.00% per year, in the case of the 2029 Notes, in each case payable semiannually. The 2026 Notes mature on August 15, 2026 and the 2029 Notes mature on October 1, 2029, in each case unless earlier converted, redeemed, or repurchased in accordance with their terms. Refer to “Note 9. Borrowings” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our Notes.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Our warehouse credit facilities, which mature between December 2025 and June 2028, allow us to borrow up to an aggregate of $325.0 million to purchase unsecured personal loans, $100.0 million to purchase small dollar loans, and up to $50.0 million to purchase auto loans. As of June 14, 2024, the revolving period ended for Upstart Auto Warehouse Trust, and we may no longer draw from the facility. The Upstart Auto Warehouse Trust facility matures in December 2025, by which time all outstanding amounts owed must be repaid. As of September 30, 2024, we have drawn an aggregate of $170.1 million on our warehouse credit facilities. Refer to “Note 9. Borrowings” in Part I, Item 1 of this Form 10-Q for further details on our warehouse credit facilities.

We lease office facilities under operating lease agreements which expire between 2027 and 2029. Our cash requirements related to these lease agreements are $59.6 million, of which $15.3 million is expected to be paid within the next 12 months. Refer to “Note 11. Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our operating lease obligations.

We have committed to purchase loans from certain lending partners at the conclusion of the required holding period, which is generally equal to three business days. As of September 30, 2024, the total loan purchase commitment was $66.8 million. We have also extended a line of credit to a third-party in connection with one of our committed capital and other co-investment arrangements. As of September 30, 2024, the Company had unfunded commitments related to the line of credit of $8.0 million. The Company also has commitments to fund future advances on HELOCs. As of September 30, 2024, these commitments were $2.8 million, however since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. See “Note 12. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our commitments.

In connection with our committed capital and other co-investment arrangements, we are obligated to put a certain amount of our assets at risk in relation to the credit performance of the underlying loans. The risk in these arrangements is subject to a dollar cap, which represents the Company’s maximum exposure to losses in a particular arrangement. As of September 30, 2024, the Company’s aggregate maximum exposure to losses was $357.9 million. Refer to “Note 5. Beneficial Interests” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our committed capital and co-investment arrangements. Our cash requirements for the next 12 months related to investments in these existing arrangements is estimated to be up to $222.0 million.

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended September 30,
	2023	2024
Net cash provided by operating activities	$33,887	$297,257
Net cash used in investing activities	(88,562)	(159,817)
Net cash provided by financing activities	137,236	50,540
Change in cash and restricted cash	$82,561	$187,980

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

Net cash provided by operating activities was $297.3 million for the nine months ended September 30, 2024, which consisted of adjustments for non-cash items of $230.5 million, $192.6 million in net changes in operating assets and liabilities, and net loss of $125.8 million. The increase in non-cash adjustments was primarily related to $167.5 million of changes in fair value of loans held on the Company’s balance sheet and $103.6 million of stock-based compensation, partially offset by $35.8 million of changes in fair value of beneficial interest assets and $33.4 million of gain on debt extinguishment. The increase in net changes in operating assets and liabilities was primarily related to $157.0 million in principal payments received for loans held-for-sale and $36.5 million in principal payments received for loans held in consolidated securitization.

Net Cash from Investing Activities

Net cash used in investing activities was $159.8 million for the nine months ended September 30, 2024 as a result of $196.6 million purchases and originations of loans held-for-investment and $63.2 million acquisition of beneficial interest assets, partially offset by $99.8 million in principal payments received for loans held-for-investment.

Net Cash from Financing Activities

Net cash provided by financing activities was $50.5 million for the nine months ended September 30, 2024 primarily due to $421.5 million of proceeds from issuance of the 2029 Notes, net of debt issuance costs and $297.6 million of proceeds from warehouse borrowings, partially offset by $325.3 million of payments for repurchases of convertible notes, $293.2 million repayments of warehouse borrowings, and $40.9 million of purchases of capped calls related to our convertible debt issuance.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Composition of Balance Sheet Loan Portfolio

As of September 30, 2024, we held $656.1 million of loans on our condensed consolidated balance sheet. $399.2 million of these loans were originated for research and development purposes, primarily in support of our auto lending products, HELOCs, and expansion of our unsecured personal loan product to new categories of borrowers. We also held $138.4 million of core personal loans which would otherwise be immediately purchased by institutional investors and $118.5 million of core personal loans held by the consolidated securitization. We will continue to utilize our capital to support research and development activities and, at times, as a funding source for core personal loans during periods of marketplace funding constraints. The extent and timing of utilizing our capital as a funding source for loans will largely depend on the availability of capital in our marketplace relative to the demand from qualified borrowers and our business priorities. We plan to sell loans held on our balance sheet to institutional investors over time in the form of secondary sales or securitizations.

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

Our critical accounting policies are described in Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to these policies for the nine months ended September 30, 2024.

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

Upstart Holdings, Inc.
warehouse credit facilities. Our inability or failure to manage market risks could harm our business, financial condition or results of operations.
Discount Rate Risk
Discount rate sensitivity refers to the risk of loss to future earnings, values or future cash flows that may result from changes in market discount rates.
As of December 31, 2023 and September 30, 2024, we were exposed to market discount rate risk on $977.3 million and $537.6 million, respectively, of loans held on our condensed consolidated balance sheets, excluding loans held in consolidated securitization. The fair value of these loans is estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The changes in the discount rates for loans held on our balance sheet reflect the expected returns of similar financial instruments available in the market and can be caused by changes in the market interest rates, expected loan performance, and other factors. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $11.7 million and $23.1 million decrease, respectively, in the fair value of loans as of December 31, 2023 and a $6.2 million and $12.3 million decrease, respectively, as of September 30, 2024.

As of December 31, 2023 and September 30, 2024, we held $179.1 million and $118.5 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the condensed consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes and residual certificates issued as part of the consolidated securitization, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, their value is eliminated as part of the consolidation process. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $2.4 million and $4.8 million decrease, respectively, in the fair value of loans held in the consolidated securitization as of December 31, 2023, and a $1.4 million and $2.7 million decrease, respectively, as of September 30, 2024.

As of December 31, 2023 and September 30, 2024, we were also exposed to market discount rate risk on payable to securitization note holders of $141.4 million and $100.3 million, respectively. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $1.9 million and $3.7 million decrease, respectively, in the fair value of payable to securitization holders on the condensed consolidated balance sheet as of December 31, 2023, and do not result in a material impact to the fair value of payable to securitization note holders as of September 30, 2024.

As of December 31, 2023 and September 30, 2024, we were also exposed to market discount rate risk on other financial instruments, including $41.0 million and $131.5 million of beneficial interest assets, respectively. Beneficial interest assets are estimated at fair value using a discounted cash flow model which considers projected defaults, losses and recoveries to project future losses and net cash flows on the underlying loans. We use two different discount rates for expected cash flows associated with demonstrated to-date credit performance and those associated with future credit performance. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $1.2 million and $2.4 million decrease, respectively, in the fair value of beneficial interest assets as of December 31, 2023, and a $2.6 million and $5.2 million decrease, respectively, as of September 30, 2024.
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

Upstart Holdings, Inc.

The fair values of these loans, beneficial interests, securitization notes and residual certificates, and payable to securitization note holders are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions. These instruments are sensitive to changes in credit risk.

As of December 31, 2023 and September 30, 2024, we were exposed to credit risk on $977.3 million and $537.6 million, respectively, of loans held on our condensed consolidated balance sheets, excluding loans held in consolidated securitization. Loans bear fixed interest rates and are carried on our condensed consolidated balance sheets at fair value. As of December 31, 2023, a hypothetical 10% and 20% increase in credit risk would result in a $12.5 million and $25.0 million decrease, and as of September 30, 2024, a hypothetical 10% and 20% increase in credit risk would result in a $5.4 million and $10.8 million decrease in the fair value of loans, respectively.

As of December 31, 2023 and September 30, 2024, we held $179.1 million and $118.5 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the condensed consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes and residual certificates issued by the consolidated entities, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, the residual certificates value is eliminated as part of the consolidation process. A hypothetical 100 and 200 basis point increase in the credit risk would result in a $2.7 million and $5.2 million decrease, respectively, in the fair value of loans held in consolidated securitization as of December 31, 2023 and a $2.3 million and $4.8 million decrease, respectively, as of September 30, 2024.

We are also exposed to credit risk on beneficial interest assets and beneficial interest liabilities held on the condensed consolidated balance sheet of $41.0 million and $4.2 million, respectively, as of December 31, 2023, and $131.5 million and $13.2 million, respectively, as of September 30, 2024. A hypothetical 10% and 20% increase in credit risk spread would result in a $9.1 million and $16.7 million decrease, respectively, in the fair value of beneficial interest assets held on our condensed consolidated balance sheet, and would result in a $5.6 million and $11.2 million increase in the fair value of beneficial interest liabilities on our condensed consolidated balance sheet, respectively, as of December 31, 2023. A hypothetical 10% and 20% increase in credit risk spread would result in a $28.8 million and $57.8 million decrease, respectively, in the fair value of beneficial interest assets, and would result in a $5.7 million and $12.0 million increase in the fair value of beneficial interest liabilities, respectively, as of September 30, 2024.

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

As of December 31, 2023 and September 30, 2024, we held $467.8 million and $655.8 million, respectively, related to cash and restricted cash in business checking accounts and interest-bearing deposit accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our condensed consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation, or FDIC. We reduce credit risk by placing our cash and restricted cash in reputable institutions.

Upstart Holdings, Inc.
Interest Rate Risk

An increase in interest rates typically results in an increase in the rate of return required by lending partners and institutional investors, and therefore leads to a decrease in borrower demand. Higher interest rates also correspond with higher payment obligations for borrowers, which may reduce the ability of individual borrowers to remain current on their obligations, leading to increased delinquencies, defaults, borrower bankruptcies and charge-offs, and decreasing recoveries, all of which could have a material adverse effect on our business. We expect these outcomes would generally invert in an environment of decreasing interest rates.

An increase or decrease in interest rates may also impact our exposure to interest rate risk on our warehouse credit facilities. As of December 31, 2023 and September 30, 2024, we were exposed to interest rate risk on $387.4 million and $170.1 million, respectively, under our warehouse credit facilities, which bear floating interest rates. Changes in interest rates may impact our cost of borrowing. We have entered into interest rate cap agreements in connection with certain warehouse credit facilities with an aggregate notional amount of $254.5 million. The interest rate caps provide protection for certain credit facilities against exposure to changes in cash flows to the extent the 1-month SOFR exceeds the strike rate. The Upstart Auto Warehouse Trust interest rate cap matures in April 2029 and the Upstart Loan Trust interest rate cap matures June 2025. Refer to “Note 4. Derivative Financial Instruments” for further details.
Equity Investment Risk

Our non-marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our investments.

Our non-marketable equity investments are in equity securities of privately-held companies without readily determinable fair values. We elected to account for each such investment using the measurement alternative which is cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment and is inherently complex due to the lack of readily available market data. We consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of each investment. We also assess our non-marketable equity securities for impairment on a quarterly basis. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations. Adjustments and impairments are recorded in other expense on the condensed consolidated statements of operations and comprehensive loss upon recognition of such adjustments or impairments. As of December 31, 2023 and September 30, 2024, the carrying value of our non-marketable equity securities, which do not have readily determinable fair values, totaled $41.3 million.

Upstart Holdings, Inc.
ITEM 4. CONTROLS AND PROCEDURES
a.Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
c.Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•If we are unable to manage the risks associated with the Upstart Macro Index (UMI), which we introduced in 2023 and does not have a long history or proven track record, our credibility, reputation, business, financial condition and results of operations could be adversely affected.
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

Uncertainty, volatility and negative trends in general economic conditions historically have created a difficult operating environment for our industry. Many factors, including factors that are beyond our control, have impacted and will continue to impact our business, financial condition and results of operations by affecting the supply of capital to our marketplace from our lending partners and institutional investors, the demand by borrowers of Upstart-powered loans, and borrowers’ ability and willingness to repay their loans. These factors include, but are not limited to, interest rates, inflation, personal savings rates, U.S. politics and presidential and congressional elections, fiscal and monetary policies, unemployment levels, disruptions in the banking sector, lower consumer confidence, reduced consumer discretionary spending, conditions in the housing market, immigration policies, gas prices, energy costs, government shutdowns, trade wars and delays in tax refunds, as well as events such as natural disasters, acts of war, geopolitical conflicts, terrorism, catastrophes and pandemics. If any of these factors negatively affect borrowers, lending partners or institutional investors, or if we are unable to mitigate the risks associated with them, our business, financial condition and results of operations could be adversely affected.

In recent years, the United States has experienced historically high levels of inflation. In response, the government has implemented policy interventions. The U.S. Federal Reserve raised interest rates eleven times in 2022 and 2023. While the goal was to curb inflation, these interventions may have had, and could continue to have, broad macroeconomic implications, including contributing to an economic downturn, higher unemployment rates or disruptions to the banking sector. In response to indications of lower inflation levels, the U.S. Federal Reserve lowered interest rates in September 2024 and is expected to continue lowering interest rates.

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

During an economic down cycle, there is a greater risk that borrowers will not make payments on loans. Borrowers may not prioritize repayment of unsecured personal loans over loans that are secured by necessities, for example, mortgages or auto loans. Higher interest rates often lead to higher payment obligations, which may reduce the ability of borrowers to remain current on their obligations. These factors lead to increased delinquencies, defaults and bankruptcies declared by borrowers, resulting in more charge-offs and less recoveries, all of which have had, and could continue to have, a material adverse effect on the credit performance of loans facilitated on our marketplace and our business. For example, the vintages of core personal loans that originated in the first quarter of 2021 through the fourth quarter of 2023 are forecasted to underperform relative to the target returns set at the time of loan origination. When a borrower defaults on a loan, it increases our costs to service the loan. Because default rates have been higher than expected, it has negatively impacted, and may continue to negatively impact, demand by our lending partners to originate loans, and institutional investors to fund loans, facilitated through our marketplace. Any sustained decline in applicant approvability or acceptance of loan offers or loan origination volume, or any increase in delinquencies or defaults by borrowers beyond our expectation, would harm our business, financial condition and results of operations.

Upstart Holdings, Inc.
If we are unable to maintain diverse and resilient loan funding to our marketplace from institutional investors or successfully manage risks associated with committed capital and other co-investment arrangements, our growth prospects, business, financial condition and results of operations could be adversely affected.

Our business depends on sourcing and maintaining diverse and resilient loan funding from institutional investors to our marketplace. The institutional investors provide loan funding to our marketplace by purchasing whole loans, pass-through certificates and asset-backed securities. Out of the total principal of loan originations facilitated on our marketplace during the nine months ended September 30, 2024, 67% were purchased by institutional investors. The availability and capacity of loan funding from institutional investors depend on many factors that are outside of our control, such as economic and market conditions, interest rates, liquidity in the capital markets and regulatory reforms. While we have experienced funding constraints since 2022 due to the macroeconomic environment, we believe the market sentiment from institutional investors has started to improve and we have since increased loan funding capacity. We cannot be sure that the existing funding sources will continue to be available, or any new funding source will become available, on commercially reasonable terms or at all. Decreased funding from institutional investors has negatively impacted our business in the past, and may negatively impact us in the future. Any sustained decline in investor demand for Upstart-powered loans or securities secured by such loans for any reason, including due to adverse economic conditions or due to any increase in delinquencies, defaults or losses beyond our expectation, may adversely affect our financial results.

A significant portion of our loan funding from institutional investors comes from committed capital and other co-investment arrangements. These arrangements may include terms that provide downside risk protection, subject to certain limits and conditions. In particular, we have agreed to compensate investors, subject to a limit, if credit performance on the loans under these arrangements deviates from our initial expectations and, subject to certain conditions, if we are unable to sell loans to our committed capital providers at volume. As such, if the loans do not perform as expected due to unexpected shifts in borrower behaviors, ability to pay or otherwise, if we have a decrease in borrower demand for loans on the Upstart platform, or if our models’ expectation for credit performance is inaccurate for any reason, our financial results could be adversely impacted. As of September 30, 2024, our maximum exposure to losses under these committed capital and other co-investment arrangements was approximately $357.9 million. This amount has grown from $66.1 million as of September 30, 2023, as we have entered into more committed capital and other co-investment arrangements. As the amount of our maximum exposure to losses under these arrangements grows and may continue to grow in the future, risks associated with committed capital and other co-investment arrangements could have a greater impact on our business, financial condition and results of operations. Committed capital and other co-investment arrangements have negatively impacted our financial results through unfavorable fair value adjustments and may continue to do so in the future. We may also experience declines in revenue and transaction volume if existing committed capital or other capital arrangements do not provide funding on the agreed upon terms or we fail to secure additional committed capital or other capital arrangements in the future on commercially reasonable terms or at all. Moreover, the capital arrangements that we have recently entered into during a high interest rate environment, such as the committed capital and other co-investment arrangements, may become more costly if interest rates fall and the terms of such arrangements remain through a full economic cycle. Despite our efforts, we may continue to experience funding constraints and cannot be certain if any measures we have taken, such as committed capital or other co-investment arrangements, or will take to address or mitigate the effects of funding constraints, will be sufficient or successful. In the event of funding constraints, we may not be able to maintain our current loan origination volume without incurring substantially higher funding costs, agreeing to terms that are not favorable to us or relying on our balance sheet to support funding, each of which could adversely affect our business, financial condition and results of operations.

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

The performance of loans facilitated through our marketplace is significantly dependent on the effectiveness of our proprietary AI models used to evaluate a borrower’s credit profile and likelihood of default. Our AI models have not been extensively tested during economic downturn or recession. Even if credit decisions take into account macroeconomic conditions, there is no assurance that our AI models can accurately predict loan performance during periods of adverse economic conditions or quickly respond to changing economic conditions. If our AI models are unable to accurately reflect the credit risk of loans under such economic conditions, we, our lending partners and our institutional investors would experience greater than expected losses on such loans, which would harm our reputation and erode the trust we have built with our lending partners and institutional investors. We have experienced and may continue to experience high delinquency rates and underperformance of loans originated using our AI models in recent periods. For example, the quarterly vintages of core personal loans that originated in the first quarter of 2021 through the fourth quarter of 2023 are forecasted to underperform relative to the target returns set at the time of loan origination. The fair value of the loans on our balance sheet has declined and may continue to decline. Our business, financial condition and results of operations can continue to be adversely affected if our AI models are not able to accurately and timely assess the impact of macroeconomic conditions on the performance and default rates of loans facilitated through our marketplace.

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

In the current macroeconomic environment with elevated costs of borrowing and risks associated with consumer credit, the pool of qualified borrowers has become smaller, and fewer applicants have received or accepted loan offers on our marketplace than they have in the past. Approving more borrowers on our platform can also be limited as we have historically held the maximum annual percentage rate of Upstart-powered loans to 35.99% or less due to regulatory reasons. Moreover, loan terms have become less borrower-friendly in the current environment with higher interest rates, and we have experienced an overall decrease in borrower demand. These factors have and may continue to negatively affect transaction volume on our marketplace and therefore our revenue. If we are not able to maintain or increase transaction volume on our marketplace, or attract and retain qualified borrowers, our growth prospects, business, financial condition and results of operations would be adversely affected.

Upstart Holdings, Inc.
If our existing lending partners cease or limit their participation in our marketplace or if we are unable to attract new lending partners to our marketplace, our business, financial condition and results of operations will be adversely affected.

Our success depends in significant part on the participation of our lending partners in our marketplace. In the nine months ended September 30, 2024, 86% of our total revenue was generated from platform, referral and servicing fees that we receive from our lending partners. Our lending partners also provide loan funding to our marketplace by retaining a significant portion of the loans facilitated through our marketplace. Out of the total principal of loan originations facilitated on our marketplace during the nine months ended September 30, 2024, 25% were retained by our lending partners. If we are unable to keep existing lending partners or attract new lending partners to our marketplace, or if we are unable to maintain or increase the portion of loans retained by the lending partners, our financial performance could suffer.

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

We enter into a separate agreement with each of our lending partners. Our agreements with our lending partners are nonexclusive and may contain minimum fee amounts. Our lending partners could decide to stop working with us, ask to modify their agreement terms in a cost prohibitive manner when their agreement is up for renewal or enter into exclusive or more favorable relationships with our competitors. In addition, their regulators may require that they terminate or otherwise limit their business with us, or impose regulatory pressure limiting their ability to do business with us. See the risk factors titled “—Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations” and “—The CFPB has sometimes taken expansive views of its authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other agency could impact our business” for more information. Moreover, we could in the future have disagreements or disputes with any of our lending partners, which could negatively impact or threaten our relationship with them. In our agreements with lending partners, we make certain representations and warranties and covenants concerning our compliance with specific policies of a lending partner, certain procedures and guidelines related to laws and regulations applicable to our lending partners, as well as the services to be provided by us. If those representations and warranties were not accurate when made or if we fail to perform a covenant, we may be liable for any resulting damages, including potentially any losses associated with impacted loans, and our reputation and ability to continue to attract new lending partners would be adversely affected. Additionally, our lending partners may engage in mergers, acquisitions or consolidations with each other, our competitors or with third parties, any of which could be disruptive to our existing and prospective relationships with our lending partners. If we fail to maintain or grow the number of lending partners, our business, financial condition and results of operations could be adversely affected.
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

If we are unable to manage the risks associated with the Upstart Macro Index (UMI), which we introduced in 2023 and does not have a long history or proven track record, our credibility, reputation, business, financial condition and results of operations could be adversely affected.

UMI is our effort to quantify the level of macroeconomic risks in terms of the losses or defaults within Upstart-powered unsecured personal loan portfolios, excluding small dollar loans. We introduced UMI in 2023 and it does not have a long history or track record. Since it is a relatively new initiative, UMI remains unproven and, therefore, may not perform as expected. We intend to continue our research and development efforts to improve UMI. In light of such efforts, we have revised our previously published UMI values, including to remove seasonal patterns, and may further change or revise the current or past UMI values in the future. Any significant changes or revisions could harm our reputation and credibility with our lending partners and institutional investors, which in turn could adversely affect our business, financial condition and results of operations.

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

For the nine months ended September 30, 2024, we incurred a net loss of $125.8 million. We have expended, and intend to continue to expend, significant funds to develop and improve our proprietary AI models, attract additional borrowers to our marketplace, enhance the features and overall user experience on our platform, expand loan product offerings and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We have incurred, and expect to incur in the future, significant losses for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses would prevent us from being profitable. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

If we are unable to manage risks associated with the loans on our balance sheet, our business, financial condition and results of operations may be adversely affected.

We have held more Upstart-powered loans on our balance sheet in recent years and may continue to do so in the future. We have used, and may continue to use, our balance sheet to support our research and development activities for new loan products and borrower segments. In addition to research and development activities, we have used and may continue to use our balance sheet to purchase loans from lending partners to address fluctuations in supply and demand in our marketplace and periodically sell these loans to institutional investors prior to their maturity. Out of the total principal of loan originations facilitated on our marketplace during the nine months ended September 30, 2024, 8% were held on our balance sheet. As of September 30, 2024, we held $537.6 million of loans on our balance sheet, excluding loans held in consolidated securitization. We hold loans on our balance sheet at fair value and estimate fair value using a discounted cash flow methodology. An increase in the market interest rates reduces the fair value of loans held on our balance sheet by increasing the discount rate used to determine fair value under the discounted cash flow methodology. Currently, we are in a high interest rate environment. The high interest rates have negatively affected the fair value of loans held on our balance sheet and may continue to do so in the future. In addition, for these loans and any future loans to be held on our balance sheet, we bear the credit risk in the

Upstart Holdings, Inc.
event of borrower default. Our exposure to rising borrower default rates and their volatility has increased, and may continue to increase, as we hold more Upstart-powered loans on our balance sheet. The R&D loans make up a substantial portion of the loans held on our balance sheet and are generally more risky and more likely to default than the core personal loans.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
and/or our lending partners contribute loans to the SPE and in exchange, receive cash and/or securities representing debt and/or equity interests in such SPE.

When we are the sole sponsor of securitizations, we are required under Regulation RR to retain at least five percent of the credit risk in such transactions for a specific period of time, depending on the type of asset that is securitized. We have in the past and may choose to retain additional securities, such as notes or certificates, issued in asset-backed securitization transactions we sponsor or facilitate. The certificates represent residual equity interests in the SPEs and are subordinated to the notes and thus are exposed to greater credit risk. In 2023, we acted as a sole retaining sponsor to asset-backed securitizations and, in one instance, retained not only the securities required for risk retention purposes under Regulation RR, but also additional residual equity interests, exposing us to greater credit risk. The securities we retain may lose value, including becoming worthless. In the future, we may retain securities issued as part of our securitizations beyond risk retention requirements again. In addition, other matters, such as capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities or increasing competition from other issuers of asset-backed securities, could negatively impact our business by decreasing institutional investor demand for securities issued through our securitization transactions. In addition, compliance with certain regulatory requirements, including the Dodd-Frank Act, the Investment Company Act of 1940, as amended, or the Investment Company Act, and the so-called “Volcker Rule,” may affect the type of securitizations that we are able to complete.

If it is not possible or economical for us to securitize loans in the future or for us to serve as risk retention holder in securitizations for the benefit of our investors who have purchased whole loans or pass-through certificates and/or our lending partners, we may need to seek alternative financing to provide loan funding to our marketplace and to meet our existing debt obligations. Such funding may not be available on commercially reasonable terms, or at all. If the cost of such loan funding mechanisms were to be higher than that of our securitizations it would negatively impact our results of operations. If we are unable to access such financing, our ability to originate loans and our results of operations, financial condition and liquidity may be materially adversely affected.

The servicing fees generated by our loan servicing activities for the loans sold to institutional investors and contributed to asset-based securitizations and pass-through certificate transactions also represent a material portion of our earnings. There is no assurance that our institutional investors will continue to purchase loans or securities (either through whole loan sales, asset-backed securities, pass-through certificate issuances or other direct or indirect purchase arrangements) or that they will continue to purchase loans in transactions that generate the same spreads and/or fees that we have historically obtained. During the nine months ended September 30, 2024, we sold loans that had been originated in an earlier, lower interest rate environment. We recognized losses on these sales which reduced our revenue. As we hold more loans on our balance sheet, our business, financial condition and results of operations could be adversely affected, including further reductions in revenue. Factors that may affect demand by institutional investors for Upstart-powered loans include:

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

Upstart Holdings, Inc.
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

In connection with our committed capital and other co-investment arrangements, we have agreed to compensate our loan buyers/co-investors, subject to a limit, if credit performance on the loans deviates from expectations. As of September 30, 2024, our maximum exposure to losses under these committed capital and other co-investment arrangements was approximately $357.9 million. See “Note 5. Beneficial Interests” for more information. Committed capital and other co-investment arrangements could negatively impact our financial results. We may also experience declines in revenue and loan volume if existing committed capital or other capital arrangements do not provide funding on the agreed upon terms or we fail to secure additional committed capital or other capital arrangements on commercially reasonable terms, or at all.

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

Our top three lending partners originate a significant portion of loans on our marketplace. In the nine months ended September 30, 2024, our top three lending partners collectively originated 86% of the Transaction Volume, Number of Loans and accounted for 71% of our total revenue. There are no minimum commitments to originate any loans under the agreements we have with our lending partners. If our top three lending partners were to suspend, limit or cease their operations or otherwise terminate their relationship with us, our business, financial condition and results of operations would be adversely affected. As of September 30, 2024, we had more than 100 lending partners participating on our marketplace, and we continue to expand our lending partnerships to new participants. If we are unable to continue to increase the participation by other lending partners on our marketplace, we will continue to be reliant on a small number of lending partners for a significant portion of loan originations and revenue, which could harm our business.

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

For example, consumer advocacy groups, state legislatures, politicians and certain government and media reports have advocated governmental action to prohibit or severely restrict consumer loan arrangements where banks contract with a third-party platform such as ours to provide origination assistance services to bank customers. These arrangements have sometimes been criticized as “renting-a-bank charter” or “rent-a-bank”. Such criticism has frequently been levied in the context of payday loan marketers, though other entities operating programs through which loans similar to Upstart-powered loans are originated have also faced criticism. The same groups, as well as state legislative bodies, are now challenging the right of state-chartered banks to export their rates to other states, which sometimes allows out-of-state banks to charge consumers higher rates than in-state lenders. While Iowa decided in the 1980’s to prevent rate exportation, a few states have more recently proposed legislation prohibiting out-of-state, state-chartered banks from lending at rates higher than the state usury limit or at rates set by the states’ licensed-lending laws, and at least one state has passed such legislation. For example, Colorado passed legislation to opt out of the federal law that allows out-of-state, state-chartered banks to export their rates to Colorado. While Colorado’s opt-out is currently enjoined from becoming effective, at least three additional states have followed Colorado and proposed legislation to end the rate exportation in their states allowed under federal law for out-of-state, state-chartered banks. The high-interest loans that have been subject to more frequent criticism and challenge are fundamentally different from Upstart-powered consumer loans in many ways, including that Upstart-powered loans typically have lower interest rates and longer terms, and Upstart-powered loans do not renew. In particular, interest rates of Upstart-powered loans have always been and are currently less than 36% APR, as compared to the triple-digit interest rates of many payday or small dollar loans that have been subject to such criticism. However, states that are addressing their rent-a-bank and rate exportation concerns through legislation may impact our marketplace if the state rate limit is below 36%. Where that happens, our state-chartered lending partners may need to scale back lending on our marketplace to comply with state laws or terminate their participation in our marketplace, leading to a reduction in origination volume. It could also negatively impact demand for Upstart-powered loans, our ability to attract new lending partners, our ability to attract loan funding to our marketplace or reduce the number of potential borrowers to our marketplace. Any of the foregoing could adversely affect our results of operations and financial condition.

Any negative publicity or public perception of Upstart-powered loans or other similar consumer loans or the consumer lending service we provide may also result in us being subject to more restrictive laws and regulations and potential investigations and enforcement actions. For example, some unfair or deceptive practices by vehicle dealerships can be attributed to us as a purchaser of retail installment contracts under the FTC Holder Rule, which allows a vehicle purchaser to bring any claim against the dealership to the holder of a retail installment contract. In addition, regulators may decide they are no longer supportive of our AI lending marketplace if there is enough negative perception surrounding such practices. We may also become subject to lawsuits, including class action lawsuits, or other challenges such as government enforcement or arbitration, against our lending partners or us for loans originated by our lending partners on our marketplace, loans we service or have serviced, loans we hold for

Upstart Holdings, Inc.
sale or investment on our balance sheet, or retail installment contracts we have purchased. If there are changes in the laws or in the interpretation or enforcement of existing laws affecting consumer loans similar to those offered on our marketplace, or our marketing and servicing of such loans, or if we become subject to such lawsuits, our business, financial condition and results of operations would be adversely affected.

AI and related technologies are subject to public debate and heightened regulatory scrutiny. The Consumer Financial Protection Bureau (“CFPB”) recently indicated that AI remains a regulatory hot topic for the agency including the use of complex credit scoring models as part of the loan underwriting process. The agency has taken several steps to increase regulatory scrutiny of financial technology companies that rely on AI. In April 2023, the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the CFPB, and the Equal Employment Opportunity Commission (“EEOC”) released a joint statement on AI demonstrating their interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations, and in October 2023, President Biden signed an Executive Order aimed at protecting consumers against harms caused by AI. The Congressional Research Service released a report on April 3, 2024 on the use of AI and machine learning in financial services, noting that financial industry policymakers face competing pressures of providing beneficial technology and avoiding any consumer harm from such technology. In addition, recently, the SEC cautioned companies against “AI washing” and took enforcement actions against companies for their claims about the use of AI in their products and services. In June 2024, the Treasury Department also issued a request for information seeking public comments on the use of AI in the financial services sector and the opportunities and risks presented by developments and applications of AI within the sector. Any negative publicity or negative public perception of AI could negatively impact demand for our AI lending marketplace, hinder our ability to attract new lending partners or slow the rate at which lending partners adopt our AI lending marketplace. From time to time, certain advocacy groups have made claims that unlawful or unethical discriminatory effects may result from the use of AI technology by various companies, including ours. Such claims, whether or not accurate, and whether or not concerning us or our AI lending marketplace, may harm our ability to attract prospective borrowers to our marketplace, retain existing and attract new lending partners and achieve regulatory acceptance of our business.

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

Related to automotive lending, in January 2023, the CFPB and the New York Attorney General filed a complaint against an auto lender that criticized the profit-driven model in auto lending. The CFPB then entered into consent orders with several auto lenders as the year progressed, related to unfair or deceptive fees and servicing practices. In July 2024, the CFPB entered into a consent order with a large bank for unlawful repossession practices. In addition, in January 2024, the Federal Trade Commission issued the Combatting Auto Retail Scams (CARS) Trade Regulation Rule, the effectiveness of which has been delayed pending judicial review, to add truth and transparency to the car buying and leasing process by making it clear that certain deceptive or unfair practices are illegal. With regulators actively scrutinizing the auto lending space, we may be subject to heightened scrutiny of the retail installment contracts we purchase and service. In addition, the Biden Administration recently announced a government-wide effort to eliminate “junk fees” which could subject our business practices to even further scrutiny. While what constitutes a “junk fee” remains undefined, the category of what may be considered a junk fee is ever growing. The CFPB has called out certain ancillary products and pay-to-pay fees charged by debt collectors, and FTC issued a final rule on junk fees as unfair and deceptive fees. These efforts, in conjunction with the New York Junk Fee Prevention Act passed in February 2024, signal that the “junk fee” initiative is likely to continue to broaden in scope. We may be subject to scrutiny should the “junk fee” initiative expand to include fees directly associated with consumer lending products.

Upstart Holdings, Inc.
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

State regulators have also increased the level of regulatory scrutiny on financial technology companies and the bank partnership model. Massachusetts recently used its unfair, deceptive or abusive acts or practices (“UDAAP”) law to find that a fintech company that partnered with a federally insured, state-chartered bank to offer loans in the state was the “true lender” of the loans, and required the fintech company to permanently cease all business in Massachusetts. Increased scrutiny of bank partnership arrangements continues, as states codify laws to determine who is the true lender for certain loans with the goal of regulating either the non-bank partner or limiting the rate that can be charged and/or collected. Moreover, the OCC, FDIC, and the Board of Governors of the Federal Reserve System issued joint guidance indicating they intend to use their supervisory authority (i.e. exams) to review bank third-party relationships with financial technology companies including a review of third-party business practices that could pose a risk of potential consumer harm that could impact the safety and soundness of the banks subject to agency supervision. The agencies have also issued statements on the topic. Should the agencies examine or issue consent orders against any of our lending partners, such actions may involve a review of our business practices to determine whether they pose a risk to the safety and soundness of those lending partners.

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

Our success depends in part on our loan servicing and collection efforts. In the nine months ended September 30, 2024, 24% of our revenue from fees, net was generated from loan servicing fees. The vast majority of Upstart-powered loans are not secured by any collateral, guaranteed or insured by any third party or backed by any governmental authority. As a result, we are limited in our ability to collect on such loans on behalf of our lending partners and institutional investors if a borrower is unwilling or unable to repay them. Where the loan is secured by an automobile, we could still be limited in our ability to collect on the loan if we cannot secure the automobile. The ability to collect on the loans is largely dependent on the borrower’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including, but not limited to, unemployment, divorce, death, illness, bankruptcy or the economic or social factors beyond personal circumstances of a borrower. In addition, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. It is possible that a higher percentage of consumers will seek protection under bankruptcy or debtor relief laws as a result of the current inflationary environment, the

Upstart Holdings, Inc.
possibility of a recession and market volatility. Federal, state, or other restrictions could impair our ability to collect amounts owed and due on the loans facilitated through our marketplace, reduce income received from the loans facilitated through our marketplace, or negatively affect our business, financial condition and results of operations.

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

Upstart Holdings, Inc.

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

Further, because such personal loans are unsecured, there is a risk that borrowers will not prioritize repayment of such loans, particularly in any economic down-cycle. To the extent borrowers have or incur other indebtedness that is secured, such as a mortgage, a home equity line of credit or an auto loan, borrowers may choose to repay obligations under such secured indebtedness before repaying their Upstart-powered personal loans. In addition, borrowers may not view Upstart-powered loans, which were originated through an online lending marketplace, as having the same significance as other credit obligations arising under more traditional circumstances, such as loans from banks or other commercial financial institutions. Any of the foregoing could lead to higher default rates and decreased demand by our lending partners and institutional investors to fund loans facilitated through our marketplace, which would adversely affect our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Furthermore, we have reduced our workforce in the past and may further reduce our workforce in the future to lower our operating costs and streamline operations. These reductions in our workforce may adversely affect employee morale, our culture and our ability to attract and retain personnel who are critical to our business. It may also negatively impact our ability to pursue new initiatives due to insufficient resources and personnel. We may be unsuccessful in distributing duties and obligations of impacted employees among the remaining employees. We also may not realize the anticipated benefits and cost savings and may suffer unintended consequences, such as the loss of institutional knowledge, higher than expected employee turnover and significant disruptions in our day-to-day operations. If we are unable to realize the expected operational efficiencies or cost savings from the reductions in our workforce, or if we experience significant adverse consequences as a result, our business, financial condition and results of operations may be adversely affected.

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

Upstart Holdings, Inc.
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

Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we, our business partners or any third parties that we rely on to operate our business may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity following a breach, which may cause borrowers and potential borrowers to lose confidence in the effectiveness of our security measures for our products and enterprise. Any security breach or incident, whether actual or perceived, would harm our reputation and ability to attract new borrowers to our marketplace.

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

We rely on our proprietary AI models, which are statistical models built using a variety of data-sets. Our AI models rely on a wide variety of data sources, including data collected from applicants and borrowers, credit bureau data, and our credit experience gained through monitoring the payment performance of borrowers over time. The CFPB recently issued a final rule on “open banking” and protection of personal financial data rights that would give consumers certain rights in deciding how companies like us can use and transfer their personal financial data, and also proposed additional restrictions and requirements on companies that use such data. If we are unable to access and use data collected from applicants and borrowers, data received from credit bureaus, repayment data collected as part of our loan servicing activities, or any other data for our AI models, or our access to such data is limited, our ability to accurately evaluate potential borrowers, detect fraud and verify applicant data would be compromised. Any of the foregoing could negatively impact the accuracy of our pricing decisions, the degree of automation in our loan application process and the volume of loans facilitated on our marketplace. In addition, if we were required to share all of the unique data we collect from applicants and borrowers with third parties, that could lessen Upstart’s competitive advantage.

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

In our asset-backed securitizations, pass-through certificate transactions, warehouse credit facilities, whole loan sale arrangements and other commercial transactions, we make numerous representations and warranties concerning the characteristics of the Upstart-powered loans sold and transferred in connection with such transactions, including representations and warranties that the loans meet the eligibility requirements of those facilities and of institutional investors. If those representations and warranties were not accurate when made and are not timely cured or incurable, we may be required to repurchase the underlying loans. Failure to repurchase such loans could constitute a default, an event of default or termination event under the agreements governing our various arrangements or transactions and could require us to indemnify certain financing parties. Through September 30, 2024, the number of repurchased Upstart-powered loans as a result of inaccurate representations and warranties represents less than 1% of all Upstart-powered loans. While only a small number of Upstart-powered loans have been historically repurchased by us, there can be no assurance that we would have adequate cash or other qualifying assets available to make such repurchases if and when required. Such repurchases could be limited in scope, relating to small pools of loans, or significant in scope, across multiple pools of loans. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, our business, financial condition and results of operations could be adversely affected. In addition, a high volume of repurchases due to a breach of such representations and warranties could have an adverse impact on our reputation as a loan seller and servicer.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the Nasdaq Global Select Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.

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

Our ability to operate our platform depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively, which would allow competitors to duplicate our AI models or AI lending marketplace and adversely affect our ability to compete with them. We rely on a combination of copyright, trade secret, patent, trademark laws and other rights, as well as confidentiality procedures, contractual provisions and our information security infrastructure to protect our proprietary technology, processes and other intellectual property. While we have, as of September 30, 2024, four patents granted and four patent applications pending in the United States related to our proprietary risk model and data engineering, we have limited patent protection and our patent applications may not be successful. A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

Our proprietary technology, including our AI models, may actually or may be alleged to infringe upon third-party intellectual property, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. If we are unsuccessful, such claims or litigation could result in a requirement that we pay significant damages or licensing fees, or we could in some circumstances be required to make changes to our business to avoid such infringement, which would negatively impact our financial performance. We may also be obligated to indemnify parties or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Moreover, it has become common in recent years for individuals and groups to purchase intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies such as ours. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims is time-consuming and expensive and could result in the diversion of time and attention of our management and employees. In addition, although in some cases a third party may have agreed to indemnify us for such costs, such indemnifying party may refuse or be unable to uphold its contractual obligations. In other cases, our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant.

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

Such loan aggregators also face litigation and regulatory scrutiny for their part in the consumer lending ecosystem, and as a result, their business models may require fundamental change or may not be sustainable in the future. For example, loan aggregators are increasingly required to be licensed as loan brokers or lead generators in many states, subjecting them to increased regulatory supervision and more stringent business requirements. While we require loan aggregators to make certain disclosures in connection with our lending partners’ offers and restrict how loan aggregators may display such loan offers, loan aggregators may nevertheless alter or even remove these required disclosures without notifying us, which may result in liability to us. Further, we do not have control over any content on loan aggregator websites, and it is possible that our brand and reputation may be adversely affected by being associated with such content. An unsatisfied borrower could also seek to bring claims against us based on the content presented on a loan aggregator’s website. Such claims could be costly and time-consuming to defend and could distract management’s attention from the operation of the business.

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

Upstart Holdings, Inc.
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

The CFPB and each of the prudential bank regulators that supervise our lending partners have issued guidance stating that institutions under their supervision may be held responsible for the actions of the companies with which they contract. In addition, several state regulators have issued rules that impact how non-banks protect data that is shared by or with third parties, and eight federal regulators recently issued a proposed rule to establish joint standards for collections of information reported to certain agencies, including proposed standards for data transmission to the agencies. As a service provider to supervised entities and when subject to state laws on similar topics, we must ensure we have implemented an adequate vendor management program and would have to comply with any data transmission requirements to which our lending partners are subject. We or our lending partners could be adversely impacted to the extent we fail to implement a vendor management system that is satisfactory to the CFPB and other regulators or our vendors fail to comply with the legal requirements applicable to the particular products or services being offered. Our use of third-party vendors is subject to increasing regulatory attention.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
Certain recent litigation and regulatory enforcement has challenged, or is currently challenging, the characterization of bank partners as the “true lender” in connection with programs involving origination and/or servicing relationships between a bank partner and non-bank lending platform or program manager. As noted above, the Colorado Administrator has entered into a settlement agreement with certain banks and non-banks that addresses this true lender issue, such settlement to end in 2025 or under the change to Colorado law to prohibit rate exportation to the state. Specifically, the settlement agreement sets forth a safe harbor indicating that a bank is the true lender if certain specific terms and conditions are met. However, other states could also bring lawsuits based on these types of relationships. For example, in June 2020, the Washington, DC Attorney General filed a lawsuit against online lender Elevate for allegedly deceptively marketing high-cost loans with interest rates above the Washington, DC usury cap. The usury claim is based on an allegation that Elevate, which was not licensed in Washington, DC, and not its partner bank, originated these loans, and was therefore in violation of the state’s usury laws. This case ultimately settled, with Elevate agreeing to charge rates only up to 24% and to refund consumers who were charged rates over what is allowed under Washington, DC law. In June 2021, a putative class action lawsuit was filed against the online lender Marlette Funding LLC in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that the company, doing business as Best Egg, was the true lender of usurious loans, with a rate of interest far in excess of the 6% rate permitted to be charged in Pennsylvania by unlicensed non-banks, originated through a partnership with Cross River Bank (Case No. 21-CV-985). Furthermore, in April 2022, Opportunity Financial, LLC (“OppFi”) filed a lawsuit against the California Department of Financial Protection and Innovation in Los Angeles Superior Court, to challenge the Department’s application of California usury caps to loans originated on OppFi’s online platform. OppFi argued that the Department was applying a “true lender” test to several loans to California residents that exceeded the applicable California usury limit for small dollar loans, even though such test does not exist in California law. While OppFi received a favorable decision in October 2023 that denied California’s motion for preliminary injunction, in California and other states, there is an ongoing risk that government agencies and private plaintiffs will seek to challenge these types of relationships that are similar to our business model. Finally, in June 2024, the Massachusetts Attorney General entered into a settlement with a fintech company it believed to be the true lender of loans originated using the bank partnership model, relying on the state’s UDAAP authority to reach such a conclusion, rather than a state licensing or true lender law.

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

The counterparties to the capped call transactions entered into in connection with the 2026 Notes and 2029 Notes are financial institutions, and we are subject to the risk that one or more of the counterparties may default or otherwise fail to perform their obligations under the capped call transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Global economic conditions have in the past resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty to a capped call transaction becomes subject to bankruptcy or other insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under the relevant capped call transaction. Our exposure will depend on many factors but, generally, an increase in our exposure will be positively correlated to an increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default or other failure to perform, or a termination of obligations by a counterparty, we may suffer adverse consequences of experience more dilution with respect to our common stock than anticipated. We can provide no assurance as to the financial stability or viability of any of the counterparties.

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

Upstart Holdings, Inc.
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
•federal and state securities laws, including, among others, the Securities Act of 1933, as amended, or the Securities Act, the Exchange Act, the Investment Advisers Act of 1940, as amended, or the IAA, and the Investment Company Act, rules and regulations adopted under those laws, and similar state laws and regulations, which govern how we offer, sell and transact in our loan financing products; and
•other state-specific and local laws and regulations.

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

Where applicable, we seek to comply with state broker, small loan, finance lender, servicing, collection, money transmitter and similar statutes. Nevertheless, if we are found to not comply with applicable laws, we could lose one or more of our licenses or authorizations, become subject to greater scrutiny by other state regulatory agencies, face other sanctions or be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to facilitate loans, perform our servicing obligations or make our marketplace available to consumers in particular states, which may harm our business. Further, failure to comply with the laws and regulatory requirements applicable to our business and operations may, among other things, limit our ability to collect all or part of the principal of or interest on Upstart-powered loans. In addition, non-compliance could subject

Upstart Holdings, Inc.
us to damages, revocation of required licenses, class action lawsuits, administrative enforcement actions, rescission rights held by investors in securities offerings and civil and criminal liability, all of which would harm our business.

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

Upstart Holdings, Inc.
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

In May 2024, the Supreme Court ruled that the CFPB’s funding structure is constitutional, and although more recent actions have been filed that challenge the CFPB’s authority on other grounds, the Supreme Court’s decision ended uncertainty about the future of the CFPB and how its strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. In the aftermath, the CFPB increased hiring in its Enforcement Division and created a Repeat Offender Unit. In February 2024, the CFPB published a decision and order in a supervisory designation proceeding against a non-bank installment lender that officially established the CFPB’s supervisory authority over such lenders due to the risk the non-bank lender posed to consumers. The CFPB opined that risk does not need to be based on a violation of law. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. The CFPB is positioned to use its examination and enforcement authority power, including safeguarding against algorithmic bias, in expanded ways. See the risk factor titled “—Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations” for more information.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

We receive, transmit and store large volumes of personal information and other sensitive data, which may potentially include biometric data as defined by state law, from applicants and borrowers. Each lending partner can access information about their respective borrowers and declined applicants via daily loan reports and other reporting tools that are provided via the platform. For loan institutional investors, while we generally limit access to personal information, we do share some personal information about borrowers with certain institutional investors. There are federal, state and foreign laws regarding privacy and the storing, sharing, use, disclosure and protection of personal information and sensitive data including those specific to biometric data. Specifically, cybersecurity and data privacy issues, particularly with respect to personal information, are increasingly subject to legislation and regulations to protect the privacy and security of personal information that is collected, processed and transmitted. For example, the GLBA includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to non-affiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by non-affiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy notices and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal borrower information. Privacy requirements under the GLBA are enforced by the CFPB, as well as the FTC, and under Section 5 of the Federal Trade Commission Act, we and our lending partners are prohibited from engaging in unfair and deceptive acts and practices, or UDAP. For example, both the FTC and CFPB have relied on UDAP/UDAAP principles to increase enforcement of “dark patterns”, the definition of which varies but has been defined as “design features used to deceive, steer, or manipulate users into behavior that is profitable for an online service, but often harmful to users or contrary to their intent.” We are and our lending partners are also prohibited from sharing consumer information without proper notification and consent. For example, lawsuits were recently filed against TD Bank and Capital One for alleged privacy violations under GLBA and similar state privacy laws and unfair and deceptive practices under UDAAP, for the alleged sharing of nonpublic personal information (“NPI”) with Meta without (1) properly disclosing in the bank’s privacy policy or elsewhere that NPI was shared with Meta; and (2) allowing customers to opt out of having their NPI shared with Meta.

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

There is also a significant amount of proposed legislation at the state and federal levels on AI governance and oversight. For example, the Colorado Artificial Intelligence Act (the “CAIA”), the first comprehensive state AI regulation, will go into effect in February 2026. Among other things, the CAIA imposes a duty of reasonable care on developers and deployers to avoid “algorithmic discrimination” in high-risk AI systems, and sets forth various disclosure, risk assessment, and governance requirements.

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

Upstart Holdings, Inc.

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

Upstart Holdings, Inc.
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

We, through our warehouse trust special purpose entities, have entered into warehouse credit facilities to partially finance the purchase of certain loans from certain lending partners that originate loans through our marketplace, which credit facilities are secured by the purchased loans.

Under our warehouse credit facilities, we may borrow up to an aggregate of $325.0 million to purchase unsecured personal loans, $100.0 million to purchase small dollar loans, and up to $50.0 million to purchase auto loans. Our warehouse credit facilities mature between December 2025 and June 2028, by which time the outstanding principal, together with any accrued and unpaid interest, are due and payable. As of September 30, 2024, the

Upstart Holdings, Inc.
aggregate amount borrowed under our warehouse credit facilities was $170.1 million, and $373.5 million of the aggregate outstanding principal of loans and restricted cash pledged as collateral.

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

We may continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new loan products, enhance our AI models, supplement loan funding, improve our operating infrastructure, acquire complementary businesses and technologies, or make strategic investments. Accordingly, we may need to engage in equity, debt or convertible debt financings to secure additional funds. If we raise additional funds by issuing equity securities or securities convertible into equity securities, our stockholders may experience dilution. For example, if we elect to deliver shares of our common stock to settle the conversion (other than paying cash in lieu of delivering any fractional share) of our outstanding Notes, it may have a dilutive effect on our stockholders’ equity holdings. Further, debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders.

Upstart Holdings, Inc.
If we are unable to obtain adequate financing or on terms satisfactory to us when we require it, we may pursue alternate transactions or be unable to pursue certain business opportunities and our ability to continue to support our business growth and to respond to business challenges could be impaired and our business may be harmed.

In August 2021, we issued $661.3 million in aggregate principal amount of the 2026 Notes, and in September 2024, we issued $431.3 million in aggregate principal amount of the 2029 Notes. Concurrently with the issuance of the 2029 Notes, we used $302.4 million of the proceeds to repurchase a portion of the outstanding 2026 Notes in individually negotiated transactions, and additionally repurchased a portion of the outstanding 2026 Notes during the third quarter of 2024 through open market purchases.

Holders of the 2026 Notes or 2029 Notes may require us to purchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the applicable Indenture) with respect to such series of Notes before the applicable maturity date, at a fundamental change repurchase price equal to 100% of the principal amount of the Notes of such series to be repurchased, plus accrued and unpaid interest, if any. Additionally, upon conversion of the 2026 Notes or 2029 Notes, as applicable, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the Notes of each series in cash at their respective maturities unless earlier converted, redeemed or repurchased. However, we may not have enough available cash or be able to obtain financing at the respective times we are required to make repurchases of the Notes of each series, pay cash for the Notes being converted, or at their respective maturities. In addition, our ability to repurchase the Notes of each series or to pay cash upon conversion of any such Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness at the time. Our failure to repurchase the Notes of a series at a time when the repurchase is required by the applicable Indenture, or to pay any cash payable upon future conversions of the Notes of a series as required by the applicable Indenture would constitute a default under such Indenture. A default under the applicable Indenture or the fundamental change itself could also lead to a default under agreements governing our other existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes of each series, pay cash with respect to the Notes being converted, or at the respective maturities of the Notes.

Provisions in the Indentures governing the 2029 Notes and the 2026 Notes may deter or prevent a business combination that may be favorable to you.

If a fundamental change (as defined in the applicable Indenture) occurs prior to the maturity date for a series of Notes, holders of the applicable series of Notes will have the right, at their option, to require us to repurchase all or a portion of such Notes. In addition, if a make-whole fundamental change (as defined in the applicable Indenture) occurs prior to the maturity date of the applicable series of Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes of such series in connection with such make-whole fundamental change in the manner specified in the applicable Indenture. Furthermore, the Indentures prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the Indentures could deter or prevent a third party from acquiring us even when the acquisition may be favorable to you.

RISKS RELATED TO TAXES

Our ability to use our deferred tax assets to offset future taxable income may be subject to certain limitations, which may have a material impact on our result of operations.

As of September 30, 2024, a valuation allowance has been recorded to recognize only deferred tax assets that are more likely than not to be realized in the United States federal, state and local tax jurisdictions. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

Upstart Holdings, Inc.

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

We are subject to taxes in the United States under federal, state and local jurisdictions in which we operate. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation and macroeconomic, political or other factors. For example, the results of U.S. presidential and congressional elections may lead to tax law changes. We may be subject to examination in the future by federal, state and local authorities on income, employment, sales and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition and results of operations. Various tax authorities may disagree with tax positions we take and if any such tax authorities were to successfully challenge one or more of our tax positions, the results could adversely affect our financial condition. Further, the ultimate amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. For example, the Inflation Reduction Act of 2022, enacted on August 16, 2022, imposes a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our share repurchase program. In addition, effective as of January 1, 2022, the Tax Cuts and Jobs Act requires research and experimental expenditures attributable to research conducted within the United States to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. Accordingly, the determination of our overall provision for income and other taxes is inherently uncertain as it requires significant judgment around complex transactions and calculations. As a result, fluctuations in our ultimate tax obligations may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition and results of operations in the periods for which such determination is made.

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
•general economic conditions, including economic slowdowns, recessions, changes in interest and inflation rates, tightening of credit markets and disruptions in the banking sector;
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

The capped call transactions entered into in connection with the issuance of each series of the Notes may affect the market price of our common stock.

In connection with the issuance of each series of the Notes, we entered into privately negotiated capped call transactions with certain financial institutions as counterparties. These capped call transactions are expected generally to offset the potential dilution to our common stock upon any conversion of the applicable series of Notes and/or reduce any cash payments we are required to make in excess of the principal amount of such converted Notes, as the case may be, with such offset and/or reduction subject to a cap.

From time to time, the counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the applicable series of Notes (and are likely to do so following May 15, 2026, in the case of the 2026 Notes, and July 1, 2029, in the case of the 2029 Notes, during the observation period for conversions of the applicable series of Notes following any conversion of the Notes prior to May 15, 2026, in the case of the 2026 Notes, and July 1, 2029, in the case of the 2029 Notes, or in connection with any repurchase or redemption of the Notes of the applicable series, to the extent we unwind a corresponding portion of the capped call transactions, and if we otherwise unwind all or a portion of the capped call transactions). This activity could also cause or prevent an increase or a decrease in the market price of our common stock.

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

Upstart Holdings, Inc.
The large number of shares of our capital stock eligible or registered for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. We have filed and in the future may file registration statements on Form S-8 to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods or vesting conditions and compliance with our Insider Trading Policy, the shares issued upon exercise of outstanding stock options and settlement of fully vested RSUs will be available for immediate resale in the United States in the open market.

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

Our amended and restated certificate of incorporation authorizes us to issue 609,001,745 shares of authorized but unissued common stock and rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 7,692,542 shares for issuance under our 2020 Equity Incentive Plan subject to adjustment in certain events. Any common stock that we issue, including under our 2020 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our common stock.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations. Our management and other personnel must devote substantial time to these public company requirements that would otherwise be focused on operational and other business matters. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources, and we will need to continue to invest additional resources and incur substantial costs on ongoing compliance burdens, including compliance with new rules and regulations that are adopted from time to time and applicable to us as a public company.

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

Upstart Holdings, Inc.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no repurchases of the Company’s common stock during the three months ended September 30, 2024.

Convertible Senior Notes

On September 16, 2024, we entered into a purchase agreement, or Purchase Agreement, with Barclays Capital Inc. and Goldman Sachs & Co. LLC, as representatives of the several initial purchasers, or collectively, the Initial Purchasers, to issue and sell $375.0 million in aggregate principal amount of our 2029 Notes. In addition, we granted the Initial Purchasers an option to purchase up to an additional $56.3 million in aggregate principal amount of the 2029 Notes on the same terms and conditions. The Initial Purchasers exercised their option in full on September 17, 2024. The Purchase Agreement includes customary representations, warranties, and covenants by us and customary closing conditions. Under the terms of the Purchase Agreement, we have agreed to indemnify the Initial Purchasers against certain liabilities.

We offered and sold the 2029 Notes to the Initial Purchasers in reliance on the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act, and for resale by the Initial Purchasers to persons reasonably believed to be qualified institutional buyers pursuant to the exemption from registration requirements provided by Rule 144A under the Securities Act. We relied on these exemptions from registration based in part on representations made by the Initial Purchasers in the Purchase Agreement. The shares of the common stock issuable upon conversion of the 2029 Notes, if any, have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

To the extent that any shares of the common stock are issued upon conversion of the 2029 Notes, they will be issued in transactions anticipated to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof, because no commission or other remuneration is expected to be paid in connection with conversion of the 2029 Notes and any resulting issuance of shares of the common stock.

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

During the quarter ended September 30, 2024, the following directors and officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company each adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K):

Name and title of director and officer: Dave Girouard, Chief Executive Officer
Date of adoption: August 29, 2024
Duration of the trading arrangement: Through December 31, 2025 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 1,000,000 shares issuable upon the exercise of outstanding options upon reaching the pricing targets defined in the trading arrangement.

Name of director: Sukhinder Singh Cassidy
Date of adoption: August 22, 2024
Duration of the trading arrangement: Through August 29, 2025 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 29,992 shares, including shares issuable upon the exercise of outstanding options upon reaching the pricing targets defined in the trading arrangement.

Name of director: Kerry Whorton Cooper
Date of adoption: August 29, 2024
Duration of the trading arrangement: Through November 28, 2025 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 2,000 shares.

None of the Company’s officers or directors modified or terminated a “Rule 10b5-1 trading arrangement” or adopted, modified or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K) during the quarter ended September 30, 2024.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated September 19, 2024, between Upstart Holdings, Inc. and U.S. Bank Trust Company, National Association.	8-K	001-39797	4.1	September 19, 2024
4.2	Form of 2.00% Convertible Senior Note due 2029 (included in Exhibit 4.1).	8-K	001-39797	4.2	September 19, 2024
10.1	Form of Capped Call Confirmation.	8-K	001-39797	10.1	September 19, 2024
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Upstart Holdings, Inc.
(Registrant)

Date: November 7, 2024	By:	/s/ Dave Girouard
Dave Girouard
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Sanjay Datta
Sanjay Datta
Chief Financial Officer
(Principal Financial Officer)