Form 10-K
period 2024-12-31
Upstart Holdings, Inc.
filed 2025-02-14
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,827,095,157, based on the closing price reported for such date on the NASDAQ. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 6, 2025 there were 93,710,996 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated by reference into Part II and III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

Upstart Holdings, Inc.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws about us and our industry, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “seek,” “could,” “intend,” “target,” “aim,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•the impact of disruption in the banking industry, and any associated effects on our business and industry;
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
•our ability to successfully obtain and maintain corporate funding and liquidity to support continued growth and for general corporate purposes, which includes our ability to manage existing and future indebtedness;
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

PART I

ITEM 1. BUSINESS

Overview

Upstart is the leading artificial intelligence (“AI”) lending marketplace, connecting millions of consumers to more than 100 banks and credit unions that leverage Upstart’s AI models and cloud applications to deliver superior credit products. Founded in 2012, Upstart’s platform includes unsecured and secured credit products, such as personal loans, automotive retail and refinance loans, and home equity lines of credit (“HELOCs”).

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

We believe the flywheel effects generated by our constantly improving AI models provide a significant competitive advantage. More training data generally leads to higher approval rates and lower interest rates with better returns to our bank and credit union partners, collectively our “lending partners.” Our AI also enables our lending partners to deliver an exceptional digital-first experience. They can respond instantly to a customer’s loan request 24/7 with no human intervention. In 2024, more than 91%1 of Upstart-powered loans were fully automated where borrowers were approved instantly.

Our AI marketplace connects consumers with our lending partners. Consumers can access Upstart-powered loans via Upstart.com, through a lender-branded product on our lending partners’ own websites, and through auto dealerships that use our products.

Loans issued through our marketplace are retained by our lending partners, purchased by our network of institutional investors, or funded by Upstart’s balance sheet. Investors may also invest in securities collateralized by Upstart-powered loans through our pass-through and securitization programs.

As of December 31, 2024, out of the total principal of loan originations facilitated on our marketplace in 2024, 65% were purchased by institutional investors, 25% were retained by our lending partners, and 10% were held on our balance sheet. In the year ended December 31, 2024, our top three lending partners collectively originated 82% of the loans facilitated through our marketplace and revenue from fees received from these lending partners accounted for 63% of our total revenue. Our goal is to continue expanding our lending partnerships to new participants and deepen our relationships with existing lending partners.
1 Percentage of Loans Fully Automated, which is defined as the total number of loans in a given period originated end-to-end (from initial rate request to final funding for personal loans and small dollar loans, and from initial rate request to signing of the loan agreement for auto loans) with no human involvement required by the Company divided by the Transaction Volume, Number of Loans in the same period.

Institutional investors play an important role in our lending marketplace by providing capital for higher risk loans that may not be economically feasible for traditional banks and credit unions to hold. We enter into nonexclusive agreements with our institutional investors who purchase whole loans and participate in our pass-through and asset-backed securitization programs. Beginning in 2023, to improve the loan funding capacity for our marketplace across business and macroeconomic cycles, we secured multiple committed capital and other co-investment arrangements with institutional investors which have delivered a significant amount of loan funding to the Upstart marketplace. We continue our work on further developing and securing committed capital and other co-investment arrangements for our marketplace. While these efforts have strengthened the amount and resiliency of our loan funding, we continue to secure additional capital to support the growth of our business and further diversify our sources of capital and institutional investor base to ensure long-term scalability.
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

Variables and Training Data

The volume of data utilized by Upstart’s AI models has grown significantly over time. Our personal loan underwriting model included 23 variables at the end of 2014; as of December 31, 2024, it included over 2,500.2 These include variables related to credit experience, employment, educational history, bank account transactions, cost of living and loan application interactions. As of December 31, 2024, our personal loan underwriting model was trained on nearly 82 million repayment events, and it is only one of approximately 30 machine learning models that we use across our business.

The number of variables and volume of training data used in our models are co-dependent; the use of hundreds or thousands of variables is impractical without sophisticated machine learning algorithms to tease out the interactions among them, and sophisticated machine learning depends on large volumes of training data. Over time, we have been able to deploy and blend more sophisticated modeling techniques, leading to a more accurate system. This co-dependency presents a challenge to others who may aim to short-circuit the development of competitive models. While incumbent lenders may have vast quantities of historical repayment data, their training data lacks the hundreds of non-traditional variables that power our models.

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
2 “Variables,” often also called “features,” refers to raw variables and combined variables considered in our AI models. A “raw” variable is a non-combined, conceptually distinct unit of data, such as “applicant-reported savings.” A “combined” variable is data that has been transformed, combined, or otherwise engineered from a raw variable or set of raw variables, such as “applicant-reported savings” divided by “loan amount.”

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

Our Ecosystem

Our ecosystem includes consumers, banks, credit unions and auto dealers, as well as institutional investors who purchase Upstart-powered loans directly or invest in securities issued by our pass-through and securitization programs. This broad ecosystem allows participants to access and benefit from our products in a variety of ways, which leads to broader adoption of our AI lending solutions.

Consumers

On the consumer side, we have built a mobile app and a mobile-responsive website application to aggregate demand on Upstart.com, where consumers are presented with offers from our lending partners. Consumers can quickly and easily inquire about a rate, evaluate and choose a loan offer, provide necessary information for verification and review required disclosures before final acceptance of the loan. A similar experience is also offered as a branded product on lending partners’ websites. We have also made significant investments in Upstart Auto Retail, a front-end software-as-a-service application that modernizes the auto sales process for both the consumer and the dealer. Similar to Upstart.com, we expect Upstart Auto Retail to become an important aggregator of consumer demand.

Consumers on our platform are generally offered unsecured personal loans, secured auto loans, and HELOCs. Personal loans typically range from $200 to $50,000 in size, at APRs up to 35.99%, with terms typically ranging from three months to five years. Auto loans range from $3,000 to $60,000 in size, at APRs up to 29.99%, with terms ranging from two to seven years. HELOCs range from $26,000 to $250,000, at APRs up to 18.0%, with terms of 10 or 15 years. All loans feature a monthly repayment schedule and no prepayment penalty.

Value Proposition to Consumers

•Higher approval rates and lower interest rates—An internal study, conducted and published in 2024, compared our personal loan AI model to that of a traditional underwriting credit score-based model. The study demonstrated the ability of our AI model to expand credit access to borrowers. Results from the study showed that our AI model approves 101% more borrowers and yields 38% lower average APR for approved loans.

•Superior digital experience—Whether consumers apply for a loan through Upstart.com or directly through a lending partner’s website, the application experience is streamlined into a single application process and the loan offers provided are firm. In the year ended December 31, 2024, 91% of Upstart-powered loans were fully automated, an increase from 87% in 2023. Automation improvements were due in large part to product, engineering and machine learning enhancements such as eliminating previously manual processes, increasing the accuracy of our verification and fraud detection models, and removing inefficient or unnecessary processes and procedures.

Lending Partners and Institutional Investors

On the loan funding side, we target a wide range of small, medium, and large lending partners with an appetite to invest in improved underwriting and digital originations. Because AI is a new and disruptive technology, and lending is a traditionally conservative industry, we have brought our technology to the market in a way that allows us to grow responsibly and improve our AI models, while allowing lenders to take a prudent approach to assessing and adopting our platform. As of December 31, 2024, we had more than 100 lending partners. Our lending partners retain loans that align with their business and risk objectives. Because lenders vary with respect to program objectives, risk tolerance and funding capacity, program parameters can vary significantly across different lenders. Lending partners have access to an administrative interface for reporting and program management. We also perform fairness testing on our models to help satisfy lending partners’ regulatory obligations.

Our lending partners control their programs when originating loans through our platform and do not solely rely on our models alone. Each lending partner sets and approves its own underwriting policy that establishes certain credit underwriting requirements determined by the lending partner. These “hard” requirements or criteria may include, without limitation, minimum credit scores, minimum and maximum loan amounts, and maximum debt to income ratio. Upstart applies the lenders’ hard criteria prior to feeding any information to its underwriting models. The majority of credit denials on the platform are due to the lending partners’ hard criteria from their underwriting policies. Borrower applications that meet a lender’s hard credit criteria are then assessed by a pricing model which takes into account the output of the Upstart risk scoring model in addition to additional pricing requirements set by lenders, such as target return objectives and maximum allowable APR limits. This process allows our lending partners to leverage our technology within the scope of their existing underwriting policies.

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
•Delivering returns—We focus on credit performance compared to the expectations set by us at the time of origination. An equal investment in all vintages of Upstart-powered core personal loans that originated in the first quarter of 2018 through the third quarter of 2024 is currently expected to deliver returns in line with a blended target of 9.6%. At a more granular level, all quarterly vintages of core personal loans that originated in 2018 through the fourth quarter of 2020 are currently forecasted to meet or exceed the target returns set at the time of loan origination. The quarterly vintages of core personal loans that originated in the first quarter of 2021 through the first quarter of 2024 are currently forecasted to underperform relative to their target returns. The core personal loans that originated in the second quarter of 2024 or later are currently forecasted to deliver returns in line with target yields. This reversion in performance was driven by a combination of factors including increased conservatism in underwriting and the relative stabilization of macroeconomic conditions, as reflected in the Upstart Macro Index (“UMI”).
•New product offerings—While we continue to iterate and improve on our core Upstart-powered products, we have launched new credit products over the last several years to serve the auto and home lending markets and to provide a small dollar personal loan offering. Personal loans are one of the fastest-growing segments of credit in the U.S. and auto financing is the second largest segment of consumer lending. Our platform helps lenders provide a product their customers want, rather than letting customers seek loans from competitors. We continue to invest in expansion of our product offerings.

•Access to capital markets—We have built a broad network of institutional investors who provide loan funding through purchases of whole loans, pass-through certificates and asset-backed securitizations. We have secured multiple committed capital and co-investment arrangements with institutional investors, which deliver a significant amount of loan funding to the Upstart marketplace. In these arrangements, we share some of the risk and upside in loan performance relative to our expectations. We continue our work on expanding our relationships with institutional investors to deliver capital to our marketplace.
•Continuous engagement with rating agencies—Upstart-powered personal loans are analyzed by credit rating agencies and are subject to significant and constant scrutiny from experts. Credit ratings are often publicly available, which help institutional investors and lending partners gain confidence in Upstart-powered loans.
•Insights into changes in the economy—In 2023, we introduced UMI, which estimates the impact of the macroeconomy on credit performance for Upstart-powered unsecured personal loans and helps our lending partners and institutional investors better understand and account for the effect that macroeconomic conditions have on our credit performance.

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

Consumer Marketing

Our growth and marketing approach is driven by the strength of our product and the interest rates we offer. While many lenders see consumer choice as a detractor from sales volume, we benefit when consumers compare our offers to other lenders’ offers. Over time, in large part due to the rapid and continuing improvements to our models, our ability to offer lower rates than our competitors has improved and we have been able to extend new loan offers to applicants who were previously not eligible or were previously quoted a higher rate.

Our growth and marketing initiatives are primarily focused on bringing potential borrowers to Upstart.com, where they can learn if they qualify for a loan from one of our lending partners and the terms of the loan offer in only a few minutes. Our customer acquisition channels combine a mix of online and offline, as well as paid and unpaid, channels. While we constantly experiment to expand and optimize our acquisition strategies, our largest channels include:
•Marketing affiliates—A variety of online media partners, such as loan aggregators, send us traffic on a cost per origination basis. Many loan aggregators also incorporate application data to provide online prescreened offers, which leads to highly targeted and interested referrals. For example, a significant number of consumers that apply for and obtain a loan on Upstart.com learn about and access Upstart.com through the website of one of our partners, Credit Karma.
•Direct mail—We apply our strengths in data science to target individuals who both qualify for and may have a need for an Upstart-powered loan. The ability to analyze an individual’s credit data to target and mail prescreened offers of credit gives this channel a meaningful data advantage over other channels.
•Organic traffic—As our brand recognition and reputation grow, an increasing number of potential borrowers come directly to Upstart.com.
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

Servicing Operations

Upstart-powered loans, with the exception of HELOCs, are serviced via our homegrown platform. For borrowers who miss payments, we focus on early intervention and attempt to reach them via emails, calls, texts, and mail to help bring their account current or offer hardship options in accordance with the creditor’s servicing policies. Borrowers on our platform are supported via a combination of internal payments specialists and third-party service providers.

We hold collections licenses in the majority of states and conduct first-party collections activities. We also partner with third-party agencies for collections, especially for accounts more than 30 days past due. Debt collection calls and collection performance are reviewed regularly by our quality assurance or vendor management teams. Our operations and compliance teams each also perform vendor onsite audits annually.

Competition

Consumer lending is a vast and competitive market, and we compete in varying degrees with all other sources of unsecured and secured consumer credit, including banks, non-bank lenders (including retail-based lenders) and other financial technology lending platforms. Because personal loans often serve as a replacement for credit cards, we also compete with the convenience and ubiquity that credit cards represent.

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
•Robust and diverse lending marketplace; and

•Brand recognition and trust.

Government Regulation

We and the loans made through our platform by our lending partners are subject to extensive and complex rules and regulations and examination by various federal, state and local government authorities. While compliance with such requirements is at times complicated by our novel business model, we have resources and processes to help us comply with these rules and regulations.

We are currently, and expect in the future, to be subject to laws and regulations administered by the Consumer Financial Protection Bureau (the “CFPB”). In addition to the CFPB, the Federal Trade Commission has jurisdiction to investigate aspects of our business, including with respect to marketing practices. Other state and federal agencies, including prudential bank regulators, state departments of financial institutions, and state attorneys general have the ability to regulate aspects of our business directly or through our lending partners. Further, we are subject to inspections, examinations, supervision and regulation by applicable agencies in each state in which we are licensed to broker, purchase, and or service loans. Regulatory oversight of our business may change over time. By way of example, in 2020, the California Consumer Financial Protection Law was enacted, which seeks to emulate the CFPB with respect to its enforcement and supervisory capabilities as well as require additional state registration for certain covered persons. We expect that regulatory examinations by both federal and state agencies will continue.

Below, we summarize several of the material federal and state lending, servicing and consumer protection related laws applicable to our business. Many states have laws and regulations that are similar to the federal consumer protection laws referred to below, but the degree and nature of such laws and regulations vary from state to state. For more information regarding the various federal and state laws and regulations to which we are subject or may become subject, see Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Federal Lending and Related Laws

Truth in Lending Act

The Truth in Lending Act, or TILA, and Regulation Z, which implements it, require creditors to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions, and to comply with certain lending practice requirements and restrictions. These requirements apply to loans facilitated or made through our platform and retail installment contracts purchased by Upstart from automotive dealerships. We also assist our lending partners with their compliance obligations, as part of the services we provide. For closed-end credit transactions, required TILA disclosures are provided to all borrowers on behalf of our lending partners, which include, among other items, the annual percentage rate, the finance charge, the amount financed, the number of payments, the amount of the monthly payment, the presence and amount of certain fees, and the presence of certain contractual terms. For retail installment contracts, required disclosures can also include certain conditions related to Guaranteed Asset Protection waivers or other ancillary products. For HELOCs, required open-end disclosures are provided during the origination process and servicing requirements under TILA are fulfilled by a third party servicer that we oversee. TILA also regulates the advertising of credit and gives borrowers, among other things, certain rights regarding updated disclosures and the treatment of credit balances.

Equal Credit Opportunity Act

The Equal Credit Opportunity Act, or ECOA, prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age (provided that the applicant has the capacity to enter into a binding contract), religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program, or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or certain state laws. Regulation B, which implements ECOA, prohibits discrimination based on age, gender, ethnicity, nationality, or marital status, and restricts creditors from requesting certain types of information from loan applicants or engaging in certain loan-related practices, and from using advertising or making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. These requirements apply to lending partners for loans facilitated through our platform, for automotive dealerships selling retail installment contracts, as well as to us as a service provider and as a loan originator for our HELOC product. We abide by policies and procedures implemented by our lending partners to comply with ECOA’s provisions prohibiting discouragement and discrimination. ECOA also requires creditors to provide applicants with timely notices of adverse action taken on credit applications, including disclosing to applicants who have been declined their rights and the reason for the denial. On behalf of our lending partners, we provide prospective borrowers who apply for a loan through our platform but are denied credit with an adverse action notice in compliance with applicable requirements.

Fair Credit Reporting Act

The federal Fair Credit Reporting Act, or FCRA, as amended by the Fair and Accurate Credit Transactions Act, implemented by Regulation V, promotes the accuracy, fairness, and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report and requires that persons who report loan payment information to credit bureaus do so accurately and timely resolve disputes regarding reported information. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report.

Under FCRA, users of consumer reports must also have a process by which customers may inquire about credit information furnished to a consumer reporting agency. We, our lending partners and the automotive dealerships with whom we partner have a permissible purpose for obtaining credit reports on potential borrowers, and we also obtain explicit consent from borrowers to obtain such reports. As part of our loan servicing activities, we accurately report loan payment and delinquency information to appropriate consumer reporting agencies on behalf of our lending partners. We provide an adverse action notice to rejected applicants on behalf of each lending partner at the time the applicant is rejected that includes all the required disclosures. We also have processes in place to ensure that consumers are given “opt-out” opportunities, as required by the FCRA, regarding the sharing of their personal information. We have also implemented an identity theft prevention program, as required by FCRA and its implementing regulations.

Fair Debt Collection Practices Act

The federal Fair Debt Collection Practices Act, or FDCPA, and Regulation F, its implementing regulation, provide guidelines and limitations on the conduct of certain debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. We use our internal collection team, except for the HELOC product, and professional third-party collection agencies to service accounts, including collecting on accounts that may become delinquent. Any third-party debt collection agents we use are required to comply with the FDCPA and all other applicable laws in collecting delinquent accounts of borrowers. While our internal servicing team is not subject to the formal requirements of the FDCPA in most cases, the CFPB prohibits unfair, deceptive or abusive acts or practices in debt collection, including first-pay debt collection, and therefore, we have established policies intended to substantially comply with the collection practice requirements under the FDCPA as an industry best practice.

Privacy and Data Security Laws

We collect and use a wide variety of information to help ensure the integrity of our services and to provide features and functionality to the borrowers and lending partners on our platform. This aspect of our business, including the collection, use, and protection of the information we acquire from our own services as well as from third-party sources, is subject to laws and regulations in the United States. The federal Gramm-Leach-Bliley Act, or GLBA, and Regulation P, its implementing regulation, include limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to non-affiliated third parties. In certain circumstances, GLBA requires financial institutions to limit the use and further disclosure of nonpublic personal information by non-affiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and non-affiliated entities. Further, the Federal Trade Commission’s Safeguards Rule requires us to develop, implement and maintain a written comprehensive cybersecurity program containing safeguards that are appropriate for the size and complexity of our business. Accordingly, we publish our privacy policies and terms of service, which describe our practices concerning the use, transmission, and disclosure of information. We have a detailed privacy policy that addresses the GLBA and Safeguards Rule and is accessible from every page of our website. We work to maintain the security of consumers’ personal information, and we do not sell, rent or share such information with third parties for marketing purposes unless agreed to by the consumer or in accordance with applicable law. In addition, we take measures to safeguard the personal information of borrowers and investors and protect against unauthorized access to this information.

Consumer Financial Protection Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Financial Projection Act, or CFPA, was signed into law. The CFPA is extensive and significant legislation that includes numerous consumer protection provisions. Among other things, the CFPA created the CFPB, which commenced operations in July 2011 and has significant authority to implement and enforce federal consumer financial laws, such as TILA, FCRA, and ECOA. The CFPB is also authorized to prevent “unfair, deceptive or abusive acts or practices” or UDAAP, through its regulatory, supervisory and enforcement authority. The CFPB engages in consumer financial education, requests data and promotes the availability of financial services to underserved customers and communities. The CFPB has regulatory and enforcement powers over most providers of consumer financial products and services through the laws it enforces, including us. It also has supervisory and examination powers over certain providers of consumer financial products and services, including large banks, payday lenders, “larger participants” in certain financial services markets defined by CFPB regulation, and non-bank entities the CFPB determines present a risk to consumers after notice and an opportunity to respond. In 2024, the CFPB for the first time exercised its right to assert supervisory authority over an entity the CFPB deemed a high risk to consumers.

The CFPB has imposed, and will continue to impose, restrictions on lending practices, including with respect to the terms of certain loans. We and our lending partners are subject to the CFPB’s enforcement authority. The CFPB may investigate our organization, business conduct, markets and activities. In addition, the CFPB may, in connection with its supervisory authority, also conduct on-site examinations of our HELOCs and our lending partners’ businesses on a periodic basis, subject to whether the applicable lending partner satisfies the assets threshold for CFPB supervision. If the CFPB were to conclude that our loan origination assistance or servicing activities, or any loans originated by our lending partners on our platform, violate applicable laws or regulations, we could be subject to a formal or informal inquiry, investigation and/or enforcement action. We are not currently subject to any enforcement actions by the CFPB.

Federal Trade Commission Act

Under Section 5 of the Federal Trade Commission Act, we and our lending partners are prohibited from engaging in unfair and deceptive acts and practices, or UDAP. For nonbank financial institutions, the Federal Trade Commission, or the FTC, is the primary regulator enforcing this prohibition, and in recent years the FTC has been focused on practices of financial technology companies. The FTC is also the primary federal regulator for automotive dealerships. Based on publicly available actions, the FTC’s primary focus has been with respect to financial technology company marketing and disclosure practices as it relates to lending products, and on junk fees. We maintain policies and procedures that require our marketing and loan application and servicing operations comply with UDAP standards. We also maintain a dealership diligence program to monitor the fees charged to consumers, including for ancillary products, for retail installment contracts we purchase from dealerships.

Federal Trade Commissions’s Consumer Claims and Defenses Rule

The Federal Trade Commission’s Consumer Claims and Defenses Rule, otherwise known as the Holder Rule, requires a seller to include a specific notice in every consumer credit contract informing consumers of their right to assert against the assignee of credit contracts, certain claims the consumer may have against the originator of a credit contract (such a dealer as the originating creditor in auto retail installment sales contracts). This rule preserves the consumer’s right to assert the same claims and defenses against anyone who purchases the contract, as they would have against the original creditor. Upstart is subject to the Holder Rule as a purchaser of retail installment contracts and therefore ensures all retail installment contracts that are purchased include such notice.

Electronic Fund Transfer Act and NACHA Rules

The federal Electronic Fund Transfer Act, or EFTA, provides guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts. Under EFTA, and Regulation E that implements it, we must obtain consumer consents prior to receiving electronic transfer of funds from consumers’ bank accounts, and loans offered by Upstart or through our lending partners may not condition an extension of credit on the borrower’s agreement to repay the loan through preauthorized (recurring) electronic fund transfers. In addition to compliance with federal laws, transfers performed by ACH electronic transfers are subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association, or NACHA. All transfers of funds related to our operations conform to the EFTA, its regulations and NACHA guidelines. As part of our servicing activities, we obtain necessary electronic authorization from borrowers and investors for such transfers in compliance with such rules.

Electronic Signatures in Global and National Commerce Act

The federal Electronic Signatures in Global and National Commerce Act, or ESIGN, and similar state laws, particularly the Uniform Electronic Transactions Act, or UETA, authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. ESIGN and UETA require businesses that want to use electronic records or signatures in consumer transactions to get affirmative consent from consumers to receive or sign electronically any documents otherwise required by law to be “in writing”. When a consumer registers on our platform, we obtain consent to transact business electronically, for the consumer to receive electronic disclosures and for us to maintain electronic records in compliance with ESIGN and UETA requirements, and we maintain electronic signatures and records in a manner intended to support enforceability of relevant consumer agreements and consents.

Federal Marketing Regulations

The Telephone Consumer Protection Act, or TCPA, and similar state laws, generally prohibits robocalls, including those calls made using an auto-dialer or prerecorded or artificial voice calls made to a wireless telephone without the prior express consent of the called party (or prior express written consent, if messages constitute telemarketing). In addition, the FTC Telemarketing Sales Rule implements the FTC’s Do-Not-Call Registry and imposes numerous other requirements and limitations in connection with telemarketing. Our policies address the requirements of TCPA as well as FTC Telemarketing Sales Rule and other laws limiting telephone outreach. Furthermore, Upstart does not engage in prohibited activities under TCPA.

The Federal Controlling the Assault of Non-Solicited Pornography and Marketing, or CAN-SPAM, Act applies to commercial messages and makes it unlawful to send electronic mail messages that contain false or deceptive information, among other requirements. CAN-SPAM also requires the sender of emails set for a commercial purpose to provide a functioning mechanism that allows the recipient to opt-out of receiving future commercial e-mail messages from the sender of such messages. Our email communications with all consumers are formulated to comply with the CAN-SPAM Act.

Servicemembers Civil Relief Act

Under the Servicemembers Civil Relief Act, or SCRA, and similar state laws, there are limits on interest rates chargeable to military personnel and civil judicial proceedings against them, and there are limitations on our ability to collect on a loan to servicemembers on active duty originated prior to the servicemember entering active duty status and, in certain cases, for a period of time thereafter. The ability to repossess a vehicle is also limited under the SCRA. The SCRA requires creditors to adjust the interest rate of borrowers who qualify for and request relief. If a borrower with an outstanding loan qualifies for SCRA protection the interest rate on their loan (including certain fees) will be reduced to 6% for the duration of the borrower’s active duty. During this period, any interest holder in the loan will not receive the difference between 6% and the loan’s original interest rate.

Military Lending Act

Under the Military Lending Act, certain members of the armed forces serving on active duty and their dependents must be identified and be provided with certain protections when becoming obligated on a consumer credit transaction. These protections include: a limit on the Military Annual Percentage Rate (an all-in cost-of-credit measure which is the same as the APR for loans facilitated on our platform) of 36%, certain required disclosures before origination, a prohibition on charging prepayment penalties, a prohibition against repossessions of collateral without a court order, and a prohibition on arbitration agreements and certain other loan agreement terms. As part of the services we provide, we ensure compliance with the requirements of the Military Lending Act and state analogs that also provide protections for these consumers.

Bank Secrecy Act, USA PATRIOT Act, and U.S. Sanctions Laws

Under the Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, or USA PATRIOT ACT, and certain U.S. sanctions laws, our lending partners are required to maintain anti-money laundering, customer due diligence and record-keeping policies and procedures, some of which we perform on behalf of our lending partners, and to avoid doing business with certain sanctioned persons or entities or certain types of sanctioned activity in specific countries. We have implemented an BSA/AML program, or AML program, designed to prevent our platform from being used to facilitate money laundering, terrorist financing, and other illicit activity. Our AML program is designed to prevent our platform from being used to facilitate business in countries, or with persons or entities, included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls, or OFAC, and equivalent foreign authorities. Our AML compliance program includes policies, procedures, reporting protocols, and internal controls, including the designation of an AML compliance officer, and is designed to address these legal and regulatory requirements and to assist in managing risk associated with money laundering and terrorist financing. With respect to new borrowers, we apply the customer identification and verification program rules and screen names against the list of specially designated nationals maintained by OFAC, pursuant to the USA PATRIOT Act amendments to the Bank Secrecy Act and its implementing regulation.

Bankruptcy Code

Under the Bankruptcy Code, a lender is prohibited by the automatic stay, reorganization plan and discharge provisions, among others, in seeking enforcement of debts against parties who have filed for bankruptcy protection. The lender’s rights to repossess a vehicle subject to a loan in bankruptcy are also restricted. Our policies are designed to support compliance with the Bankruptcy Code for both secured and unsecured loans as we service both.

Real Estate Settlement Procedures Act

The Real Estate Settlement Procedures Act, or RESPA, and Regulation X, its implementing regulation, requires lenders and servicers of home loans to provide borrowers with pertinent and timely disclosures regarding the nature and costs of the real estate settlement process. RESPA also prohibits specific practices, such as kickbacks, and places limitations upon the use of escrow accounts. It further requires disclosures for mortgage escrow accounts at closing and annually thereafter, itemizing the charges to be paid by the borrower and what is paid out of the account by the servicer. Prior to referring a consumer to an affiliate, RESPA requires the person making each referral to provide each person to whom business is referred an Affiliated Business Arrangement Disclosure Statement. Our policies are designed to support compliance with the provisions of RESPA that apply to our HELOC product.

State Lending Regulations

State Privacy Laws

We are also subject to state privacy and security laws and regulations that apply to certain personal information that we collect or otherwise process, including the California Consumer Privacy Act, or CCPA, the Oregon Consumer Privacy Act and the New York Department of Financial Services Cybersecurity Regulation. In addition, various federal, state and local legislatures and regulators have enacted or otherwise implemented data security breach notification requirements that are applicable to us.

State Usury Limitations

Upstart is not a lender other than for the purchase of retail installment contracts and for HELOCs originated by one of our subsidiaries. For these programs, transactions are governed by the state lending laws in which the transaction occurs. Personal loans originated on our platform are otherwise made by state- or federally chartered banks and credit unions. With respect to lending partners covered by Section 521 of the Depository Institution Deregulation and Monetary Control Act of 1980, or DIDMCA (for state-chartered, FDIC-insured lenders), or Section 85 of the National Bank Act, or NBA (for national banks), these lending partners are permitted to “export” interest rates and certain fees considered to be “interest” under federal law from the state where the lender is located for all loans originated by such lender, regardless of the usury limitations imposed by the state law of the borrower’s residence, unless, with respect to state-chartered banks, the borrower’s state has chosen to opt out of the exportation regime. Federal case law interpreting such provisions (including interpretations of the NBA under Tiffany v. National Bank of Missouri and Marquette National Bank of Minneapolis v. First Omaha Service Corporation) and relevant regulatory guidance (including FDIC advisory opinion 92-47) support this exportation right. There are comparable permissions for federally chartered credit unions under the Federal Credit Union Act.

State Consumer Protection Laws

Many states have consumer protection laws or laws that are analogous to the federal laws noted above, including TILA, TCPA and GLBA. The loans originated on our platform by our lending partners may be subject to state laws and regulations that impose requirements related to loan disclosures and terms, credit discrimination, credit reporting, debt collection, and unfair or deceptive business practices. The retail installment contracts we purchase and HELOCs are subject to state laws and regulations that impose requirements on contract disclosures and terms, credit discrimination, credit reporting, debt collection and repossession, and unfair or deceptive business practices. Our ongoing compliance program seeks to comply with these requirements.

State Licensing/Registration

We hold licenses, registrations, and similar filings so that we can conduct business, including providing referral services and origination assistance to lenders on our platform and servicing and collecting loans, and purchasing retail installment contracts, and originating HELOCs, in all states and the District of Columbia where products are offered and our activities require such licensure, registration or filing. With respect to our securitization trusts, we have a national bank that serves as our owner trustee and is itself exempt from licensure.
Licenses granted to Upstart by state regulatory agencies are subject to periodic renewal. In addition, as the product offerings of Upstart or our lending partners change, as states enact new licensing requirements or amend existing licensing laws or regulations, or as states regulators or courts adjust their interpretations of licensing statutes and regulations, we may be required to obtain additional licenses or face additional requirements under current licenses. To that end, we have a small number of applications submitted and pending to obtain additional licenses, particularly with respect to obtaining additional authorization to engage in home lending and the purchase of retail installment contracts. We are also typically required to complete an annual report (or its equivalent) to each state’s regulator for licenses we hold in that state. Those licenses also subject us to the supervisory and examination authority of state regulators.

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

Investment Advisers Act

The Investment Advisers Act of 1940, as amended, or IAA, contains substantive legal requirements that regulate the manner in which “investment advisers” are permitted to conduct their business activities. We believe that our business consists of providing a platform for consumer lending and loan financing for which investment adviser registration and regulation does not apply under applicable federal or state law, and do not believe that we or any of our subsidiaries are required to register as an investment adviser with either the SEC or any of the various states.

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

Intellectual Property

We protect our intellectual property through a combination of patents, trademarks, domain names, copyrights and trade secrets, as well as through contractual provisions, our information security infrastructure and restrictions on access to or use of our proprietary technology. As of December 31, 2024, we had four patents issued and four patent applications in the United States related to our proprietary risk model and data engineering. We may file additional patent applications or pursue additional patent protection in the future to the extent we believe it will be beneficial.

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

Culture and Workforce

We have built a very special company culture at Upstart. Building the best place for top talent to do great work has been a priority for us from day one. We have received best place to work awards in both our San Mateo and Columbus locations. As our business continues recovering from the macro-economic challenges we encountered over the last couple of years, our employees remain engaged and inspired by our mission; retention of our top talent is as high as it has been since we went public in 2020.
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

Culture

The Upstart culture is central to our talent advantage and we have carefully and thoughtfully built it as we have grown. Equity and inclusion underpin everything we do in the people programs we build. From our compensation practices to how we think about talent management and team development to the perks and benefits we invest in, each decision we make and every strategy we build is considered with the lens of ensuring we create a culture that inspires the best work from all employees, and fairly and equitably rewards results from everyone.

Upstart employees are also passionate about building an environment that works for all. Over the last few years, we have invested heavily in growing our employee resource groups, and currently have nine employee led organizations designed to support employees in communities that matter to them. This includes our African American Employee Network, Catalyst (for our LGBTQ2IA+ community), Unidos, APU (for Asian American Upstarters), and most recently, a Veterans ERG, along with more than 20 clubs and special interest groups.
Digital First Approach

A few years ago, we shifted our talent location strategy to one that focused on “digital” work first. Employees in eligible roles (which comprise the majority of our full-time roles) can work from anywhere in the United States, including in one of our five offices in Austin, Texas; Columbus, Ohio; New York, New York; or San Mateo, California. However, to ensure we continue to build relationships and capture the magic of those innovative, in-person “aha” moments, we also provide travel and onsite budgets to ensure teams can come together regularly. We believe the benefits of in-office work can be captured in just a few well-considered days together, so this flexible approach provides Upstart the best of all worlds: in-person collaboration and team building as well as access to diverse talent all over the country.

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

As of December 31, 2024, we had 1,193 full-time employees. We also engage temporary employees, contractors and consultants as needed to support our operations. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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
•If we are unable to manage the risks associated with the Upstart Macro Index (UMI), which we introduced in 2023 and which does not have a long history or proven track record, our credibility, reputation, business, financial condition and results of operations could be adversely affected.
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

•Our loan funding arrangements with institutional investors, securitization programs and warehouse credit facilities expose us to certain risks, and if we fail to successfully manage such risks, it may result in the reduced supply of loan funding capital or require us to seek more costly or less efficient financing for our marketplace.
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
•We are continuing to introduce and develop new loan products and services, and if these products and services are not successful or we are unable to manage the related risks, our growth prospects, business, financial, condition and results of operations could be adversely affected.
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

Uncertainty, volatility and negative trends in general economic conditions historically have created a difficult operating environment for our industry. Many factors, including factors that are beyond our control, have impacted and will continue to impact our business, financial condition and results of operations by affecting the supply of capital to our marketplace from our lending partners and institutional investors, the demand by borrowers for Upstart-powered loans, and borrowers’ ability and willingness to repay their loans. These factors include, but are not limited to, interest rates, inflation, personal savings rates, U.S. politics (including state and federal elections, changes in presidential and gubernatorial administrations and related impact to policy), fiscal and monetary policies, unemployment levels, disruptions in the banking sector, lower consumer confidence, reduced consumer discretionary spending, conditions in the housing market, immigration policies, gas prices, energy costs, government shutdowns, trade wars and delays in tax refunds, as well as events such as natural disasters, acts of war, geopolitical conflicts, terrorism, catastrophes and pandemics. If any of these factors negatively affect borrowers, lending partners or institutional investors, or if we are unable to mitigate the risks associated with them, our business, financial condition and results of operations could be adversely affected.

In recent years, the United States experienced historically high levels of inflation. In response, the government implemented policy interventions. The U.S. Federal Reserve raised interest rates eleven times in 2022 and 2023. While the goal was to curb inflation, these interventions may have had, and could continue to have, broad macroeconomic implications, including contributing to an economic downturn, higher unemployment rates or disruptions to the banking sector. While the U.S. Federal Reserve lowered interest rates in the second half of 2024 in response to indications of lower inflation levels, the timing of additional interest rate cuts, if any, is uncertain.

The current macroeconomic environment and resulting uncertainty and volatility have had, and could continue to have, several effects on our business and results of operations, including, among other things:

•a decrease in loan origination volume;
•a reduction in loan funding from lending partners and institutional investors;
•a reduction in liquidity in the capital markets;
•lower approval rates for, and acceptance of loan offers by, applicants;
•increased utilization of our balance sheet to purchase Upstart-powered loans;
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

We offer consumer loans on our marketplace, and many consumers that come to our marketplace have poor, limited or no credit history. Such consumers have historically been, and may in the future be, disproportionately affected by adverse macroeconomic conditions. Inflation, higher interest rates, availability of government assistance programs, unemployment, bankruptcy, government interventions, such as stimulus measures, major medical expenses, divorce or death may affect borrowers’ ability or willingness to borrow or make payments on loans. Macroeconomic changes have in the past and may in the future negatively impact borrowers’ ability and willingness to borrow and make repayments. For more information, see the risk factors titled “—If we are unable to approve significant number of borrowers for loans through our marketplace, our growth prospects, business, financial condition and results of operations would be adversely affected.”

During an economic down cycle, there is a greater risk that borrowers will not make payments on loans. Also, borrowers may not prioritize repayment of unsecured personal loans over loans that are secured by necessities, for example, mortgages, home equity loans or auto loans. Higher interest rates often lead to higher payment obligations, which may reduce the ability of borrowers to remain current on their obligations. These factors may lead to increased delinquencies, defaults and bankruptcies declared by borrowers, resulting in more charge-offs and fewer recoveries, all of which have had, and could continue to have, a material adverse effect on the credit performance of loans facilitated on our marketplace and our business. For example, the vintages of core personal loans that originated in the first quarter of 2021 through the first quarter of 2024 are forecasted to underperform relative to the target returns set at the time of loan origination. When a borrower defaults on a loan, it increases our costs to service the loan. Because default rates have been higher than expected, it has negatively impacted, and may continue to negatively impact, demand by our lending partners to originate loans, and institutional investors to fund loans, facilitated through our marketplace. Any sustained decline in applicant approvability or acceptance of loan offers or loan origination volume, or any increase in delinquencies or defaults by borrowers beyond our expectation, would harm our business, financial condition and results of operations.

If we are unable to maintain diverse and resilient loan funding to our marketplace from institutional investors or successfully manage risks associated with committed capital and other co-investment arrangements, our growth prospects, business, financial condition and results of operations could be adversely affected.

Our business depends on sourcing and maintaining diverse and resilient loan funding from institutional investors to our marketplace. The institutional investors provide loan funding to our marketplace by purchasing whole loans, pass-through certificates and asset-backed securities. Out of the total principal of loan originations facilitated on our marketplace during the year ended December 31, 2024, 65% were purchased by institutional investors. The availability and capacity of loan funding from institutional investors depend on many factors that are outside of our control, such as economic and market conditions, interest rates, liquidity in the capital markets and regulatory requirements or restrictions, which are subject to change. While we have experienced funding constraints since 2022 due to the macroeconomic environment, we believe the market sentiment from institutional investors has started to improve and we have since increased loan funding capacity. We cannot be sure that the existing funding sources will continue to be available, or any new funding source will become available, on commercially reasonable terms or at all. Decreased funding from institutional investors has negatively impacted our business in the past, and may negatively impact us in the future. Any sustained decline in investor demand for Upstart-powered loans or securities secured by such loans for any reason, including due to adverse economic conditions or due to any increase in delinquencies, defaults or losses beyond our expectation, may adversely affect our financial results.

A significant portion of our loan funding from institutional investors comes from committed capital and other co-investment arrangements. These arrangements may include terms that provide downside risk protection, subject to certain limits and conditions. In particular, we have agreed to compensate certain investors, subject to a limit, if credit performance on the loans under these arrangements deviates from our initial expectations and, subject to certain conditions, if we are unable to sell the minimum required volume of loans to our committed capital providers. As such, if the loans do not perform as expected due to unexpected shifts in borrower behaviors, ability to pay or otherwise, if we have a decrease in borrower demand for Upstart-powered loans, or if our models’ expectation for credit performance is inaccurate for any reason, our financial results could be adversely impacted. As of December 31, 2024, our maximum exposure to losses under these committed capital and other co-investment arrangements was approximately $459.3 million. This amount has grown from $98.5 million as of December 31, 2023, as we have entered into more committed capital and other co-investment arrangements. As the amount of our maximum exposure to losses under these arrangements grows and may continue to grow in the future, risks associated with committed capital and other co-investment arrangements could have a greater impact on our business, financial condition and results of operations. Committed capital and other co-investment arrangements have negatively impacted our financial results through unfavorable fair value adjustments and may continue to do so in the future. We may also experience declines in revenue and transaction volume if existing committed capital or other capital arrangements do not provide funding on the agreed upon terms or we fail to secure additional committed capital or other capital arrangements in the future on commercially reasonable terms or at all. Moreover, the capital arrangements that we have recently entered into during a high interest rate environment, such as the committed capital and other co-investment arrangements, may become more costly if interest rates continue to fall and the terms of such arrangements remain in place. Despite our efforts, we may continue to experience funding constraints and cannot be certain if any measures we have taken, such as committed capital or other co-investment arrangements, or will take to address or mitigate the effects of funding constraints, will be sufficient or successful. In the event of funding constraints, we may not be able to maintain our current loan origination volume without incurring substantially higher funding costs, agreeing to terms that are not favorable to us or relying on our balance sheet to support funding, each of which could adversely affect our business, financial condition and results of operations.

We cannot be certain about the level of investor demand for securitizations. Events of default or breaches of financial, performance or other covenants, or worse than expected performance of certain pools of loans underpinning our asset-backed securitizations, debt facilities or other structured and unstructured transactions, have limited in the past and could limit our access to funding from institutional investors. For example, the loans originated in 2021 through 2023 that were included in our asset-backed securitizations have underperformed relative to their expected target returns at the time of origination, resulting in negative rating agency actions in several of our asset-based securitizations.

If we are unable to continue to improve our AI models or if our AI models contain errors or are otherwise ineffective, our growth prospects, business, financial condition and results of operations would be adversely affected.

Our ability to attract potential borrowers, and thus increase loan originations on our marketplace, depends in large part on our ability to effectively evaluate the creditworthiness of borrowers and likelihood of default and, based on that evaluation, offer competitively priced loans. Our overall operating efficiency and margins further depend in part on our ability to maintain a high degree of automation in our application process and achieve incremental improvements in the degree of automation. If our AI models fail to adequately predict the creditworthiness of borrowers and the likelihood of default due to the design of our models or programming or any other errors or inaccuracies, and our AI models do not detect or account for such errors or inaccuracies, or any of the other components of our credit decisioning process fails, there could be higher than forecasted losses on Upstart-powered loans. Any of the foregoing could result in sub-optimally priced loans or incorrect approvals or denials of loans, any of which may lead to lower demand by borrowers and reduce loan originations and our revenue. Moreover, in addition to reduced borrower demand, higher than expected losses on Upstart-powered loans could further harm our ability to attract lending partners and/or capital to our marketplace. Our lending partners and institutional investors may decide to limit their funding or reduce the number of loans or types of loans they originate or fund if they experience higher than expected losses due to underperformance of the loans. The underperformance of Upstart-powered loans as compared to the expectations set by our AI models can have a negative impact on our financial results, as while subject to certain limits, we are obligated in certain arrangements to provide downside risk protection to our capital partners and compensate them for any deviation in expected credit performance of the loans sold in connection with the committed capital and other co-investment arrangements. It may also hinder our ability to increase the size of, or enter into new, debt facilities or other financing arrangements.

Our AI models also target, optimize or predict other aspects of the lending process, such as borrower acquisition, fraud detection, default timing, loan stacking and prepayment timing. Our continued improvements to such models have allowed us to facilitate loans inexpensively and virtually instantly, with a high degree of consumer satisfaction while maintaining loan performance. However, such applications of our AI models may prove to be less predictive than we expect, or than they have been in the past, for a variety of reasons, including inaccurate assumptions or other errors made in constructing such models, incorrect interpretations of the results of such models and failure to update model assumptions and parameters in a timely manner. It is also possible that the instant approval process on our marketplace makes us a target for certain borrowers who intend to accumulate as much debt as quickly as possible without regard for the viability of repayment. Additionally, such models may not be able to effectively account for matters that are inherently difficult to predict and beyond our control, such as macroeconomic conditions, credit market volatility and interest rate fluctuations, which often involve complex interactions between a number of dependent and independent variables and factors. Material errors or inaccuracies in such AI models could lead us to make inaccurate or sub-optimal operational or strategic decisions, which could adversely affect our business, financial condition and results of operations.

If our AI models do not accurately reflect the impact of economic conditions on borrowers’ credit risk in a timely manner, the performance of Upstart-powered loans may be worse than anticipated and our AI models may be perceived as ineffective.

The performance of loans facilitated through our marketplace is significantly dependent on the effectiveness of our proprietary AI models used to evaluate a borrower’s credit profile and likelihood of default. Our AI models have not been extensively tested during different types of economic downturns or recessions. Even if credit decisions take into account macroeconomic conditions, there is no assurance that our AI models can accurately predict loan performance during periods of adverse economic conditions or quickly respond to changing economic conditions. If our AI models are unable to accurately reflect the credit risk of loans under such economic conditions, we, our lending partners and our institutional investors would experience greater than expected losses on such loans, which would harm our reputation and erode the trust we have built with our lending partners and institutional investors. We have experienced and may continue to experience high delinquency rates and underperformance of loans originated using our AI models in recent periods. For example, the quarterly vintages of core personal loans that originated in the first quarter of 2021 through the first quarter of 2024 are forecasted to underperform relative to the target returns set at the time of loan origination. The fair value of the loans on our balance sheet has declined and may continue to decline. Our business, financial condition and results of operations can continue to be adversely affected if our AI models are not able to accurately and timely assess the impact of macroeconomic conditions on the performance and default rates of loans facilitated through our marketplace.

If we are unable to approve a significant number of borrowers for loans through our marketplace, our growth prospects, business, financial condition and results of operations would be adversely affected.

The vast majority of our revenue comes from platform and referral fees and servicing fees on loans facilitated through our marketplace. Growing our revenue from fees depends in significant part on our ability to increase the transaction volume of consumer loans on our marketplace. To serve more consumer demand for credit and increase transaction volume on our marketplace, we must have an adequate supply of capital from lending partners and institutional investors, we must drive sufficient demand from potential borrowers seeking loans, and the borrowers must satisfy the requirements for approval established by our models and our lending partners.

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

In the current macroeconomic environment with elevated costs of borrowing and risks associated with consumer credit, the pool of qualified borrowers has become smaller, and fewer applicants have received or accepted loan offers on our marketplace than they have in the past. Approving more borrowers can also be limited as we have historically held the maximum annual percentage rate of Upstart-powered loans to 35.99% or less due to regulatory reasons. Moreover, loan terms have become less borrower-friendly in the current environment with higher interest rates, and we have experienced an overall decrease in borrower demand. These factors have and may continue to negatively affect transaction volume on our marketplace and therefore our revenue. If we are not able to maintain or increase transaction volume on our marketplace, or attract and retain qualified borrowers, our growth prospects, business, financial condition and results of operations would be adversely affected.

If our existing lending partners cease or limit their participation in our marketplace or if we are unable to attract new lending partners to our marketplace, our business, financial condition and results of operations will be adversely affected.

Our success depends in significant part on the participation of our lending partners in our marketplace. In the year ended December 31, 2024, 83% of our total revenue was generated from platform, referral and servicing fees that we receive from our lending partners. Our lending partners also provide loan funding to our marketplace by retaining a significant portion of the loans facilitated through our marketplace. Out of the total principal of loan originations facilitated on our marketplace during the year ended December 31, 2024, 25% were retained by our lending partners. If we are unable to keep existing lending partners or attract new lending partners to our marketplace, or if we are unable to maintain or increase the portion of loans retained by the lending partners, our financial performance could suffer.

Our lending partners may suspend, limit or cease their participation in our marketplace for a number of reasons. While lending partners’ loan funding to our marketplace has started to improve, we have experienced a reduction of loan originations by lending partners in the past due to disruptions in the banking sector and adverse macroeconomic conditions. If our lending partners suspend, limit or cease their operations or terminate their relationships with us, the number of loans facilitated through our marketplace will decrease and our revenue will be adversely affected. Moreover, new lending partners may find our sales and onboarding process to be long and unpredictable. If we are unable to timely onboard our lending partners, or if our lending partners are not willing to work with us to complete an onboarding process, our results of operations could be adversely affected.

We enter into a separate agreement with each of our lending partners. Our agreements with our lending partners are nonexclusive and may contain minimum fee amounts. Our lending partners could decide to stop working with us, ask to modify their agreement terms in a cost prohibitive manner when their agreement is up for renewal or enter into exclusive or more favorable relationships with our competitors. In addition, federal or state regulators may require that they terminate or otherwise limit their business with us, or impose regulatory pressure limiting their ability to do business with us. See the risk factors titled “—Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations” and “—The CFPB has sometimes taken expansive views of its authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other agency could impact our business” for more information. Moreover, we could in the future have disagreements or disputes with any of our lending partners, which could negatively impact or threaten our relationship with them. In our agreements with lending partners, we make certain representations and warranties and covenants concerning our compliance with specific policies of a lending partner, certain procedures and guidelines related to laws and regulations applicable to our lending partners, as well as the services to be provided by us. If those representations and warranties were not accurate when made or if we fail to perform a covenant, we may be liable for any resulting damages, including potentially any losses associated with impacted loans, and our reputation and ability to continue to attract new lending partners would be adversely affected. Additionally, our lending partners may engage in mergers, acquisitions or consolidations with each other, our competitors or with third parties, any of which could be disruptive to our existing and prospective relationships with our lending partners. If we fail to maintain or grow the number of lending partners, our business, financial condition and results of operations could be adversely affected.
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

If we are unable to manage the risks associated with the Upstart Macro Index (UMI), which we introduced in 2023 and which does not have a long history or proven track record, our credibility, reputation, business, financial condition and results of operations could be adversely affected.

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

For the year ended December 31, 2024, we incurred a net loss of $128.6 million. We have expended, and intend to continue to expend, significant funds to develop and improve our proprietary AI models, attract additional borrowers to our marketplace, enhance the features and overall user experience on our platform, expand loan product offerings and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We have incurred, and expect to incur in the future, significant losses for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses would prevent us from being profitable. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

If we are unable to manage risks associated with the loans on our balance sheet, our business, financial condition and results of operations may be adversely affected.

We have held more Upstart-powered loans on our balance sheet in recent years and may continue to do so in the future. We have used, and may continue to use, our balance sheet to support our research and development activities for new loan products and borrower segments. In addition to research and development activities, we have used and may continue to use our balance sheet to purchase Upstart-powered loans from lending partners to address fluctuations in supply and demand in our marketplace and periodically sell these loans to institutional investors prior to their maturity. Out of the total principal of loan originations facilitated on our marketplace during the year ended December 31, 2024, 10% were held on our balance sheet. As of December 31, 2024, we held $703.4 million of loans on our balance sheet, excluding loans held in consolidated securitization. We hold loans on our balance sheet at fair value and estimate fair value using a discounted cash flow methodology. An increase in the market interest rates reduces the fair value of loans held on our balance sheet by increasing the discount rate used to determine fair value under the discounted cash flow methodology. Currently, we are in a high interest rate environment. The high interest rates have negatively affected the fair value of loans held on our balance sheet and may continue to do so in the future. In addition, for these loans and any future loans to be held on our balance sheet, we bear the credit risk in the event of borrower default. Our exposure to rising borrower default rates and their volatility has increased, and may continue to increase, as we hold more Upstart-powered loans on our balance sheet. The R&D loans make up a substantial portion of the loans held on our balance sheet and are generally more risky and more likely to default than the core personal loans.

At times, the default rates and charge-offs for these loans have been higher than expected for certain loan categories, and consequently, we had to make unfavorable fair value adjustments to the loans on our balance sheet. Unfavorable fair value adjustments have negatively impacted our revenue in the past, and if we experience higher than expected default rates or the loans otherwise fail to perform as expected, we would need to make unfavorable fair value adjustments in the future, which would negatively impact our revenue. It is also possible that we may recognize a loss if we sell the loans held on our balance sheet, such as the R&D loans, at an unfavorable price. Furthermore, a portion of our revenue is interest income derived from the loans held on our balance sheet, and if we increase the amount of loans held on our balance sheet, we become more dependent on interest income as a source of revenue and become more vulnerable to credit risk and borrower defaults associated with these loans. From a liquidity perspective, a growing amount of loans on our balance sheet increases our liquidity risk. We cannot be certain whether we will be able to sell loans currently on our balance sheet, or any future loans to be put on our balance sheet, on commercially reasonable terms or at all. If we are unable to do so, it is possible that our ability to meet our operational needs and obligations may be disrupted. Moreover, the use of our balance sheet diverts financial resources from other uses, such as improving our products and services, which could have an adverse effect on our results of operations.

Our revenue growth rate and financial performance in the past may not be indicative of future performance.

We grew rapidly in the past, and our historical revenue growth rate and financial performance may not be indicative of our future performance. Our revenue for any previous quarterly or annual periods should not be relied upon as any indication of our revenue or revenue growth in the future. Our revenue may decline in the future for a number of reasons, which may include: adverse macroeconomic conditions, changing interest rates, slowing demand for or reduced funding through our lending marketplace, sales of loans held on our balance sheet at a loss, losses from our committed capital and co-investment arrangements with institutional capital partners, increasing competition, credit market volatility, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities.

We believe our growth was driven in large part by our AI models and our continued improvements to our AI models. Future incremental improvements to our AI models may not lead to the same level of growth as they did in the past. In addition, we believe our past growth was driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. We expect the Percentage of Loans Fully Automated to level off and remain relatively stable in the long term. However, the expansion of loan offerings on our platform beyond unsecured personal loans, such as auto financing and home equity lines of credit, may cause fluctuations of such percentage from period to period depending on the loan offering mix. As a result of these factors, our revenue may further decline, and our financial performance may continue to be adversely affected.

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
•changes in laws and regulations, or interpretations of such laws and regulations, that impact our business; and
•changes in the competitive dynamics of our industry, including consolidation among competitors or the development of competitive products by larger well-funded incumbents.

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

We have facilitated securitizations, and may in the future facilitate additional securitizations, of Upstart-powered loans to allow our institutional investors, certain lending partners and/or ourselves to liquidate or finance such loans through the asset-backed securities markets or through other capital markets products. In asset-backed securities transactions, we sell and convey pools of loans to a special purpose entity, or SPE. We likewise fund certain loans on our balance sheet by selling loans to warehouse trust SPEs and drawing on the associated warehouse credit facilities. Each securitization SPE issues notes and/or certificates pursuant to the terms of indentures and trust agreements. In the case of the warehouse credit facilities, the warehouse trust SPE borrows money from banks pursuant to credit and security agreements. The securities issued by the SPEs in asset-backed securitization transactions and the lines of credit borrowed by the warehouse SPEs are each secured by the pool of loans owned by the applicable SPE. We, our institutional investors who have purchased whole loans or pass-through certificates, and/or our lending partners contribute loans to the SPE and in exchange, receive cash and/or securities representing debt and/or equity interests in such SPE.

When we are the sole sponsor of securitizations, we are required under Regulation RR to retain at least five percent of the credit risk in such transactions for a specific period of time, depending on the type of asset that is securitized. We have in the past and may choose in the future to retain additional securities, such as notes or certificates, issued in asset-backed securitization transactions we sponsor or facilitate. The certificates represent residual equity interests in the SPEs and are subordinated to the notes and thus are exposed to greater credit risk. In 2023 and 2024, we acted as a sole retaining sponsor to asset-backed securitizations and, in one instance, retained not only the securities required for risk retention purposes under Regulation RR, but also additional residual equity interests, exposing us to greater credit risk. The securities we retain may lose value, including becoming worthless. In the future, we may retain securities issued as part of our securitizations beyond risk retention requirements again. In addition, other matters, such as capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities or increasing competition from other issuers of asset-backed securities, could negatively impact our business by decreasing institutional investor demand for securities issued through our securitization transactions. In addition, compliance with certain regulatory requirements, including the

Dodd-Frank Act, the Investment Company Act of 1940, as amended, or the Investment Company Act, the so-called “Volcker Rule,” and states licensing requirement changes to include SPEs, may affect the type of securitizations that we are able to complete.

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

The servicing fees generated by our loan servicing activities for the loans sold to institutional investors and contributed to asset-based securitizations and pass-through certificate transactions also represent a material portion of our earnings. There is no assurance that our institutional investors will continue to purchase loans or securities (either through whole loan sales, asset-backed securities, pass-through certificate issuances or other direct or indirect purchase arrangements) or that they will continue to purchase loans in transactions that generate the same spreads and/or fees that we have historically obtained. During the year ended December 31, 2024, we sold loans that had been originated in an earlier, lower interest rate environment. We recognized losses on these sales which reduced our revenue. As we purchase and hold more loans on our balance sheet, our business, financial condition and results of operations could be adversely affected, including further reductions in revenue. Factors that may affect demand by institutional investors for Upstart-powered loans include:

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
•the actual or perceived credit performance of loan products offered through our marketplace;
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

In connection with our committed capital and other co-investment arrangements, we have agreed to compensate our loan buyers/co-investors, subject to a limit, if credit performance on the loans deviates from expectations. As of December 31, 2024, our maximum exposure to losses under these committed capital and other co-investment arrangements was approximately $459.3 million. See “Note 4. Beneficial Interests” for more information. Committed capital and other co-investment arrangements could negatively impact our financial results. We may also experience declines in revenue and loan volume if existing committed capital or other co-investment arrangements do not provide funding on the agreed upon terms or we fail to secure additional committed capital or other capital arrangements on commercially reasonable terms, or at all.

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

Our top three lending partners originate a significant portion of loans on our marketplace. In the year ended December 31, 2024, our top three lending partners collectively originated 82% of the Transaction Volume, Number of Loans and accounted for 63% of our total revenue. There are no minimum commitments for our lending partners to originate any volume of loans under our agreements. If our top three lending partners were to suspend, limit or cease their operations or otherwise terminate their relationship with us, our business, financial condition and results of operations would be adversely affected. As of December 31, 2024, we had more than 100 lending partners participating on our marketplace, and we continue to expand our lending partnerships to new participants. If we are unable to continue to increase the participation by other lending partners on our marketplace, we will continue to be reliant on a small number of lending partners for a significant portion of loan originations and revenue, which could harm our business.

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

We believe maintaining a strong brand and trustworthy reputation is critical to our success and our ability to attract borrowers to our marketplace, attract new lending partners, maintain diverse and resilient loan funding and sustain good relations with regulators. Factors that affect our brand and reputation include: perceptions of AI, our industry and our company, including the quality and reliability of our AI lending marketplace; the accuracy of our AI models; characterizations of our company due to our novel business model; perceptions regarding the application of AI to consumer lending specifically and that algorithmic-based lending is inherently biased; perceptions of rate exportation and the bank partnership model; the reputation of the vehicle dealerships with which we partner; loan funding to our marketplace; changes to the Upstart marketplace; our ability to effectively manage and resolve borrower complaints; collection practices; privacy and data security practices; litigation, such as class action and shareholder derivative lawsuits described in “Legal” section under “Note 12. Commitments and Contingencies”; regulatory activity; and the overall user experience of our marketplace. Negative publicity or negative public perception of these factors, even if inaccurate, could adversely affect our brand and reputation.

For example, consumer advocacy groups, state legislatures, politicians and certain government and media reports have advocated governmental action to prohibit or severely restrict consumer loan arrangements where banks contract with a third-party platform such as ours to provide origination assistance services to bank customers. Such criticism has frequently been levied in the context of high-interest “payday” loans, although other entities operating programs through which loans similar to Upstart-powered loans are originated have also faced criticism. In addition, some state legislatures are now challenging the right of state-chartered banks to export their home-state rates to other states by proposing, threatening to propose, or passing laws that opt out of the federal Depository Institution Deregulation Monetary Control Act, or DIDMCA. Opting out purportedly prevents out-of-state, state-chartered banks from exporting the rates from their home state for loans made to residents of the state that opted out. Iowa opted out of DIDMCA in the 1980s and in 2023, Colorado passed a law to opt out. The Colorado law is currently subject to an injunction that prevents enforcement, pending outcome of litigation regarding the effectiveness of such opt out. The high-interest loans that have been subject to more frequent criticism and challenge are fundamentally different from Upstart-powered consumer loans in many ways, including that Upstart-powered loans typically have lower interest rates and longer terms, and are not refinanced. In particular, interest rates of Upstart-powered consumer loans have always been and are currently less than 36% APR, as compared to the triple-digit interest rates of many payday or small dollar loans that have been subject to such criticism. However, states that are addressing their marketplace lending and rate exportation concerns through legislation may impact our marketplace if the state rate limit is below 36%. Where that happens, our state-chartered lending partners may need to scale back lending on our marketplace to comply with state laws or may terminate their participation in our marketplace, leading to a reduction in origination volume. These challenges to the marketplace lending model could also negatively impact demand for Upstart-powered loans, our ability to attract new lending partners, our ability to attract loan funding to our marketplace or reduce the number of potential borrowers to our marketplace. Any of the foregoing could adversely affect our results of operations and financial condition.

Any negative publicity or public perception of Upstart-powered loans or other similar consumer loans or the consumer lending services we provide may also result in us being subject to more restrictive laws and regulations and potential investigations and enforcement actions. For example, some unfair or deceptive practices by vehicle dealerships can be attributed to us as a purchaser of retail installment contracts under the FTC Holder Rule, which allows a vehicle purchaser to bring any claim it has against the dealership against the current holder of the retail installment contract. Borrowers may complain about our data sharing practices, even though such practices are described in our privacy policy and comply with applicable laws and regulations. In addition, regulators may decide they are no longer supportive of our AI lending marketplace if there is enough negative perception surrounding the use of AI or the bank partnership model. We may also become subject to lawsuits, including class action lawsuits, or other challenges such as government enforcement or arbitration, against our lending partners or us for loans originated by our lending partners on our marketplace, loans we service or have serviced, loans we hold for sale or investment on our balance sheet, or retail installment contracts we have purchased. If there are changes in the laws or in the interpretation or enforcement of existing laws affecting consumer loans similar to those offered on our marketplace, or our marketing and servicing of such loans, or if we become subject to such lawsuits, our business, financial condition and results of operations would be adversely affected.

AI and related technologies are subject to public debate and heightened regulatory scrutiny. Although policy prerogatives of the Consumer Financial Protection Bureau (“CFPB”) may change with the recent change in the U.S. presidential administration, the CFPB previously indicated that AI was a regulatory hot topic for the agency, including the use of complex credit scoring models as part of the loan underwriting process. The agency previously took several steps to increase regulatory scrutiny of financial technology companies that rely on AI. In April 2023, the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the CFPB, and the Equal Employment Opportunity Commission (“EEOC”) released a joint statement on AI demonstrating their interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. The Congressional Research Service released a report on April 3, 2024 on the use of AI and machine learning in financial services, noting that financial industry policymakers face competing pressures of providing beneficial technology and avoiding any consumer harm from such technology. In addition, recently, the SEC cautioned companies against “AI washing” and took enforcement actions against companies for their claims about the use of AI in their products and services. In June 2024, the Treasury Department also issued a request for information seeking public comments on the use of AI in the financial services sector and the opportunities and risks presented by developments and applications of AI within the sector. In August 2024, the CFPB also responded to a Department of Treasury Request For Information regarding the use of AI in financial services, reinforcing their expectation that companies using emerging technologies including AI comply with existing consumer protection laws and regulations. States have also started to regulate the use of AI, with Colorado passing the first comprehensive AI bill in June 2024. That same month, Colorado passed its AI Act, creating duties for developers of AI and persons using AI to use reasonable care to protect consumers from any known or reasonably foreseeable risks of algorithmic discrimination arising from the use of "high-risk AI systems”. California attempted to pass a similar law, but was not successful. Other states have begun proposing and passing legislation addressing the use of AI and automated decision making, and we expect the number of states with similar legislation to grow. Any negative publicity or negative public perception of AI could negatively impact demand for our AI lending marketplace, hinder our ability to attract new lending partners or slow the rate at which lending partners adopt our AI lending marketplace. From time to time, certain advocacy groups have made claims that unlawful or unethical discriminatory effects may result from the use of AI technology by various companies, including ours. Such claims, whether or not accurate, and whether or not concerning us or our AI lending marketplace, may harm our ability to attract prospective borrowers to our marketplace, retain existing and attract new lending partners and achieve regulatory acceptance of our business.

In 2020, we entered into an agreement with the NAACP Legal Defense Education Fund (the “LDF”), and the Student Borrower Protection Center (the “SBPC”), to participate in fair lending reviews of our AI underwriting models by an independent third-party firm, Relman Colfax LLC (“Relman”). The fair lending testing was designed to determine if our AI underwriting models have caused or resulted in a disparate impact on any protected class, and if so, whether there are any alternative, less discriminatory practices that could be employed without sacrificing the models’ predictiveness. In March 2024, following a number of quantitative assessments and prior reports, Relman published a final report that summarized developments during the monitorship as well as industry fair lending recommendations. The Relman final report marked the conclusion of our agreement with the LDF and the SBPC and the fair lending reviews by Relman. If the conclusion of the Relman monitorship or any of the final report’s findings are viewed negatively for any reason, our brand and reputation and the overall market acceptance of, and trust in, our AI lending marketplace could suffer, and we could be subject to increased regulatory and litigation risk. In addition, the publication of information arising from our agreement with the LDF and the SBPC, including the reports published by Relman, could lead to additional regulatory scrutiny for us or our lending partners.

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

We are subject to numerous laws and regulations at a federal, state and local level, that are aimed at providing consumer protections in the financial services industry. This body of laws and regulations applicable to our business is complex, evolving and subject to varying interpretations, in many cases due to the lack of specificity regarding the application of AI and related technologies to the already highly regulated consumer lending industry or to changing sentiments about the bank partnership model. As a result, the application of such laws and regulations in practice may change or develop over time as more products are offered on our marketplace, and through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.

New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and the emergence of AI and related technologies. Recent financial, political and other events, including disruptions in the banking sector, may increase the level of regulatory scrutiny on financial technology companies. As we expand our business into new markets, introduce new financial products and services, and as we continue to improve and evolve our AI models, additional regulatory requirements will apply. In some cases, state licenses are required based on our business operations and regulatory bodies could reject our applications for licenses or deny renewals, delay or impede our ability to operate, charge us fees or levy fines or penalties, commence investigations or inquiries into our business practices, or otherwise disrupt our ability to operate our AI lending marketplace, any of which could adversely affect our business, financial condition and results of operations. We may also face additional regulatory scrutiny or supervision at a federal level. For example, in February 2024 and again in December 2024, the CFPB exercised a previously dormant provision of Dodd Frank to establish supervisory authority over non-bank entities based on its belief such entities posed risk to consumers. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices.

Federal and state regulators have also focused on eliminating or regulating “junk fees”, which are often not well defined. The CFPB has identified the fees associated with the sale of ancillary products in connection with financing the purchase of an auto as having the potential to be unfair or deceptive. More recently, the FTC finalized a rule on junk fees and narrowed the scope of the industries covered to exclude financial services. However, the increased focus on fees in the financial services space by federal and state regulators will likely continue. Should any of the fees charged to borrowers on loans obtained through our marketplace be deemed unfair or deceptive, such fees may be subject to refund or deemed uncollectable.

The CFPB has the ability to regulate and investigate our business activity and has increased their activity and scrutiny in the financial services industry in recent years. The CFPB has issued several rules, interpretive statements and guidance documents that could impact our business practices including, but not limited to, a September 2023 circular on compliance obligations under the Equal Credit Opportunity Act (“ECOA”) for companies that rely on complex algorithms when making credit decisions, a June 2023 rule requiring registration of nonbank entities that receive a final order or judgment, and a circular that criticized the use of boilerplate language in consumer agreements where such language would be unlawful if enforced against the particular consumer agreeing to the contract. It has also issued several supervisory highlights focusing on various aspects of consumer lending, such as credit reporting, servicing and repossession activities in the auto lending space. The CFPB previously issued an interpretive rule expanding states’ authority to enforce requirements of federal consumer financial laws. In October 2024 the CFPB finalized its Opening Banking Rule to provide consumers greater rights over their personal financial data. In December 2024, the CFPB proposed a rule that makes significant revisions to Regulation V, which implements the Fair Credit Reporting Act (“FCRA”) and imposes new obligations and limitations on entities that collect, sell or share consumer information with third parties. However, in January 2025, the new U.S. presidential administration issued an executive order to halt all activity on the CFPB’s pending and proposed rules, including the proposed changes to Regulation V. Due to the changing nature of the regulatory environment and uncertainty about the priorities and direction of the CFPB under the new U.S. presidential administration, we cannot be certain how the regulatory environment may impact our business.

State regulators have also increased the level of regulatory scrutiny on financial technology companies and the bank partnership model. Massachusetts recently used its unfair, deceptive or abusive acts or practices (“UDAAP”) law to find that a fintech company that partnered with a federally insured, state-chartered bank to offer loans in the state was the “true lender” of the loans, and required the fintech company to permanently cease all business in Massachusetts. A recent alert from the Ohio banking regulator announced a change in the regulator’s opinion that the small loan license is now required for fintech companies to broker loans to their bank partners. Increased scrutiny of bank partnership arrangements continues, as states codify laws to determine who is the true lender for certain loans with the goal of regulating either the non-bank partner or limiting the rate that can be charged and/or collected. Moreover, the OCC, FDIC, and the Board of Governors of the Federal Reserve System issued joint guidance indicating they intend to use their supervisory authority through examinations to review bank third-party relationships with financial technology companies to identify business practices that could pose a risk of potential consumer harm. Should the agencies review our program and identify any such risks or issue consent orders against any of our lending partners, it could impact the viability of the bank partnership model or require additional actions by us and the lending partner to mitigate risks identified.

While we have been proactively working with the federal government and state regulatory bodies to ensure that our AI lending marketplace and other services are in compliance with applicable laws and regulations, we can provide no assurance that we will not be subject to any regulatory actions. For example, the CFPB issued Upstart the no-action letters, which provided that the CFPB, after a detailed review of Upstart’s fair lending program, did not recommend any supervisory or enforcement action against Upstart for a violation of the ECOA. However, in June 2022, at our request, the no-action letter was terminated so that we can keep our models accurate and updated during a period of significant economic change. As a result, we can provide no assurance that the CFPB or any other federal or state regulator will not take supervisory or enforcement action against us in the future.

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

Our success depends in part on our loan servicing and collection efforts. In the year ended December 31, 2024, 21% of our revenue from fees, net was generated from loan servicing fees. The vast majority of Upstart-powered loans are not secured by any collateral, and none are guaranteed or insured by any third party or backed by any governmental authority. As a result, we are limited in our ability to collect on such loans on behalf of our lending partners and institutional investors if a borrower is unwilling or unable to repay them. Where the loan is secured by an automobile, for our auto product, or home, for our HELOC product, we could still be limited in our ability to collect on the loan if we cannot secure the automobile or home. The ability to collect on the loans is largely dependent on the borrower’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including, but not limited to, unemployment, divorce, death, illness, bankruptcy or the economic or social factors beyond personal circumstances of a borrower. In addition, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. It is possible that a higher percentage of consumers will seek protection under bankruptcy or debtor relief laws as a result of the current inflationary environment, the possibility of a recession and market volatility. Federal, state, or other restrictions could impair our ability to collect amounts owed and due on the loans facilitated through our marketplace, reduce income received from the loans facilitated through our marketplace, or negatively affect our business, financial condition and results of operations.

We began conducting first-party collection activities for our lending partners in the fourth quarter of 2022 for loans facilitated through our marketplace. We do not have extensive experience conducting first-party or in-house collection activities, and we cannot be certain that we will be able to effectively manage risks associated with such activities. In addition to first-party collection activities, we partner with third-parties, including collection agencies, to collect on loans we service for our lending partners. In late 2024, we partnered with a third party to begin, for the first time, pursuing litigation as a strategy to collect from certain delinquent borrowers who demonstrate an ability but not a willingness to repay. If Upstart or the third-parties with whom we work on collections do not perform as expected or if we or these third parties act unprofessionally or otherwise cause harm to borrowers of Upstart-powered loans, our brand and reputation could be harmed and our ability to attract potential borrowers to our marketplace could be negatively impacted. For example, during periods of increased delinquencies caused by economic downturns or otherwise, it is important that we and collection agencies we use are proactive and consistent in contacting a borrower to bring a delinquent balance current and ultimately avoid the loan becoming charged off. If we or the third parties we work with are unable to maintain a high quality of service, or fulfill the servicing and collection obligations due to resource constraints, it could result in increased delinquencies and charge-offs on the loans, which could decrease fees payable to us, cause our lending partners to decrease their demand for Upstart-powered loans, erode trust in our lending marketplace or increase the costs of loan funding for our marketplace. If we fail to successfully address any of the foregoing risks associated with our collection activities, our business, financial condition and results of operations could be adversely affected.

We are the loan servicer for most loans facilitated through our marketplace, including the loans that are sold as part of whole loan sales, contributed to asset-backed securitizations and pass-through certificate transactions, and pledged in connection with warehouse credit facilities. Loan servicing is a highly manual process and an intensely regulated activity. Errors in our servicing activities, including payment collection and charge-off processes, or failures to comply with our servicing obligations, have in the past and could in the future affect our internal and external reporting of the loans that we service, adversely affect our business and reputation and expose us to liability to borrowers, lending partners or institutional investors. In addition, we charge our loan holders a fixed percentage servicing fee based on the outstanding balance of loans serviced. If we fail to efficiently service or collect on such loans and the costs incurred exceed the servicing fee charged, our results of operations would be adversely affected. Moreover, the laws and regulations governing these activities, including licensing obligations and requirements, are subject to change. For institutional investors that are statutory trusts, there is now additional risk based on a court decision in the United States Court of Appeals for the Third Circuit, where the CFPB recently obtained a favorable decision that it has enforcement authority over these trusts when the trusts engage in providing financial products or services, such as using third parties to collect on delinquent debts. Overall, if we are unable to comply with such laws and regulations governing servicing activities, we could lose one or more of our licenses or authorizations, become subject to greater scrutiny by regulatory agencies or become subject to sanctions or litigation, which may have an adverse effect on our ability to perform our servicing obligations or make our marketplace available to borrowers in particular states. Any of the foregoing could adversely affect our business, financial condition and results of operations.

While auto loans issued through our lending marketplace or retail installment contracts we purchase from automobile dealerships are secured by collateral, auto loans are inherently risky, as they are secured by assets that may be difficult to locate and can depreciate rapidly. We generally begin the repossession process for auto loans that become 60 days past due. We have engaged a third-party auto repossession vendor to handle all repossession activity. Following a repossession, if a borrower fails to redeem their vehicle or reinstate their loan agreement, whichever is required by law, the repossessed vehicle is sold at an auction and the proceeds are applied to the unpaid balance of the loan and related expenses. If the proceeds do not cover the unpaid balance of the loan and any related expenses permitted to be charged, and we are unable to recover the deficiency balance from the borrower, where permitted, the deficiency would be charged-off. Further, if a vehicle cannot be located, repossession and sale of the vehicle would not be possible and the outstanding loan balance may not be recovered. A significant number of delinquencies and charge-offs could decrease fees collectable by us, cause our lending partners to reduce loan originations, erode trust in our lending marketplace and lead to an increase in the costs of loan funding for our marketplace.

Additionally, if such repossession vendors do not perform consistent with agreements entered into with us, or if vendors act unprofessionally or otherwise cause harm to borrowers of Upstart-powered loans, our brand and reputation could be harmed and our ability to attract potential borrowers to our marketplace could be negatively impacted. We may also become subject to regulatory scrutiny and potential litigation based on the conduct of our repossession vendors.

Substantially all of our revenue is derived from a single loan product, and we are thus particularly susceptible to fluctuations in the unsecured personal loan market.

The vast majority of loan originations currently facilitated through our marketplace are unsecured personal loans. While the market for unsecured personal loans has grown rapidly in recent years, it is unclear to what extent such market will continue to grow, if at all. A wide variety of factors could impact the market for unsecured personal loans, including macroeconomic conditions, competition, regulatory developments and other developments in the credit market. Our success will depend in part on the continued growth of the unsecured personal loan market, and if such market does not grow or grows more slowly than we expect, our business, financial condition and results of operations could be adversely affected.

In order to preserve and expand our relationships with lending partners and institutional investors, it may become important for us to be able to offer a wider variety of products than we currently provide. We are also susceptible to competitors that may intentionally underprice their loan products, even if such pricing practices lead to losses. Such practices by competitors would negatively affect the overall demand for loans facilitated through our marketplace.

Further, because personal loans are unsecured, there is a risk that borrowers will not prioritize repayment of such loans, particularly in any economic down-cycle. To the extent borrowers have or incur other indebtedness that is secured, such as a mortgage, a home equity line of credit or an auto loan, borrowers may choose to repay those obligations before repaying their unsecured Upstart-powered personal loans. In addition, borrowers may not view Upstart-powered loans, originated through an online lending marketplace, as having the same significance as other credit obligations arising under more traditional circumstances, such as loans directly from banks or other commercial financial institutions. Any of the foregoing could lead to higher default rates and decreased demand by our lending partners and institutional investors to fund loans facilitated through our marketplace, which would adversely affect our business, financial condition and results of operations.

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

Our sales and onboarding process with new lending partners can be long, vary widely and generally takes approximately two to twelve months. As a result, revenues and results of operations may vary significantly from period to period. Prospective lending partners are often cautious in making decisions to implement our platform and related services because of the risk management alignment and regulatory uncertainties related to their use of our AI models, including their oversight, model governance and fair lending compliance obligations associated with using such models. In addition, prospective lending partners undertake an extensive diligence review of our platform, compliance and servicing activities before choosing to partner with us. Further, the implementation of our AI models often involve shifts by the lending partner to a new software platform or changes in their operational procedures, which may involve significant time and expense to implement. Delays in onboarding new lending partners can also arise while prospective lending partners complete their internal procedures to approve expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which new lending partners will begin using our platform and the volume of fees we will receive, which can lead to fluctuations in our revenues and results of operations.

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

We cannot be sure that we will be able to develop, commercially market and achieve market acceptance of any new products and services. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually derived from these new products and services. It is also possible that such investment of resources may need to be delayed or deferred, as was the case with respect to the small business loan product when we decided to suspend its development in January

2023 due to the adverse macroeconomic conditions affecting our business at that time. We may also have difficulty with securing adequate loan funding, either from lending partners or from institutional investors, for new loan products and services, and if we are unable to do so, our ability to develop and grow these new offerings and services will be impaired. If the profile of borrowers using any new products and services is different from that of those currently served by the existing loan products offered through our marketplace, our AI models may not be able to accurately evaluate the credit risk of such borrowers, and we may not be able to obtain loan funding for new products and services on commercially reasonable terms, or at all. Moreover, it is possible that a new product in its development stage has a higher level of delinquencies or defaults than a more established product as our AI models calibrate to a potentially different set of data. Failure to accurately predict demand or growth with respect to our new products and services could have an adverse impact on our reputation and business, and there is always risk that new products and services will be unprofitable, will increase our costs, decrease operating margins or take longer than anticipated to achieve target margins. In addition, any new products or services may raise new and potentially complex regulatory compliance obligations, which would increase our costs and may cause us to change our business in unexpected ways. Further, our development efforts with respect to these initiatives could distract management from current operations and will divert capital and other resources from our existing business. If we are unable to effectively manage the foregoing risks, our growth prospects, business, financial condition and results of operations could be adversely affected.

Misconduct and errors by our employees, former employees, vendors, or service providers could harm our reputation and subject us to significant legal liability.

We operate in an industry in which integrity and the confidence of our borrowers and lending partners is of critical importance. Our business depends on our employees, vendors, and service providers to process a large number of increasingly complex transactions, including transactions that involve significant dollar amounts and loan transactions that involve the use and disclosure of sensitive personal and business information. We are thus exposed to the risk of misconduct and errors by our employees, vendors, and other service providers that could adversely affect our business, including employees, vendors, or service providers taking, converting, or misusing funds, documents, or data, or failing to follow applicable laws and regulations or our internal policies or protocol when interacting with consumers and borrowers. It is not always possible to identify and deter misconduct or errors by employees, vendors, or service providers, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses. There have been numerous highly-publicized cases of fraud and other misconduct by financial services industry employees. We have experienced employee misconduct and may continue to do so in the future. Depending on the severity, any illegal, improper, or suspicious activity or other misconduct by our employees, vendors or service providers could result in serious harm to our reputation, financial condition, relationships with lending partners and borrowers, and our ability to attract new lending partners or borrowers. We could also be subject to civil or criminal liability as a result of actions by our employees, vendors or service providers. Any of these occurrences could result in our diminished ability to operate our business, inability to attract future borrowers or lending partners, reputational damage, regulatory intervention, and financial harm, which could negatively impact our business, results of operations, financial condition, and future prospects.

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

Consumer lending is a vast and competitive market, and we compete to varying degrees with all other sources of consumer credit. This can include banks, non-bank lenders, retail-based lenders and other financial technology lending platforms. Because personal loans often serve as a replacement for credit cards, we also compete with the convenience and ubiquity that credit cards and buy now, pay later products represent. Many of our competitors operate with different business models, such as lending-as-a-service, have different funding sources, have different cost structures or regulatory obligations, or participate selectively in different market segments. They may ultimately prove more successful or more adaptable to new regulatory, economic, technological and other developments, including utilizing new data sources or credit models. We may also face competition from banks or companies that have not previously competed in the consumer lending market, including companies with access to vast amounts of consumer-related information that could be used in the development of their own credit risk models. Our current or potential competitors may be better at developing new products due to their large and experienced data science and engineering teams, who are able to respond more quickly to new technologies. Many of our current or potential competitors have significantly more resources, such as financial, technical and marketing resources, than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms and distribution channels.

We face competition in a variety of areas. Our competitors may have longer operating histories, lower commercial financing costs or costs of capital, more extensive borrower bases, more diversified products and borrower bases, operational efficiencies, a better user experience, more versatile or extensive technology platforms, greater brand recognition and brand loyalty, broader borrower and partner relationships, more extensive and/or a more diversified loan funding institutional investor bases, greater capacity to fund loans through their balance sheets, and more extensive product and service offerings . Furthermore, our existing and potential competitors may decide to modify their pricing and business models to compete more directly with us. Our ability to compete will also be affected by our ability to provide our lending partners with a commensurate or more extensive suite of loan products than those offered by our competitors. In addition, current or potential competitors, including financial technology lending platforms and existing or potential lending partners, may also acquire or form strategic alliances with one another, which could result in our competitors being able to offer more competitive loan terms due to their access to lower-cost capital. Such acquisitions or strategic alliances among our competitors or potential competitors could also make our competitors more adaptable to a rapidly evolving regulatory environment. To stay competitive, we may need to increase our regulatory compliance expenditures or our ability to compete may be adversely affected.

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

Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated. High profile fraudulent activity also could negatively impact our brand and reputation. We are subject to the risk of fraudulent activity associated with borrowers and third parties handling borrower information and, in limited situations, we cover certain fraud losses of our lending partners and institutional investors. For example, in the third quarter of 2021 and the first quarter of 2022, we experienced temporary increases in fraudulent activity. Fraud rates could also increase in a down-cycle economy. We have experienced employee misconduct in the past and continue to be subject to risk of fraudulent activity associated with our own employees. We use several identity and fraud detection tools, including tools provided by third-party vendors and our proprietary AI models, to predict and otherwise validate or authenticate applicant-reported data and data derived from third-party sources. If such efforts are insufficient to accurately detect and prevent fraud, the level of fraud-related losses of Upstart-powered loans could increase, which would decrease confidence in our AI lending marketplace and have a negative impact on our financial condition and operating results. It is also possible that fraud perpetrators target our marketplace because of the high degree of automation in our credit decision process where borrowers can be approved instantly. In addition, our lending partners, institutional investors or we may not be able to recover amounts disbursed on loans made in connection with inaccurate statements, omissions of fact or fraud, which could erode the trust in our brand and negatively impact our ability to attract new lending partners and institutional investors to our marketplace.

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

Competition is high for skilled personnel, including engineering and data analytics personnel, particularly in the San Francisco Bay Area where our headquarters is located. While we have transitioned to a Digital First work model which allows us to recruit nationwide, we have experienced, and expect to continue to face, some difficulty identifying and hiring qualified personnel, especially as we pursue our growth strategy. We may not be able to hire or retain such personnel at compensation or flexibility levels consistent with our existing compensation and salary structure and policies. We periodically review our compensation levels to ensure they remain competitive and have increased them when we believe market conditions warrant it. However, we may need to further increase our existing compensation levels in response to competition, rising inflation or labor shortages, which would increase our operating costs and reduce our margins. Many of the companies with which we compete for experienced employees have greater resources and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment. The recent significant volatility in the price of our stock may have adversely contributed to, and in the future may affect, our ability to attract or retain highly skilled technical, financial and marketing personnel.

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

We are increasingly dependent on data, information systems, services and infrastructure to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including personal information, credit information and other sensitive data of borrowers and potential borrowers. It is critical that we do so in a manner designed to maintain the confidentiality, security and integrity of such sensitive information. We also have arrangements in place with certain of our third-party vendors that require us to share consumer information in order for the vendor to provide its services. We have outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may in turn subcontract or outsource some of their responsibilities to other parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, are large and complex, with many points of entry and access.

While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems that house sensitive information make such systems potentially vulnerable to unintentional or malicious, internal and external attacks. Any vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, lending partners, institutional investors, or by malicious threat actors. While we continuously mature our security controls to address the evolving threat landscape, such measures will not provide absolute security, and remediation efforts may not be successful. Cybersecurity attacks in the financial services industry are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. These risks may be heightened in connection with geopolitical conflicts. In addition to the extraction of sensitive information, cyber attacks could result in compromising the integrity or availability of our information systems, products and services or infrastructure to operate our business and the confidentiality of our and borrowers’ data. Such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means. The prevalent use of mobile devices increases the risk of data security incidents. Further, our Digital First working environment could increase the risks of security breaches and incidents as more of our employees are accessing our services and infrastructure remotely, reducing physical and social security controls on employee monitoring.

We also face indirect technology, cybersecurity and operational risks relating to the borrowers, lending partners, institutional investors, vendors and other third parties with whom we do business or upon whom we rely on to facilitate or enable our business activities. Security breaches and attacks on our information systems and infrastructure or those of our business partners may cause interruptions to the services we provide, degrade the user experience of our products and services, cause our customers, borrowers or business partners to lose confidence and trust in us, or harm our transaction volume, revenue or future growth prospects. Significant disruptions to information technology systems or other security incidents within our company, our lending partners and dealerships, or third parties that we or they do business with could adversely affect our business operations and result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive consumer or employee information, which could result in financial, legal, regulatory, business and reputational harm to us. When security breaches, incidents or attacks impact information systems of third parties, we may not always have control over security measures or responses to such events. For example, a mid-2024 cyber attack on CDK Global, a third-party vendor that provides customer relationship management and deal management services solutions to dealerships, temporarily disrupted dealership operations nationwide. While we promptly implemented workaround solutions to support our dealer partners and thus the business impact to our company was minimal, the dealers were impacted in their ability to make sales and provide auto loans. Our use of AI technology may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI technology may be used in connection with certain types of cybersecurity attacks, resulting in heightened risks of security breaches and incidents.

Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we, our business partners or any third parties that we rely on to operate our business may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal information. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity following a breach, which may cause borrowers and potential borrowers to lose confidence in the effectiveness of our security measures for our products and enterprise. Any security breach or incident, whether actual or perceived, would harm our reputation and ability to attract new borrowers to our marketplace.

Like other financial and technology services firms, we have been and continue to be the subject of actual or attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, and cyber-attacks that could obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, distributed denial of service attacks, data breaches and other infiltration, exfiltration or other similar events. Any event that leads to unauthorized access, use or disclosure of personal information or other sensitive information that we or our vendors maintain, including our own proprietary business information and sensitive information such as personal information regarding borrowers or any security compromises in our industry or industries that we rely on to conduct our business, whether actual or perceived, or information technology system disruptions could interrupt our business or operations, harm our reputation, erode borrower confidence, negatively affect our ability to attract new borrowers, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our business and results of operations.

Security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. There can be no assurance that our security measures intended to protect our services and infrastructure will successfully prevent service interruptions or security incidents. We cannot provide any assurance that security vulnerabilities will not arise in the future as we continue to expand the features and functionalities of our platform and introduce new loan products on our platform, and we expect to continue investing substantially to protect against security vulnerabilities and incidents.

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

We rely on our proprietary AI models, which are statistical models built using a variety of data-sets. Our AI models rely on a wide variety of data sources, including data collected from applicants and borrowers, credit bureau data, and our credit experience gained through monitoring the payment performance of borrowers over time. The CFPB recently issued a final rule on “open banking” and protection of personal financial data rights that would give consumers certain rights in deciding how financial institutions and companies like us can use and transfer consumer personal financial data, and also includes additional restrictions and requirements on companies that use such data. The CFPB also issued a proposed rule on Regulation V, which implements the FCRA, which, if not withdrawn, could limit our use of data. If we are unable to access and use data collected from applicants and borrowers, data received from credit bureaus, repayment data collected as part of our loan servicing activities, or any other data for our AI models, or our access to such data is limited, our ability to accurately evaluate potential borrowers, detect fraud and verify applicant data would be compromised. Any of the foregoing could negatively impact the accuracy of our pricing, the degree of automation in our loan application process and the volume of loans facilitated on our marketplace. In addition, if we were required to share unique data we collect from applicants and borrowers with third parties, that could lessen Upstart’s competitive advantage.

Third-party data sources on which we rely include the consumer reporting agencies regulated by the CFPB and other alternative data sources. Such data is electronically obtained from third parties and used, for example, in our AI models to price applicants and in our fraud models to verify the accuracy of applicant-reported information. Data from national credit bureaus and other consumer reporting agencies, as well as other information that we receive from third parties about an applicant or borrower, may be inaccurate or may not accurately reflect the applicant or borrower’s creditworthiness for a variety of reasons, including inaccurate reporting by creditors to the credit bureaus, errors, staleness or incompleteness. Loan applicants’ credit scores may not reflect such applicants’ actual creditworthiness because the credit scores or data underlying those credit scores may be outdated, incomplete or inaccurate. Although regulatory protections, such as ECOA and the FCRA, are in place to afford consumers the right to dispute inaccuracies and despite the fact that we use numerous third-party data sources and multiple credit factors within our proprietary models, which helps mitigate this risk, it does not eliminate the risk of an inaccurate individual report.

Further, although we attempt to verify the income, employment and education information provided by applicants, we cannot guarantee the accuracy of applicant information. Our fraud models rely in part on data we receive from a number of third-party verification vendors, data collected from applicants, and our experience gained through monitoring the performance of borrowers over time. Information provided by applicants may be incomplete, inaccurate or intentionally false. Applicants may also misrepresent their intentions for the use of loan proceeds. We do not verify or confirm any statements by applicants as to how loan proceeds are to be used after loan funding, although borrowers agree that they will use the funds for household or personal use. If an applicant supplied false, misleading or inaccurate information and our fraud detection processes do not flag the application, repayments on the corresponding loan may be lower, in some cases significantly lower, than expected, leading to losses for the lending partner or institutional investor.

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

In our asset-backed securitizations, pass-through certificate transactions, warehouse credit facilities, whole loan sale arrangements and other commercial transactions, we make numerous representations and warranties concerning the characteristics of the Upstart-powered loans sold and transferred in connection with such transactions, including representations and warranties that the loans meet the eligibility requirements of those facilities and of institutional investors. If those representations and warranties were not accurate when made and are not timely cured or incurable, we may be required to repurchase the underlying loans. Failure to repurchase such loans could constitute a default or termination event under the agreements governing our various arrangements or transactions and could require us to indemnify certain financing parties. Through December 31, 2024, the number of repurchased Upstart-powered loans as a result of inaccurate representations and warranties represents less than 1% of all Upstart-powered loans. While only a small number of Upstart-powered loans have been historically repurchased by us, there can be no assurance that we would have adequate cash or other qualifying assets available to make such repurchases if and when required. Such repurchases could be limited in scope, relating to small pools of loans, or significant in scope, across multiple pools of loans. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, our business, financial condition and results of operations could be adversely affected. In addition, a high volume of repurchases due to a breach of such representations and warranties could have an adverse impact on our reputation as a loan seller and servicer.

Borrowers may prepay a loan at any time without penalty, which could reduce our servicing fees and deter our lending partners and institutional investors from investing in loans facilitated through our lending marketplace.

A borrower may decide to prepay all or a portion of the outstanding principal amount on a loan at any time without penalty. If the entire outstanding unpaid principal amount of a loan is prepaid, we would not receive a servicing fee, or we would receive significantly less servicing fees for such prepaid loan. Our AI models are designed to predict prepayment rates, but prepayment may occur for a variety of reasons. If a significant volume of prepayments occur that our AI models do not accurately predict, the amount of our revenue from servicing fees would decline and returns targeted by our lending partners and institutional investors would be adversely affected, which would harm our business and results or operations and our ability to attract new lending partners and institutional investors.

Our marketing efforts and brand promotion activities may not be effective.

Promoting awareness of our AI lending marketplace is important to our ability to grow our business, attract new lending partners, increase the number of potential borrowers on our marketplace and attract institutional investors to our marketplace. We believe that the importance of brand recognition will increase as competition in the consumer lending industry expands. For example, because some of our lending partners have adopted our lending partner-branded version of our AI lending marketplace through their own websites, potential borrowers may not be aware they are experiencing our AI lending marketplace, which may hinder recognition of our brand. Successful promotion of our brand will depend largely on the effectiveness of marketing efforts and the overall user experience of our lending partners and potential borrowers on the Upstart marketplace. The marketing channels that we employ may also become more crowded and saturated by other lending platforms, which may decrease the effectiveness of our marketing campaigns and increase borrower acquisition costs. Also, the methodologies, policies and regulations applicable to marketing channels may change. For example, the the CFPB has proposed a rule that limits how data brokers can share consumer information and that prohibits secondary use of data, including for targeted marketing. Similarly, internet search engines could revise their methodologies, which could adversely affect borrower volume from organic ranking and paid search. Search engines may also implement policies that restrict the ability of companies such as us to advertise their services and products, which could prevent us from appearing in a favorable location or any location in the organic rankings or paid search results when certain search terms are used by the consumer.

Our brand promotion activities may not yield increased revenues. If we fail to successfully build trust in our AI lending marketplace and the performance and predictability of Upstart-powered loans, we may lose existing lending partners and institutional investors to our competitors or be unable to attract new lending partners and institutional investors, which in turn would harm our business, results of operations and financial condition. Even if our marketing efforts result in increased revenue, we may be unable to recover our marketing costs through increases in loan volume, which could result in a higher borrower acquisition cost per account. Any increases due to greater marketing expenditures, could have an adverse effect on our business, financial condition and results of operations.

Unfavorable outcomes in legal proceedings may harm our business and results of operations.

We are, and may in the future become, subject to lawsuits by governmental agencies or private parties , other claims, examinations, investigations, enforcement actions, legal and administrative cases and proceedings, whether civil or criminal, all of which may affect our results of operations. These claims, lawsuits, and proceedings could involve, and in some cases have involved, labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret, and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, alleged federal and state securities and “blue sky” law violations or other investor claims, and other matters. For example, we are a defendant in a number of securities class action and other related lawsuits. See the “Legal” section under “Note 12. Commitments and Contingencies” and the risk factor titled “—The trading price of our common stock may be volatile, and you could lose all or part of your investment” for more information.

In addition, due to the consumer-oriented nature of our business and the application of certain laws and regulations, participants in our industry are regularly named as defendants in litigation alleging violations of federal and state laws and regulations, including consumer protection laws . The CFPB recently issued a final rule that would require non-bank entities like us to report any public orders related to violations of consumer protection laws in a registry that will be made available to the general public, potentially increasing litigation and regulatory scrutiny.

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

See also the risk factors titled “—If loans originated by our lending partners were found to violate the laws of one or more states, whether at origination or after sale by the lending partner, loans facilitated through our marketplace may be unenforceable or otherwise impaired, we or other program participants may be subject to, among other things, fines and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations” and “—We have been in the past and may in the future be subject to federal and state regulatory inquiries regarding our business” for more information.

If we were subject to such litigation or enforcement, then any unfavorable results of pending or future legal proceedings may result in contractual damages, usury related claims, fines, penalties, injunctions, the unenforceability, rescission or other impairment of loans originated through our marketplace or other censure that could have an adverse effect on our business, results of operations and financial condition. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.

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

Our success will depend, in part, on our ability to grow our business. In some circumstances, we may determine to do so through the acquisition of, or investments in, complementary businesses and technologies rather than through internal development. For example, in 2021, we completed the acquisition of Prodigy, a provider of automotive retail software. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. In the future, we may acquire assets or businesses. The risks we face in connection with acquisitions include:

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

Our failure to address these risks or other problems encountered in connection with any future acquisitions and strategic investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, or cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition.

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

The long-term effects of climate change on the global economy and our industry in particular are unclear; however, we recognize that there are inherent climate-related risks wherever business is conducted. Either of our headquarters may be vulnerable to the adverse effects of climate change. Our headquarters is located in the San Francisco Bay Area, a region that is prone to seismic activity and has experienced and may continue to experience, climate-related events and at an increasing rate. Examples include but are not limited to drought and water scarcity, warmer temperatures, wildfires and air quality impacts and power shut-offs associated with wildfire prevention. The increasing intensity of drought throughout California and annual periods of wildfire danger increase the probability of planned power outages. Our office in Columbus, Ohio is a region at higher risk for extreme winter weather, including blizzards. Although we maintain a disaster response plan and insurance, such events could disrupt our business, the business of our lending partners or third-party suppliers, and may cause us to experience losses and additional costs to maintain and resume operations. We may not maintain sufficient business interruption or property insurance to compensate us for potentially significant losses, including potential harm to our business that may result from interruptions in our ability to provide our financial products and services.

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

Our ability to operate our platform depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively, which would allow competitors to duplicate our AI models or AI lending marketplace and adversely affect our ability to compete with them. We rely on a combination of copyright, trade secret, patent, trademark laws and other rights, as well as confidentiality procedures, contractual provisions and our information security infrastructure to protect our proprietary technology, processes and other intellectual property. While we have, as of December 31, 2024, four patents granted and four patent applications pending in the United States related to our proprietary risk model and data engineering, we have limited patent protection and our patent applications may not be successful. A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

Our proprietary technology, including our AI models, may actually or may be alleged to infringe upon third-party intellectual property rights, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. If we are unsuccessful, such claims or litigation could result in a requirement that we pay significant damages or licensing fees, or we could in some circumstances be required to make changes to our business to avoid such infringement, which would negatively impact our financial performance. We may also be obligated to indemnify parties, cease using the technology or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

In the event of a system outage or other event resulting in data loss or corruption, our ability to process loan applications, service loans or otherwise facilitate loans through our marketplace would be adversely affected. We also rely on facilities, components, and services supplied by third parties, including data center facilities, cloud storage services and national consumer reporting agencies to process loan applications, service loans and otherwise facilitate loans through our marketplace. We host our AI lending platform using Amazon Web Services, or AWS, a provider of cloud infrastructure services. In the event that our AWS service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity or damage to AWS data centers, we could experience interruptions in access to our platform as well as delays and additional expense in the event we must secure alternative cloud infrastructure services. For a large portion of borrowers’ data used in our AI lending marketplace, we obtain borrowers’ data from national consumer reporting agencies, such as TransUnion, and rely on their services in order to process loan applications for our lending partners. Any interference or disruption of our technology and underlying infrastructure or our use of third-party services could adversely affect our relationships with our lending partners and institutional investors, and the overall user experience of our marketplace. Depending on the type and severity of any such disruption, we could be exposed to litigation and regulatory risk. For example, a cybersecurity incident could result in the exposure of consumer data triggering remedial measures, notification requirements, as well as litigation and regulatory exposure. Also, as our business grows, we may be required to expand and improve the capacity, capability and reliability of our infrastructure. If we are not able to effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and infrastructure to reliably support our business, our business, financial condition and results of operations could be adversely affected.

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

Our employees and contractors use generative AI technologies in connection with their performance of services and, as with many developing technologies, generative AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. While we have policies and processes in place to protect against it, we face the risk of security threats from employee or contractor errors (such as unauthorized use of third party generative AI technologies in job functions, our products, or in the operation of our business) or malfeasance in connection with generative AI technologies. Even authorized use of generative AI technologies by our employees or contractors may generate content, including software code, that appears facially correct but is factually inaccurate or flawed or contains security vulnerabilities. Our customers, employees, or others may rely on or use such factually incorrect or flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. Further, security vulnerabilities introduced by generative AI technologies into our software could expose us to cybersecurity risks. Questions surrounding license rights and liability for infringement in AI technology generally, and generative AI technology specifically, have not been fully addressed by competent legal tribunals or applicable laws or regulations. The use or adoption of third-party AI technology, including generative AI technology, into our products and services and our internal business operations may result in exposure to claims of copyright infringement, other intellectual property-related causes of action, or other potential reputational harms.

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

Such loan aggregators also face litigation and regulatory scrutiny for their part in the consumer lending ecosystem, and as a result, their business models may require fundamental change or may not be sustainable in the future. For example, loan aggregators are increasingly required to be licensed as loan brokers or lead generators in many states, subjecting them to increased regulatory supervision and more stringent business requirements. While we require loan aggregators to make certain disclosures in connection with our lending partners’ offers and restrict how loan aggregators may display such loan offers, loan aggregators may nevertheless alter or even remove these required disclosures without notifying us, which may result in liability to us. Further, we do not have control over any content on loan aggregator websites unrelated to our product, and it is possible that our brand and reputation may be adversely affected by being associated with such content. An unsatisfied borrower could also seek to bring claims against us based on the content presented on a loan aggregator’s website. Such claims could be costly and time-consuming to defend and could distract management’s attention from the operation of the business.

We rely on third-party vendors and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

Our success depends in part on our relationships with third-party vendors. In some cases, third-party vendors are one of a limited number of sources. For example, we rely on national consumer reporting agencies, such as TransUnion, for a large portion of the data used in our AI models. In addition, we rely on third-party verification technologies and services that are critical to our ability to maintain a high level of automation on our platform. In addition, because we are not a bank, we cannot belong to or directly access the ACH payment network. As a result, we rely on one or more banks with access to the ACH payment network to process collections on Upstart-powered loans. Many of our vendor agreements are terminable by either party without penalty and with little notice. If any of our third-party vendors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable time frame. We also rely on other software and services supplied by vendors, such as communications, analytics and software-as-a-service platforms, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

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

We have significant vendors that provide us with a number of services to support our platform. If any third-party vendors fail to comply with applicable laws and regulations or comply with their contractual requirements, including failure to maintain adequate systems addressing privacy and data protection and security, we could be subject to service outages, regulatory enforcement actions, consumer demands and lawsuits and suffer economic and reputational damage to our business. Further, we may incur significant costs to resolve any such disruptions in service or failure to provide contracted services, which could adversely affect our business.

The CFPB and each of the prudential bank regulators that supervise our lending partners have issued guidance stating that institutions under their supervision may be held responsible for the actions of the companies with which they contract. In addition, several state regulators have issued rules that impact how non-banks protect data that is shared by or with third parties, and eight federal regulators recently issued a proposed rule to establish joint standards for collection of information reported to those agencies, including proposed standards for data transmission to the agencies. As a service provider to supervised entities and when subject to state laws on similar topics, we must ensure we have implemented an adequate vendor management program and would have to comply with any data transmission requirements to which our lending partners are subject related to loans our bank partners originated through our marketplace. We or our lending partners could be adversely impacted to the extent we fail to implement a vendor management system that is satisfactory to the CFPB and other regulators or our vendors fail to comply with the legal requirements applicable to the particular products or services being offered. Our use of third-party vendors is subject to increasing regulatory attention.

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

When establishing the interest rates and structures (and the amounts and structures of certain fees constituting interest under federal and state banking laws, such as origination fees, late fees and non-sufficient funds fees) that are charged to borrowers on loans originated through our marketplace, our lending partners rely on authority under federal law to export the interest rate requirements of each lending partner’s home state. Further, we, our securitization vehicles and our institutional investors that purchase Upstart-powered loans originated by our lending partners rely on the ability, as subsequent holders of the loans, to continue charging the interest rates and fee structures and enforce other contractual terms agreed to between the lending partners and the borrowers, as permitted under federal banking laws. The current maximum annual percentage rate of the loans facilitated through our marketplace is 35.99% and in some cases, the maximum rate is lower based on regulatory or legislative action in a particular state. In other states, the interest rates and fee structures of certain Upstart-powered loans exceed the maximum interest rate or may not align with the fee structure permitted for consumer loans applicable to non-bank lenders to borrowers residing in, or that have nexus to, such states. In 2024, several states introduced legislation to opt out of the federal law that allows for the exportation of interest rates by state-chartered banks, which, if passed, would arguably prevent out-of-state banks from exporting their higher interest rates into the states that opted out. Iowa opted out of rate exportation many years ago and more recently, Colorado passed legislation to opt out, although the law is the subject of litigation and is not currently enforceable.

Usury, fee, and disclosure related claims involving Upstart-powered loans may be raised in multiple ways. We or the participants in our marketplace, including lending partners and institutional investors, may face litigation, government enforcement or other challenges, for example, based on claims that our lending partners did not establish loan terms that were permissible in the state they were located or did not correctly identify the home state in which they were located for purposes of interest exportation authority under federal law. Alternatively, we or our institutional investors may face litigation, government enforcement or other challenge, for example, based on claims that rates and fees were lawful at origination and through any period during which the lending partner retained the loan and interests therein, but following the sale of loans, we or other purchasers of the loans, including our institutional investors, are not permitted to enforce the loans pursuant to their contracted-for terms, or that while certain disclosures were not required at origination because the loans were originated by banks, they may be required following the sale of such loans.

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

The scope and validity of the Second Circuit’s Madden decision remain subject to challenge and clarification, including outside of the Second Circuit. For example, the Colorado Administrator of the Colorado Uniform Consumer Credit Code, or the UCCC, reached a settlement with respect to complaints against two online lending platforms whose operations share certain commonalities with ours, including with respect to the role of lending partners originating loans and non-bank purchasers of such loans. The complaints included, among other claims, allegations, grounded in the Second Circuit’s Madden decision, that the rates and fees for certain loans could not be enforced lawfully by non-bank purchasers of bank-originated loans. Under the settlement, the banks and non-bank purchasers committed to, among other things, limit the annual percentage rates, or APR, on loans to Colorado consumers to 36% and take other actions to ensure that the banks were in fact the true lenders. The non-bank purchasers also agreed to obtain and maintain a Colorado lending license. In Colorado, this settlement created a helpful model for what constitutes an acceptable bank partnership model; however, Colorado passed legislation to opt out of the federal law that allows state-chartered banks to export their rates, with such law scheduled to become effective July 1, 2024 but was later subject to an injunction pending the outcome of a legal challenge of the law. Regardless, the settlement may also invite other states to initiate their own actions, and set their own regulatory standards through enforcement.

In addition, in June 2019, private plaintiffs filed class action complaints against multiple traditional credit card securitization programs, including, Petersen, et al. v. Chase Card Funding, LLC, et al., (No. 1:19-cv-00741-LJV-JJM (W.D.N.Y. June 6, 2019)) and Cohen, et al. v. Capital One Funding, LLC et al., (No. 19-03479 (E.D.N.Y. June 12, 2019)). In Petersen, the plaintiffs sought class action status against certain defendants affiliated with a national bank that have acted as special purpose entities in securitization transactions sponsored by the bank. The complaint alleged that the defendants’ acquisition, collection and enforcement of the bank’s credit card receivables violated New York’s civil usury law and that, as in Madden, the defendants, as non-bank entities, are not entitled to the benefit of federal preemption of state usury law. The complaint sought a judgment declaring the receivables unenforceable, monetary damages and other legal and equitable remedies, such as disgorgement of all sums paid in excess of the usury limit. The Cohen case involved a materially similar claim against another national bank. In September 2020, both District Courts dismissed the Peterson and Cohen finding that the usury claims were expressly preempted by the National Bank Act and that a subsequent sale, assignment or transfer of a valid loan (e.g. credit card receivables) did not affect legally permissible interest charged on such loans. The plaintiffs in both cases filed, but ultimately dropped, their appeals of the decision to the second circuit.

As noted above, federal prudential regulators have also taken actions to address the Madden decision. The OCC and FDIC each issued rules in 2020 clarifying that, when a national bank or savings association sells, assigns, or otherwise transfers a loan, interest permissible before the transfer continues to be permissible after the transfer. Both rules were subject to legal challenge, with several states challenging permissible interest rates post-loan transfer on the grounds that the OCC and FDIC exceeded their authority when promulgating those rules. While the court ruled in favor of the OCC and FDIC holding that the agencies did not exceed their statutory authorities when promulgating their “valid when made” rules, there is risk that the OCC and FDIC rules continue to be challenged or are repealed in the future through legislation.

There are factual distinctions between our program and the circumstances addressed in the Second Circuit’s Madden decision, as well as the circumstances in the Colorado UCCC settlement, credit card securitization litigation, and similar cases. As noted above, there are also bases on which the Madden decision’s validity might be subject to challenge or the Madden decision may be addressed by federal regulation or legislation. Nevertheless, there can be no guarantee that a Madden-like claim will not be brought against us, our lending partners or our institutional investors.

By the end of 2024, at least twelve (12) states had or proposed to enact true lender laws. Also known as anti-evasion laws, true lender laws are statutory tests, providing that a non-bank entity is a “lender” subject to certain requirements of the state consumer lending license laws if the entity, among other things: (i) has the predominant economic interest in a loan; (ii) brokers, arranges, or facilitates a loan with a greater rate of interest than is permitted by the state’s lending laws; (iii) brokers, arranges or facilitates a loan and and has the right to purchase the loan; or (iv) based on the totality of the circumstances, appears to be the lender (e.g. operates or controls the credit program). Washington most recently passed a true lender law that became effective June 6, 2024. More states may also institute similar statutory “true lender” tests, which may increase the risk of true lender litigation in certain jurisdictions. More true lender tests may also result in increased usury and licensing risk or an unwillingness by our lending partners or investors to originate or purchase loans in states with these laws. Other states may take different paths to promulgate similar “true lender” restrictions, and if not through a legislative path, impacted parties may have little to no advance notice of new restrictions and compliance obligations (e.g. Massachusetts recently concluded a non-bank entity was the true lender using the state’s unfair and deceptive practices statute)..

If a borrower or any state agency were to successfully bring a claim against us, our lending partners, our securitization vehicles and/or the trustees of such vehicles or our institutional investors that we are the true lender and therefore, violated for a state usury law or fee limitation or state licensing requirement or restriction, we, our lending partners, securitization vehicles and/or trustees or institutional investors may face various commercial and legal repercussions, including that such parties would not receive the total amount of interest expected, and in some cases, may not receive any interest or principal, may hold loans that are void, voidable, rescindable, or otherwise impaired or may be subject to monetary, injunctive or criminal penalties. Were such repercussions to apply to us, we may suffer direct monetary loss or may be a less attractive candidate for lending partners, securitization trustees or institutional investors to enter into or renew relationships; and were such repercussions to apply to our lending partners or institutional investors, such parties could be discouraged from using our marketplace. We may also be subject to payment of damages in situations where we agreed to provide indemnification, as well as fines and penalties assessed by state and federal regulatory agencies.

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

Loans originated though Upstart’s marketplace are originated in reliance on the fact that our lending partners are the “true lenders” for such loans. Their true lender status determines various loan program details, and Upstart-powered loans may involve interest rates and structures (including certain fees and fees structures) permissible at origination because the loan terms and lending practices are set by duly chartered and insured banks or credit unions. Because the loans facilitated by our marketplace are originated by our lending partners, many state consumer financial regulatory requirements, including usury restrictions (other than the restrictions of the state in which a lending partner originating the loans is located) and many licensing requirements and substantive requirements under state consumer credit laws, are inapplicable to the loans, based on principles of federal preemption or express exemptions provided in relevant state laws .

Certain recent litigation and regulatory enforcement has challenged, or is currently challenging, the characterization of bank partners as the “true lender” of loans in connection with programs involving origination and/or servicing relationships between a bank partner and non-bank lending platform or program manager. As noted above, the Colorado Administrator has entered into a settlement agreement with certain banks and non-banks that addresses this true lender issue, such settlement to end in 2025 or under the change to Colorado law to prohibit rate exportation to the state. Other states could also bring lawsuits based on these types of bank-partnership relationships. For example, in June 2020, the Washington, D.C. Attorney General filed a lawsuit against online lender Elevate for allegedly deceptively marketing high-cost loans with interest rates above the District’s usury cap of 24%. The usury claim is based on an allegation that Elevate, and not its partner bank, is the true lender of these loans, and was therefore in violation of the state’s usury laws. This case ultimately settled, with Elevate agreeing to charge rates only up to 24%, instead of rates over 100%, and to refund consumers who were charged rates over what is allowed under Washington, DC law. Similarly, in June 2021, a putative class action lawsuit was filed against the online lender Marlette Funding LLC, alleging that the company, doing business as Best Egg, was the true lender of usurious loans originated though a partnership with Cross River Bank, with a rate of interest in excess of the 6% rate permitted to be charged in Pennsylvania by unlicensed non-banks. Furthermore, in April 2022, Opportunity Financial, LLC (“OppFi”) filed a lawsuit against the California Department of Financial Protection and Innovation to challenge the Department’s application of California usury caps to loans originated on OppFi’s online platform. OppFi argued that the Department was applying a “true lender” test to several loans to California residents that exceeded the applicable California usury limit for small dollar loans, even though such test does not exist in California law. While OppFi received a favorable decision in October 2023 that denied California’s motion for preliminary injunction, in California and other states where OppFi faced legal challenges, the case has not yet been resolved and there is an ongoing risk that government agencies and private plaintiffs will seek to challenge these types of relationships that are similar to our business model. Finally, in June 2024, the Massachusetts Attorney General entered into a settlement with a fintech company it believed to be the true lender of loans originated using the bank partnership model, relying on the state’s UDAAP authority to reach such a conclusion, rather than a state licensing or true lender law.

We note that the OCC issued on October 27, 2020, a final rule to address the “true lender” issue for lending transactions involving a national bank. For certain purposes related to federal banking law, including the ability of a national bank to “export” interest-related requirements from the state from which they lend, the rule would treat a national bank as the “true lender” if it is named as the lender in the loan agreement or funds the loan. However, the rule was subsequently challenged by the Attorneys General from seven states and ultimately repealed by Congress pursuant to the Congressional Review Act on June 30, 2021. Although supported by the FDIC, no similar rule applicable to state-chartered banks was issued by the FDIC, and thus there is no clear federal standard.

While we have taken steps to comply with the safe harbor in the Colorado settlement and other laws, regulations and guidance, we, lending partners, institutional investors, securitization vehicles and other similarly situated parties could become subject to challenges like those presented above, by private actions or by state or federal regulators, and, if so, we could face penalties and/or Upstart-powered loans may be void, voidable or otherwise impaired in a manner that may have adverse effects on our operations (directly, or as a result of adverse impact on our relationships with our lending partners, institutional investors or other commercial counterparties). There have been no formal proceedings against us or indication of any proceedings against us to date, but there can be no assurance that the Colorado Administrator or any other regulator will not make assertions similar to those made in its present actions with respect to the loans facilitated by our marketplace in the future.

We are subject to counterparty risk with respect to the capped call transactions.

The counterparties to the capped call transactions entered into in connection with the 2026 Notes (as defined below) and 2029 Notes (as defined below) are financial institutions, and we are subject to the risk that one or more of the counterparties may default or otherwise fail to perform their obligations under the capped call transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Global economic conditions have in the past resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty to a capped call transaction becomes subject to bankruptcy or other insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under the relevant capped call transaction. Our exposure will depend on many factors but, generally, our exposure will increase to the extent there is an increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default or other failure to perform, or a termination of obligations by a counterparty, we may suffer adverse consequences or experience more dilution with respect to our common stock than anticipated. We can provide no assurance as to the financial stability or viability of any of the counterparties.

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.

In the ordinary course of business, we have been named as a defendant in various legal actions, including class action lawsuits and other litigation. Generally, this litigation arises from the dissatisfaction of a consumer with the products or services offered on our marketplace; some of this litigation, however, has arisen from other matters, including claims of violation of laws related to credit reporting, statements made regarding our business and prospects, collections, and do-not-call requests or restrictions. All such legal actions are inherently unpredictable and, regardless of the merits of the claims, litigation is often expensive, time-consuming, disruptive to our operations and resources, and distracting to management. In addition, certain actions may include claims for indeterminate amounts of damages. Our involvement in any such matter also could cause significant harm to our or our lending partners’ reputations, even if the matters are ultimately determined in our favor. If resolved against us, legal actions could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business.

In addition, a number of participants in the consumer financial services industry have been the subject of putative class action lawsuits, state attorney general actions and other state regulatory actions or federal regulatory enforcement actions alleging noncompliance with various laws and regulations relating to originating, servicing and collecting consumer loans and providing consumer financial services and products, including actions relating to alleged unfair, deceptive or abusive acts or practices, violations of state licensing and lending laws, including state usury and disclosure laws and actions alleging discrimination on the basis of race, ethnicity, gender or other prohibited bases. The current regulatory environment, increased regulatory compliance efforts and enhanced regulatory enforcement have resulted in us undertaking significant time-consuming and expensive operational and compliance efforts to operate in accordance with relevant laws, which may delay or preclude our or our lending partners’ ability to provide certain new products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state or federal consumer protection statutes may result in a separate fine assessed for each violation or substantial damages from class action lawsuits, potentially in excess of the amounts we earned from the underlying activities or that may be covered by our insurance.

Some of the agreements used in the course of our business include arbitration clauses that permit either party to request arbitration. If our arbitration agreements were to become unenforceable for any reason, we could experience an increase to our consumer litigation costs and exposure to potentially damaging class action lawsuits, with a potential material adverse effect on our business and results of operations.

We contest our liability and the amount of damages, as appropriate, in each pending matter. The outcome of pending and future matters could be material to our results of operations, financial condition and cash flows, and could materially adversely affect our business.

In addition, from time to time, through our operational and compliance controls, we identify compliance issues that require us to make operational changes and result in financial remediation to impacted borrowers. These self-identified issues and voluntary remediation payments could be significant, depending on the issue and the number of borrowers impacted, and could generate litigation or regulatory investigations that subject us to additional risk.

We are subject to or facilitate compliance with a variety of federal, state, and local laws, including those related to consumer protection and lending requirements.

We must comply with regulatory regimes or facilitate compliance with regulatory regimes on behalf of our lending partners that are independently subject to federal and/or state oversight by bank regulators, including those applicable to our referral and marketing services, consumer credit transactions, loan servicing and collection activities and the purchase and sale of whole loans and other related transactions. It is possible that regulators in the current or future presidential administrations could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our lending partners. These regulators may augment requirements that apply to loans facilitated by our marketplace, or impose new programs and restrictions, and could otherwise revise or create new regulatory requirements that apply to us (or our lending partners), impacting our business, operations, and profitability.

Federal and certain state laws regulate financial products and services, including requirements that apply to the origination, servicing and collection of loans originated on our marketplace, and the purchase and sale of whole loans or asset-backed securitizations. In particular, the laws, regulations and rules we or our lending partners are subject to include:
•state lending laws and regulations that require certain parties to hold licenses or other government approvals or filings in connection with specified lending activities, and impose requirements related to brokering loans, loan disclosures and terms, fees and interest rates, credit discrimination, credit reporting, servicemember relief, debt collection, repossession, unfair or deceptive business practices and consumer protection, as well as other state laws relating to privacy, information security, conduct in connection with data breaches and money transmission;
•the Truth-in-Lending Act and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions, require creditors to comply with certain lending practice restrictions, limit the ability of a creditor to impose certain loan terms;
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
•the Fair Credit Reporting Act and Regulation V promulgated thereunder, which impose certain obligations on users of consumer reports and those that furnish information to consumer reporting agencies, including obligations relating to obtaining consumer reports, marketing using consumer reports, taking adverse action on the basis of information from consumer reports, addressing risks of identity theft and fraud and protecting the privacy and security of consumer reports and consumer report information, including the CFPB’s recent proposed amendments to Regulation V that could add additional requirements thereunder if not withdrawn;
•Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service, and analogous state laws prohibiting unfair, deceptive or abusive acts or practices;
•the Credit Practices Rule which (i) prohibits lenders from using certain contract provisions that the Federal Trade Commission has found to be unfair to consumers; and (ii) prohibits certain activity relating to the assessment of late charges;
•the Fair Debt Collection Practices Act, and Regulation F promulgated thereunder, and similar state debt collection laws, which provide guidelines and limitations on the conduct of third-party debt collectors (and some limitation on creditors collecting their own debts) in connection with the collection of consumer debts;

•the Gramm-Leach-Bliley Act, or GLBA, and Regulation P promulgated thereunder, and similar state privacy laws, which include limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy notices and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal borrower information, and other state privacy laws and regulations;
•the Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;
•the Servicemembers Civil Relief Act and similar state laws, which allows military members to suspend or postpone certain civil obligations, requires creditors to reduce the interest rate to 6% on loans to military members under certain circumstances, and imposes restrictions on enforcement of loans to servicemembers, so that the military member can devote his or her full attention to military duties;
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
•the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 and the Telemarketing Sales Rule and similar state laws, which impose various restrictions on commercial marketing conducted use of email, telephone, fax or text message;
•the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and which require creditors and loan servicers to obtain a consumer’s consent to electronically receive disclosures required under federal and state laws and regulations that would otherwise be provided in a physical writing;
•the Right to Financial Privacy Act and similar state laws enacted to provide financial institution customers a reasonable amount of privacy from government scrutiny of their financial records;
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

We may not always have been, and may not always be, in compliance with these and other applicable laws, regulations and rules. And while compliance with these requirements is a business priority for us, it is also costly, time-consuming and limits our operational flexibility. Additionally, Congress, the states and regulatory agencies, as well as local municipalities, could further regulate the consumer financial services industry in ways that make it more difficult or costly for us to offer our AI lending marketplace and related services or facilitate the origination of loans for our lending partners. These laws also are subject to changes that could severely limit the operations of our business model. Further, changes in the regulatory application or judicial interpretation of the laws and regulations applicable to financial institutions also could impact the manner in which we conduct our business. The regulatory environment in which financial institutions operate has become increasingly complex, and following the financial crisis that began in 2008, supervisory efforts to apply relevant laws, regulations and policies have become more intense. Additionally, states are increasingly introducing and, in some cases, passing laws that restrict interest rates and APRs on loans similar to the loans made on our marketplace, which could end rate exportation in their states by out-of-state, state-chartered banks. Colorado was the first state to enact such legislation since Iowa, and other states have proposed similar legislation. Further, in late 2020, California created the Department of Financial Protection and Innovation (“DFPI”), a “mini-CFPB,” through expansion of regulation of financial service providers under the California Consumer Financial Protection Law. This increases the state’s authority and oversight of bank partnership relationships and strengthens state consumer protection authority to police debt collections and unfair, deceptive or abusive acts and practices. Voter referendums also have introduced and, in some cases, passed, restrictions on interest rates and/or APRs. If such legislation or bills were to be propagated with rates and/or APRs under 36%, or if state or federal regulators seek to restrict regulated financial institutions such as our lending partners from engaging in business with Upstart in certain ways, our lending partners’ ability to originate loans in certain states could be greatly reduced, and as a result, our business, financial condition and results of operations would be adversely affected.

Where applicable, we seek to comply with state broker, small loan, automobile lender, finance lender, servicing, collection, money transmitter and similar statutes. Nevertheless, if we are found to not comply with applicable laws, we could lose one or more of our licenses or authorizations, become subject to greater scrutiny by other state regulatory agencies, face other sanctions or be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to facilitate loans, perform our servicing obligations or make our marketplace available to consumers in particular states, which may harm our business. Further, failure to comply with the laws and regulatory requirements applicable to our business and operations may, among other things, limit our ability to collect all or part of the principal of or interest on Upstart-powered loans. In addition, non-compliance could subject us to damages, revocation of required licenses, class action lawsuits, administrative enforcement actions, rescission rights held by investors in securities offerings and civil and criminal liability, all of which would harm our business.

Internet-based loan origination processes may give rise to greater risks than paper-based processes and may not always be allowed under state law.

We use the internet to obtain application information and distribute certain legally required notices to applicants and borrowers, and to obtain electronically signed loan documents in lieu of paper documents with actual borrower signatures. These processes may entail greater risks than would paper-based loan origination processes, including risks regarding the sufficiency of notice for compliance with consumer protection laws, risks that borrowers may challenge the authenticity of loan documents, and risks that despite internal controls, unauthorized changes are made to the electronic loan documents. In addition, our software could contain “bugs” that result in incorrect calculations or disclosures or other non-compliance with federal or state laws or regulations. If any of those factors were to cause any loans, or any of the terms of the loans, to be unenforceable against the borrowers, or impair our ability to service loans, the performance of the underlying loan documents could be adversely affected.

For auto loans issued through our auto lending marketplace, certain state laws may not allow for electronic lien and title transfer, which would require us to use a paper-based title process to secure title to the underlying collateral. Because it is highly manual and outside of our usual practices and titling rules can vary by state, we may be prone to errors or delays in placing titles or otherwise encounter greater difficulty complying with the proper procedures. If we fail to effectively follow such procedures we may, among other things, be limited in our ability to secure the collateral associated with loans issued through our auto lending marketplace.

If we are found to be operating without having obtained necessary state or local licenses, our business, financial condition and results of operations could be adversely affected.

Certain states have adopted laws regulating and requiring licensing by parties that engage in certain activities regarding consumer finance transactions, including facilitating and assisting such transactions or in connection with collecting, servicing and/or purchasing or selling consumer loans. While we believe we have obtained or are in the process of obtaining all necessary licenses, the application of some consumer finance licensing laws to our AI lending marketplace and the related activities we perform, as well as to our lending partners, is unclear. In addition, state licensing requirements and state regulators’ interpretation of such requirements may evolve over time, including, in particular, recent trends toward increased licensing requirements and regulation of parties engaged in loan solicitation, student loan servicing activities and debt collection. If we or one of our lending partners were found to be in violation of applicable state licensing requirements by a court or a state, federal, or local enforcement agency, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties and other penalties or consequences, and the loans originated by our lending partners on our marketplace could be rendered void or unenforceable in whole or in part, any of which could have a material adverse effect on our business.

The CFPB has sometimes taken expansive views of its authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other agency could impact our business.

The CFPB, which commenced operations in July 2011, has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as the Truth in Lending Act and Regulation Z, ECOA and Regulation B, the Fair Credit Reporting Act and Regulation V, the Electronic Funds Transfer Act and Regulation E, among other regulations, and to enforce compliance with those laws. The CFPB has broad enforcement authority over all providers of financial products and services. The CFPB also has supervisory authority over banks, thrifts and credit unions with assets over $10 billion and certain participants in the consumer financial services market, including short-term, small dollar lenders, non-bank mortgage originators and servicers, and larger participants in other areas of financial services, including some of our lending partners and Upstart Mortgage LLC. The CFPB is also authorized to prevent “unfair, deceptive or abusive acts or practices” through its rulemaking, supervisory and enforcement authority. To assist in its enforcement and supervisory activity, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the loan products offered through our marketplace, and recently finalized a rule establishing a public registry for final orders issued against non-banks subject to CFPB enforcement actions. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request reports concerning our organization, business conduct, markets and activities and conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to consumers.

In May 2024, the Supreme Court ruled that the CFPB’s funding structure is constitutional, and although more recent actions have been filed that challenge the CFPB’s authority on other grounds, the Supreme Court’s decision ended uncertainty about the future of the CFPB and how its strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. In the aftermath, the CFPB increased hiring in its Enforcement Division and created a Repeat Offender Unit. In February 2024, the CFPB published a decision and order in a supervisory designation proceeding against a non-bank installment lender that, for the first time, officially established the CFPB’s supervisory authority over a non-bank entity not otherwise subject to the CFPB’s supervisory authority due to the risk the non-bank lender posed to consumers. The CFPB opined that risk does not need to be based on a violation of law. The CFPB exercised this previously dormant authority for the second time in December 2024, establishing supervisory authority over a technology company offering a peer-to-peer payment product. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices. However, as of the filing of this Annual Report Form 10-K, given that the priorities and direction of the CFPB and other federal agencies under the new U.S. presidential administration are unclear, we we cannot be certain how the regulatory environment may impact our business. See the risk factor titled “—Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations” for more information.

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

Although we have committed resources to enhancing our compliance programs, future actions by the CFPB (or other regulators) against us, our lending partners or our competitors could discourage the use of our services or those of our lending partners, which could result in reputational harm, a loss of lending partners, borrowers or institutional investors, or discourage the use of our or their services and adversely affect our business, especially now that actions resulting in orders will be subject to publication on the CFPB’s public registry. If the CFPB changes regulations that were adopted in the past by other regulators and transferred to the CFPB by the Dodd-Frank Act, or modifies through supervision or enforcement past regulatory guidance or interprets existing regulations in a different or stricter manner than they have been interpreted in the past by us, the industry or other regulators, our compliance costs and litigation exposure could increase materially. This is particularly true with respect to the application of ECOA and Regulation B to credit risk models that rely upon alternative variables and machine learning, an area of law where regulatory guidance is currently uncertain and still evolving, and for which there are not well-established regulatory norms for establishing compliance.

The former presidential administration appointed consumer-oriented regulators at federal agencies such as the CFPB, the FTC, the OCC and the FDIC. While we expect the government to continue its focus on enforcement of federal consumer protection laws, it remains to be seen how the new presidential administration will address consumer protection under new leadership. It is possible that these regulators could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our lending partners. If future regulatory or legislative restrictions or prohibitions are imposed that affect our ability to offer certain of our products or that require us to make significant changes to our business practices, and if we are unable to develop compliant alternatives with acceptable returns, these restrictions or prohibitions could have a material adverse effect on our business. If the CFPB, or another regulator, were to issue a consent decree or other similar order against us or our lending partners, this could also directly or indirectly affect our results of operations.

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

The collection, processing, storage, use and disclosure of personal information could give rise to liabilities as a result of existing or new governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

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

Many privacy and data security laws, such as the CCPA, apply to biometric data. Some states also have passed or are considering legislation that is biometric-specific. For instance, in Illinois, the Biometric Information Privacy Act, or BIPA, specifically governs the collection, possession, and disclosure of biometric information or biometric identifiers. There has been a corresponding increase in litigation related specifically to state biometric privacy laws. Whether information we receive from borrowers is subject to state laws expressly governing biometric data depends on how such laws define “biometric data” or other similar terms of art.

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

There is also a significant amount of proposed legislation at the state and federal levels addressing the use and development of AI and on AI governance and oversight. For example, the Colorado Artificial Intelligence Act (the “CAIA”), the first comprehensive state AI regulation, will go into effect in February 2026. Among other things, the CAIA imposes a duty of reasonable care on developers and deployers to avoid “algorithmic discrimination” in high-risk AI systems, and sets forth various disclosure, risk assessment, and governance requirements.

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

Under our warehouse credit facilities, we may borrow up to an aggregate of $475.0 million to purchase unsecured personal loans, $100.0 million to purchase small dollar loans, and up to $50.0 million to purchase auto loans. Our warehouse credit facilities mature between December 2025 and June 2028, by which time the outstanding principal, together with any accrued and unpaid interest, are due and payable. As of December 31, 2024, the aggregate amount borrowed under our warehouse credit facilities was $195.6 million, and $457.6 million of the aggregate outstanding principal of loans and restricted cash pledged as collateral.

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

We may need to raise additional funds in the future, including through equity, equity-linked, or debt financings, to support business growth and those funds may not be available on acceptable terms, or at all.

We may continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new loan products, enhance our AI models, supplement loan funding, improve our operating infrastructure, acquire complementary businesses and technologies, or make strategic investments. Accordingly, we may need to engage in equity, equity-linked or debt financings to secure additional funds. If we raise additional funds by issuing equity securities or securities convertible into equity securities, our stockholders may experience dilution. For example, if we elect to deliver shares of our common stock to settle the conversion (other than paying cash in lieu of delivering any fractional share) of our outstanding Notes (as defined below), it may have a dilutive effect on our stockholders’ equity holdings. Further, debt financing, if available, may involve protective provisions or covenants restricting our operations or our ability to incur additional debt. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders.

If we are unable to obtain adequate financing or on terms satisfactory to us when we require it, we may pursue alternate transactions or be unable to pursue certain business opportunities and our ability to continue to support our business growth and to respond to business challenges could be impaired and our business may be harmed.

In August 2021, we issued $661.3 million in aggregate principal amount of 0.25% convertible senior notes due 2026 (the “2026 Notes”). In September 2024, we issued $431.3 million in aggregate principal amount of 2.00% convertible senior notes due 2029 (the “2029 Notes”) and in November 2024, we issued $500.0 million in aggregate principal amount of 1.00% convertible senior notes due 2030 (the “2030 Notes” and together with the 2026 Notes and 2029 Notes, the “Notes”). Concurrently with the issuance of the 2029 Notes, we used $302.4 million of the proceeds to repurchase a portion of the outstanding 2026 Notes in individually negotiated transactions, and additionally repurchased a portion of the outstanding 2026 Notes during the third quarter of 2024 through open market purchases.

Holders of the Notes may require us to purchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the applicable Indenture) with respect to such series of Notes before the applicable maturity date, at a fundamental change repurchase price equal to 100% of the principal amount of the Notes of such series to be repurchased, plus accrued and unpaid interest, if any. Additionally, upon conversion of the Notes, as applicable, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the Notes of each series in cash at their respective maturities unless earlier converted, redeemed or repurchased. However, we may not have enough available cash or be able to obtain financing at the respective times we are required to make repurchases of the Notes of each series, pay cash for the Notes being converted, or at their respective maturities. In addition, our ability to repurchase the Notes of each series or to pay cash upon conversion of any such Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness at the time. Our failure to repurchase the Notes of a series at a time when the repurchase is required by the applicable Indenture, or to pay any cash payable upon future conversions of the Notes of a series as required by the applicable Indenture would constitute a default under such Indenture. A default under the applicable Indenture or the fundamental change itself could also lead to a default under agreements governing our other existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes of each series, pay cash with respect to the Notes being converted, or at the respective maturities of the Notes.

Provisions in the Indentures governing our 2026 Notes, 2029 Notes and 2030 Notes may deter or prevent a business combination that may be favorable to you.

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

As of December 31, 2024, a valuation allowance has been recorded to recognize only deferred tax assets that are more likely than not to be realized in the United States federal, state and local tax jurisdictions. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

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

The capped call transactions entered into in connection with the issuance of each of the 2026 Notes and the 2029 Notes may affect the market price of our common stock.

In connection with the issuance of each of the 2026 Notes and the 2029 Notes, we entered into privately negotiated capped call transactions with certain financial institutions as counterparties. These capped call transactions are expected generally to offset the potential dilution to our common stock upon any conversion of the applicable series of Notes and/or reduce any cash payments we are required to make in excess of the principal amount of such converted Notes, as the case may be, with such offset and/or reduction subject to a cap.

From time to time, the counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the applicable series of Notes (and are likely to do so following May 15, 2026, in the case of the 2026 Notes, and July 1, 2029, in the case of the 2029 Notes, during the observation period for conversions of the applicable series of Notes following any conversion of such Notes prior to May 15, 2026, in the case of the 2026 Notes, and July 1, 2029, in the case of the 2029 Notes, in connection with any repurchase or redemption of the Notes of the applicable series, to the extent we unwind a corresponding portion of the capped call transactions, or if we otherwise unwind all or a portion of the capped call transactions). This activity could also cause or prevent an increase or a decrease in the market price of our common stock.

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

Our amended and restated certificate of incorporation authorizes us to issue 606,530,279 shares of authorized but unissued common stock and rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 7,669,374 shares for issuance under our 2020 Equity Incentive Plan subject to adjustment in certain events. Any common stock that we issue, including under our 2020 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our common stock.

Transactions relating to our 2026 Notes, 2029 Notes and 2030 Notes may dilute the ownership interest of stockholders, or may otherwise depress the price of our common stock.

If the 2026 Notes, the 2029 Notes or the 2030 Notes are converted by holders of such series, we are required under the applicable Indenture to pay or deliver, as the case may be, either cash, shares of common stock, or a combination of cash and shares of common stock, at our election. If we elect to deliver any shares of common stock upon conversion of the 2026 Notes, the 2029 Notes or the 2030 Notes with respect to our conversion obligation, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, certain holders of the 2026 Notes, the 2029 Notes or the 2030 Notes may engage in short selling to hedge their position in the Notes. Anticipated future issuances of shares of our common stock upon conversion of the 2026 Notes, 2029 Notes or 2030 Notes could depress the price of our common stock.

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

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to mitigate identified risks; reasonably address any identified gaps in existing safeguards; and monitor the effectiveness of our safeguards. We devote resources and designate high-level personnel, including our Chief Information Security Officer who reports to our Chief Risk Officer, to manage the risk assessment and mitigation process. Our Chief Information Security Officer works closely with a team of cybersecurity professionals with extensive experience and expertise in cybersecurity control development, threat assessments, detection & incident response and mitigation.

As part of our overall risk management system, we assess our safeguards in collaboration with various functional teams, including Information Security, Engineering, Risk and Legal, and train our employees on these safeguards. Security is a shared responsibility, and personnel at all levels and teams are required to receive periodic security awareness training to ensure that they understand our cybersecurity policies and their roles in protecting our information systems or any information residing therein.

We have a set of company-wide policies and procedures concerning cybersecurity matters that include security risk assessment, identity and access control, vendor security and vulnerability management. There are other policies related to cybersecurity involving employees' use of company equipment and resources, generative AI, remote work and workplace security and safety. These policies are reviewed periodically and approved by appropriate members of management.

We engage assessors, consultants, auditors, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. These services include product penetration testing, third party partner due diligence audits, security controls assessment, incident response preparedness, and vendor security review. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, in connection with the services they provide to us, and to promptly report any suspected breach of its security measures that may affect us.

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
ITEM 2. PROPERTIES

Our corporate headquarters is located in San Mateo, California and consists of 108,015 square feet of space under leases that expire in February 2028. In addition to our headquarters, we lease 54,870 square feet of office space in Columbus, Ohio expiring in June 2027, 146,024 square feet of office space for origination and servicing operations in Columbus, Ohio expiring in August 2029, 12,493 square feet of office space in Austin, Texas expiring in March 2028, and have an agreement to use 507 square feet of office space in New York, New York expiring in March 2025.

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

Holders of Record

As of February 6, 2025, we had 159 holders of record of our common stock. Because many of our shares of common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these holders of record.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s common stock during the three months ended December 31, 2024.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Nasdaq Global Select Index and the S&P Information Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 16, 2020, the date our common stock began trading on the Nasdaq Global Select Market, and its relative performance is tracked through December 31, 2024. The returns shown are based on historical results and are not intended to suggest future performance.

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

We believe that banks and other traditional lenders will continue to be at the forefront of consumer lending in the United States. We believe AI lending will become increasingly critical as this industry continues to undergo a broad digital transformation. Our strategy is to partner with banks and credit unions and provide them with access to an AI lending marketplace that they can configure as they originate consumer loans, according to their own business and regulatory requirements.

Loans issued through our marketplace are retained by our lending partners, purchased by our network of institutional investors, or funded by Upstart’s balance sheet. Investors may also invest in Upstart-powered loans through our pass-through and securitization programs. We believe that institutional investors, often referred to as “private credit,” have played an increasingly large role in financing consumer lending in the United States and we have adapted our strategy to take advantage of this opportunity.

Out of the total principal of loans transacted on our marketplace during the year ended December 31, 2024, 65% were purchased by institutional investors, 25% were retained by our lending partners, and 10% were held on our balance sheet. We retain loans on our balance sheet to fill gaps in investor demand, to aid in price discovery, and for research and development purposes (“R&D Loans”), including to test and evaluate our AI models for these loans. R&D Loans are primarily our auto refinance and auto retail loan products, personal loan products issued to new categories of borrowers, and other new loan products, including small dollar loans and HELOCs. R&D Loans are not yet part of our fully-established capital markets programs with institutional investors and we continue our work on developing such programs. The remainder of loans on our balance sheet represent core personal loans, which Upstart would sell to institutional investors.

To improve the loan funding capacity for our marketplace across business and macroeconomic cycles, we have secured multiple committed capital and other co-investment arrangements with institutional investors and lending partners beginning in 2023, which have delivered a significant amount of loan funding to the Upstart marketplace. While these efforts have strengthened the amount and resiliency of our loan funding, we continue to secure additional capital to support the growth of our business and further diversify our sources of capital and institutional investor base to ensure long-term scalability.

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

Lending is a cyclical industry, and we believe it is important to take a long-term view of credit performance. An equal investment in all vintages of Upstart-powered core personal loans that originated in the first quarter of 2018 through the third quarter of 2024 is currently expected to deliver returns in line with a blended target of 9.6%.

At a more granular level, all quarterly vintages of core personal loans that originated in 2018 through the fourth quarter of 2020 are currently forecasted to meet or exceed the target returns set at the time of loan origination.

However, the quarterly vintages of core personal loans that originated in the first quarter of 2021 through the first quarter of 2024 are currently forecasted to underperform relative to their target returns. Even though our underwriting models have over time utilized more variables and data points about borrowers which has improved model performance, they were not designed to predict the severe impact of recent changes to macroeconomic conditions, credit market volatility and interest rate fluctuations that have occurred, all of which were (and still are) beyond our control. The forecasted underperformance for these vintages reflects the impact of a combination of factors that occurred during that period, including the elimination of government stimulus measures and the worsening of the macroeconomic environment, via rising inflation and the resulting sharply higher interest rates.

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

The core personal loans that originated in the second quarter of 2024 or later are currently forecasted to deliver returns in line with target yields. This reversion in performance, relative to the quarterly vintages of core personal loans that originated in the first quarter 2021 through the first quarter 2024, was driven by a combination of factors including increased conservatism in underwriting and the relative stabilization of macroeconomic conditions, as reflected in the UMI, which has helped credit perform in line with our models’ predictions as there has been less unexpected volatility in macroeconomic factors impacting loan performance. Our most recent AI models also benefited from more data on borrower repayment patterns from the period of significant macroeconomic changes. This resulted in substantive positive changes in observed and expected borrower repayments even for vintages with limited seasoning. This makes our more recent models more accurate than those used in early 2021. Refer to section “Factors Affecting Our Performance - Impact of Macroeconomic Environment” for additional details.

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

For example, loan funding provided by institutional investors started to become constrained in 2022, largely due to concerns about the macroeconomic environment. In response to inflationary pressure, the U.S. Federal Reserve raised interest rates through 2023, leading to more expensive loan offers across borrower categories, which impacted our business. At the same time, macroeconomic uncertainty generally made institutional investors more cautious and caused them to reduce the amount of capital available to fund Upstart-powered loans.

In response to this challenging macroeconomic environment where many lenders and credit investors had significantly reduced or paused investments in Upstart-powered loans, we announced reductions in workforce in January 2023 (“January 2023 Plan”) that resulted in the termination of approximately 20% of our workforce. To further decrease operating costs, streamline operations, and return Upstart to profitability in the future, during the year ended December 31, 2024, the Company implemented an additional series of initiatives which reduced the Company’s workforce by approximately 13%. Refer to “Note 16. Reorganization Expenses” for more information. While we believe that the macroeconomic environment started to improve in 2024, disruption in financial markets could impair our lending partners and result in constrained funding, which would adversely impact our business, financial condition and operating results.

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

Our credit decisioning process takes into account macroeconomic conditions data, such as unemployment levels and personal savings rates, that we receive from third-party sources. To respond to macroeconomic changes and provide relevant and up-to-date information to our lending partners, we introduced a new metric, UMI, in 2023. UMI is designed to quantify the level of underlying macroeconomic risk, specific to our borrower base, relative to a benign credit environment. A UMI of 1.0 reflects loan losses at this baseline rate. We subsequently launched an update to UMI which removes seasonal patterns to better describe the underlying macroeconomic effects. As of December 31, 2024, UMI was measured at approximately 1.40, meaning that current macroeconomic conditions contributed an incremental risk of approximately 40% to the repayment performance of an Upstart-powered unsecured personal loan, compared to the baseline.

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

We believe that disruptions in the banking sector may limit our ability to attract new lending partners and may cause existing lending partners to reduce loan originations on our platform. In order to address recent funding constraints for our personal loans, Upstart has utilized its balance sheet to support short-term funding requirements of loans that would otherwise be purchased and held by institutional investors or securitized. We have secured several committed capital and co-investment arrangements with institutional investors and lending partners, which have delivered, and are expected to deliver, a significant amount of loan funding to the Upstart marketplace.

We believe that continued focus on improving our AI models and demonstrating strong performance of Upstart-powered loans over time will allow us to further diversify our sources of capital for our lending marketplace and mitigate the volatility in our loan funding supply.

Product Expansion and Innovation

We believe that significant growth opportunities exist to apply our evolving AI technology to additional segments of credit, and we continue to invest in research and development of our products. We introduced a new offering of unsecured personal loans for borrowers interested in small dollar loans in 2022, launched our HELOC product in the third quarter of 2023, and launched auto secured personal loans in the second quarter of 2024. We may incur expenses to support the launch of new products and fund early loan originations. Monetization prospects for new products are uncertain, and costs associated with integrating, developing and marketing new products might not be recovered, which could weigh on our top-line growth and profitability. For full-year 2024, new products had not yet achieved positive unit economics.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction. The following presents our key operating and financial metrics:

	Year Ended December 31,
	2022	2023	2024
Transaction Volume, Dollars	$11,204,274	$4,645,669	$5,930,029
Transaction Volume, Number of Loans(1)	1,129,672	437,659	697,092
Conversion Rate	14.1%	9.7%	16.5%
Percentage of Loans Fully Automated	75%	87%	91%

Contribution Profit(2)	$446,751	$353,294	$381,533
Contribution Margin(2)	49%	63%	60%
Adjusted EBITDA(2)	$37,161	$(17,217)	$10,594
Adjusted EBITDA Margin(2)	4%	(3)%	2%
Adjusted Net Income (Loss)(2)	$19,373	$(46,933)	$(17,834)
Adjusted Net Income (Loss) Per Share:
Basic(2)	$0.23	$(0.56)	$(0.20)
Diluted(2)	$0.21	$(0.56)	$(0.20)
_______
(1)Transaction Volume, Number of Loans is shown in ones for the years presented.
(2)Represents a non-GAAP financial measure. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for further information.
Transaction Volume

We define Transaction Volume, Dollars as the total principal of loan originations (or committed amounts for HELOCs) facilitated on our marketplace during the years presented. We define Transaction Volume, Number of Loans as the number of loan originations (or commitments issued for HELOCs) facilitated on our marketplace during the years presented. Increases in Transaction Volume are dependent on our loan funding programs having sufficient access to capital. Decreases in the availability of funding due to factors such as volatility in the capital markets and macroeconomic conditions will generally cause a decline in Transaction Volume. Transaction Volume is driven by improvements in our AI models and technology, including our ability to streamline and automate the loan application and origination process. Transaction Volume can also be driven by several other factors, including borrower acceptance rates and their sensitivity to the interest rates offered through our platform. We believe these metrics are good proxies for our overall scale and reach as a marketplace. Transaction Volume, Dollars increased 28% in the year ended December 31, 2024 compared to the prior year and Transaction Volume, Number of Loans increased 59% in the year ended December 31, 2024 compared to the prior year. These increases were primarily due to model improvements and product initiatives, which resulted in an increase in the number of qualified borrowers and more attractive loan offers. The increase in Transaction Volume, Number of Loans was higher than the increase in Transaction Volume, Dollars due to the decrease in average loan size, primarily due to the increase in small dollar loans.
Conversion Rate

We define Conversion Rate as the Transaction Volume, Number of Loans in a period divided by the number of rate inquiries received that we estimate to be legitimate, which we record when a borrower requests a loan offer on our platform. We track this metric to understand the impact of improvements to the efficiency of our borrower funnel on our overall growth. Historically, our Conversion Rate has benefited from improvements to our

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
technology, which have made our evaluation of risk more accurate and our verification process more automated, or from the addition of lending partners that have made our offers more competitive. However, our Conversion Rate can be impacted by a variety of internal factors such as changes in the amount of origination fees that we charge or changes in the rate of returns we target for our lending partners and institutional investors. External factors such as shifts in macroeconomic conditions, including interest rate changes, also impact our Conversion Rate. Our ability to continue to improve our Conversion Rate depends in part on our ability to continue to improve our AI models and Percentage of Loans Fully Automated and the mix of marketing channels in any given period. Our Conversion Rate increased to 16.5% in the year ended December 31, 2024 from 9.7% in the year ended December 31, 2023, primarily driven by underwriting model improvements and product initiatives, coupled with continued optimization in our acquisition channels.
Percentage of Loans Fully Automated

A driver of our Contribution Margin and operating efficiency is the Percentage of Loans Fully Automated, which is defined as the total number of loans in a given period originated end-to-end (from initial rate request to final funding for personal loans and small dollar loans and from initial rate request to signing of the loan agreement for auto loans) with no human involvement required by the Company divided by the Transaction Volume, Number of Loans in the same period. We have been successful in increasing the level of loan automation on the platform over the past few years while simultaneously holding fraud rates at very low levels. We believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. We expect growth of the Percentage of Loans Fully Automated to subside in the near term. However, as we expand our loan offerings, this percentage may fluctuate from period to period depending on the loan offering mix and other external factors. Our Percentage of Loans Fully Automated increased to 91% in the year ended December 31, 2024 from 87% in the year ended December 31, 2023.
Contribution Profit and Contribution Margin

To derive Contribution Profit, we subtract from revenue from fees, net our borrower acquisition costs as well as our borrower verification and servicing costs. To calculate Contribution Margin we divide Contribution Profit by revenue from fees, net.

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Year Ended December 31,
	2022	2023	2024
Revenue from fees, net	$907,272	$560,431	$635,466
Borrower acquisition costs(1)	(302,713)	(90,517)	(125,017)
Borrower verification and servicing costs(2)	(157,808)	(116,620)	(128,916)
Total direct expenses	(460,521)	(207,137)	(253,933)
Contribution Profit	$446,751	$353,294	$381,533
Contribution Margin	49%	63%	60%
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

See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of loss from operations to Contribution Profit.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Adjusted EBITDA and Adjusted EBITDA Margin

We calculate Adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense and certain payroll tax expenses, depreciation and amortization, expense on convertible notes, provision for income taxes, gain on debt extinguishment, net gain on lease modification and reorganization expenses. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue. Adjusted EBITDA and Adjusted EBITDA Margin includes interest expense from corporate debt and warehouse credit facilities which is incurred in the course of earning corresponding interest income. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin.
Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

We define Adjusted Net Income (Loss) as net income (loss) exclusive of stock-based compensation expense and certain payroll tax expenses as well as certain items that are not related to core business and ongoing operations, such as gain on debt extinguishment, net gain on lease modification and reorganization expenses. Adjusted Net Income (Loss) Per Share is calculated by dividing Adjusted Net Income (Loss) Per Share by the weighted-average common shares outstanding. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Share.
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Income, Net

Other income, net primarily consists of dividend income earned by the Company on its unrestricted cash and cash equivalents balances.

Expense on Convertible Notes

Expense on convertible notes is comprised of coupon interest expense and amortization of the debt discount on our Notes.
Gain on Debt Extinguishment

Gain on debt extinguishment consists of the gain recognized from the repurchase of a portion of the outstanding 2026 Notes. Refer to “Note 9. Borrowings” in Part II, Item 8 of this Annual Report on Form 10-K for further details on our Notes.
Results of Operations

The following table summarizes our historical consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2022	2023	2024
Revenue:
Revenue from fees, net	$907,272	$560,431	$635,466
Interest income, interest expense, and fair value adjustments, net:
Interest income	105,580	168,996	186,360
Interest expense	(10,843)	(34,894)	(40,433)
Fair value and other adjustments, net	(159,565)	(180,971)	(144,865)
Total interest income and fair value adjustments, net	(64,828)	(46,869)	1,062
Total revenue	842,444	513,562	636,528
Operating expenses(1):
Sales and marketing	345,776	127,143	166,800
Customer operations	187,994	150,418	157,996
Engineering and product development	237,247	280,138	253,653
General, administrative, and other	185,290	212,388	230,935
Total operating expenses	956,307	770,087	809,384
Loss from operations	(113,863)	(256,525)	(172,856)
Other income, net	9,473	21,206	18,793
Expense on convertible notes	(4,684)	(4,706)	(7,694)
Gain on debt extinguishment	—	—	33,361
Net loss before income taxes	(109,074)	(240,025)	(128,396)
(Benefit) provision for income taxes	(409)	107	185
Net loss	$(108,665)	$(240,132)	$(128,581)
________
(1)Includes stock-based compensation expense as follows:

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31,
	2022	2023	2024
Sales and marketing	$11,354	$8,166	$11,705
Customer operations	9,355	10,683	7,038
Engineering and product development	72,169	110,381	70,786
General, administrative, and other	33,067	45,809	43,871
Total stock-based compensation	$125,945	$175,039	$133,400

Revenue
Revenue from Fees, Net

The following table sets forth our revenue from fees, net in the years presented:

	Year Ended December 31,		Change
	2023	2024	$	%
Platform and referral fees, net	$414,120	$502,411	$88,291	21%
Servicing and other fees, net	146,311	133,055	(13,256)	(9)%
Total revenue from fees, net	$560,431	$635,466	$75,035	13%

Revenue from fees, net increased $75.0 million, or 13%, in the year ended December 31, 2024, compared to the prior year, due to an $88.3 million increase in revenue from platform and referral fees, net and a $13.3 million decrease in servicing and other fees, net. The increase of the platform and referral fees, net was primarily driven by a 59% increase in the Transaction Volume, Number of Loans from 437,659 in the year ended December 31, 2023 to 697,092 in the year ended December 31, 2024. The decrease in servicing fees was primarily due to a decrease in the outstanding principal of serviced loans, partially offset by an increase in net gain related to loan servicing rights upon loan sales.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Interest Income, Interest Expense, and Fair Value Adjustments, Net

	Year Ended December 31,		Change
	2023	2024	$	%
Operating entities(1):
Interest income	$149,299	$157,392	$8,093	5%
Interest expense	(28,161)	(30,835)	(2,674)	(9)%
Fair value adjustments, net	(175,475)	(115,469)	60,006	34%
Consolidated securitization entities:
Interest income	$19,697	$28,968	$9,271	47%
Interest expense	(6,733)	(9,598)	(2,865)	(43)%
Fair value adjustments, net	(5,496)	(29,396)	(23,900)	(435)%
Total Company:
Interest income	$168,996	$186,360	$17,364	10%
Interest expense	(34,894)	(40,433)	(5,539)	(16)%
Fair value adjustments, net	(180,971)	(144,865)	36,106	20%
Total interest income, interest expense, and fair value adjustments, net	$(46,869)	$1,062	$47,931	102%
_________
(1)Consists of balances recognized by entities participating in ongoing operating activities of the Company, excluding entities associated with the UPST 2023-2 consolidated securitization.

Interest income, interest expense, and fair value adjustments, net increased $47.9 million, or 102%, in the year ended December 31, 2024, compared to the prior year. The increase was driven by a $36.1 million decrease in unfavorable fair value adjustments, net, and a $17.4 million increase in interest income, partially offset by a $5.5 million increase in interest expense. The decrease in unfavorable fair value adjustments is primarily attributable to a $19.3 million decrease in negative mark-to-market adjustments and loan charge-offs, an $8.8 million decrease in fair value loss on beneficial interests, and an $8.1 million decrease in realized losses on loan sales. The increase in interest income was primarily driven by an increase in the average outstanding principal balance of loans held on the consolidated balance sheets during the period, including $9.3 million of interest income recognized by consolidated securitization entities. The increase was partially offset by an increase in interest expense due to an increase in borrowings, including an increase of $2.9 million recognized by consolidated securitization entities. The increase in interest income and interest expense recognized by consolidated securitization entities was due to the timing of the transaction, resulting in full year of income and expense recognized in 2024 compared to two quarters in 2023.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
	2023	2024	$	%
Sales and marketing	$127,143	$166,800	$39,657	31%
% of revenue	25%	26%
Sales and marketing expenses increased by $39.7 million, or 31%, in the year ended December 31, 2024 compared to the prior year. The increase was primarily due to a $34.5 million increase in advertising and other traffic acquisition costs and a $5.2 million increase in payroll and other personnel related expenses. As a percentage of total revenue, sales and marketing expenses increased from 25% to 26%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Customer Operations

	Year Ended December 31,		Change
	2023	2024	$	%
Customer operations	$150,418	$157,996	$7,578	5%
% of revenue	29%	25%
Customer operations expenses increased by $7.6 million, or 5%, in the year ended December 31, 2024, compared to the prior year. The increase was primarily due to a $14.2 million increase in servicing expenses, $2.9 million increase in information verification expenses, and a $1.2 million removal of an operational contingency reserve in the prior year. The increase was partially offset by a $11.3 million decrease in payroll and other personnel-related expenses due to a decrease in headcount. As a percentage of total revenue, customer operations expenses decreased from 29% to 25%.
Engineering and Product Development

	Year Ended December 31,		Change
	2023	2024	$	%
Engineering and product development	$280,138	$253,653	$(26,485)	(9)%
% of revenue	55%	40%
Engineering and product development expenses decreased by $26.5 million, or 9%, for the year ended December 31, 2024, compared to the prior year. The decrease was primarily due to a $26.7 million decrease in payroll and other personnel-related expenses, primarily driven by an expense related to the cancellation of PRSUs during the year ended December 31, 2023, refer to “Note 10. Stockholders' Equity”. As a percentage of total revenue, engineering and product development expenses decreased from 55% to 40%.
General, Administrative, and Other

	Year Ended December 31,		Change
	2023	2024	$	%
General, administrative, and other	$212,388	$230,935	$18,547	9%
% of revenue	41%	36%

General, administrative, and other expenses increased by $18.5 million, or 9%, for the year ended December 31, 2024, compared to the prior year. The increase was primarily due to an increase of $15.5 million in payroll and personnel-related costs and an increase of $8.6 million in legal and compliance expenses. The increase was partially offset by a decrease of $4.4 million in depreciation and amortization expenses and a $1.5 million decrease in insurance expense. As a percentage of total revenue, general, administrative, and other expenses decreased from 41% to 36%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Income, Net

	Year Ended December 31,		Change
	2023	2024	$	%
Other income, net	$21,206	$18,793	$(2,413)	(11)%

Other income, net decreased by $2.4 million, or 11%, in the year ended December 31, 2024 compared to the prior year. The decrease was due to a $1.9 million decrease in dividend income and a $0.5 million decrease in miscellaneous other income, net.

Expense on Convertible Notes

	Year Ended December 31,		Change
	2023	2024	$	%
Expense on convertible notes	$4,706	$7,694	$2,988	63%

In the year ended December 31, 2024, expense on convertible notes increased by $3.0 million, or 63%, compared to the prior year. The increase was primarily due to higher outstanding convertible debt balances resulting from 2029 Notes and 2030 Notes issued during the year ended December 31, 2024.

Gain on Debt Extinguishment

	Year Ended December 31,		Change
	2023	2024	$	%
Gain on debt extinguishment	$—	$33,361	$33,361	100%

In the year ended December 31, 2024, gain on debt extinguishment increased by $33.4 million, or 100%, compared to the year ended December 31, 2023. During the third quarter of 2024, the Company repurchased a portion of the outstanding principal amount of the 2026 Notes and recognized a gain on debt extinguishment of $33.4 million during the year ended December 31, 2024.
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

	Year Ended December 31,
	2022	2023	2024
Revenue from fees, net	$907,272	$560,431	$635,466
Loss from operations	(113,863)	(256,525)	(172,856)
Operating Margin	(13)%	(46)%	(27)%
Sales and marketing, net of borrower acquisition costs(1)	$43,063	$36,626	$41,783
Customer operations, net of borrower verification and servicing costs(2)	30,186	33,798	29,080
Engineering and product development	237,247	280,138	253,653
General, administrative, and other	185,290	212,388	230,935
Interest income, interest expense, and fair value adjustments, net	64,828	46,869	(1,062)
Contribution Profit	$446,751	$353,294	$381,533
Contribution Margin	49%	63%	60%
_________
(1)Borrower acquisition costs were $302.7 million, $90.5 million, and $125.0 million for the years ended December 31, 2022, 2023 and 2024, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(2)Borrower verification and servicing costs were $157.8 million, $116.6 million, and $128.9 million for the years ended December 31, 2022, 2023 and 2024, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses.

Adjusted EBITDA and Adjusted EBITDA Margin

We believe that Adjusted EBITDA and Adjusted EBITDA Margin are useful for investors to use in comparing our financial performance with the performance of other companies for the following reasons:
•Adjusted EBITDA and Adjusted EBITDA Margin are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation, and interest expense, that can vary substantially from company to company depending upon their financing and capital structures, and the method by which assets were acquired; and
•Adjusted EBITDA and Adjusted EBITDA Margin eliminate the impact of certain items such as stock-based compensation expense and certain payroll tax expense, expense on convertible notes, gain on debt extinguishment, net gain on lease modification and reorganization expenses that may obscure trends in the underlying performance of our business; and
•Adjusted EBITDA and Adjusted EBITDA Margin provide consistency and comparability with our past financial performance, and facilitate comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31,
	2022	2023	2024
Total revenue	$842,444	$513,562	$636,528
Net loss	(108,665)	(240,132)	(128,581)
Net Loss Margin	(13)%	(47)%	(20)%
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	$128,038	$178,400	$139,726
Depreciation and amortization	13,513	24,903	20,549
Reorganization expenses	—	15,536	4,382
Expense on convertible notes	4,684	4,706	7,694
Gain on debt extinguishment	—	—	(33,361)
Net gain on lease modification	—	(737)	—
Provision for income taxes	(409)	107	185
Adjusted EBITDA	$37,161	$(17,217)	$10,594
Adjusted EBITDA Margin	4%	(3)%	2%
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

We define Adjusted Net Income (Loss) as net income (loss) exclusive of stock-based compensation expense and certain payroll tax expense, gain on debt extinguishment, net gain on lease modification, and reorganization expenses. Adjusted Net Income (Loss) Per Share is calculated by dividing Adjusted Net Income (Loss) Per Share by the weighted-average common shares outstanding. We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share are useful measures for investors in evaluating our ability to generate earnings, more readily compare between past and future periods, and provide comparability of our performance with the performance of other companies.

	Year Ended December 31,
	2022	2023	2024
Net loss	$(108,665)	$(240,132)	$(128,581)
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	128,038	178,400	139,726
Reorganization expenses	—	15,536	4,382
Gain on debt extinguishment	—	—	(33,361)
Net gain on lease modification	—	(737)	—
Adjusted Net Income (Loss)	$19,373	$(46,933)	$(17,834)
Net loss per share:
Basic	$(1.31)	$(2.87)	$(1.44)
Diluted	$(1.31)	$(2.87)	$(1.44)
Adjusted Net Income (Loss) Per Share:
Basic	$0.23	$(0.56)	$(0.20)
Diluted	$0.21	$(0.56)	$(0.20)
Weighted-average common shares outstanding:
Basic	82,771,268	83,765,896	89,450,038
Diluted	92,023,924	83,765,896	89,450,038
_________
(1)Payroll tax expenses include the amount of employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.

Liquidity and Capital Resources

Sources and Uses of Cash and Cash Equivalents

As of December 31, 2024, our primary source of liquidity was unrestricted cash and cash equivalents of $788.4 million. We also held $5.0 million of investments in certificates of deposit with maturities greater than three months as of December 31, 2024. Changes in the balance of cash and cash equivalents are generally a result of working capital fluctuations and the timing of purchases and sales of loans facilitated through our marketplace. To finance purchases of certain loans facilitated through our lending marketplace, we rely on our warehouse credit facilities through the special-purpose trusts and corporate cash.

Our convertible senior notes have an aggregate principal balance of $1,230.4 million and bear interest at a rate of 0.25% per year in the case of the 2026 Notes, 2.00% per year in the case of the 2029 Notes, and 1.00% per year in the case of the 2030 Notes, in each case payable semiannually. The 2026 Notes mature on August 15, 2026, the 2029 Notes mature on October 1, 2029, and the 2030 Notes mature on November 15, 2030, in each case unless

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
earlier converted, redeemed, or repurchased in accordance with their terms. Refer to “Note 8. Borrowings” in Part II, Item 8 of this Annual Report on Form 10-K for further details on our Notes.

Our warehouse credit facilities, which mature between December 2025 and June 2028, allow us to borrow up to an aggregate of $475.0 million to purchase unsecured personal loans, $100.0 million to purchase small dollar loans, and up to $50.0 million to purchase auto loans. As of June 14, 2024, the revolving period ended for Upstart Auto Warehouse Trust, and we may no longer draw from the facility. The Upstart Auto Warehouse Trust facility matures in December 2025, by which time all outstanding amounts owed must be repaid. As of December 31, 2024, we have drawn an aggregate of $195.6 million on our warehouse credit facilities. Refer to “Note 8. Borrowings” in Part II, Item 8 of this Annual Report on Form 10-K for further details on our warehouse credit facilities.

We lease office facilities under operating lease agreements which expire between 2027 and 2029. Our cash requirements related to these lease agreements are $55.9 million, of which $15.4 million is expected to be paid within the next 12 months. Refer to “Note 11. Leases” in Part II, Item 8 of this Annual Report on Form 10-K for further details on our operating lease obligations.

We have committed to purchase loans from certain lending partners at the conclusion of the required holding period, which is generally equal to three business days. As of December 31, 2024, the total loan purchase commitment was $72.8 million. We have also extended a line of credit to a third-party in connection with one of our committed capital and other co-investment arrangements. As of December 31, 2024, the Company had unfunded commitments related to the line of credit of $7.6 million. The Company also has commitments to fund future advances on HELOCs. As of December 31, 2024, these commitments were $7.6 million, however since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. See “Note 12. Commitments and Contingencies” in Part II, Item 8 of this Annual Report on Form 10-K for further details on our commitments.

In connection with our committed capital and other co-investment arrangements, we are obligated to put a certain amount of our assets at risk in relation to the credit performance of the underlying loans. The risk in these arrangements is subject to a dollar cap, which represents the Company’s maximum exposure to losses in a particular arrangement. As of December 31, 2024, the Company’s aggregate maximum exposure to losses was $459.3 million. Refer to “Note 4. Beneficial Interests” in Part II, Item 8 of this Annual Report on Form 10-K for further details on our committed capital and co-investment arrangements. Our cash requirements for the next 12 months related to investments in these existing arrangements is estimated to be up to $210.0 million.

While we believe that our cash and cash equivalents on hand will be sufficient to meet our liquidity needs for at least the next 12 months, our future capital requirements will depend on multiple factors, including our revenue growth, working capital requirements, volume of loan purchases for product development purposes or during market downturns, and our capital expenditures. We may decide to raise additional capital through the sale of equity, equity-linked or debt securities or other debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Further, if we are unable to raise additional capital when our cash and cash equivalents balances and cash generated by operations are insufficient to satisfy liquidity needs, our results of operations and financial condition would be materially and adversely impacted.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Cash Flows

The following table summarizes our cash flows during the years indicated:

	Year Ended December 31,
	2023	2024
Net cash provided by (used in) operating activities	$(111,712)	$186,331
Net cash used in investing activities	(118,455)	(237,726)
Net cash provided by financing activities	165,487	559,871
Change in cash, cash equivalents and restricted cash	$(64,680)	$508,476

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

Net cash provided by operating activities was $186.3 million for the year ended December 31, 2024, which consisted of adjustments for non-cash items of $253.4 million, $61.5 million in net changes in operating assets and liabilities, and net loss of $128.6 million. The increase in non-cash adjustments was primarily related to $125.0 million of changes in fair value of loans held on the Company’s balance sheet, $133.4 million of stock-based compensation, $20.5 million of depreciation and amortization, and $16.5 million of changes in fair value of servicing assets, partially offset by $33.4 million of gain on debt extinguishment. The increase in net changes in operating assets and liabilities was primarily related to $192.9 million in principal payments received for loans held-for-sale, $48.0 million in principal payments received for loans held in consolidated securitization, and $44.1 million of changes in accrued expenses and other liabilities, partially offset by $207.3 million of net payments from purchase and sale of loans held-for-sale, $8.7 million of changes in other assets, and $6.7 million of payments on beneficial interest liabilities.

Net Cash from Investing Activities

Net cash used in investing activities was $237.7 million for the year ended December 31, 2024 as a result of $323.1 million purchases and originations of loans held-for-investment and $63.3 million acquisition of beneficial interest assets, partially offset by $145.3 million in principal payments received for loans held-for-investment.

Net Cash from Financing Activities

Net cash provided by financing activities was $559.9 million for the year ended December 31, 2024 primarily due to $909.5 million of proceeds from issuance of the 2029 and 2030 Notes, net of debt issuance costs and $387.3 million of proceeds from warehouse borrowings, partially offset by $357.4 million repayments of warehouse borrowings, $325.3 million of payments for repurchases of convertible notes, and $55.4 million of principal payments made on securitization notes.

Composition of Balance Sheet Loan Portfolio

As of December 31, 2024, we held $806.3 million of loans on our consolidated balance sheet. $455.2 million of these loans were originated for research and development purposes, primarily in support of our auto lending products, HELOCs, and expansion of our unsecured personal loan product to new categories of

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
borrowers. We also held $248.2 million of core personal loans which would otherwise be immediately purchased by institutional investors and $102.9 million of core personal loans held by the consolidated securitization. We will continue to utilize our capital to support research and development activities and, at times, as a funding source for core personal loans during periods of marketplace funding constraints. The extent and timing of utilizing our capital as a funding source for loans will largely depend on the availability of capital in our marketplace relative to the demand from qualified borrowers and our business priorities. We plan to sell loans held on our balance sheet to institutional investors over time in the form of secondary sales or securitizations.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value determination requires the selection and use of valuation techniques and inputs subject to judgments and estimates that can significantly affect the amounts reported in the financial statements.

The Company considers determination of fair value of loans, payable to securitization note holders, and beneficial interests as critical accounting policies. We use a discounted cash flow model to estimate the fair value of these financial instruments based on the present value of estimated future cash flows. The model uses observable and unobservable inputs and reflects our best estimates of the assumptions a market participant would use to calculate fair value. Fair value of loans and payable to securitization note holders is based on inputs, such as discount rates, credit risk rates, and expected prepayment rates. These inputs are based on historical performance of loans facilitated through our platform, as well as the consideration of market participant requirements and use of observable market data for notes payable held in consolidated securitization. Fair value of beneficial interests, which represent the Company’s right to receive cash payments or an obligation to make cash payments as part of its committed capital and other co-investment arrangements with third parties, is based on discount rates and credit risk rate spreads. Credit risk rate spreads are the measurement of estimated credit performance of underlying loan portfolios as of the reporting date against set expectations.

For further information on fair value measurement refer to “Note 5. Fair Value Measurement” in Part II, Item 8 of this Annual Report on Form 10-K.

Upstart Holdings, Inc.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in market discount rates, credit risks, and interest rates. We are exposed to market risk directly through loans and securities held on our consolidated balance sheets, access to the securitization markets, institutional investor demand for loans facilitated through our marketplace, and availability of funding under our warehouse credit facilities. Our inability or failure to manage market risks could harm our business, financial condition or results of operations.
Discount Rate Risk

Discount rate sensitivity refers to the risk of loss to future earnings, values or future cash flows that may result from changes in market discount rates.
As of December 31, 2023 and 2024, we were exposed to market discount rate risk on $977.3 million and $703.4 million, respectively, of loans held on our consolidated balance sheets, excluding loans held in consolidated securitization. The fair value of these loans is estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The changes in the discount rates for loans held on our balance sheet reflect the expected returns of similar financial instruments available in the market and can be caused by changes in the market interest rates, expected loan performance, and other factors. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $11.7 million and $23.1 million decrease, respectively, in the fair value of loans as of December 31, 2023 and a $9.0 million and $17.9 million decrease, respectively, as of December 31, 2024.

As of December 31, 2023 and 2024, we held $179.1 million and $102.9 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes and residual certificates issued as part of the consolidated securitization, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, their value is eliminated as part of the consolidation process. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $2.4 million and $4.8 million decrease, respectively, in the fair value of loans held in the consolidated securitization as of December 31, 2023, and a $1.1 million and $2.3 million decrease, respectively, as of December 31, 2024.

As of December 31, 2023 and 2024, we were also exposed to market discount rate risk on payable to securitization note holders of $141.4 million and $87.3 million, respectively. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $1.9 million and $3.7 million decrease, respectively, in the fair value of payable to securitization holders on the consolidated balance sheet as of December 31, 2023, and do not result in a material impact to the fair value of payable to securitization note holders as of December 31, 2024.

As of December 31, 2023 and 2024, we were also exposed to market discount rate risk on other financial instruments, including $41.0 million and $176.8 million of beneficial interest assets, respectively. Beneficial interest assets are estimated at fair value using a discounted cash flow model which considers projected defaults, losses and recoveries to project future losses and net cash flows on the underlying loans. We use two different discount rates for expected cash flows associated with demonstrated to-date credit performance and those associated with future credit performance. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $1.2 million and $2.4 million decrease, respectively, in the fair value of beneficial interest assets as of December 31, 2023, and a $3.2 million and $6.4 million decrease, respectively, as of December 31, 2024.

Upstart Holdings, Inc.
Credit Risk

Credit risk refers to the risk of loss of loans arising from individual borrower default due to inability or unwillingness to meet their financial obligations. The performance of certain financial instruments, including loans, beneficial interests, securitization notes and residual certificates, and payable to securitization note holders on our consolidated balance sheets are dependent on the credit performance of loans facilitated by us. To manage this risk, we monitor borrower payment performance through our lending marketplace and utilize our AI capabilities to price loans in a manner that we believe is reflective of their credit risk.

The fair values of these loans, beneficial interests, securitization notes and residual certificates, and payable to securitization note holders are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions. These instruments are sensitive to changes in credit risk.

As of December 31, 2023 and 2024, we were exposed to credit risk on $977.3 million and $703.4 million, respectively, of loans held on our consolidated balance sheets, excluding loans held in consolidated securitization. Loans bear fixed interest rates and are carried on our consolidated balance sheets at fair value. As of December 31, 2023, a hypothetical 10% and 20% increase in credit risk would result in a $12.5 million and $25.0 million decrease, and as of December 31, 2024, a hypothetical 10% and 20% increase in credit risk would result in a $9.1 million and $18.1 million decrease in the fair value of loans, respectively.

As of December 31, 2023 and 2024, we held $179.1 million and $102.9 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes and residual certificates issued by the consolidated entities, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, the residual certificates value is eliminated as part of the consolidation process. A hypothetical 10% and 20% increase in the credit risk would result in a $2.7 million and $5.2 million decrease, respectively, in the fair value of loans held in consolidated securitization as of December 31, 2023 and a $1.8 million and $3.6 million decrease, respectively, as of December 31, 2024.

We are also exposed to credit risk through credit risk rate spreads on beneficial interest assets and beneficial interest liabilities held on the consolidated balance sheet of $41.0 million and $4.2 million, respectively, as of December 31, 2023, and $176.8 million and $10.1 million, respectively, as of December 31, 2024. These assets and liabilities are associated with committed capital and other co-investment arrangements with institutional investors and lending partners, in which the Company puts certain amounts of assets at risk. See “Note 4. Beneficial Interests” for additional information on maximum exposure to losses from these arrangements. A hypothetical 10% and 20% adverse change in credit risk spread would result in a $9.1 million and $16.7 million decrease, respectively, in the fair value of beneficial interest assets held on our consolidated balance sheet, and would result in a $5.6 million and $11.2 million increase in the fair value of beneficial interest liabilities on our consolidated balance sheet, respectively, as of December 31, 2023. A hypothetical 10% and 20% adverse change in credit risk spread would result in a $44.4 million and $89.6 million decrease, respectively, in the fair value of beneficial interest assets, and would result in a $4.7 million and $10.3 million increase in the fair value of beneficial interest liabilities, respectively, as of December 31, 2024.

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

Upstart Holdings, Inc.

As of December 31, 2023 and 2024, we held $467.8 million and $976.3 million, respectively, related to cash, cash equivalents and restricted cash in business checking accounts and interest-bearing deposit accounts as well as money market accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation, or FDIC. We reduce credit risk by placing our cash, cash equivalents and restricted cash in reputable institutions.

As of December 31, 2023 and 2024, $62.7 million and $137.4 million, respectively, of the Company’s cash was held by one of our institutional investors in relation to the line of credit receivable and the beneficial interest asset. We mitigate our risk exposure through corporate guarantees provided by the investor.
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

An increase or decrease in interest rates may also impact our exposure to interest rate risk on our warehouse credit facilities. As of December 31, 2023 and 2024, we were exposed to interest rate risk on $387.4 million and $195.6 million, respectively, under our warehouse credit facilities, which bear floating interest rates. Changes in interest rates may impact our cost of borrowing. We have entered into interest rate cap agreements in connection with certain warehouse credit facilities with an aggregate notional amount of $241.1 million. The interest rate caps provide protection for certain credit facilities against exposure to changes in cash flows to the extent the 1-month SOFR exceeds the strike rate. The Upstart Auto Warehouse Trust interest rate cap matures in April 2029 and the Upstart Loan Trust interest rate cap matures June 2025. Refer to “Note 9. Interest Rate Cap Arrangements” for further details.
Equity Investment Risk

Our non-marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our investments.

Our non-marketable equity investments are in equity securities of privately-held companies without readily determinable fair values. We elected to account for each such investment using the measurement alternative which is cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment and is inherently complex due to the lack of readily available market data. We consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of each investment. We also assess our non-marketable equity securities for impairment on a quarterly basis. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations. Adjustments and impairments are recorded in other expense on the consolidated statements of operations and comprehensive loss upon recognition of such adjustments or impairments. As of December 31, 2023 and 2024, the carrying value of our non-marketable equity securities, which do not have readily determinable fair values, totaled $41.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Upstart Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Upstart Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Upstart Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Valuation of Loans and Beneficial Interests and Unobservable Inputs Therein

– Loans at Fair Value – See Notes 1 and 5

– Beneficial Interests at Fair Value – See Notes 1, 4 and 5

Critical Audit Matter Description

The Company has elected the fair value option for loans and beneficial interests, which are valued using unobservable inputs significant to the fair value measurement. The Company estimates the fair value of loans and beneficial interests using a discounted cash flow model based on the present value of estimated future cash flows.

The fair value methodology for loans considers historical defaults, losses and recoveries to project future losses and net cash flows on loans that are discounted using an estimate of market rates of return. Primary inputs that require significant judgment include discount rates and credit risk rates. These inputs are based on historical performance of loans facilitated through the Company’s platform, management’s consideration of market participant requirements and use of observable market data for notes payable related to valuation of loans held in the consolidated securitization.

Primary inputs related to the beneficial interests that require significant judgment include discount rates and credit risk rate spreads. Credit risk rate spreads are the measurement of estimated credit performance of underlying loan portfolios as of the reporting date against set expectations. The discount rate is the market rates of return that reflect the risk premium related to the cash flows, and reflect the Company’s best estimates of the assumptions a market participant would use to determine fair value of its beneficial interests.

Given the significant judgments made by management in selecting the unobservable inputs used in estimating fair value of the loans and beneficial interests, performing audit procedures to evaluate the reasonableness of management’s judgments related to the selection of the discount rates, and credit risk rates for loans and discount rates and credit risk rate spreads for beneficial interests required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the unobservable inputs used by management to estimate the fair value of the loans and beneficial interests included the following, among others:

•We tested the effectiveness of management’s internal controls relating to estimation of the fair value of the loans and beneficial interests, including controls related to management’s selection of the discount rates and credit risk rates for loans and discount rates and credit risk rate spreads for beneficial interests.

•We evaluated the accuracy and completeness of the data used in estimation of the fair value of the loans and beneficial interests.

•With the assistance of our fair value specialists, we developed independent estimates of the fair value of the loans and beneficial interests, and compared our estimates to the Company’s estimates.

/s/ Deloitte & Touche LLP

San Francisco, California
February 13, 2025

We have served as the Company’s auditor since 2015.

Upstart Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	December 31,
	2023	2024
Assets
Cash and cash equivalents	$368,405	$788,422
Restricted cash	99,382	187,841
Loans (at fair value)(1)	1,156,413	806,304
Property, equipment, and software, net	42,655	39,013
Operating lease right of use assets	54,694	43,455
Beneficial interest assets (at fair value)	41,012	176,848
Non-marketable equity securities	41,250	41,250
Goodwill	67,062	67,062
Other assets (includes $48,897 and $107,627 at fair value as of December 31, 2023 and December 31, 2024, respectively)	146,227	216,763
Total assets(2)	$2,017,100	$2,366,958
Liabilities and Stockholders’ Equity
Liabilities:
Payable to investors	$53,580	$60,173
Borrowings	1,040,424	1,402,168
Payable to securitization note holders (at fair value)	141,416	87,321
Accrued expenses and other liabilities (includes $10,510 and $15,883 at fair value as of December 31, 2023 and December 31, 2024, respectively)	84,051	133,800
Operating lease liabilities	62,324	50,278
Total liabilities(2)	1,381,795	1,733,740
Stockholders’ equity:
Common stock, $0.0001 par value; 700,000,000 shares authorized; 86,330,303 and 93,469,721 shares issued and outstanding as of December 31, 2023 and December 31, 2024, respectively	9	9
Additional paid-in capital	917,872	1,044,366
Accumulated deficit	(282,576)	(411,157)
Total stockholders’ equity	635,305	633,218
Total liabilities and stockholders’ equity	$2,017,100	$2,366,958
____________

(1)Includes $179.1 million and $102.9 million of loans, at fair value, contributed as collateral for the consolidated securitization as of December 31, 2023 and 2024, respectively. Refer to “Note 5. Fair Value Measurement” for details.

(2)The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by Upstart Holdings, Inc. at December 31, 2023 and 2024, respectively. The liabilities of each of VIE can only be settled using the assets of the corresponding VIE and creditors of these entities do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Consolidated Balance Sheets (Continued)
(In thousands, except share data)

	December 31,	December 31,
	2023	2024
Assets
Cash and cash equivalents	$1,603	$1,312
Restricted cash	23,450	47,642
Loans (at fair value)	1,147,423	750,184
Other assets (includes $5,958 and $1,864 at fair value as of December 31, 2023 and December 31, 2024, respectively)	22,917	12,971
Total assets	$1,195,393	$812,109

Liabilities
Payable to investors	$121	$154
Borrowings	387,440	195,606
Payable to securitization note holders (at fair value)	141,416	87,321
Accrued expenses and other liabilities	1,975	4,493
Total liabilities	530,952	287,574
Total net assets	$664,441	$524,535

The accompanying notes are an integral part of these consolidated financial statements.

Upstart Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2023	2024
Revenue:
Revenue from fees, net	$907,272	$560,431	$635,466
Interest income, interest expense, and fair value adjustments, net:
Interest income(1)	105,580	168,996	186,360
Interest expense(1)	(10,843)	(34,894)	(40,433)
Fair value and other adjustments(1)	(159,565)	(180,971)	(144,865)
Total interest income, interest expense, and fair value adjustments, net	(64,828)	(46,869)	1,062
Total revenue	842,444	513,562	636,528
Operating expenses:
Sales and marketing	345,776	127,143	166,800
Customer operations	187,994	150,418	157,996
Engineering and product development	237,247	280,138	253,653
General, administrative, and other	185,290	212,388	230,935
Total operating expenses	956,307	770,087	809,384
Loss from operations	(113,863)	(256,525)	(172,856)
Other income, net	9,473	21,206	18,793
Expense on convertible notes	(4,684)	(4,706)	(7,694)
Gain on debt extinguishment	—	—	33,361
Net loss before income taxes	(109,074)	(240,025)	(128,396)
(Benefit) provision for income taxes	(409)	107	185
Net loss	$(108,665)	$(240,132)	$(128,581)

Net loss per share, basic	$(1.31)	$(2.87)	$(1.44)
Net loss per share, diluted	$(1.31)	$(2.87)	$(1.44)
Weighted-average number of shares outstanding used in computing net loss per share, basic	82,771,268	83,765,896	89,450,038
Weighted-average number of shares outstanding used in computing net loss per share, diluted	82,771,268	83,765,896	89,450,038
____________
(1)Balances for the year ended December 31, 2023 and 2024 include amounts related to the consolidated securitization. Refer to “Note 2. Revenue” for details.

The accompanying notes are an integral part of these consolidated financial statements.

Upstart Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 30, 2021	83,659,665	$8	$740,849	$66,221	$807,078
Issuance of common stock upon exercise of stock options	2,464,572	1	12,353	—	12,354
Issuance of common stock upon settlement of restricted stock units	866,717	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(619)	—	(16)	—	(16)
Repurchase and retirement of restricted stock	(10,279)	—	—	—	—
Stock-based compensation expense	—	—	131,905	—	131,905
Issuance of common stock under employee stock purchase plan	162,796	—	7,662	—	7,662
Repurchases of stock	(5,883,176)	(1)	(177,882)	—	(177,883)
Net loss	—	—	—	(108,665)	(108,665)
Balance as of December 31, 2022	81,259,676	$8	$714,871	$(42,444)	$672,435
Issuance of common stock upon exercise of stock options	1,441,787	1	12,880	—	12,881
Issuance of common stock upon settlement of restricted stock units	3,170,158	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(777)	—	(15)	—	(15)
Stock-based compensation expense	—	—	181,705	—	181,705
Issuance of common stock under employee stock purchase plan	459,459	—	8,431	—	8,431
Net loss	—	—	—	(240,132)	(240,132)
Balance as of December 31, 2023	86,330,303	$9	$917,872	$(282,576)	$635,305
Issuance of common stock upon exercise of stock options	3,159,674	—	21,414	—	21,414
Issuance of common stock upon settlement of restricted stock units	3,646,748	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(568)	—	(22)	—	(22)
Stock-based compensation expense	—	—	137,720	—	137,720
Issuance of common stock under employee stock purchase plan	333,564	—	7,685	—	7,685
Purchase of capped calls	—	—	(40,883)	—	(40,883)
Settlement of capped calls	—	—	580	—	580
Net loss	—	—	—	(128,581)	(128,581)
Balance as of December 31, 2024	93,469,721	$9	$1,044,366	$(411,157)	$633,218

The accompanying notes are an integral part of these consolidated financial statements.

Upstart Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2023	2024
Cash flows from operating activities
Net loss	$(108,665)	$(240,132)	$(128,581)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of loans	170,841	190,320	125,002
Change in fair value of servicing assets	12,962	22,171	16,490
Change in fair value of servicing liabilities	(7,114)	(2,013)	(1,246)
Change in fair value of beneficial interest assets	—	21,672	5,151
Change in fair value of beneficial interest liabilities	—	4,817	12,568
Change in fair value of other financial instruments	(7,811)	(2,145)	4,130
Stock-based compensation	125,945	175,039	133,400
Gain on loan servicing rights, net	(28,739)	(13,713)	(15,449)
Gain on debt extinguishment	—	—	(33,361)
Depreciation and amortization	13,513	24,903	20,549
Loan premium amortization	—	(3,869)	(17,021)
Non-cash interest expense and other	3,047	3,057	3,217
Net changes in operating assets and liabilities:
Purchases of loans held-for-sale	(7,807,429)	(3,006,510)	(4,309,268)
Proceeds from sale of loans held-for-sale	6,828,617	2,514,627	4,101,937
Principal payments received for loans held-for-sale	152,018	189,746	192,889
Principal payments received for loans held by consolidated securitization	—	24,832	47,997
Payments on beneficial interest liabilities	—	(596)	(6,700)
Other assets	4,173	(8,932)	(8,690)
Operating lease liability and right-of-use asset	10,204	(6,822)	(807)
Payable to investors for beneficial interest assets(1)	—	5,792	—
Accrued expenses and other liabilities	(19,422)	(3,956)	44,124
Net cash provided by (used in) operating activities	(657,860)	(111,712)	186,331

Cash flows from investing activities
Purchases and originations of loans held-for-investment	(149,298)	(157,223)	(323,096)
Proceeds from sale of loans held-for-investment	14,289	972	—
Principal payments received for loans held-for-investment	43,311	102,446	145,266
Principal payments received for notes receivable and repayments of residual certificates	6,736	4,328	5,917
Settlements of beneficial interest assets	—	—	(4,469)
Purchases of property and equipment	(8,825)	(1,527)	(837)
Capitalized software costs	(14,088)	(10,559)	(9,153)
Acquisition of beneficial interest assets	—	(56,892)	(63,284)
Proceeds from beneficial interest assets	—	—	11,930

Upstart Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2023	2024
Purchases of non-marketable equity securities	(1,250)	—	—
Purchase of certificates of deposit	(5,000)	—	—
Net cash used in investing activities	(114,125)	(118,455)	(237,726)

Cash flows from financing activities
Proceeds from warehouse borrowings	688,813	626,910	387,281
Proceeds from convertible notes issuance, net of debt issuance costs paid to lender	—	—	913,440
Payment of debt issuance costs to third party	—	—	(3,945)
Repayments of warehouse borrowings	(400,898)	(575,937)	(357,352)
Payments for repurchases of convertible notes	—	—	(325,344)
Purchase of capped calls	—	—	(40,883)
Settlement of capped calls	—	—	580
Principal payments made on securitization notes	—	(23,320)	(55,368)
Payable to investors(1)	(16,821)	(48,781)	12,385
Proceeds from issuance of securitization notes	—	165,318	—
Proceeds from issuance of common stock under employee stock purchase plan	7,662	8,431	7,685
Proceeds from exercise of stock options	12,354	12,881	21,414
Taxes paid related to net share settlement of equity awards	(16)	(15)	(22)
Repurchases of common stock	(177,883)	—	—
Net cash provided by financing activities	113,211	165,487	559,871
Change in cash, cash equivalents and restricted cash	(658,774)	(64,680)	508,476
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of year	1,191,241	532,467	467,787
Cash, cash equivalents and restricted cash at end of year	$532,467	$467,787	$976,263

Supplemental disclosures of cash flow information
Cash paid for interest	$12,473	$36,547	$43,119
Cash (received) paid for income taxes, net	328	(658)	258

Supplemental disclosures of non-cash investing and financing activities
Settlement of borrowings in connection with loan sale	$—	$—	$221,749
Securities retained under unconsolidated securitization transaction	4,680	13,172	13,001
Beneficial interests obtained in connection with loan sale	—	—	90,565
Capitalized stock-based compensation expense	5,960	6,666	4,320
Issuance costs of new convertible notes	—	—	(443)
Issuance of line of credit receivable	—	—	(54,780)
Securities retained under consolidated securitization transaction	—	44,763	—
Beneficial interest assets included in payable to investors	—	5,792	—

Upstart Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

____________
(1) During the year ended December 31, 2024, the Company elected to change the presentation of changes in the payable to investors balance on the consolidated statement of cash flows, refer to “Note 1. Description of Business and Significant Accounting Policies” for further details.

The following presents cash, cash equivalents and restricted cash by category within the consolidated balance sheets:

	December 31,	December 31,
	2023	2024
Cash and cash equivalents	$368,405	$788,422
Restricted cash	99,382	187,841
Total cash, cash equivalents and restricted cash	$467,787	$976,263

The accompanying notes are an integral part of these consolidated financial statements.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

 1.    Description of Business and Significant Accounting Policies
Description of Business

Upstart Holdings, Inc. and its subsidiaries (together “Upstart”, the “Company”, “management”, “we”, or “our”) apply artificial intelligence models and cloud applications to the process of underwriting consumer credit. The Company helps originate credit by providing lending partners with access to a proprietary, cloud-based, artificial intelligence lending marketplace. As the Company’s technology continues to improve and additional lending partners adopt the Upstart platform, consumers benefit from improved access to affordable and frictionless credit. The Company currently operates in the United States and is headquartered in San Mateo, California. The Company’s fiscal year ends on December 31.
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
Reclassifications

During the second quarter of 2024, the Company elected to change its presentation of changes in the payable to investors balance on the consolidated statement of cash flows. Payable to investors balance consists of a) liabilities associated with fiduciary cash that is temporarily held by the Company on behalf of our institutional investors and is presented within restricted cash on the consolidated balance sheets; and b) cash payable to investors for acquisitions or settlements of beneficial interests. Under the new presentation, the portion of the payable to investors balance related to fiduciary cash is reclassified from operating to financing activities within the consolidated statement of cash flows. There is no change in the presentation for the change in the payable to investors balance related to acquisition and settlements of beneficial interests. Comparative amounts have been reclassified to conform to the current year presentation. The following tables present the effects of the changes in presentation within the consolidated statements of cash flows:

	Year Ended December 31, 2022
	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities
Payable to investors	$(16,821)	$16,821	$—
Payable to investors for beneficial interest assets	—	—	—
Net cash provided by (used in) operating activities	(674,681)	16,821	(657,860)

Cash flows from financing activities
Payable to investors(1)	—	(16,821)	(16,821)
Net cash provided by (used in) financing activities	$130,032	$(16,821)	$113,211

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31, 2023
	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities
Payable to investors	$(42,989)	$42,989	$—
Payable to investors for beneficial interest assets	—	5,792	5,792
Net cash provided by (used in) operating activities	(160,493)	48,781	(111,712)

Cash flows from financing activities
Payable to investors(1)	—	(48,781)	(48,781)
Net cash provided by (used in) financing activities	$214,268	$(48,781)	$165,487
____________
(1) Related to liabilities associated with fiduciary cash that is temporarily held by the Company on behalf of our institutional investors.

The reclassification had no impact on the consolidated balance sheets, consolidated statements of operations and comprehensive loss or consolidated statements of shareholders’ equity.
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
Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consists of deposits held with financial institutions in checking and interest-bearing deposit accounts as well as money market accounts. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash primarily consists of deposit accounts that are held in our custody but restricted for regulatory or legal purposes. Restricted cash includes fiduciary funds received from borrowers for interest and principal applied to loans as part of loan servicing, but not yet distributed to institutional investors as well as collateral provided by institutional investors in relation to loan purchases. Restricted cash also consists of collateral for a letter of credit required under an operating lease agreement, cash received from borrowers for interest and principal applied to loans pledged to warehouse credit facilities, but not yet distributed to the Company, and cash balances restricted in connection with committed capital and other co-investment agreements.
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

Assets and liabilities measured at fair value on a recurring basis include loans, line of credit receivable, notes receivable and residual certificates, loan servicing assets and liabilities, derivatives, beneficial interests, payable to securitization note holders, and trailing fee liabilities. When developing fair value measurements, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs.

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
Financial Instruments not Measured at Fair Value

The Company’s financial instruments not measured at fair value consist primarily of cash and cash equivalents, restricted cash, and other assets (excluding certain financial instruments, which are measured at fair value, such as line of credit receivable, loan servicing assets, interest rate caps, notes receivable and residual certificates), accounts payable, payable to investors, and other liabilities (excluding certain financial instruments, such as loan servicing liabilities, beneficial interest liabilities, and trailing fee liabilities which are measured at fair value). Payable to investors includes amounts of loan repayments not yet distributed to institutional investors, as well as amounts received from institutional investors but not yet invested directly in whole loans. The carrying values of these financial instruments approximates their respective fair values due to their short-term nature.

Borrowings are presented at par, net of debt issuance costs that are amortized over the contractual term using the effective interest method, with accrued interest included as part of accrued expenses and other liabilities on the consolidated balance sheets. The carrying value of borrowings associated with the warehouse credit facilities approximates the fair value due to their relatively short maturities.
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
Consolidated Securitization

The Company elected the measurement alternative under Accounting Standards Codification (“ASC”) 810, Consolidation, and maximizes the use of observable inputs to estimate the fair value of the financial assets and liabilities of a consolidated securitization entity. Under the measurement alternative, the Company determined that the fair value of the liabilities, which consists of securitization notes and residual certificates issued by the entity, is based on more observable inputs than inputs used to determine the fair value of the assets, which consists of held-for-sale loans. Thus, the fair value of these loans is determined by the sum of the fair value of the related securitization notes and residual certificates. The fair value is corroborated with discounted cash flow that considers projected prepayments and historical defaults, losses and recoveries to project future losses and net cash flows on loans, discounted using an estimate of market rates of return. The value of residual certificates issued and retained by the Company is eliminated upon consolidation. Changes in the fair value of these assets and liabilities are included in the consolidated statements of operations and comprehensive loss.

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

Loan servicing assets and liabilities are recorded in other assets and accrued expenses and other liabilities, respectively, in the consolidated balance sheets, with changes in fair value recorded in servicing revenue, net, which is part of revenue from fees, net in the consolidated statements of operations and comprehensive loss. Refer to “Note 2. Revenue” for further details.

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
Derivative Financial Instruments
The Company evaluates its contracts and financial instruments to determine if these contracts and instruments or their parts meet the definition of derivatives in accordance with the requirements of ASC 815, Derivatives and Hedging. Derivatives are recorded on the consolidated balance sheets at fair value with changes in the value recorded in earnings on the consolidated statements of operations and comprehensive loss, and are reported within the net cash used in operating activities in the consolidated statements of cash flows. The Company uses derivative financial instruments to manage risks related to our ongoing business operations, including managing

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

interest rates on our warehouse facilities. The Company does not employ derivatives for trading or speculative purposes and has no derivatives classified as accounting hedges.
Beneficial Interests

Beneficial interests represent the Company’s right to receive cash payments from or an obligation to make cash payments to certain institutional investors and lending partners based on the credit performance of the underlying loan portfolios. The Company evaluates these arrangements to determine if they or their components meet the characteristics of derivative financial instruments.

In certain arrangements, the Company is obligated to make payments to these third-parties or is entitled to receive payments from them if credit performance of the loans sold or originated under the arrangements deviates from initial expectations set at the time of loan sale or origination. These arrangements meet the definition of derivatives under ASC 815, Derivatives and Hedging, and are measured at their fair value. Under other arrangements, the Company makes an initial investment and is entitled to a portion of cash flows from repayments received over time on the underlying loan portfolios sold under theses arrangements. These cash flows vary depending on the demonstrated credit performance relative to our expectations. These arrangements are debt-like financial instruments with embedded derivatives related to the variability of demonstrated credit performance of underlying loan portfolios against initial expectations. The Company elected to account for these hybrid instruments at fair value under ASC 825, Financial Instruments. For all arrangements, changes in fair value and other adjustments are recognized on the consolidated statements of operations and comprehensive loss. Refer to “Note 4. Beneficial Interests” and “Note 5. Fair Value Measurement” for additional information.
Non-marketable Equity Securities

The Company’s strategic investments consists of non-marketable equity securities on the consolidated balance sheets which are investments in privately held companies. Non-marketable equity securities do not have a readily determinable fair value and are measured by the Company at cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “measurement alternative”). Gains and losses on the investment, realized and unrealized, are recognized in other income (expense), net on our consolidated statements of operations and comprehensive loss and a new carrying value is established for the investment upon such recognition of the gains and losses. There have been no unrealized or realized gains and losses or impairments related to the non-marketable equity securities accounted for under the measurement alternative for the years presented.

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
Revenue Recognition

The Company’s revenue consists of two components: revenue from fees, net and interest income, interest expense, and fair value adjustments, net. The revenue from fees, net line item on the consolidated statements of operations and comprehensive loss is primarily comprised of platform and referral fees, net, which are recognized in accordance with ASC 606, Revenue from Contracts with Customers, and servicing and other fees, net, which are accounted for under ASC 860, Transfers and Servicing. Refer to “Note 2. Revenue” for further information.
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
Stock-Based Compensation

The Company issues stock options and restricted stock units (“RSUs”) to employees and non-employees, including directors and third-party service providers, and employee stock purchase rights granted under the Company’s employee stock purchase plan (“ESPP”). The Company also had previously granted performance-based restricted stock units (“PRSUs”). Stock options and employee stock purchase rights granted under the ESPP are initially measured at fair value at the date of grant using the Black-Scholes option-pricing model. RSUs and restricted stock are measured at the fair market value of our common stock at the grant date. PRSUs are initially measured at fair value using a Monte Carlo simulation model. Stock-based compensation expenses are recognized based on their respective grant-date fair values. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures, such that the expense is recorded only for those awards that are expected to vest.
Other Income, Net

Other income, net primarily consists of dividend income earned by the Company on its unrestricted cash and cash equivalents balance which is recognized in the period earned.
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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Net Loss Per Share

The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the year to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the year had been distributed.

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the year.

Diluted net loss per share is the amount of net loss available to each share of common stock outstanding during the reporting year, adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, unvested RSUs, purchase rights committed under the ESPP, and convertible debt. The calculation of diluted net loss per share excludes all anti-dilutive common shares. For years in which the Company reports net losses, basic and diluted net loss per share are the same because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker, and an amount for other segment items by reportable segment, with a description of its composition. In addition, the amendments enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. The Company adopted this guidance effective for its 2024 Annual Report on Form 10-K and has made the required disclosures. Refer to “Note 15. Segment Information” for these disclosures.
Recently Issued Accounting Pronouncements
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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive
Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disaggregated disclosures in the notes to the financial statements for certain expenses such as employee compensation, depreciation, and intangible asset amortization, which are commonly presented in aggregate. This ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of these amendments to its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The amendments in this update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for annual reporting periods beginning after December 15, 2025 with early adoption permitted. The Company is currently evaluating the impact of these amendments to its consolidated financial statements and related disclosures.

 2.    Revenue
Revenue from Fees, Net

The Company disaggregates revenue from fees by type of service for the years presented as follows:

	Year Ended December 31,
	2022	2023	2024
Revenue from fees, net:
Platform and referral fees, net	$732,237	$414,120	$502,411
Servicing and other fees, net	175,035	146,311	133,055
Total revenue from fees, net	$907,272	$560,431	$635,466
Platform and Referral Fees, Net

Lending Partners. The Company enters into contracts with lending partners to provide access to a cloud-based artificial intelligence lending marketplace developed by the Company (the “Upstart platform”) to enable lending partners to originate unsecured personal and secured auto refinance loans. The Upstart platform includes a cloud-based application (through Upstart.com or a lending partner-branded program) for submitting loan applications, verifying information provided within submitted applications, risk underwriting (through a series of proprietary technology solutions), delivery of electronic loan offers, and if the offer is accepted by the borrower, electronic loan documentation signed by the borrower. Lending partners can specify certain parameters of loans they are willing to originate. Under these contracts, lending partners can choose to use Upstart’s referral services, which allow them to access new borrowers through Upstart’s marketing channels.

After origination, Upstart-powered loans are either retained by lending partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans not retained by the lending partners, the Company pays the lending partners a one-time loan premium fee upon completion of the minimum contractual holding period and a monthly loan trailing fee based on the amount and timing of principal and interest payments made by the borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers, which are our lending partners, and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the consolidated statements of operations and comprehensive loss. The Company recognized $27.7 million, $8.1 million, and $11.5 million of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net during the years ended December 31, 2022, 2023 and 2024, respectively.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The Company recognized $4.3 million and $4.6 million of loan trailing fee liability as of December 31, 2023 and 2024, which is recorded at fair value and included within accrued expenses and other liabilities on the Company’s consolidated balance sheets. Refer to “Note 5. Fair Value Measurement” for additional information on changes in fair value associated with trailing fee liabilities.

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

Auto Dealerships. The Company enters into subscription agreements with auto dealerships to access Upstart Auto Retail software, a cloud-based solution that facilitates dealership operations and enables them to provide consumers with access to Upstart-powered auto loans. Subscription agreements generally have a contractual term of one to six months with evergreen monthly renewals. The Company bills customers on a monthly basis. Subscription fees are recognized over the contract term as the performance obligation is satisfied, and is included within platform and referral fees, net in the consolidated statements of operations and comprehensive loss. The Company recognized an immaterial amount, $3.8 million, and $5.4 million of subscription fee revenue for the years ended December 31, 2022, 2023 and 2024, respectively.

The Company had $19.5 million and $19.0 million of accounts receivable that are included in other assets on the consolidated balance sheets related to contracts with customers as of December 31, 2023 and 2024, respectively. The standard payment terms on accounts receivable are 30 days. The Company’s allowance for bad debt and bad debt expense were immaterial for the years presented.

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to employees in connection with the acquisition of lending partners. Capitalized costs are amortized over the expected period of benefit, which we have determined, based on an analysis, to be three years. The Company applies the practical expedient to expense costs to obtain contracts with customers if the amortization period is one year or less. As of December 31, 2023 and 2024, the Company had $2.7 million and $2.5 million of contract costs, respectively, capitalized within other assets on the consolidated balance sheets. During the years ended December 31, 2022, 2023 and 2024, the Company recognized an amortization expense of $2.8 million, $3.2 million, and an $3.2 million, respectively, of capitalized contracts costs to sales and marketing in the consolidated statements of operations and comprehensive loss for the years presented.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Customers accounting for greater than 10% of total revenue were as follows:

	Year Ended December 31,
	2022	2023	2024
Customer A	28%	23%	27%
Customer B	45%	29%	26%
Customer C	*	*	10%
Customer D	*	11%	*

Customers accounting for greater than 10% of accounts receivable were as follows:

	December 31,	December 31,
	2023	2024
Customer E	*	15%
Customer B	11%	*
Customer D	15%	*
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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents the components of servicing and other fees, net as part of revenue from fees, net in the Company’s consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2022	2023	2024
Servicing fees	$115,742	$107,008	$89,323
Borrower fees	25,208	29,139	26,444
Collection agency fees	10,519	15,865	16,405
Other fees	675	743	677
Net gain (loss) on servicing rights and fair value adjustments	22,891	(6,444)	206
Total servicing and other fees, net	$175,035	$146,311	$133,055
Interest Income, Interest Expense, and Fair Value Adjustments, Net

Interest income, interest expense, and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments held in the Company’s normal course of business at fair value, including loans, derivatives, beneficial interests, notes receivable and residual certificates, trailing fee liabilities, payable to securitization note holders, and line of credit receivable.

The following table presents components of the interest income, interest expense, and fair value adjustments, net presented in the Company’s consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2022	2023	2024
Interest income(1)	$105,580	$168,996	$186,360
Interest expense(1)	(10,843)	(34,894)	(40,433)
Fair value and other adjustments, net:
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net(1)	(101,422)	(130,440)	(111,175)
Realized loss on sale of loans, net	(58,143)	(24,042)	(15,983)
Fair value adjustments and realized losses on beneficial interests, net	—	(26,489)	(17,707)
Total fair value and other adjustments, net	(159,565)	(180,971)	(144,865)
Total interest income, interest expense, and fair value adjustments, net	$(64,828)	$(46,869)	$1,062
__________
(1) Includes interest income, interest expense and unrealized loss on loans, loan charge-offs, and other fair value adjustments, net related to the consolidated securitization as follows:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31,
	2022	2023	2024
Interest income, interest expense, and fair value adjustments, net related to consolidated securitization:
Interest income	$—	$19,697	$28,968
Interest expense	—	(6,733)	(9,598)
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net	—	(5,496)	(29,396)
Total interest income, interest expense, and fair value adjustments, net	$—	$7,468	$(10,026)
Interest Income

Interest income is recognized based on the terms of the underlying agreements with borrowers for loans and line of credit receivable held on the Company’s consolidated balance sheets and is earned over the life of a loan or a line of credit receivable.

Interest income also includes accrued interest earned on outstanding loans and line of credit receivable but not collected. Home equity lines of credit (“HELOCs”) that have reached a delinquency over 180 days and all other loans and line of credit receivable that have reached a delinquency over 120 days are charged off and do not accrue interest. The Company does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2023 and 2024, the Company has recorded $14.2 million and $8.2 million of accrued interest income in loans on the consolidated balance sheets, respectively. Accrued interest income on the line of credit receivable was immaterial as of December 31, 2024.
Interest Expense

Interest expense is primarily related to interest recorded on the Company’s borrowings on warehouse credit facilities and interest expense related to the consolidated securitization. Interest expense includes accrued interest incurred but not paid. Interest expense also includes changes in fair value of the interest rate caps. Refer to “Note 9. Interest Rate Cap Arrangements” for additional information. Accrued interest expenses for the warehouses were immaterial as of December 31, 2023 and 2024.
Fair Value and Other Adjustments, Net

Fair value and other adjustments, net include changes in fair value of financial instruments, other than loan servicing assets and liabilities and interest rate caps. These adjustments are recorded in the Company’s consolidated statements of operations and comprehensive loss and include both realized and unrealized changes to the value of related assets and liabilities. Refer to “Note 5. Fair Value Measurement” for additional information.

Fair value and other adjustments, net also includes amounts received from borrowers for previously charged-off loans held on the Company’s consolidated balance sheets. These amounts are recognized in the period when amounts are received. Amounts received from borrowers for previously charged-off loans were immaterial,$7.2 million, and $14.6 million for the years ended December 31, 2022, 2023 and 2024, respectively.

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

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

	December 31, 2023
	Assets	Liabilities	Net Assets
Consolidated securitization	$187,258	$141,420	$45,838
Consolidated warehouse entities	645,455	388,681	256,774
Other consolidated VIEs	362,680	851	361,829
Total consolidated VIEs	$1,195,393	$530,952	$664,441

	December 31, 2024
	Assets	Liabilities	Net Assets
Consolidated securitization	$109,739	$87,322	$22,417
Consolidated warehouse entities	430,887	196,982	233,905
Other consolidated VIEs	271,483	3,270	268,213
Total consolidated VIEs	$812,109	$287,574	$524,535
Consolidated Securitization
On July 6, 2023, the Company completed a private securitization securities offering (“UPST 2023-2”). As a retaining sponsor of the transaction, under risk retention requirements in Title 17 U.S. Code of Federal Regulations Part 246, Credit Risk Retention, promulgated by the SEC, the Company is required to retain at least 5% of the economic risk in UPST 2023-2. The Company elected to satisfy the risk retention requirements by holding eligible vertical retained interests in the form of a combination of securitization notes and residual certificates. The Company has also retained the remainder of the residual certificates issued as part of the transaction. The Company was the sole contributor of the collateral, which included $204.7 million outstanding principal balance of Upstart-powered loans held by the Company. The weighted-average coupon of the securitization notes issued was approximately

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

9.2%, and their sale generated approximately $165.3 million in gross cash proceeds. These proceeds and payments made on securitization notes are classified as financing activities in the consolidated statement of cash flows.

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
Unconsolidated VIEs

The Company’s transactions with unconsolidated VIEs include securitizations of unsecured personal whole loans and sales of whole loans to VIEs, including loan sales under its committed capital and other co-investment arrangements. Refer to “Note 4. Beneficial Interests” for additional information on unconsolidated VIEs related to committed capital and other co-investment arrangements.

Securitizations

While the Company continues to be involved with the unconsolidated VIEs in its role as the sponsor and the servicer of securitization transactions, the Company has determined that it is not the primary beneficiary of these entities. The Company’s unconsolidated VIEs include entities established as the issuers and grantor trusts for various securitization transactions.

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

During the year ended December 31, 2023, the Company exercised clean up calls related to two historical unconsolidated securitizations and subsequently liquidated the associated entities. As part of the clean up calls, the

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Company, as servicer, repurchased the remaining collateral and received the cash reserve amounts held by the related entities. Additionally, during the year ended December 31, 2024, the Company exercised clean up calls related to two unconsolidated securitizations and subsequently liquidated the associated entities. The clean up calls had no material impact on the consolidated financial statements of the Company for the years presented.

The following tables summarize the aggregate value of assets and liabilities of unconsolidated VIEs associated with securitizations in which the Company holds a variable interest but is not the primary beneficiary:

	December 31, 2023
	Assets(1)	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$445,929	$319,357	$126,572	$20,885
_________
(1) Represents cash and the unpaid principal balance of loans held by the unconsolidated VIEs.

	December 31, 2024
	Assets(1)	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$507,666	$363,890	$143,776	$25,774
_________
(1) Represents cash and the unpaid principal balance of loans held by the unconsolidated VIEs.

The Company’s maximum exposure to loss from its involvement with unconsolidated VIEs represents the value of securities retained and cash deposits made under the risk retention requirements for the related securitizations and estimates the loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is remote. The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $14.8 million and $22.1 million of securitization notes and residual certificates that are carried at fair value and included in other assets on the consolidated balance sheets as of December 31, 2023 and 2024, respectively. The Company also had $6.0 million and $3.7 million of cash deposits held as reserve accounts for related securitizations, included in other assets on the consolidated balance sheets as of December 31, 2023 and 2024, respectively.

For securitization transactions where the Company is not the risk retaining sponsor, and servicing is the only form of continuing involvement, the Company would only experience a loss if it were required to repurchase a loan due to a breach in representations and warranties and is not able to collect all repayments, refer to “Note 12. Commitments and Contingencies” for further information.

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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

In certain arrangements, the Company is obligated to make payments to these third-parties or is entitled to receive payments from them if credit performance of the loans sold or originated under the arrangements deviates from initial expectations set at the time of loan sale or origination. These arrangements meet the definition of derivatives under ASC 815 and can produce an asset or a liability depending on the credit performance of the underlying loan portfolio as of the reporting date, which are settled periodically in cash based on contractual terms. Under other arrangements, the Company makes an initial investment and is entitled to a portion of cash flows from repayments received over time on the underlying loan portfolios sold under theses arrangements. These cash flows vary depending on the demonstrated credit performance relative to our expectations. These arrangements are debt-like financial instruments with embedded derivatives related to the variability of demonstrated credit performance of underlying loan portfolios against initial expectations. The Company accounts for these derivatives and hybrid instruments at fair value under ASC 815 and ASC 825, respectively. Refer to “Note 5. Fair Value Measurement” for additional information.

Beneficial interests represent the value of the future cash flows as part of these arrangements, discounted to the present value based on expected performance. The following table presents the aggregate outstanding principal balance of the underlying loan portfolios as well as the fair value of beneficial interest assets, by type, which collectively are presented as a separate asset line item on the consolidated balance sheets, and beneficial interest liabilities, which are presented in other liabilities on the consolidated balance sheets.

	December 31, 2023		December 31, 2024
	Outstanding Principal Balance	Fair Value	Outstanding Principal Balance	Fair Value
Beneficial interest assets (hybrid instruments)	$958,870	$41,012	$2,214,535	$168,091
Beneficial interest assets (derivatives)	$—	$—	$1,943,215	$8,757
Total beneficial interest assets	$958,870	$41,012	$4,157,750	$176,848

Beneficial interest liabilities (derivatives)	$769,102	$4,221	$1,091,538	$10,089

The Company recognizes beneficial interests at fair value with changes reported as part of the fair value and other adjustments on the consolidated statements of operations and comprehensive loss. The table below presents losses recognized on beneficial interests during the following years:

	Year Ended December 31,
	2022	2023	2024
Fair value adjustments and realized losses on beneficial interests, net	$—	$(26,489)	$(17,707)

The Company’s beneficial interests are associated with entities that meet the definition of a VIE or are evaluated under the voting interest model. The Company has variable interests in certain entities established in relation to its committed capital and co-investment arrangements, including purchaser trusts, which are unconsolidated VIEs. While the Company holds variable interests in these unconsolidated VIEs through committed capital and co-investment arrangements and as the servicer of the loans sold, the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance and has determined that it is not the primary beneficiary of these entities. The Company additionally holds loans as collateral in connection with committed capital and other co-investment arrangements in a consolidated VIE. Refer to “Note 3. Variable Interest Entities” for additional information. While held as collateral, these loans are ineligible to be sold and are classified as held-for-investment on the Company's consolidated balance sheets.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The contractual terms of committed capital and other co-investment arrangements also determine the Company’s maximum exposure to losses and dictate types of assets the Company puts at risk. The Company’s maximum exposure to loss from its involvement with these arrangements estimates the loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is remote. The following table presents the Company’s aggregate maximum exposure to losses by asset type under these arrangements:

	December 31,	December 31,
	2023	2024
Unrestricted cash	$23,789	$85,105
Restricted cash	12,064	84,065
Beneficial interests	62,684	204,814
Other assets - Line of credit receivable(1)	—	54,780
Loans(1)	—	30,579
Total	$98,537	$459,343
__________
(1) Represents the unpaid principal balance

5.     Fair Value Measurement

The following table presents assets and liabilities measured at fair value and categorized in accordance with the fair value hierarchy:

		December 31,	December 31,
	Level	2023	2024
Assets
Loans	3	$1,156,413	$806,304
Beneficial interest assets	3	41,012	176,848
Line of credit receivable	3	—	56,269
Loan servicing assets	3	28,092	27,439
Notes receivable and residual certificates	3	14,847	22,055
Interest rate caps(1)	2	5,958	1,864
Total assets		$1,246,322	$1,090,779
Liabilities
Payable to securitization note holders	3	$141,416	$87,321
Beneficial interest liabilities	3	4,221	10,089
Trailing fee liabilities	3	4,251	4,614
Loan servicing liabilities	3	2,038	1,180
Total liabilities		$151,926	$103,204
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

The following table presents the fair value of classes of loans included in the Company’s consolidated balance sheets as of December 31, 2023 and 2024:

	December 31,	December 31,
	2023	2024
Loans held-for-sale	$830,574	$405,812
Loans held-for-investment	146,768	297,543
Loans held in consolidated securitization	179,071	102,949
Total	$1,156,413	$806,304
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

The Company elected the measurement alternative under Topic 810, Consolidation, and maximizes the use of observable inputs to estimate the fair value of the financial assets and liabilities of UPST 2023-2. Under the measurement alternative, the Company determined that inputs and market data used to determine the value of UPST 2023-2 liabilities, which consist of securitization notes and residual certificates issued as part of this securitization, are more observable than those used to measure fair value of UPST 2023-2 financial assets, which consist of held-for-sale loans contributed as collateral. Thus, the loans are measured based on the sum of the fair value of the UPST 2023-2 securitization notes and residual certificates, with changes in fair value included in the consolidated statements of operations and comprehensive loss. The fair value is also corroborated with discounted cash flow that considers projected prepayments and historical defaults, losses and recoveries to project future losses and net cash flows on loans, discounted using an estimate of market rates of return as disclosed below in the Significant Inputs and Assumptions section. The fair value of loans in consolidated securitization also includes accrued interest.

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-investment and held-for-sale, excluding loans held in consolidated securitization:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	December 31, 2023			December 31, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	9.63%	23.22%	12.06%	9.75%	22.37%	11.91%
Credit risk rate	0.01%	93.10%	17.66%	0.01%	93.12%	17.87%
Prepayment rate	0.13%	95.80%	36.52%	0.45%	89.07%	33.07%
_________
(1) Unobservable inputs were weighted by relative fair value.

The following table presents quantitative information about the significant unobservable inputs implied for the Company’s Level 3 fair value measurements for loans held in consolidated securitization, which is determined by the sum of the fair value of the related securitization notes and residual certificates, and corroborated with a discounted cash flow model, similar to the one used for other loans held on the consolidated balance sheet:

	December 31, 2023			December 31, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	6.85%	16.00%	9.99%	5.96%	15.25%	9.59%
Credit risk rate	0.61%	37.70%	15.51%	0.67%	37.70%	15.66%
Prepayment rate	6.66%	89.84%	42.73%	6.73%	89.84%	41.51%
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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Significant Recurring Level 3 Fair Value Input Sensitivity

The following table presents the sensitivity of the fair value of loans held-for-sale and held-for-investment, excluding the loans in consolidated securitization, to adverse changes in key assumptions used in the valuation model as of December 31, 2023 and 2024:

	December 31,	December 31,
	2023	2024
Fair value of loans held-for-sale and held-for-investment	$977,342	$703,355
Discount rates
100 basis point increase	(11,680)	(9,048)
200 basis point increase	(23,127)	(17,881)
Expected credit loss rates on underlying loans
10% adverse change	(12,453)	(9,135)
20% adverse change	(24,979)	(18,129)
Expected prepayment rates
10% adverse change	(1,884)	(1,899)
20% adverse change	(3,756)	(3,783)

The following table presents the sensitivity of the fair value of loans in consolidated securitization to adverse changes in key assumptions used in the valuation model as of December 31, 2023 and 2024:

	December 31,	December 31,
	2023	2024
Fair value of loans held in consolidated securitization	$179,071	$102,949
Discount rates
100 basis point increase	(2,413)	(1,144)
200 basis point increase	(4,785)	(2,269)
Expected credit loss rates on underlying loans
10% adverse change	(2,669)	(1,799)
20% adverse change	(5,227)	(3,577)
Expected prepayment rates
10% adverse change	(1,625)	(774)
20% adverse change	(3,234)	(1,521)

Rollforward of Level 3 Fair Values

The following tables include a rollforward of the loans classified within Level 3 of the fair value hierarchy:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2022	$882,810	$127,611	$—	$1,010,421
Transfer of loans to consolidated securitization(1)	(209,968)	—	209,968	—
Purchases and originations of loans(2)(3)	1,676,146	157,223	—	1,833,369
Sale of loans(2)	(1,241,233)	—	—	(1,241,233)
Purchase of loans for immediate resale(2)	1,330,364	—	—	1,330,364
Immediate resale of loans(2)	(1,330,364)	—	—	(1,330,364)
Repayments received(2)	(202,982)	(89,210)	(24,832)	(317,024)
Charge-offs and changes in fair value recorded in earnings	(74,952)	(53,304)	(6,065)	(134,321)
Other changes	753	4,448	—	5,201
Fair value at December 31, 2023	$830,574	$146,768	$179,071	$1,156,413
Reclassification of loans(2)	(7,201)	7,201	—	—
Purchases and originations of loans(2)(3)	2,224,563	323,069	—	2,547,632
Sale of loans(2)	(2,342,018)	—	—	(2,342,018)
Purchase of loans for immediate resale(2)	2,087,810	—	—	2,087,810
Immediate resale of loans(2)	(2,087,810)	—	—	(2,087,810)
Repayments received(2)	(201,106)	(137,050)	(47,997)	(386,153)
Charge-offs and changes in fair value recorded in earnings	(92,687)	(59,862)	(28,125)	(180,674)
Other changes	(6,313)	17,417	—	11,104
Fair value at December 31, 2024	$405,812	$297,543	$102,949	$806,304
_________
(1)    Represents the fair value.
(2)    Represents the principal balance.
(3)    Purchase activity includes an immaterial unpaid principal balance related to securitization clean-up calls during the years ended December 31, 2023 and 2024.

The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the consolidated balance sheets:

	Loans		Loans > 90 Days Past Due
	December 31,	December 31,	December 31,	December 31,
	2023	2024	2023	2024
Outstanding principal balance	$1,182,577	$858,440	$15,310	$11,236
Net fair value and accrued interest adjustments	(26,164)	(52,136)	(12,260)	(9,638)
Fair value(1)	$1,156,413	$806,304	$3,050	$1,598
_________
(1)     Includes $343.1 million and $285.5 million of auto loans at fair value as of December 31, 2023 and 2024, respectively, of which $2.8 million and an immaterial amount are 90 days or more past due as of December 31, 2023 and 2024, respectively. Also includes an immaterial amount of HELOCs at fair value as of December 31, 2023 and $54.3 million as of December 31, 2024, of which immaterial loans are 90 days or more past due as of either period.

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

Line of Credit Receivable

In connection with one of its committed capital and other co-investment arrangements, the Company issued a revolving line of credit receivable to a third-party, which is classified as held-for-investment and presented within other assets on the Company’s consolidated balance sheets. As of December 31, 2024, the fair value of the line of credit receivable was $56.3 million. The Company held no line of credit receivable as of December 31, 2023.
Valuation Methodology
The line of credit receivable is measured at estimated fair value using a discounted cash flow model. The model is based on the expected monthly outstanding balance of the line of credit receivable over the life of the agreement and considers the present creditworthiness of the counterparty and the difference between current interest rates and the stated interest rate. Cash flows are discounted using an estimate of market rates of return. The fair value of the line of credit receivable also includes accrued interest.
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements related to the line of credit receivable:

	December 31, 2023			December 31, 2024
	Minimum	Maximum	Weighted-Average	Minimum	Maximum	Weighted-Average
Discount rate	*	*	*	6.75%	6.75%	6.75%
_________
* Not applicable

Discount rate–The discount rate is the rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value. The discount rate used for the projected net cash flows are the Company’s estimate of the rate of return that market participants would require when investing in this financial instrument with cash flows dependent on credit quality of the related loan. A risk premium component is implicitly included in the discount rate to reflect the amount of compensation market participants require due to the uncertainty inherent in the instrument’s cash flows resulting from risks such as credit and liquidity of the counterparty.

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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Rollforward of Level 3 Fair Values

The following table presents a rollforward of the line of credit receivable classified by the Company within Level 3 of the fair value hierarchy:

Line of Credit Receivable
Fair value at December 31, 2023	$—
Issuances	54,780
Changes in fair value recorded in earnings	1,173
Changes in accrued interest	316
Fair value at December 31, 2024	$56,269
Assets and Liabilities related to Securitization Transactions

As of December 31, 2023 and 2024, the Company held notes receivable and residual certificates with an aggregate fair value of $14.8 million and $22.1 million, respectively, within other assets on the Company’s consolidated balance sheets. The balances consist of securitization notes and residual certificates retained from unconsolidated securitization transactions.

As of December 31, 2023 and 2024, the Company recognized payables to securitization note holders of $141.4 million and $87.3 million at fair value, respectively. The balance represents the value of the securitization notes issued and owned by third-party investors in connection with UPST 2023-2. The value of the UPST 2023-2 securitization notes and residual certificates retained by the Company is eliminated in the consolidation process.
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
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements related to note receivable, residual certificates, and payable to securitization note holders:

	December 31, 2023			December 31, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Notes receivable and residual certificates
Discount rate	9.99%	23.22%	12.74%	9.60%	22.37%	12.59%
Credit risk rate	0.48%	50.69%	16.32%	0.54%	50.28%	19.00%
Prepayment rate	6.36%	89.46%	43.14%	4.61%	94.53%	35.72%
Payable to securitization note holders
Discount rate	6.85%	12.30%	8.48%	5.96%	10.98%	8.52%
Credit risk rate	0.61%	37.70%	15.51%	0.67%	37.70%	15.66%
Prepayment rate	6.66%	89.84%	42.73%	6.73%	89.84%	41.51%
_________
(1)Unobservable inputs were weighted by relative fair value.

Significant Recurring Level 3 Fair Value Input Sensitivity

Notes Receivable and Residual Certificates

Adverse changes in discount rates, credit risk rates, or prepayment rates do not result in a material impact to the fair value of notes receivable and residual certificates as of December 31, 2023 and 2024.

Payable to Securitization Note Holders

The fair value of the payable to securitization note holders is sensitive to adverse changes in discount rates, which represent estimates of the rates of return that institutional investors would require when investing in financial instruments with similar risk and return characteristics. On average, a hypothetical 100 and 200 basis point increase in discount rates results in a decrease in fair value of payable to securitization note holders of $1.9 million and $3.7 million, respectively, as of December 31, 2023 and do not result in a material impact in the fair value of payable to securitization note holders as of December 31, 2024. Adverse changes in credit risk rates and expected prepayment rates do not result in a material impact to the fair value of payable to securitization note holders as of December 31, 2023 and 2024.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of the notes receivable and residual certificates and payables to securitization note holders related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2022	$6,181	$—
Additions	13,172	165,318
Repayments and settlements	(4,328)	(23,320)
Changes in fair value recorded in earnings	(178)	(582)
Fair value at December 31, 2023	$14,847	$141,416
Additions	13,001	$—
Repayments and settlements	(5,917)	$(55,368)
Changes in fair value recorded in earnings	124	$1,273
Fair value at December 31, 2024	$22,055	$87,321

Loan Servicing Assets and Liabilities
As of December 31, 2023 and 2024, the Company’s loan servicing assets had a fair value of $28.1 million and $27.4 million, respectively, recorded within other assets on the consolidated balance sheets. As of December 31, 2023 and 2024, the Company’s loan servicing liabilities had a fair value of $2.0 million and $1.2 million, respectively, recorded within accrued expenses and other liabilities on the consolidated balance sheets.
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2023			December 31, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	13.00%	20.00%	16.89%	13.00%	20.00%	17.14%
Credit risk rate	0.05%	88.42%	14.93%	0.08%	61.96%	16.05%
Market-servicing rate (2)(3)	0.62%	3.72%	0.62%	0.62%	3.70%	0.62%
Prepayment rate	1.05%	96.90%	41.05%	2.17%	96.90%	36.43%
_________
(1)Unobservable inputs were weighted by relative fair value.
(2)Excludes ancillary fees that would be passed on to a third-party servicer.
(3)Expressed as a percentage of the outstanding principal balance for auto loans of 3.72% and 3.70% as of December 31, 2023 and 2024, respectively and 0.62% for personal loans as of both December 31, 2023 and 2024.

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
Significant Recurring Level 3 Fair Value Input Sensitivity

The table below presents the fair value sensitivity of loan servicing assets to adverse changes in key assumptions. The fair value of loan servicing assets and liabilities is not sensitive to adverse changes in discount rates and prepayment rates as such changes do not result in a material impact on the fair value as of December 31, 2023 and 2024. Adverse changes in market-servicing rates do not result in a material impact to the fair value of loan servicing liabilities as of December 31, 2023 and 2024.

	December 31,	December 31,
	2023	2024
Fair value of loan servicing assets	$28,092	$27,439
Expected market-servicing rates
10% market-servicing rates increase	(7,475)	(6,931)
20% market-servicing rates increase	(14,916)	(14,098)

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the loan servicing assets and liabilities classified by the Company within Level 3 of the fair value hierarchy:

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2022	$36,467	$3,968
Sale of loans	13,796	83
Changes in fair value recorded in earnings	(22,171)	(2,013)
Fair value at December 31, 2023	$28,092	$2,038
Sale of loans	15,837	388
Changes in fair value recorded in earnings	(16,490)	(1,246)
Fair value at December 31, 2024	$27,439	$1,180
Beneficial Interests

In connection with the committed capital and other co-investment arrangements that meet a definition of derivatives (derivative beneficial interests), the Company is obligated to make payments to the third-party or is entitled to receive payments from the third-party if credit performance on the underlying loans deviates from initial expectations set at the time of loan sale or origination, subject to a dollar cap. In the arrangements that are associated with debt-like securities with embedded derivative features, the Company makes an initial investment and is entitled to a portion of cash flows from repayments received over time on the underlying loan portfolios. These cash flows vary depending on the demonstrated credit performance relative to our expectations.

As of December 31, 2023 and 2024, the fair value of the beneficial interest assets related to these arrangements was $41.0 million and $176.8 million, respectively. As of the same dates, the fair value of the beneficial interest liabilities was $4.2 million and $10.1 million, respectively.
Valuation Methodology

Beneficial interests are measured at estimated fair value using a discounted cash flow model. This discounted cash flow model sets expectations for cash flows to be received by the Company under each arrangement based on contractually-defined terms, such as total return, portfolio composition, frequency of cash distribution, and others and calculates net cash flows to be received by the Company. These net cash flows are then discounted using an estimate of market rates of return that reflect the risk premium related to those cash flows. As credit performance is demonstrated by the underlying loan portfolios, each discounted cash flow model is periodically updated to determine future cash inflows and outflows based on the latest estimated performance for the duration of each arrangement. The discounted cash flow model uses inputs discussed below that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to determine fair value of our beneficial interests.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s fair value measurements of beneficial interests as of December 31, 2023 and 2024:

	December 31, 2023			December 31, 2024
	Minimum	Maximum	Weighted-Average(1)	Minimum	Maximum	Weighted-Average(1)
Beneficial interest assets
Discount rate	7.00%	14.00%	13.63%	6.75%	13.75%	13.53%
Credit risk rate spread(2)	(0.85)%	(0.85)%	(0.85)%	(4.00)%	12.60%	1.32%
Beneficial interest liabilities
Discount rate	14.00%	14.00%	14.00%	13.75%	13.75%	13.75%
Credit risk rate spread(2)	0.09%	9.81%	8.79%	(0.24)%	18.68%	9.78%
_________
(1) Unobservable inputs were weighted by relative fair value.
(2) Expressed as a percentage of cumulative net loss expectations as of the valuation date compared to the initial expectations as of the origination date or date of loan sale.

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

Credit risk rate spreads–Credit risk rate spreads are the measurement of estimated credit performance of underlying loan portfolios as of the reporting date in comparison to the Company’s estimates at the time of origination or sale of loans under these arrangements (“initial expectation”). More specifically, credit risk rate spreads are the Company’s estimated difference between the initial expectation of the cumulative principal of a loan portfolio, net of average recoveries, that is estimated not be repaid over the life of a beneficial interest (“cumulative net loss”) and the same estimate as of the reporting date. A positive credit risk rate spread indicates that the currently estimated cumulative net loss is higher than initially estimated for a particular portfolio. A negative credit risk rate spread indicates the opposite – the currently estimated cumulative net loss is lower than the initial expectation. Credit risk rate spreads are expressed as a percentage of the initial expectation of the cumulative total net losses. The difference between initially expected and currently estimated cumulative net losses impacts the amount and the timing of cash flows the Company expects to receive on beneficial interest assets or to pay for beneficial interest liabilities.

The following table presents the sensitivity of beneficial interest assets and liabilities to adverse changes in key assumptions used in the valuation model as of December 31, 2023 and 2024. Adverse changes in discount rates do not result in a material impact to the fair value of beneficial interest liabilities as of December 31, 2023 and 2024.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Significant Recurring Level 3 Fair Value Input Sensitivity

	December 31,	December 31,
	2023	2024
Fair value of beneficial interest assets	$41,012	$176,848
Discount rate
100 basis point increase	(1,240)	(3,247)
200 basis point increase	(2,431)	(6,384)
Expected credit rate spreads on underlying loans
10% adverse change	(9,059)	(44,356)
20% adverse change	(16,743)	(89,605)

Fair value of beneficial interest liabilities	$4,221	$10,089
Expected credit rate spreads on underlying loans
10% adverse change	5,606	4,720
20% adverse change	11,217	10,259
Rollforward of Level 3 Fair Values

The following table presents a rollforward of beneficial interest assets and liabilities.

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at December 31, 2022	$—	$—
Acquisition of beneficial interests	62,684	—
Settlement of beneficial interests	—	(596)
Changes in fair value recorded in earnings	(21,672)	4,817
Fair value at December 31, 2023	$41,012	$4,221
Acquisition of beneficial interests(1)	148,448	—
Settlement of beneficial interests, net	(7,461)	(6,700)
Changes in fair value recorded in earnings	(5,151)	12,568
Fair value at December 31, 2024	$176,848	$10,089
_________
(1) Effective June 30, 2024, the Company combined the presentation of payments on beneficial interest assets with acquisition of beneficial interests.
Trailing Fee Liabilities

The Company pays certain bank partners monthly trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. The Company held trailing fee liabilities of $4.3 million and $4.6 million as of December 31, 2023 and 2024, respectively.

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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for trailing fee liabilities:

	December 31, 2023			December 31, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	9.63%	23.22%	12.88%	9.55%	22.37%	12.54%
Credit risk rate	0.01%	88.42%	17.61%	0.02%	88.53%	18.97%
Prepayment rate	1.05%	94.68%	39.94%	1.51%	95.80%	35.50%
_________
(1) Unobservable inputs were weighted by relative fair value.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of trailing fee liabilities to adverse changes in key assumptions do not result in a material impact on the Company’s financial position or results of operations.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of trailing fee liabilities classified by the Company within Level 3 of the fair value hierarchy:

Trailing Fee Liabilities
Fair value at December 31, 2022	$4,852
Issuances	2,126
Repayments and settlements	(2,757)
Changes in fair value recorded in earnings	30
Fair value at December 31, 2023	$4,251
Issuances	3,194
Repayments and settlements	(3,003)
Changes in fair value recorded in earnings	172
Fair value at December 31, 2024	$4,614

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

 6.    Goodwill and Intangible Assets
Goodwill

During the year ended December 31, 2023 and 2024, there were no changes in the carrying amount of goodwill of $67.1 million on the Company’s consolidated balance sheets.
Intangible Assets

Acquired intangible assets subject to amortization consist of developed technology and customer relationships, and are recorded net of amortization and included within other assets on the consolidated balance sheets. The gross and net carrying values and accumulated amortization are as follows:

	December 31, 2023			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$9,400	$(8,617)	$783	$9,400	$(9,400)	$—
Customer relationships	13,700	(3,139)	10,561	13,700	(4,281)	9,419
Total intangible assets	$23,100	$(11,756)	$11,344	$23,100	$(13,681)	$9,419

Amortization expense was $4.3 million and $4.3 million for the years ended December 31, 2022 and 2023, respectively. The Company recognized an immaterial amount of amortization expense for the year ended December 31, 2024.

Expected future amortization expense for intangible assets is as follows:

December 31, 2024
2025	$1,142
2026	1,142
2027	1,142
2028	1,142
2029	1,142
Thereafter	3,709
Total	$9,419

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

 7.    Balance Sheet Components
Other Assets

Other assets consisted of the following:

	December 31, 2023	December 31, 2024
Line of credit receivable (at fair value)(1)	$—	$56,269
Receivables	40,490	48,233
Prepaid expenses	17,976	28,830
Loan servicing assets (at fair value)	28,092	27,439
Notes receivable and residual certificates (at fair value)	14,847	22,055
Other assets	18,589	17,457
Intangible assets, net(2)	11,356	9,431
Deposits	8,919	5,185
Interest rate caps (at fair value)(3)	5,958	1,864
Total other assets	$146,227	$216,763
_________
(1)Refer to “Note 5. Fair Value Measurement” for further information.
(2)Refer to “Note 6. Goodwill and Intangible Assets” for further information.
(3)Refer to “Note 9. Interest Rate Cap Arrangements” for further information.

Receivables represent amounts recognized as revenue but not yet collected in relation to servicing and other agreements with institutional investors and lending partners.
Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

	December 31, 2023	December 31, 2024
Internally developed software	$55,008	$68,481
Leasehold improvements	14,281	15,069
Computer and networking equipment	6,054	6,069
Furniture and fixtures	4,761	4,795
Total property, equipment, and software	80,104	94,414
Accumulated depreciation and amortization	(37,449)	(55,401)
Total property, equipment, and software, net	$42,655	$39,013

For the years ended December 31, 2022, 2023 and 2024, depreciation and amortization expense on property, equipment, and software was $13.5 million, $20.6 million, and $18.6 million, respectively.

Capitalized internally developed software balances, net of accumulated amortization, were $31.3 million and $31.0 million as of December 31, 2023 and 2024, respectively. The Company recognized $2.6 million of impairment charges during the year ended December 31, 2023 to internally developed software as a result of the

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

January 2023 Plan. Refer to “Note 16. Reorganization Expenses” for more information. During the year ended December 31, 2024, the Company recognized immaterial impairment charges to internally developed software.
Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31, 2023	December 31, 2024
Accrued payroll	$30,161	$64,514
Accrued expenses	28,099	37,781
Accounts payable	12,613	12,381
Beneficial interest liabilities (at fair value)	4,221	10,089
Trailing fee liability (at fair value)	4,251	4,614
Other liabilities	2,668	3,241
Loan servicing liabilities (at fair value)	2,038	1,180
Total accrued expenses and other liabilities	$84,051	$133,800

 8.    Borrowings

The following table presents the aggregate principal outstanding of all debt that are included in the consolidated balance sheets:

	December 31, 2023	December 31, 2024
Warehouse credit facilities	$387,425	$195,605
Convertible senior notes	661,250	1,230,379
Total payments due	1,048,675	1,425,984
Unamortized debt discount	(8,251)	(23,816)
Total borrowings	$1,040,424	$1,402,168
The following table summarizes the aggregate amount of maturities of all borrowings:

December 31, 2024
2025	$23,228
2026	409,699
2027	—
2028	61,807
2029	431,250
2030	500,000
Thereafter	—
Total	$1,425,984

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Warehouse Credit Facilities
The following table presents the details of the Company’s revolving warehouse credit facilities:

				December 31, 2023		December 31, 2024
	Stated Interest Rate(1)	Termination and Maturity(2)	Total Borrowing Capacity (3)	Collateral(4)	Outstanding Borrowings	Collateral(4)	Outstanding Borrowings
Upstart Auto Warehouse Trust	Benchmark rate + 3.0%	June 2024 - December 2025	$—	$278,022	$139,483	$167,166	$23,228
Upstart Auto Warehouse Trust 2	Benchmark rate + 0% - 4.0%	June 2025 - June 2026	50,000	—	—	19,396	11,353
Upstart Loan Trust	Benchmark rate + 2.8% - 3.8%	June 2025 - June 2026	325,000	361,195	247,942	74,541	34,217
Upstart Small Dollar Loan Trust	Benchmark rate + 5.5%	June 2027 - June 2028	100,000	—	—	108,980	61,807
Upstart High Yield Loan Trust	Benchmark rate + 2.8%	December 2025 - December 2026	150,000	—	—	87,493	65,000
Total			$625,000	$639,217	$387,425	$457,576	$195,605
_________
(1)The interest rates on our warehouse credit facilities are floating and designed as a reference rate plus a spread. Reference rates include the Compounded Secured Overnight Financing Rate, weighted-average cost of commercial paper notes issued by the lender, and the federal funds rate. The stated interest rate excludes unused commitment fees which range from 0.5% to 1.0%. The undrawn fee for Upstart Small Dollar Loan Trust is the dollar amount of interest and fees that would have been due if the daily average aggregate outstanding principal balance was equal to 75% of the then-applicable borrowing base.
(2)The first date represents the final date the Company may borrow up to the maximum capacity under the warehouse. The second date is the maturity date, when the outstanding principal amount, together with accrued and unpaid interest will be due and payable in full.
(3)Total capacity is as of December 31, 2024. All amounts are committed, except for Upstart High Yield Loan Trust of $150.0 million, Upstart Small Dollar Loan Trust of $100.0 million and Upstart Loan Trust for which $150.0 million of the $325.0 million total capacity is uncommitted. As of December 31, 2024, the Upstart Auto Warehouse Trust facility is in the amortization period and can no longer be drawn on.
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

On June 7, 2024, Upstart Auto Warehouse Trust amended its credit agreement to extend the maturity date to December 15, 2025. The amortization period began on June 14, 2024 and accordingly, Upstart Auto Warehouse Trust may no longer draw on the facility and all collections that represent repayment of loans pledged as collateral under the facility are applied to reduce the outstanding balance.

On June 28, 2024, Upstart Auto Warehouse Trust 2 entered into a warehouse credit facility for auto loans, and Upstart Small Dollar Loan Trust entered into a warehouse credit facility for small dollar loans. On December

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

27, 2024, Upstart High Yield Loan Trust entered into a warehouse credit facility for unsecured personal loans. These warehouse credit facilities are secured by a lien and security interest in the auto, small dollar, or unsecured personal loans, as applicable, the purchases of which are financed by the borrowings. Each of Upstart Auto Warehouse Trust 2, Upstart Small Dollar Loan Trust, and Upstart High Yield Loan Trust may borrow up to the capacity until the facility termination date, and must pay all outstanding amounts by the maturity date, under its respective warehouse credit facility.

The warehouse credit facilities contain certain financial covenants. As of December 31, 2024, the Company was in compliance with all applicable covenants for each of its warehouse credit facilities.

Convertible Senior Notes

In August 2021, the Company issued $661.3 million in aggregate principal amount of 0.25% convertible senior notes due 2026 (the “2026 Notes”). In September 2024, the Company issued $431.3 million in aggregate principal amount of 2.00% convertible senior notes due 2029 (the “2029 Notes”). In November 2024, the Company issued $500.0 million in aggregate principal amount of 1.00% convertible senior notes due 2030 (the “2030 Notes” , together with the “2029 Notes” and 2026 Notes, the “Notes”). Concurrently with the issuance of the 2029 Notes, the Company used approximately $302.4 million of the proceeds to repurchase approximately $334.2 million in aggregate principal amount of the outstanding 2026 Notes in individually negotiated transactions. The Company additionally repurchased approximately $27.9 million of the outstanding 2026 Notes during the third quarter of 2024 through open market purchases. The table below presents the activity of the Notes during the year ended December 31, 2024:

Principal balance of Notes outstanding as of December 31, 2023	$661,250
Issuance of 2029 Notes	431,250
Issuance of 2030 Notes	500,000
Repurchases of 2026 Notes	(362,121)
Principal balance of Notes outstanding as of December 31, 2024	$1,230,379

The repurchases of the 2026 Notes were accounted for as a debt extinguishment. The difference between the consideration paid to repurchase the 2026 Notes and the carrying value of the 2026 Notes, resulted in a gain on debt extinguishment of $33.4 million separately reported on the consolidated statement of operations and comprehensive loss during the year ended December 31, 2024. The partial extinguishment did not result in any changes to the terms of the 2026 Notes.

Each series of Notes is governed by its respective indenture (each, an “Indenture”), and represents senior unsecured obligations of the Company. The 2026 Notes mature on August 15, 2026, the 2029 Notes mature on October 1, 2029, and the 2030 Notes mature on November 15, 2030 unless such Notes are earlier converted, redeemed, or repurchased in accordance with their terms. The Company may redeem for cash all or any portion of the Notes, at its option, on or after August 20, 2024, in the case of the 2026 Notes, on or after October 6, 2027, in the case of the 2029 Notes, and on or after November 20, 2027, in the case of the 2030 Notes, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the Notes of the applicable series then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption for the Notes of such series at a redemption price equal to 100% of the principal amount of the Notes of such series to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents details of the Notes:

	Interest Rate	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Conversion Date
2026 Notes	0.25%; payable semiannually on February 15 and August 15	3.5056	$285.26	May 15, 2026
2029 Notes	2.00%; payable semiannually on April 1 and October 1	21.9029	$45.66	July 1, 2029
2030 Notes	1.00%; payable semiannually on May 15 and November 15	10.8702	$91.99	August 15, 2030

Holders of the Notes may convert their Notes at their option any time prior to the close of business on the business day immediately preceding May 15, 2026, in the case of the 2026 Notes; July 1, 2029, in the case of the 2029 Notes; and August 15, 2030, in the case of the 2030 Notes, only under the following circumstances:

(1) during any calendar quarter commencing after December 31, 2021, in the case of the 2026 Notes, December 31, 2024, in the case of the 2029 Notes, and March 31, 2025, and in the case of the 2030 Notes, (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price for the respective Notes on each applicable trading day;

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

On or after May 15, 2026, in the case of the 2026 Notes; July 1, 2029, in the case of the 2029 Notes; and August 15, 2030, in the case of the 2030 Notes, holders of the Notes of the applicable series may surrender all or any portion of their Notes of such series for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the applicable maturity date regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, either cash, shares of common stock or a combination of cash and shares of common stock, at its election.

The conversion price for each series of Notes will be subject to adjustment if certain events occur. In addition, following certain corporate events that may occur prior to the applicable maturity date or following the Company’s issuance of a notice of redemption for a series of Notes, the Company may be required to increase the conversion rate for the holder of the Notes of such series who elect to convert such Notes in connection with such corporate event or during the related redemption period in certain circumstances. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” pursuant to the applicable Indenture, holders of the applicable series of Notes may require the Company to repurchase for cash all or a portion of such Notes at a repurchase price equal to 100% of the principal amount of the Notes of such series to be redeemed plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The Company accounted for the issuance of each series of the Notes as a single liability at par as the conversion feature of each series of Notes does not require bifurcation as a derivative under ASC 815 and the Notes were not issued at a substantial premium. Debt issuance costs related to the 2026 Notes, 2029 Notes, and the 2030 Notes totaled $15.7 million, $10.4 million, and $11.8 million respectively, which are amortized to interest expense under the effective interest method over the contractual term. The effective interest rate of the 2026 Notes, 2029 Notes, and 2030 Notes is 0.7%, 2.5%, and 1.4% respectively. The Company recorded immaterial coupon interest expense for the years ended December 31, 2022 and 2023, respectively, and $4.5 million coupon interest expense related to the Notes for the year ended December 31, 2024. The Company also recorded $3.0 million, $3.1 million, and $3.2 million for the year ended December 31, 2022, 2023 and 2024 respectively, of amortization of debt issuance costs within expense on convertible notes on the consolidated statements of operations and comprehensive loss. Accrued interest expenses related to the Notes were immaterial and $3.3 million as of December 31, 2023 and 2024, respectively.

The following table presents the components of the Notes as of December 31, 2023 and 2024:

	December 31, 2023				December 31, 2024
	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Fair Value	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Fair Value
2026 Notes	$661,250	$(8,251)	$652,999	$488,700	$299,129	$(2,339)	$296,790	$272,727
2029 Notes	—	—	—	—	431,250	(9,932)	421,318	675,732
2030 Notes	—	—	—	—	500,000	(11,545)	488,455	488,015
Total	$661,250	$(8,251)	$652,999	$488,700	$1,230,379	$(23,816)	$1,206,563	$1,436,474

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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table sets forth other key terms for the Capped Calls related to each series of Notes as of December 31, 2024:

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

In the third quarter of 2024, in connection with the partial repurchase of the 2026 Notes described above, the Company entered into agreements to terminate the portion of the 2026 Capped Calls corresponding to the principal amount of the 2026 Notes repurchased. As a result of the partial terminations of the 2026 Capped Calls, the Company received immaterial cash payments which were recorded as an increase of additional paid-in capital within stockholders’ equity.

 9.    Interest Rate Cap Arrangements

In February 2023 and June 2023, Upstart Auto Warehouse Trust and Upstart Loan Trust entered into interest rate cap agreements with a strike rate of 3.0% and 3.25%, respectively. The agreements were entered into in relation to the warehouse credit facilities which bear floating interest rates, refer to “Note 8. Borrowings” for further information. The interest rate caps provide protection to the credit facilities against exposure to changes in cash flows to the extent the underlying interest rate on the facility exceeds the strike rate. The Upstart Auto Warehouse Trust interest rate cap matures in April 2029 and the Upstart Loan Trust interest rate cap matures in June 2025. The interest rate cap agreements meet the definition of a derivative and are reported at fair value. Refer to “Note 5. Fair Value Measurement” for additional information.

The following table presents the notional amount as well as the fair value of interest rate caps, which is reported as part of other assets on the consolidated balance sheets.

	December 31, 2023		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate caps	$299,578	$5,958	$241,115	$1,864

The Company recognizes changes in fair value of these instruments in earnings and reports them as part of the interest expense on the consolidated statements of operations and comprehensive loss. The Company recognized no gains or losses on interest rate caps during the year ended December 31, 2022 and immaterial amounts of fair value gains, net on interest rate caps during the year ended December 31, 2023 and 2024.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

 10.    Stockholders' Equity
Common Stock Reserved for Future Issuance

In December 2020, the Company's amended and restated certificate of incorporation became effective, which authorizes the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share. Shares of common stock reserved for issuance, on an as-converted basis, are as follows:

	December 31,	December 31,
	2023	2024
Options issued and outstanding	12,617,254	10,709,898
Restricted stock units outstanding	5,534,394	3,703,631
Shares available for future issuance under 2020 plan	6,420,703	7,669,374
Shares available for issuance under employee stock purchase plan	2,896,226	3,425,952
Total	27,468,577	25,508,855
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

The Company records share repurchases on the settlement date. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. The Company’s policy for share retirements is to allocate the excess between par value and the repurchase price, including costs and fees, to additional paid-in capital. During the year ended December 31, 2024, the Company made no repurchases of common stock. As of December 31, 2024, $222.1 million remains available for future purchases of our common stock under the share repurchase program.
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

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2024:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2023	12,617,254	$14.57	6.1	$375,897
Options granted	1,376,854	27.49
Options exercised	(3,159,674)	6.78
Options cancelled and forfeited	(124,536)	30.18
Balances at December 31, 2024	10,709,898	18.35	5.9	495,359
Options exercisable – December 31, 2024	7,470,978	16.10	4.9	367,008
Options vested and expected to vest – December 31, 2024	10,690,834	$18.32	5.9	$494,785

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of December 31, 2024. The aggregate intrinsic value of options exercised for the years ended December 31, 2022, 2023 and 2024 was $157.3 million, $28.9 million, $139.6 million respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2022, 2023 and 2024 was $15.60, $8.19, and $15.11 per share, respectively. The total fair value of options vested for the years ended December 31, 2022, 2023 and 2024 was $23.2 million, $34.7 million, and $30.5 million, respectively.

As of December 31, 2024, total unrecognized stock-based compensation expense related to unvested stock options was $36.3 million, which is expected to be recognized over a remaining weighted-average period of 2.3 years.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Restricted Stock Units

The Company grants RSUs to employees and nonemployees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over one to four years. The following table summarizes RSU activity for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	5,534,394	$34.90
RSUs granted	2,647,188	30.38
RSUs vested	(3,646,748)	33.41
RSUs cancelled and forfeited	(831,203)	33.44
Unvested at December 31, 2024	3,703,631	$33.46

As of December 31, 2024, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $94.6 million, which is expected to be recognized over a remaining weighted-average period of 1.5 years.
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

Compensation expense associated with the PRSUs was recognized using the straight-line attribution method for each of the nine vesting tranches over the respective derived service period. The weighted-average grant date fair value using the Monte Carlo simulation was $68.76 per share. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether these conditions will be achieved or not, and stock-based compensation expense for any such awards is not reversed if the market condition is not met. The cancellation of the grant was treated by the Company as a settlement for no consideration and remaining unrecognized compensation expense of $39.0 million associated with the grant was accelerated and recorded by the Company as part of engineering and product development expense on the consolidated statements of operations and comprehensive loss during the year ended December 31, 2023.

There were no PRSUs outstanding during the year ended December 31, 2024.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

2020 Employee Stock Purchase Plan

Our ESPP provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on the exercise date. During the year ended December 31, 2024, 333,564 shares of common stock were purchased under the ESPP.

As of December 31, 2024, total unrecognized stock-based compensation expense related to the ESPP was immaterial.

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

The following assumptions were used to estimate the fair value of options granted:

Year Ended December 31,
	2022	2023	2024
Expected term (in years)	5.1 – 7.0	5.1 – 7.0	5.1 – 7.0
Expected volatility	47.58% – 52.96%	50.96% – 53.76%	50.32% – 67.85%
Risk-free interest rate	1.70% – 4.23%	3.45% – 4.86%	3.76% – 4.43%
Dividend yield	—%	—%	—%

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following assumptions were used to estimate the fair value of ESPP purchase rights:

	Year Ended December 31,
	2022	2023	2024
Expected term (in years)	0.5	0.5	0.5
Expected volatility	91.89% – 179.35%	97.74% – 131.05%	88.37% – 96.69%
Risk-free interest rate	0.72% – 3.13%	4.97% – 5.55%	5.04% – 5.30%
Dividend yield	—%	—%	—%
Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its consolidated statements of operations and comprehensive loss for employees and nonemployees:

	Year Ended December 31,
	2022	2023	2024
Sales and marketing	$11,354	$8,166	$11,705
Customer operations	9,355	10,683	7,038
Engineering and product development	72,169	110,381	70,786
General, administrative, and other	33,067	45,809	43,871
Total	$125,945	$175,039	$133,400

 11.    Leases

The Company’s operating leases expire between 2027 and 2029 and are primarily for its corporate headquarters in San Mateo, California, as well as additional office space in Columbus, Ohio and Austin, Texas. Certain leases have rent abatement, escalating rent payment provisions, lease renewal options, and tenant allowances. Rent expense is recognized on a straight-line basis over the non-cancelable lease term, except when it is reasonably certain that the renewal option will be exercised.

In connection with the Company’s lease agreements, a letter of credit was issued on behalf of the Company for the benefit of the landlord. As of December 31, 2024 the letter of credit was $2.6 million. The letter of credit is secured by certificates of deposit which are included in restricted cash on the consolidated balance sheets.

Future minimum lease payments are as follows:

December 31, 2024
2025	$15,402
2026	15,850
2027	15,474
2028	6,143
2029	2,990
Total undiscounted lease payments	55,859
Less: Present value adjustment	(5,581)
Operating lease liabilities	$50,278

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The Company had immaterial finance lease expense during the year ended December 31, 2022 and 2023 and no finance lease expense during the year ended December 31, 2024. The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance and parking fees, were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial during the years presented. Sublease income was immaterial during the years ended December 31, 2023 and 2024. The Company had no sublease income during the year ended December 31, 2022. Operating lease expense was as follows:

	Year Ended December 31,
	2022	2023	2024
Rent expense	$15,916	$15,766	$14,198
Variable lease payments	$3,696	$4,067	$3,776

Supplemental cash flow and non-cash information related to the Company’s operating leases was as follows:

	Year Ended December 31,
	2022	2023	2024
Cash paid for amounts included in the measurement of lease liabilities	$11,084	$22,014	$14,396
Right-of-use assets capitalized	1,826	—	—
Adjustments to operating lease right-of-use assets due to modification and other reassessment events	$—	$(19,865)	$—

Supplemental balance sheet information related to the Company’s operating leases was as follows:

	December 31, 2023	December 31, 2024
Weighted-average remaining lease term (in years)	4.56	3.60
Weighted-average discount rate	5.11%	5.22%

 12.    Commitments and Contingencies
Commitments

The Company has loan purchase obligations under the Company’s loan agreements with certain lending partners. These lending partners retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the conclusion of the required holding period. As of December 31, 2023 and 2024, the total loan purchase commitment included outstanding principal balance of $36.6 million and $72.8 million, respectively.

The Company has extended a line of credit in connection with one of its committed capital and other co-investment arrangements. As of December 31, 2024, the Company had unfunded commitments related to the line of credit of $7.6 million. The Company held no line of credit receivable as of December 31, 2023.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The Company has commitments to fund future advances on HELOCs. As of December 31, 2023 and 2024, these commitments were immaterial and $7.6 million, respectively, however, since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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

From time to time the Company is subject to, and it is presently involved in, various litigation and legal proceedings arising from the ordinary course of business activities, the outcome of which the Company cannot reasonably determine. Other than the class actions and derivative actions described below, the Company does not believe that it is presently a party to any litigation of which the outcome would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. As of December 31, 2023, no loss contingency was recorded in connection with legal proceedings. As of December 31, 2024, an immaterial loss contingency was recorded in connection with legal proceedings.

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

The maximum potential amount of future payments associated under this obligation is the outstanding balances of the loans sold to the institutional investors, which at December 31, 2023 and 2024 was $12,208.1 million and $11,237.2 million, respectively. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial and $6.0 million for the years ended December 31, 2023 and 2024, respectively.

The Company did not have material contingent liabilities related to future loan repurchase obligations as of December 31, 2023 and 2024. These amounts are included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Legal

On July 26, 2022, a lawsuit was filed in United States District Court, Southern District of Ohio, captioned Crain v. Upstart Holdings, Inc. et al., Case No. 2:22-cv-02935-ALM-EPD (S.D. Ohio) against the Company, the Company’s Chief Executive Officer, and Chief Financial Officer, alleging that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Crain lawsuit claims unspecified damages and legal fees. On August 16, 2022, the court appointed a lead plaintiff and approved lead counsel in the Crain action. On December 5, 2022, the lead plaintiff filed a consolidated amended complaint, which names the same defendants as the previous complaint, along with two Company executives, as well as Third Point LLC and its CEO and Third Point Ventures LLC and its managing partner (also a former Upstart board member). The consolidated amended complaint brings the same claims as the previous complaint but adds a claim under Section 20A of the Exchange Act. On February 24, 2023, the Upstart defendants filed a motion to dismiss the consolidated amended complaint. On September 29, 2023, the Court issued an order, granting in part and denying in part the Upstart defendants’ motion. On November 7, 2023, the Upstart defendants filed a motion for reconsideration, which the Court denied on August 5, 2024. On February 2, 2024, Lead Plaintiff, Universal-Investment-Gesellschaft mbH, and plaintiffs, Kathy Brooks and Kevin Crain, filed a motion for an order to certify this matter, now captioned In re Upstart Holdings Securities Litigation, as a class action, appoint themselves as class representatives, and approve their selection of Motley Rice LLC and Robbins Geller Rudman & Dowd LLP as co-class counsel. On November 21, 2024, the Upstart defendants filed an opposition to plaintiffs’ class certification motion, and on December 10, 2024 plaintiffs filed a reply in support thereof. No hearing has been set on the motion. On December 6, 2024, plaintiffs filed a motion for leave to file a first amended complaint. On January 21, 2025, Third Point Ventures LLC, Third Point LLC, and its CEO filed a motion to intervene for the limited purpose of opposing plaintiffs’ motion for leave to file a first amended complaint, and on February 18, 2025 plaintiffs may file a reply in support thereof. No hearing has been set on the motion. The Company believes the remaining claims in the action are without merit and intends to defend itself vigorously.

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

On April 5, 2023, a fifth derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Okhai v. Girouard, et al., C.A. No. 2023-0401-SG (Del. Ch.). The Okhai action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants the Company’s current board members, two former board members, its Chief Financial Officer, and two current or former Company executives, as well as Third Point LLC and Third Point Ventures LLC. The Okhai action includes claims for breach of fiduciary, aiding and abetting such alleged breaches, and unjust enrichment, and seeks equitable and/or injunctive relief, restitution, and attorney’s fees and costs from the individual defendants. On August 3, 2023, in response to a motion to stay by the defendants in the Okhai action, the Court stayed the Okhai action until resolution of the motion to dismiss in the related securities class action. Following the issuance of the September 29, 2023 order on the motion to dismiss in the related securities class action, on November 16, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Okhai action until resolution of the motion for reconsideration of the September 29, 2023 order on the motion to dismiss in the related securities class action. Following denial of the motion for reconsideration in the related securities class action, the parties in the Okhai action finished briefing and argued the defendants’ motion to continue the stay. On October 24, 2024, the Court continued the stay until February 1, 2025. On January 31, 2025, the parties submitted to the Court a proposed schedule for briefing Defendants’ motion to continue the stay.

On October 13, 2023, a sixth derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Romanyshyn v. Girouard, et al., C.A. No. 2023-1029-SG (Del. Ch.). The Romanyshyn action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants current and former directors and Company executives, as well as Third Point LLC and its CEO, and Third Point Ventures LLC. The Romanyshyn action includes claims for breach of fiduciary, and seeks unspecified monetary damages, restitution, and attorney’s fees and costs from the individual defendants. It also seeks corporate governance and internal procedure modifications. On November 3, 2023, in response to a joint stipulation and

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

proposed order submitted by the parties, the Court stayed the Romanyshyn action pending the outcome of the motion to stay in the related Okhai derivative action (which stay will be briefed, consistent with the above).

On October 24, 2023, a seventh derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Agarwal v. Girouard, et al., C.A. No. 2023-1075-SG (Del. Ch.). The Agarwal action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants current and former directors and Company executives, as well as Third Point LLC and its CEO, and Third Point Ventures LLC. The Agarwal action includes claims for breach of fiduciary, and seeks unspecified monetary damages, restitution, and attorney’s fees and costs from the individual defendants. It also seeks corporate governance and internal procedure modifications. On November 3, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Agarwal action pending the outcome of the motion to stay in the related Okhai derivative action (which stay will be briefed, consistent with the above).

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

 13.    Income Taxes
Loss before income taxes consisted entirely of losses from domestic operations of $109.1 million, $240.0 million, and $128.4 million for the calendar years ended December 31, 2022, 2023 and 2024, respectively. Income tax (benefit) expense included in the statements of operations and comprehensive loss consisted of the following:

	Year Ended December 31,
	2022	2023	2024
Current:
Federal	$—	$—	$—
State	174	107	185
Total current tax expense	174	107	185
Deferred:
Federal	41	—	—
State	(624)	—	—
Total deferred tax expense	(583)	—	—
Total (benefit) provision for income taxes	$(409)	$107	$185

Income tax expense differed from the amount computed by applying the Federal statutory income tax rate of 21% to net loss before income taxes for the year ended December 31, 2024 as a result of the following:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31,
	2022	2023	2024
Federal tax at statutory rate	$(22,906)	$(50,405)	$(26,963)
State income taxes, net of federal tax benefit	(448)	107	185
Stock-based compensation	(4,490)	2,306	(30,120)
Research and development credit	(6,333)	(6,288)	(7,806)
Change in valuation allowance	26,263	38,189	50,585
Tax return to tax provision adjustment	309	(878)	84
Section 162(m) limitation	6,494	16,586	13,840
Other	702	490	380
(Benefit) provision for income taxes	$(409)	$107	$185

The tax effects of temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities related to the following:

	December 31,
	2023	2024
Deferred tax assets:
Net operating loss carryforwards	$328,511	$346,356
Capitalized research and experimental expenditures	54,335	84,572
Research and development credits	47,009	56,675
Accruals and reserves	7,306	19,494
Operating lease liabilities	18,041	14,564
Stock-based compensation	14,067	12,249
Convertible debt transactions	6,694	1,189
Amortization	299	612
Other	298	402
Total deferred tax assets	476,560	536,113
Less: valuation allowance	(443,165)	(508,966)
Deferred tax assets – net of valuation allowance	33,395	27,147
Deferred tax liabilities:
Right of use asset	15,832	12,587
Servicing rights	7,542	7,607
Intangible assets	3,461	2,728
Interest receivables	4,100	2,481
Depreciation	1,972	1,183
Investment in partnerships	488	242
Other	—	319
Total deferred tax liabilities	33,395	27,147
Net deferred tax liabilities	$—	$—

Management believes that, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, and as such the Company maintains a full valuation allowance at December 31, 2024. The valuation allowance increased by $65.8 million for the year ended December 31, 2024 primarily as a result of current year activities and the capitalization of research and experimental expenditures.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

As of December 31, 2024, the Company had approximately $1,117.1 million and $1,670.6 million of federal and state (post-apportioned) net operating losses (NOL), that will begin to expire in 2035 and 2034, respectively. The Company also has Federal and California research and development tax credits of approximately $61.5 million and $24.4 million, respectively. The Federal research credits will begin to expire in 2032 and the California research credits have no expiration date. The Internal Revenue Code (“IRC”) limits the amount of NOL carryforwards that a company may use in a given year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. Utilization of NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company performed an ownership analysis and identified ownership changes in prior years, as defined under IRC Section 382 and 383, however neither resulted in a material limitation that will reduce the total amount of NOL carryforwards and credits that can be utilized.

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2023	2024
Balance at beginning of year	$13,904	$18,474	$22,158
Additions for tax positions of prior years	885	308	179
Tax positions related to the current year	3,685	3,376	4,129
Balance at end of year	$18,474	$22,158	$26,466

If recognized, all of the unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets. As of December 31, 2024, the Company had $26.5 million unrecognized income tax benefits and there was increases of $4.3 million to the Company’s unrecognized tax benefits during the year. The Company does not anticipate any significant increases or decreases to unrecognized tax benefit during the next twelve months. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its consolidated balance sheet and consolidated statement of operations and comprehensive loss for the tax year ended December 31, 2024.

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

 14.    Net Loss Per Share

Basic net loss per common share is based on the weighted-average common shares outstanding during the relevant year. Diluted net loss per share is based on the weighted-average common shares outstanding during the relevant year, adjusted for the dilutive effect of share-based awards and convertible debt.

For years in which the Company reports net losses, basic and diluted net loss per share are the same because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Years Ended December 31,
	2022	2023	2024
Numerator:
Net loss	$(108,665)	$(240,132)	$(128,581)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share, basic	82,771,268	83,765,896	89,450,038
Weighted-average common shares outstanding used to calculate net loss per share, diluted	82,771,268	83,765,896	89,450,038

Net loss per share, basic	$(1.31)	$(2.87)	$(1.44)
Net loss per share, diluted	$(1.31)	$(2.87)	$(1.44)

The following securities were excluded from the computation of diluted net loss per share for the years presented, due to their anti-dilutive effect. These amounts represent the number of instruments outstanding at the end of each respective year:

	Year Ended December 31,
	2022	2023	2024
Options to purchase common stock	12,547,010	12,617,254	10,709,898
Unvested RSUs	6,046,796	5,534,394	3,703,631
Unvested PRSUs	687,500	—	—
Purchase rights committed under the ESPP	101,397	184,447	163,228
Convertible debt	2,318,078	2,318,078	15,929,353
Total	21,700,781	20,654,173	30,506,110

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

15.    Segment Information

The Company’s organization and management structure is designed to support development of different lending product offerings, which are grouped into three operating segments - Personal Lending (unsecured personal loans and small dollar loans), Auto Lending (auto refinance and auto retail loans), and Other (HELOCs and other). These operating segments are separately managed and evaluated by the Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer, who allocates resources and assesses performance at this level. The Company has determined that only one operating segment, Personal Lending, meets the definition of a reportable segment.

The Company generates all its revenue in the U.S. and a majority is earned in exchange for the use of the Company’s platform and for borrower referrals as well as for loan servicing activities provided to its lending partners and institutional investors. Refer to Note 2. Revenue for further information related to the Company's disaggregation of revenue from fees by type of service.

Contribution Profit is the primary measure of segment profit and loss reviewed by the CODM to assess business performance and strategy, prepare the Company’s annual operating budget and financial forecasts, and communicate with the Company’s Board of Directors concerning the Company’s financial performance. To derive Contribution Profit, the Company subtracts the sum of borrower acquisition costs as well as borrower verification and servicing costs from revenue from fees, net.

The following table presents financial information, including Contribution Profit, for the Company’s Personal Lending segment (1):

	Year Ended December 31,
	2022	2023	2024
Personal Lending
Revenue from fees, net	$893,065	$552,447	$625,308
Borrower acquisition costs(2)	(276,245)	(85,599)	(115,184)
Borrower verification and servicing costs(3)	(139,478)	(99,906)	(108,014)
Contribution Profit for Personal Lending	$477,342	$366,942	$402,110

_______
(1)Personal Lending includes unsecured personal loans and small dollar loans. It does not include Auto Lending and Other operating segments as these did not meet the separate reporting or aggregation criteria under GAAP.

(2)Borrower acquisition costs consist of the Company’s sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for the Company’s business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses.

(3)Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of the Company’s customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of total Contribution Profit to net loss before income taxes:

	Year Ended December 31,
	2022	2023	2024
Contribution Profit:
Personal Lending	$477,342	$366,942	$402,110
Reconciling items:
Other Contribution Profit/(Loss)(1)	(30,591)	(13,648)	(20,577)
Sales and marketing, net of borrower acquisition costs(2)	(43,063)	(36,626)	(41,783)
Customer operations, net of borrower verification and servicing costs(3)	(30,186)	(33,798)	(29,080)
Engineering and product development	(237,247)	(280,138)	(253,653)
General, administrative, and other	(185,290)	(212,388)	(230,935)
Interest income, interest expense, and fair value adjustments, net	(64,828)	(46,869)	1,062
Other income, net	9,473	21,206	18,793
Expense on convertible notes	(4,684)	(4,706)	(7,694)
Gain on debt extinguishment	—	—	33,361
Net loss before income taxes	$(109,074)	$(240,025)	$(128,396)
_________
(1)Includes Auto Lending and Other operating segments, which did not meet the separate reporting or aggregation criteria under GAAP.

(2)Borrower acquisition costs were $302.7 million, $90.5 million and $125.0 million for the years ended December 31, 2022, 2023 and 2024, respectively. Borrower acquisition costs consist of the Company’s sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for the Company’s business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses.

(3)Borrower verification and servicing costs were $157.8 million, $116.6 million and $128.9 million for the years ended December 31, 2022, 2023 and 2024, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of the Company’s customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses.

The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment.

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

During the year ended December 31, 2023, the Company incurred $15.5 million of reorganization expenses in relation to the January 2023 plan, which primarily consisted of severance charges related to employee cash compensation, benefits, and associated taxes. The Company also recognized an impairment expense of $2.6 million for previously capitalized internally developed software costs. In addition to these charges, the Company recognized $2.9 million of one-time non-cash savings related to the reversal of previously expensed stock-based compensation associated with forfeited stock awards for the year ended December 31, 2023. These reorganization costs are reported in the relevant operating expense category on the consolidated statements of operations and comprehensive loss.

To further decrease operating costs, streamline operations, and return Upstart to profitability in the future, the Company implemented an additional series of initiatives which reduced the Company’s workforce by approximately 13% during the year ended December 31, 2024. In relation to these initiatives, the Company incurred $4.4 million in charges related to severance payments, employee benefits and associated taxes during the year ended December 31, 2024. These reorganization costs are reported in the relevant operating expense category on the consolidated statements of operations and comprehensive loss. As of December 31, 2024, the Company has made all cash payments to impacted employees.

17.    Subsequent Events

The Company has evaluated events that have occurred through the filing date of this Annual Report on Form 10-K. Based on its evaluation, other than any items recorded or disclosed within the consolidated financial statements and related notes, the Company has determined no subsequent events were required to be recognized or disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, and their report is included below.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Upstart Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 13, 2025, expressed an unqualified opinion on those financial statements.

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
February 13, 2025

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

During the quarter ended December 31, 2024, the following directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company each adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K):

Name and title of officer: Scott Darling, Chief Legal Officer
Date of adoption: November 27, 2024
Duration of the trading arrangement: Through August 29, 2025 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 90,740 shares, plus any additional shares to be received upon the vesting of restricted stock units to occur on various dates within the duration of the trading arrangement, net of shares withheld to cover tax obligations upon the vesting, plus any shares purchased under the ESPP.

Name and title of officer: Natalia Mirgorodskaya, Chief Accounting Officer
Date of adoption: November 25, 2024
Duration of the trading arrangement: Through August 29, 2025 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 22,203 shares, plus any additional shares to be received upon the vesting of restricted stock units to occur on various dates within the duration of the trading arrangement, net of shares withheld to cover tax obligations upon the vesting.

Name of director: Hilliard C. Terry III
Date of adoption: November 26, 2024
Duration of the trading arrangement: Through August 29, 2025 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 60,000 shares.

During the quarter ended December 31, 2024, the following officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company terminated a “Rule 10b5-1 trading arrangement” (as defined under Item 408(a) of Regulation S-K).

Name and title of officer: Scott Darling, Chief Legal Officer

Date of termination: November 25, 2024
Duration of the trading arrangement: Through May 30, 2025 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 257,877 shares, plus any additional shares to be received upon the vesting of restricted stock units to occur on various dates within the duration of the trading arrangement, net of shares withheld to cover tax obligations upon the vesting, plus any shares purchased under the ESPP.
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

The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
ITEM 11. EXECUTIVE COMPENSATION

The remaining information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our principal accountant is Deloitte & Touche, LLP. The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2024.

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-K	001-39797	3.1	February 18, 2022
3.2	Amended and Restated Bylaws.	8-K	001-39797	3.2	November 18, 2022
4.1	Form of Common Stock Certificate.	S-1/A	333-249860	4.1	December 4, 2020
4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, amended as of December 31, 2018.	S-1	333-249860	4.2	November 6, 2020
4.3*	Description of Capital Stock.
4.4	Indenture, dated August 20, 2021, between the registrant and U.S. Bank National Association.	8-K	001-39797	4.1	August 20, 2021
4.5	Form of 0.25% Convertible Senior Note due 2026 (included in the indenture filed as Exhibit 4.4).	8-K	001-39797	4.2	August 20, 2021
4.6	Indenture, dated September 19, 2024, between Upstart Holdings, Inc. and U.S. Bank Trust Company, National Association.	8-K	001-39797	4.1	September 19, 2024

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.7	Form of 2.00% Convertible Senior Note due 2029 (included in the indenture filed as Exhibit 4.6).	8-K	001-39797	4.2	September 19, 2024
4.8	Indenture, dated November 15, 2024, between Upstart Holdings, Inc. and U.S. Bank Trust Company, National Association.	8-K	001-39797	4.1	November 15, 2024
4.9	Form of 1.00% Convertible Senior Note due 2030 (included in indenture filed as Exhibit 4.8).	8-K	001-39797	4.2	November 15, 2024
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-249860	10.1	December 4, 2020
10.2+	2020 Equity Incentive Plan and related form agreements.	10-Q	001-39797	10.1	November 12, 2021
10.3+	2012 Stock Plan and related form agreements.	S-1/A	333-249860	10.3	November 6, 2020
10.4+	Employee Incentive Compensation Plan.	S-1/A	333-249860	10.4	December 4, 2020
10.5+	2020 Employee Stock Purchase Plan.	S-1/A	333-249860	10.5	December 4, 2020
10.6+	Prodigy Software, Inc. 2015 Stock Incentive Plan and related form agreements.	S-8	333-255270	4.4	April 16, 2021
10.7+	Amended and Restated Executive Change in Control and Severance Policy and related participation.	8-K	001-39797	10.1	November 18, 2022
10.8*	Outside Director Compensation Policy.
10.9+	Employment Offer Letter, dated October 6, 2022, between Upstart Network, Inc. and Scott Darling.	10-K	001-39797	10.10	February 16, 2023
10.10	Sub-Sublease Agreement, dated April 1, 2019, between the registrant and Snowflake, Inc.	S-1	333-249860	10.8	November 5, 2020
10.11	Sublease, dated September 13, 2021, between Upstart Network, Inc. and Open Text, Inc.	10-Q	001-39797	10.3	November 12, 2021
10.12^	Amended and Restated TransUnion Master Agreement for Consumer Reporting and Ancillary Services, dated November 25, 2020, between Upstart Network, Inc. and TransUnion LLC.	S-1/A	333-249860	10.16	December 7, 2020
10.13^	Amended and Restated Billing Agent Agreement, dated November 25, 2020, between Upstart Network, Inc. and Trans Union LLC.	S-1/A	333-249860	10.17	December 7, 2020
10.14	Form of Capped Call Confirmation.	8-K	001-39797	10.1	September 19, 2024
19.1*	Insider Trading Policy
21.1*	List of subsidiaries of the registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto).

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy.	10-K	001-39797	97.1	February 15, 2024
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
—————
*    Filed herewith.
+    Indicates management contract or compensatory plan.
^    Portions of this exhibit (indicated by asterisk) have been excluded because such information is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
†    The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: February 13, 2025

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

Signature	Title	Date
/s/ Dave Girouard	Chief Executive Officer and Director	February 13, 2025
Dave Girouard	(Principal Executive Officer)

/s/ Sanjay Datta	Chief Financial Officer	February 13, 2025
Sanjay Datta	(Principal Financial Officer)

/s/ Natalia Mirgorodskaya	Chief Accounting Officer	February 13, 2025
Natalia Mirgorodskaya	(Principal Accounting Officer)

/s/ Sukhinder Singh Cassidy	Director	February 13, 2025
Sukhinder Singh Cassidy

/s/ Kerry Cooper	Director	February 13, 2025
Kerry Cooper

/s/ Paul Gu	Director	February 13, 2025
Paul Gu

/s/ Mary Hentges	Director	February 13, 2025
Mary Hentges

/s/ Jeff Huber	Director	February 13, 2025
Jeff Huber

/s/ Ciaran O’Kelly	Director	February 13, 2025
Ciaran O’Kelly

/s/ Hilliard C. Terry III	Director	February 13, 2025
Hilliard C. Terry III