Form 10-Q
period 2025-03-31
Upstart Holdings, Inc.
filed 2025-05-06
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
San Mateo, CA 94403
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2025 there were 95,144,858 shares of the registrant’s common stock outstanding.

Upstart Holdings, Inc.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “seek,” “could,” “intend,” “target,” “aim,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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

AVAILABLE INFORMATION

Our website is located at www.upstart.com and our investor relations website at ir.upstart.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our investor relations website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The SEC also maintains a website that contains our SEC filings at www.sec.gov. The content of our websites and information that can be accessed through our websites is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

We announce material information to the public about us, our products and services and other matters through a variety of means, including SEC filings, press releases, public conference calls, webcasts, the investor relations (ir.upstart.com) and newsroom (upstart.com/news) sections of our website, and our X (formerly known as Twitter) account @Upstart, in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	December 31,	March 31,
	2024	2025
Assets
Cash and cash equivalents	$788,422	$599,778
Restricted cash	187,841	239,750
Loans (at fair value)(1)	806,304	814,677
Property, equipment, and software, net	39,013	42,407
Operating lease right of use assets	43,455	40,557
Beneficial interest assets (at fair value)	176,848	216,578
Non-marketable equity securities	41,250	41,250
Goodwill	67,062	67,062
Other assets (includes $107,627 and $131,266 at fair value as of December 31, 2024 and March 31, 2025, respectively)	216,763	234,218
Total assets(2)	$2,366,958	$2,296,277
Liabilities and Stockholders’ Equity
Liabilities:
Payable to investors	$60,173	$83,114
Borrowings	1,402,168	1,334,863
Payable to securitization note holders (at fair value)	87,321	75,904
Accrued expenses and other liabilities (includes $15,883 and $10,093 at fair value as of December 31, 2024 and March 31, 2025, respectively)	133,800	78,680
Operating lease liabilities	50,278	47,074
Total liabilities(2)	1,733,740	1,619,635
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; 700,000,000 shares authorized; 93,469,721 and 95,071,582 shares issued and outstanding as of December 31, 2024 and March 31, 2025, respectively	9	10
Additional paid-in capital	1,044,366	1,090,236
Accumulated deficit	(411,157)	(413,604)
Total stockholders’ equity	633,218	676,642
Total liabilities and stockholders’ equity	$2,366,958	$2,296,277
____________

(1)Includes $102.9 million and $88.9 million of loans, at fair value, contributed as collateral for the consolidated securitization as of December 31, 2024 and March 31, 2025, respectively. Refer to “Note 5. Fair Value Measurement” for details.

(2)The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by Upstart Holdings, Inc. at December 31, 2024 and March 31, 2025, respectively. The liabilities of each VIE can only be settled using the assets of the corresponding VIE and creditors of these entities do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share data)
(Unaudited)

	December 31,	March 31,
	2024	2025
Assets
Cash and cash equivalents	$1,312	$447
Restricted cash	47,642	53,670
Loans (at fair value)	750,184	724,251
Other assets (includes $1,864 and $1,129 at fair value as of December 31, 2024 and March 31, 2025, respectively)	12,971	11,620
Total assets	$812,109	$789,988

Liabilities
Payable to investors	$154	$154
Borrowings	195,606	126,976
Payable to securitization note holders (at fair value)	87,321	75,904
Accrued expenses and other liabilities	4,493	2,462
Total liabilities	287,574	205,496
Total net assets	$524,535	$584,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2025
Revenue:
Revenue from fees, net	$138,068	$185,475
Interest income, interest expense, and fair value adjustments, net:
Interest income(1)	51,171	40,568
Interest expense(1)	(10,714)	(7,020)
Fair value and other adjustments(1)	(50,731)	(5,652)
Total interest income, interest expense, and fair value adjustments, net	(10,274)	27,896
Total revenue	127,794	213,371
Operating expenses:
Sales and marketing	35,150	58,970
Customer operations	39,408	40,501
Engineering and product development	63,091	57,838
General, administrative, and other	57,613	60,558
Total operating expenses	195,262	217,867
Loss from operations	(67,468)	(4,496)
Other income, net	2,884	2,078
Net loss before income taxes	(64,584)	(2,418)
Provision for income taxes	14	29
Net loss	$(64,598)	$(2,447)

Net loss per share, basic	$(0.74)	$(0.03)
Net loss per share, diluted	$(0.74)	$(0.03)
Weighted-average number of shares outstanding used in computing net loss per share, basic	87,030,695	94,274,538
Weighted-average number of shares outstanding used in computing net loss per share, diluted	87,030,695	94,274,538
____________
(1)Balances for the three months ended March 31, 2024 and 2025 include amounts related to the consolidated securitization. Refer to “Note 2. Revenue” for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	86,330,303	$9	$917,872	$(282,576)	$635,305
Issuance of common stock upon exercise of stock options	351,968	—	1,204	—	1,204
Issuance of common stock upon settlement of restricted stock units	925,027	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(38)	—	(1)	—	(1)
Stock-based compensation expense	—	—	36,323	—	36,323
Issuance of common stock under employee stock purchase plan	198,133	—	4,565	—	4,565
Net loss	—	—	—	(64,598)	(64,598)
Balance as of March 31, 2024	87,805,393	$9	$959,963	$(347,174)	$612,798

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	93,469,721	$9	$1,044,366	$(411,157)	$633,218
Issuance of common stock upon exercise of stock options	661,617	1	8,208	—	8,209
Issuance of common stock upon settlement of restricted stock units	789,454	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(63)	—	(5)	—	(5)
Stock-based compensation expense	—	—	32,975	—	32,975
Issuance of common stock under employee stock purchase plan	150,853	—	4,692	—	4,692
Net loss	—	—	—	(2,447)	(2,447)
Balance as of March 31, 2025	95,071,582	$10	$1,090,236	$(413,604)	$676,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2025
Cash flows from operating activities
Net loss	$(64,598)	$(2,447)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of loans	54,017	7,062
Change in fair value of servicing assets	4,286	4,090
Change in fair value of servicing liabilities	(454)	(285)
Change in fair value of beneficial interest assets	(4,481)	(17,600)
Change in fair value of beneficial interest liabilities	4,973	(65)
Change in fair value of other financial instruments	1,551	(33)
Stock-based compensation	35,777	29,831
Gain on loan servicing rights, net	(2,946)	(4,945)
Depreciation and amortization	5,632	6,400
Loan premium amortization	(2,539)	(8,352)
Non-cash interest expense and other	768	1,325
Net changes in operating assets and liabilities:
Purchases of loans held-for-sale	(796,543)	(1,345,253)
Proceeds from sale of loans held-for-sale	772,690	1,316,696
Principal payments received for loans held-for-sale	52,841	38,252
Principal payments received for loans held by consolidated securitization	12,338	10,280
Settlements of beneficial interest liabilities	(710)	(5,992)
Proceeds from beneficial interest assets (derivatives)	—	731
Settlements of beneficial interest assets (derivatives)	—	(485)
Other assets	(825)	6,437
Operating lease liability and right-of-use asset	(202)	(306)
Payable to investors for beneficial interest assets(1)	(1,392)	—
Accrued expenses and other liabilities	(25,846)	(48,827)
Net cash provided by (used in) operating activities	44,337	(13,486)

Cash flows from investing activities
Purchases and originations of loans held-for-investment	$(46,152)	$(149,916)
Proceeds from sale of loans held-for-investment	—	1,647
Principal payments received for loans held-for-investment	27,242	57,417
Principal payments received for notes receivable and repayments of residual certificates	1,225	2,685
Acquisition of beneficial interest assets	(18,113)	(305)
Settlements of beneficial interest assets (hybrid instruments)	—	(312)
Proceeds from beneficial interest assets (hybrid instruments)	—	16,374
Purchases of property and equipment	(684)	—
Capitalized software costs	(1,065)	(6,159)
Net cash used in investing activities	(37,547)	(78,569)

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2025

Cash flows from financing activities
Proceeds from warehouse borrowings	$74,260	$53,655
Payment of debt issuance costs to third party	—	(443)
Repayments of warehouse borrowings	(110,175)	(122,285)
Principal payments made on securitization notes	(13,564)	(11,444)
Payable to investors(1)	8,285	22,941
Proceeds from issuance of common stock under employee stock purchase plan	4,565	4,692
Proceeds from exercise of stock options	1,204	8,209
Taxes paid related to net share settlement of equity awards	(1)	(5)
Net cash used in financing activities	(35,426)	(44,680)
Change in cash, cash equivalents and restricted cash	(28,636)	(136,735)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	467,787	976,263
Cash, cash equivalents and restricted cash at end of period	$439,151	$839,528

Supplemental disclosures of cash flow information
Cash paid for interest	$12,463	$7,378
Cash paid for income taxes, net	88	96

Supplemental disclosures of non-cash investing and financing activities
Beneficial interests obtained in connection with loan sale	13,555	38,133
Capitalized stock-based compensation expense	546	3,144
Issuance of line of credit receivable	—	24,856
Beneficial interest assets included in payable to investors	4,400	—
____________
(1) During 2024, the Company elected to change the presentation of changes in the payable to investors balance on the condensed consolidated statement of cash flows, refer to “Note 1. Description of Business and Significant Accounting Policies” for further details.

The following presents cash, cash equivalents and restricted cash by category within the unaudited condensed consolidated balance sheets:

	December 31,	March 31,
	2024	2025
Cash and cash equivalents	$788,422	$599,778
Restricted cash	187,841	239,750
Total cash, cash equivalents and restricted cash	$976,263	$839,528

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
Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements included in our Annual Report on Form 10-K. Certain prior period amounts have been reclassified where appropriate to conform to the current period presentation of such amounts. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated of any future annual or interim periods.

Certain information and disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to rules and regulations of the SEC. Accordingly, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Reclassifications

During the second quarter of 2024, the Company elected to change its presentation of changes in the payable to investors balance on the condensed consolidated statement of cash flows. Payable to investors balance consists of a) liabilities associated with fiduciary cash that is temporarily held by the Company on behalf of our institutional investors and is presented within restricted cash on the condensed consolidated balance sheets; and b) cash payable to investors for acquisitions or settlements of beneficial interests. Under the new presentation, the portion of the payable to investors balance related to fiduciary cash is reclassified from operating to financing activities within the condensed consolidated statement of cash flows. There is no change in the presentation for the change in the payable to investors balance related to acquisition and settlements of beneficial interests. Comparative amounts have been reclassified to conform to the current period presentation. The following table presents the effects of the changes in presentation within the condensed consolidated statements of cash flows:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities
Payable to investors	$6,893	$(6,893)	$—
Payable to investors for beneficial interest assets	—	(1,392)	(1,392)
Net cash provided by (used in) operating activities	52,622	(8,285)	44,337

Cash flows from financing activities
Payable to investors(1)	—	8,285	8,285
Net cash provided by (used in) financing activities	$(43,711)	$8,285	$(35,426)
____________
(1) Related to liabilities associated with fiduciary cash that is temporarily held by the Company on behalf of our institutional investors.

The reclassification had no impact on the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss or condensed consolidated statements of stockholders’ equity.
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
Recently Adopted Accounting Pronouncements

On January 1, 2025, the Company adopted Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The new guidance requires certain crypto assets to be measured at fair value with changes in fair value recorded in net income, and additional disclosures about the holdings of certain crypto assets. The adoption of the new standard did not have an impact on the Company’s condensed consolidated financial statements or related disclosures.
Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items where the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate. In addition, entities are required to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of these amendments to its condensed consolidated financial statements

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

and related disclosures and plans to include the additional required disclosures relating to income taxes beginning in the 2025 Annual Report on Form 10-K.

In November 2024, the FASB issued ASU 2024-03 and subsequently ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disaggregated disclosures in the notes to the financial statements for certain expenses such as employee compensation, depreciation, and intangible asset amortization, which are commonly presented in aggregate. This ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of these amendments to its condensed consolidated financial statements and related disclosures.

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

 2.    Revenue
Revenue from Fees, Net

The Company disaggregates revenue from fees by type of service for the periods presented as follows:

	Three Months Ended March 31,
	2024	2025
Revenue from fees, net:
Platform and referral fees, net	$103,859	$150,975
Servicing and other fees, net	34,209	34,500
Total revenue from fees, net	$138,068	$185,475
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

After origination, Upstart-powered loans are either retained by lending partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans not retained by the lending partners, the Company pays the lending partners a one-time loan premium fee upon completion of the minimum contractual holding period and a monthly loan trailing fee based on the amount and timing of principal and interest payments made by the borrowers of the underlying loans. Both the loan

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

premium fees and loan trailing fees are consideration payable to customers, which are our lending partners, and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the condensed consolidated statements of operations and comprehensive loss. The Company recognized an immaterial amount of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net during the three months ended March 31, 2024 and 2025.

As of both December 31, 2024 and March 31, 2025, the Company recognized $4.6 million of loan trailing fee liability, which is recorded at fair value and included within accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets. Refer to “Note 5. Fair Value Measurement” for additional information on changes in fair value associated with trailing fee liabilities.

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

Auto Dealerships. The Company enters into subscription agreements with auto dealerships to access Upstart Auto Retail software, a cloud-based solution that facilitates dealership operations and enables them to provide consumers with access to Upstart-powered auto loans. Subscription agreements generally have a contractual term of one to six months with evergreen monthly renewals. The Company bills customers on a monthly basis. Subscription fees are recognized over the contract term as the performance obligation is satisfied, and is included within platform and referral fees, net in the condensed consolidated statements of operations and comprehensive loss. The Company recognized an immaterial amount of subscription fee revenue for the three months ended March 31, 2024 and 2025.

As of both December 31, 2024 and March 31, 2025, the Company had $19.0 million of accounts receivable that are included in other assets on the condensed consolidated balance sheets related to contracts with customers. The standard payment terms on accounts receivable are 30 days. The Company’s allowance for bad debt and bad debt expense were immaterial for the periods presented.

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to employees in connection with the acquisition of lending partners. Capitalized costs are amortized over the expected period of benefit, which we have determined, based on an analysis, to be three years. The Company applies the practical expedient to expense costs to obtain contracts with customers if the amortization period is one year or less. As of December 31, 2024 and March 31, 2025, the Company had $2.5 million and an immaterial amount, respectively, of contract costs capitalized within other assets on the condensed consolidated balance sheets. During the three months ended March 31, 2024 and 2025, the Company amortized immaterial amounts of capitalized contracts costs to sales and marketing in the condensed consolidated statements of operations and comprehensive loss.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Customers accounting for greater than 10% of total revenue were as follows:

	Three Months Ended March 31,
	2024	2025
Customer A	*	27%
Customer B	24%	21%
Customer C	39%	*
Customer D	11%	*
* Less than 10%

Customers accounting for greater than 10% of accounts receivable were as follows:

	December 31,	March 31,
	2024	2025
Customer E	15%	12%

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents the components of servicing and other fees, net as part of revenue from fees, net in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2024	2025
Servicing fees	$23,242	$22,812
Borrower fees	7,159	6,660
Collection agency fees	4,596	3,792
Other fees	98	97
Net gain (loss) on servicing rights and fair value adjustments	(886)	1,139
Total servicing and other fees, net	$34,209	$34,500
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

The following table presents components of the interest income, interest expense, and fair value adjustments, net presented in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2024	2025
Interest income(1)	$51,171	$40,568
Interest expense(1)	(10,714)	(7,020)
Fair value and other adjustments, net:
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net(1)	(29,593)	(21,326)
Realized loss on sale of loans, net	(7,104)	(1,991)
Fair value adjustments and realized gains (losses) on beneficial interests, net	(14,034)	17,665
Total fair value and other adjustments, net	(50,731)	(5,652)
Total interest income, interest expense, and fair value adjustments, net	$(10,274)	$27,896
__________
(1) Includes interest income, interest expense and unrealized loss on loans, loan charge-offs, and other fair value adjustments, net related to the consolidated securitization as follows:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended March 31,
	2024	2025
Interest income, interest expense, and fair value adjustments, net related to consolidated securitization:
Interest income	$8,624	$5,112
Interest expense	(2,760)	(1,849)
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net	(10,651)	(3,780)
Total interest income, interest expense, and fair value adjustments, net	$(4,787)	$(517)
Interest Income

Interest income is recognized based on the terms of the underlying agreements with borrowers for loans and line of credit receivable held on the Company’s condensed consolidated balance sheets and is earned over the life of a loan or a line of credit receivable.

Interest income also includes accrued interest earned on outstanding loans and line of credit receivable but not collected. Home equity lines of credit (“HELOCs”) that have reached a delinquency over 180 days and all other loans and line of credit receivable that have reached a delinquency over 120 days are charged off and do not accrue interest. The Company does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2024 and March 31, 2025, the Company has recorded $8.2 million and $7.4 million of accrued interest income in loans on the condensed consolidated balance sheets, respectively. Accrued interest income on the line of credit receivable was immaterial as of December 31, 2024 and March 31, 2025.
Interest Expense

Interest expense is primarily related to interest recorded on the Company’s borrowings on warehouse credit facilities and interest expense related to the consolidated securitization. Interest expense includes accrued interest incurred but not paid. Interest expense also includes changes in fair value of the interest rate caps. Accrued interest expenses for the warehouses were immaterial as of December 31, 2024 and March 31, 2025.
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

Fair value and other adjustments, net also includes amounts received from borrowers for previously charged-off loans held on the Company’s condensed consolidated balance sheets. These amounts are recognized in the period when amounts are received. Amounts received from borrowers for previously charged-off loans were $3.3 million and immaterial for the three months ended March 31, 2024 and 2025, respectively.

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

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

	December 31, 2024
	Assets	Liabilities	Net Assets
Consolidated securitization	$109,739	$87,322	$22,417
Consolidated warehouse entities	430,887	196,982	233,905
Other consolidated VIEs	271,483	3,270	268,213
Total consolidated VIEs	$812,109	$287,574	$524,535

	March 31, 2025
	Assets	Liabilities	Net Assets
Consolidated securitization	$94,918	$75,905	$19,013
Consolidated warehouse entities	336,844	128,161	208,683
Other consolidated VIEs	358,226	1,430	356,796
Total consolidated VIEs	$789,988	$205,496	$584,492
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

The following tables summarize the aggregate value of assets and liabilities of unconsolidated VIEs associated with securitizations in which the Company holds a variable interest but is not the primary beneficiary:

	December 31, 2024
	Assets(1)	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$507,666	$363,890	$143,776	$25,774
_________
(1) Represents cash and the unpaid principal balance of loans held by the unconsolidated VIEs.

	March 31, 2025
	Assets(1)	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$449,814	$313,453	$136,361	$23,190
_________
(1) Represents cash and the unpaid principal balance of loans held by the unconsolidated VIEs.

The Company’s maximum exposure to loss from its involvement with unconsolidated VIEs represents the value of securities retained and cash deposits made under the risk retention requirements for the related securitizations and estimates the loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is remote. The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $22.1 million and $19.5 million of securitization notes and residual certificates that are carried at fair value and included in other assets on the condensed consolidated balance sheets as of December 31, 2024 and March 31, 2025, respectively. The Company also had $3.7 million of cash deposits held as reserve accounts for related securitizations, included in other assets on the condensed consolidated balance sheets as of December 31, 2024 and March 31, 2025.

For securitization transactions where the Company is not the risk retaining sponsor, and servicing is the only form of continuing involvement, the Company would only experience a loss if it were required to repurchase a loan due to a breach in representations and warranties and is not able to collect all repayments, refer to “Note 11. Commitments and Contingencies” for further information.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

In certain arrangements, the Company is obligated to make payments to these third-parties or is entitled to receive payments from them if credit performance of the loans sold or originated under the arrangements deviates from initial expectations set at the time of loan sale or origination. These arrangements meet the definition of derivatives under ASC 815 and can produce an asset or a liability depending on the credit performance of the underlying loan portfolio as of the reporting date, which are settled periodically in cash based on contractual terms. Under other arrangements, the Company makes an initial investment and is entitled to a portion of cash flows from repayments received over time on the underlying loan portfolios sold under these arrangements. These cash flows vary depending on the demonstrated credit performance relative to our expectations. These arrangements are debt-like financial instruments with embedded derivatives related to the variability of demonstrated credit performance of underlying loan portfolios against initial expectations. The Company accounts for these derivatives and hybrid instruments at fair value under ASC 815 and ASC 825, respectively. Refer to “Note 5. Fair Value Measurement” for additional information.

Beneficial interests represent the value of the future cash flows as part of these arrangements, discounted to the present value based on expected performance. The following table presents the aggregate outstanding principal balance of the underlying loan portfolios as well as the fair value of beneficial interest assets, by type, which collectively are presented as a separate asset line item on the condensed consolidated balance sheets, and beneficial interest liabilities, which are presented in other liabilities on the condensed consolidated balance sheets.

	December 31, 2024		March 31, 2025
	Outstanding Principal Balance	Fair Value	Outstanding Principal Balance	Fair Value
Beneficial interest assets (hybrid instruments)	$2,214,535	$168,091	$2,199,658	$206,054
Beneficial interest assets (derivatives)	$1,943,215	$8,757	$2,130,599	$10,524
Total beneficial interest assets	$4,157,750	$176,848	$4,330,257	$216,578

Beneficial interest liabilities (derivatives)	$1,091,538	$10,089	$1,555,959	$4,032

The Company recognizes beneficial interests at fair value with changes reported as part of the fair value and other adjustments on the condensed consolidated statements of operations and comprehensive loss. The table below presents gains (losses) recognized on beneficial interests during the following periods:

	Three Months Ended March 31,
	2024	2025
Fair value adjustments and realized gains (losses) on beneficial interests, net	$(14,034)	$17,665

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

	December 31,	March 31,
	2024	2025
Cash and cash equivalents	$85,105	$90,726
Restricted cash	84,065	111,458
Beneficial interests	204,814	228,291
Other assets - Line of credit receivable(1)	54,780	79,636
Loans(1)	30,579	43,455
Total	$459,343	$553,566
__________
(1) Represents the unpaid principal balance

As of December 31, 2024 and March 31, 2025, $137.4 million and $162.3 million, respectively, of the Company’s cash was held by one of our institutional investors in relation to the line of credit receivable and the beneficial interest asset. We mitigate our risk exposure through corporate guarantees provided by the investor.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

5.     Fair Value Measurement

The following table presents assets and liabilities measured at fair value and categorized in accordance with the fair value hierarchy:

		December 31,	March 31,
	Level	2024	2025
Assets
Loans	3	$806,304	$814,677
Beneficial interest assets	3	176,848	216,578
Line of credit receivable	3	56,269	81,780
Loan servicing assets	3	27,439	28,886
Notes receivable and residual certificates	3	22,055	19,471
Interest rate caps(1)	2	1,864	1,129
Total assets		$1,090,779	$1,162,521
Liabilities
Payable to securitization note holders	3	$87,321	$75,904
Trailing fee liabilities	3	4,614	4,574
Beneficial interest liabilities	3	10,089	4,032
Loan servicing liabilities	3	1,180	1,487
Total liabilities		$103,204	$85,997
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents the fair value of classes of loans included in the Company’s condensed consolidated balance sheets as of December 31, 2024 and March 31, 2025:

	December 31,	March 31,
	2024	2025
Loans held-for-sale	$405,812	$347,749
Loans held-for-investment	297,543	378,012
Loans held in consolidated securitization	102,949	88,916
Total	$806,304	$814,677
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

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-investment and held-for-sale, excluding loans held in consolidated securitization:

	December 31, 2024			March 31, 2025
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	9.75%	22.37%	11.91%	4.93%	16.12%	9.92%
Credit risk rate	0.01%	93.12%	17.87%	0.01%	91.50%	14.63%
Prepayment rate	0.45%	89.07%	33.07%	0.45%	94.99%	33.47%
_________
(1) Unobservable inputs were weighted by relative fair value.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents quantitative information about the significant unobservable inputs implied for the Company’s Level 3 fair value measurements for loans held in consolidated securitization, which is determined by the sum of the fair value of the related securitization notes and residual certificates, and corroborated with a discounted cash flow model, similar to the one used for other loans held on the condensed consolidated balance sheet:

	December 31, 2024			March 31, 2025
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	5.96%	15.25%	9.59%	5.80%	15.25%	9.74%
Credit risk rate	0.67%	37.70%	15.66%	0.67%	37.70%	15.73%
Prepayment rate	6.73%	89.84%	41.51%	6.73%	89.84%	41.11%
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

Significant Recurring Level 3 Fair Value Input Sensitivity

The following table presents the sensitivity of the fair value of loans held-for-sale and held-for-investment, excluding the loans in consolidated securitization, to adverse changes in key assumptions used in the valuation model as of December 31, 2024 and March 31, 2025:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31,	March 31,
	2024	2025
Fair value of loans held-for-sale and held-for-investment	$703,355	$725,761
Discount rates
100 basis point increase	(9,048)	(8,811)
200 basis point increase	(17,881)	(17,343)
Expected credit loss rates on underlying loans
10% adverse change	(9,135)	(7,843)
20% adverse change	(18,129)	(15,397)
Expected prepayment rates
10% adverse change	(1,899)	*
20% adverse change	(3,783)	*
_________
* Immaterial

The table below presents the fair value sensitivity of loans in consolidated securitization to adverse changes in key assumptions. The fair value of loans in consolidated securitization is not sensitive to adverse changes in discount rates and prepayment rates as such changes do not result in a material impact on the fair value as of December 31, 2024 and March 31, 2025.

	December 31,	March 31,
	2024	2025
Fair value of loans held in consolidated securitization	$102,949	$88,916
Expected credit loss rates on underlying loans
10% adverse change	(1,799)	(1,521)
20% adverse change	(3,577)	(3,026)

Rollforward of Level 3 Fair Values

The following tables include a rollforward of the loans classified within Level 3 of the fair value hierarchy:

	Loans Held-for-Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2023	$830,574	$146,768	$179,071	$1,156,413
Purchases and originations of loans(1)(2)	579,086	46,152	—	625,238
Sale of loans(1)	(563,338)	—	—	(563,338)
Purchase of loans for immediate resale(1)	217,457	—	—	217,457
Immediate resale of loans(1)	(217,457)	—	—	(217,457)
Repayments received(1)	(55,308)	(24,775)	(12,338)	(92,421)
Charge-offs and changes in fair value recorded in earnings	(26,240)	(10,261)	(9,411)	(45,912)
Other changes	(1,460)	2,345	—	885
Fair value at March 31, 2024	$763,314	$160,229	$157,322	$1,080,865
_________
(1)    Represents the principal balance.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

(2)    Purchase activity includes an immaterial unpaid principal balance related to securitization clean-up calls during the three months ended March 31, 2024.

	Loans Held-for-Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2024	$405,812	$297,543	$102,949	$806,304
Purchases and originations of loans (1)	570,654	149,883	—	720,537
Sale of loans(1)	(571,696)	(1,618)	—	(573,314)
Purchase of loans for immediate resale(1)	774,632	—	—	774,632
Immediate resale of loans(1)	(774,632)	—	—	(774,632)
Repayments received(1)	(39,904)	(55,765)	(10,280)	(105,949)
Charge-offs and changes in fair value recorded in earnings	(15,722)	(20,973)	(3,753)	(40,448)
Other changes	(1,395)	8,942	—	7,547
Fair value at March 31, 2025	$347,749	$378,012	$88,916	$814,677
_________
(1)    Represents the principal balance.

The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the condensed consolidated balance sheets:

	Loans		Loans > 90 Days Past Due
	December 31,	March 31,	December 31,	March 31,
	2024	2025	2024	2025
Outstanding principal balance	$858,440	$876,577	$11,236	$10,558
Net fair value and accrued interest adjustments	(52,136)	(61,900)	(9,638)	(8,641)
Fair value(1)	$806,304	$814,677	$1,598	$1,917
_________
(1)     Includes $285.5 million and $307.0 million of auto loans at fair value as of December 31, 2024 and March 31, 2025, respectively, of which an immaterial amount are 90 days or more past due as of December 31, 2024 and March 31, 2025. Also includes $54.3 million and $76.7 million of HELOCs at fair value as of December 31, 2024 and March 31, 2025, respectively, of which immaterial amounts are 90 days or more past due as of December 31, 2024 and March 31, 2025, respectively.

The Company charges off HELOCs that have reached a delinquency of 180 days past due and all other loans at 120 days past due. Any accrued interest recorded in relation to these loans is reversed in the respective period when charge-off occurs.

Line of Credit Receivable

In connection with one of its committed capital and other co-investment arrangements, the Company issued a revolving line of credit receivable to a third-party, which is classified as held-for-investment and presented within other assets on the Company’s condensed consolidated balance sheets. The fair value of the line of credit receivable as of December 31, 2024 and March 31, 2025 was $56.3 million and $81.8 million, respectively.

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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements related to the line of credit receivable:

	December 31, 2024			March 31, 2025
	Minimum	Maximum	Weighted-Average	Minimum	Maximum	Weighted-Average
Discount rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

Discount rate–The discount rate is the rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value. The discount rate used for the projected net cash flows are the Company’s estimate of the rate of return that market participants would require when investing in this financial instrument with cash flows dependent on credit quality of the counterparty. A risk premium component is implicitly included in the discount rate to reflect the amount of compensation market participants require due to the uncertainty inherent in the instrument’s cash flows resulting from risks such as credit and liquidity of the counterparty.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of the line of credit receivable to adverse changes in key assumptions do not result in a material impact on the Company’s financial position or results of operations.

Rollforward of Level 3 Fair Values

The following table presents a rollforward of the line of credit receivable classified by the Company within Level 3 of the fair value hierarchy. The Company held no line of credit receivable during the three months ended March 31, 2024.

Line of Credit Receivable
Fair value at December 31, 2024	$56,269
Issuances	24,856
Changes in fair value recorded in earnings	500
Changes in accrued interest	155
Fair value at March 31, 2025	$81,780

Assets and Liabilities related to Securitization Transactions

As of December 31, 2024 and March 31, 2025, the Company held notes receivable and residual certificates with an aggregate fair value of $22.1 million and $19.5 million, respectively, within other assets on the Company’s

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

condensed consolidated balance sheets. The balances consist of securitization notes and residual certificates retained from unconsolidated securitization transactions.

As of December 31, 2024 and March 31, 2025, the Company recognized payables to securitization note holders of $87.3 million and $75.9 million at fair value, respectively. The balance represents the value of the securitization notes issued and owned by third-party investors in connection with UPST 2023-2. The value of the UPST 2023-2 securitization notes and residual certificates retained by the Company is eliminated in the consolidation process.
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

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements related to note receivable, residual certificates, and payable to securitization note holders:

	December 31, 2024			March 31, 2025
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Notes receivable and residual certificates
Discount rate	9.60%	22.37%	12.59%	6.93%	14.12%	11.46%
Credit risk rate	0.54%	50.28%	19.00%	0.54%	50.28%	19.13%
Prepayment rate	4.61%	94.53%	35.72%	4.61%	94.53%	35.12%
Payable to securitization note holders
Discount rate	5.96%	10.98%	8.52%	5.80%	10.78%	8.73%
Credit risk rate	0.67%	37.70%	15.66%	0.67%	37.70%	15.73%
Prepayment rate	6.73%	89.84%	41.51%	6.73%	89.84%	41.11%
_________
(1)Unobservable inputs were weighted by relative fair value.

Significant Recurring Level 3 Fair Value Input Sensitivity

Notes Receivable and Residual Certificates

Adverse changes in discount rates, credit risk rates, or prepayment rates do not result in a material impact to the fair value of notes receivable and residual certificates as of December 31, 2024 and March 31, 2025.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Payable to Securitization Note Holders

Adverse changes in discount rates, credit risk rates, and expected prepayment rates do not result in a material impact to the fair value of payable to securitization note holders as of December 31, 2024 and March 31, 2025.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of the notes receivable and residual certificates and payables to securitization note holders related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy:

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2023	$14,847	$141,416
Repayments and settlements	(1,225)	(13,564)
Changes in fair value recorded in earnings	(246)	1,240
Fair value at March 31, 2024	$13,376	$129,092

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2024	$22,055	$87,321
Repayments and settlements	(2,685)	(11,444)
Changes in fair value recorded in earnings	101	27
Fair value at March 31, 2025	$19,471	$75,904

Loan Servicing Assets and Liabilities
As of December 31, 2024 and March 31, 2025, the Company’s loan servicing assets had a fair value of $27.4 million and $28.9 million, respectively, recorded within other assets on the condensed consolidated balance sheets. As of December 31, 2024 and March 31, 2025, the Company’s loan servicing liabilities had a fair value of $1.2 million and $1.5 million, respectively, recorded within accrued expenses and other liabilities on the condensed consolidated balance sheets.
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
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2024			March 31, 2025
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	13.00%	20.00%	17.14%	13.00%	20.00%	17.20%
Credit risk rate	0.08%	61.96%	16.05%	0.08%	61.96%	16.30%
Market-servicing rate (2)(3)	0.62%	3.70%	0.62%	0.62%	3.70%	0.62%
Prepayment rate	2.17%	96.90%	36.43%	2.17%	96.90%	35.39%
_________
(1)Unobservable inputs were weighted by relative fair value.
(2)Excludes ancillary fees that would be passed on to a third-party servicer.
(3)Expressed as a percentage of the outstanding principal balance for auto loans of 3.70% as of both December 31, 2024 and March 31, 2025, and 0.62% for personal loans as of both December 31, 2024 and March 31, 2025.

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
Significant Recurring Level 3 Fair Value Input Sensitivity

The table below presents the fair value sensitivity of loan servicing assets to adverse changes in key assumptions. The fair value of loan servicing assets and liabilities is not sensitive to adverse changes in discount rates and prepayment rates as such changes do not result in a material impact on the fair value as of December 31, 2024 and March 31, 2025. Adverse changes in market-servicing rates do not result in a material impact to the fair value of loan servicing liabilities as of December 31, 2024 and March 31, 2025.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31,	March 31,
	2024	2025
Fair value of loan servicing assets	$27,439	$28,886
Expected market-servicing rates
10% market-servicing rates increase	(6,931)	(7,125)
20% market-servicing rates increase	(14,098)	(14,216)

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the loan servicing assets and liabilities classified by the Company within Level 3 of the fair value hierarchy:

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2023	$28,092	$2,038
Sale of loans	2,947	1
Changes in fair value recorded in earnings	(4,286)	(454)
Fair value at March 31, 2024	$26,753	$1,585

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2024	$27,439	$1,180
Sale of loans	5,537	592
Changes in fair value recorded in earnings	(4,090)	(285)
Fair value at March 31, 2025	$28,886	$1,487

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

As of December 31, 2024 and March 31, 2025, the fair value of the beneficial interest assets related to these arrangements was $176.8 million and $216.6 million, respectively. As of the same dates, the fair value of the beneficial interest liabilities was $10.1 million and $4.0 million, respectively.
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s fair value measurements of beneficial interests as of December 31, 2024 and March 31, 2025:

	December 31, 2024			March 31, 2025
	Minimum	Maximum	Weighted-Average(1)	Minimum	Maximum	Weighted-Average(1)
Beneficial interest assets
Discount rate	6.75%	13.75%	13.53%	6.75%	13.75%	13.44%
Credit risk rate spread(2)	(4.00)%	12.60%	1.32%	(4.40)%	12.90%	0.46%
Beneficial interest liabilities
Discount rate	13.75%	13.75%	13.75%	13.75%	13.75%	13.75%
Credit risk rate spread(2)	(0.24)%	18.68%	9.78%	(1.82)%	16.06%	6.53%
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents the sensitivity of beneficial interest assets and liabilities to adverse changes in key assumptions used in the valuation model as of December 31, 2024 and March 31, 2025. Adverse changes in discount rates do not result in a material impact to the fair value of beneficial interest liabilities as of December 31, 2024 and March 31, 2025.
Significant Recurring Level 3 Fair Value Input Sensitivity

	December 31,	March 31,
	2024	2025
Fair value of beneficial interest assets	$176,848	$216,578
Discount rate
100 basis point increase	(3,247)	(3,716)
200 basis point increase	(6,384)	(7,310)
Expected credit risk rate spreads on underlying loans
10% adverse change	(44,356)	(53,920)
20% adverse change	(89,605)	(106,954)

Fair value of beneficial interest liabilities	$10,089	$4,032
Expected credit risk rate spreads on underlying loans
10% adverse change	4,720	11,438
20% adverse change	10,259	23,150
Rollforward of Level 3 Fair Values

The following tables presents a rollforward of beneficial interest assets and liabilities:

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at December 31, 2023	$41,012	$4,221
Acquisition of beneficial interests(1)	30,277	—
Settlement of beneficial interests	—	(709)
Changes in fair value recorded in earnings	(9,075)	4,973
Fair value at March 31, 2024	$62,214	$8,485
_________
(1) Effective June 30, 2024, the Company combined the presentation of payments on beneficial interest assets with acquisition of beneficial interests.

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at December 31, 2024	$176,848	$10,089
Acquisition of beneficial interests	38,438	—
Settlement of beneficial interests, net	(16,308)	(5,992)
Changes in fair value recorded in earnings	17,600	(65)
Fair value at March 31, 2025	$216,578	$4,032

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Trailing Fee Liabilities

The Company pays certain bank partners monthly trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. The Company held trailing fee liabilities of $4.6 million as of December 31, 2024 and March 31, 2025, respectively.

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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for trailing fee liabilities:

	December 31, 2024			March 31, 2025
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	9.55%	22.37%	12.54%	4.93%	16.12%	11.39%
Credit risk rate	0.02%	88.53%	18.97%	0.02%	69.01%	19.11%
Prepayment rate	1.51%	95.80%	35.50%	1.52%	95.96%	34.54%
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Trailing Fee Liabilities
Fair value at December 31, 2024	$4,614
Issuances	700
Repayments and settlements	(603)
Changes in fair value recorded in earnings	(137)
Fair value at March 31, 2025	$4,574

 6.    Goodwill and Intangible Assets
Goodwill

During the three months ended March 31, 2024 and 2025, there were no changes in the carrying amount of goodwill of $67.1 million on the Company’s condensed consolidated balance sheets.
Intangible Assets

Acquired intangible assets subject to amortization consist of developed technology and customer relationships, and are recorded net of amortization and included within other assets on the condensed consolidated balance sheets. The gross and net carrying values and accumulated amortization are as follows:

	December 31, 2024			March 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$9,400	$(9,400)	$—	$9,400	$(9,400)	$—
Customer relationships	13,700	(4,281)	9,419	13,700	(4,567)	9,133
Total intangible assets	$23,100	$(13,681)	$9,419	$23,100	$(13,967)	$9,133

Amortization expense was immaterial for the three months ended March 31, 2024 and 2025.

Expected future amortization expense for intangible assets is as follows:

March 31, 2025
Remaining 2025	$856
2026	1,142
2027	1,142
2028	1,142
2029	1,142
Thereafter	3,709
Total	$9,133

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 7.    Balance Sheet Components
Other Assets

Other assets consisted of the following:

	December 31, 2024	March 31, 2025
Line of credit receivable (at fair value)(1)	$56,269	$81,780
Receivables	48,233	43,008
Loan servicing assets (at fair value)	27,439	28,886
Prepaid expenses	28,830	28,129
Notes receivable and residual certificates (at fair value)	22,055	19,471
Other assets	17,457	17,083
Intangible assets, net(2)	9,431	9,145
Deposits	5,185	5,587
Interest rate caps (at fair value)	1,864	1,129
Total other assets	$216,763	$234,218
_________
(1)Refer to “Note 5. Fair Value Measurement” for further information.
(2)Refer to “Note 6. Goodwill and Intangible Assets” for further information.

Receivables represent amounts recognized as revenue but not yet collected in relation to servicing and other agreements with institutional investors and lending partners.
Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

	December 31, 2024	March 31, 2025
Internally developed software	$68,481	$77,784
Leasehold improvements	15,069	15,106
Computer and networking equipment	6,069	6,069
Furniture and fixtures	4,795	4,795
Total property, equipment, and software	94,414	103,754
Accumulated depreciation and amortization	(55,401)	(61,347)
Total property, equipment, and software, net	$39,013	$42,407

For the three months ended March 31, 2024 and 2025, depreciation and amortization expense on property, equipment, and software was $4.6 million and $6.1 million, respectively.

Capitalized internally developed software balances, net of accumulated amortization, were $31.0 million and $35.2 million as of December 31, 2024 and March 31, 2025, respectively. There were no impairments of long-lived assets during the three months ended March 31, 2024 and 2025.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31, 2024	March 31, 2025
Accrued expenses	$37,781	$38,321
Accounts payable	12,381	13,344
Accrued payroll	64,514	12,846
Trailing fee liability (at fair value)	4,614	4,574
Other liabilities	3,241	4,076
Beneficial interest liabilities (at fair value)	10,089	4,032
Loan servicing liabilities (at fair value)	1,180	1,487
Total accrued expenses and other liabilities	$133,800	$78,680

 8.    Borrowings

The following table presents the aggregate principal outstanding of all debt that are included in the condensed consolidated balance sheets:

	December 31, 2024	March 31, 2025
Warehouse credit facilities	$195,605	$126,975
Convertible senior notes	1,230,379	1,230,379
Total payments due	1,425,984	1,357,354
Unamortized debt discount	(23,816)	(22,491)
Total borrowings	$1,402,168	$1,334,863
The following table summarizes the aggregate amount of maturities of all borrowings:

March 31, 2025
Remaining 2025	$622
2026	351,175
2027	—
2028	74,307
2029	431,250
2030	500,000
Thereafter	—
Total	$1,357,354

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Warehouse Credit Facilities
The following table presents the details of the Company’s revolving warehouse credit facilities:

				December 31, 2024		March 31, 2025
	Stated Interest Rate(1)	Termination and Maturity(2)	Total Borrowing Capacity(3)	Collateral(4)	Outstanding Borrowings	Collateral(4)	Outstanding Borrowings
Upstart Auto Warehouse Trust	Benchmark rate + 3.0%	June 2024 - December 2025	$—	$167,166	$23,228	$145,182	$622
Upstart Auto Warehouse Trust 2	Benchmark rate + 0% - 4.0%	June 2025 - June 2026	50,000	19,396	11,353	23,980	13,547
Upstart Loan Trust	Benchmark rate + 2.8% - 3.8%	June 2025 - June 2026	325,000	74,541	34,217	58,595	38,499
Upstart Small Dollar Loan Trust	Benchmark rate + 5.5%	June 2027 - June 2028	100,000	108,980	61,807	142,175	74,307
Upstart High Yield Loan Trust	Benchmark rate + 2.8%	December 2025 - December 2026	150,000	87,493	65,000	10	—
Total			$625,000	$457,576	$195,605	$369,942	$126,975
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
(3)Total capacity is as of March 31, 2025. All amounts are committed, except for Upstart High Yield Loan Trust of $150.0 million, Upstart Small Dollar Loan Trust of $100.0 million and Upstart Loan Trust for which $150.0 million of the $325.0 million total capacity is uncommitted. As of March 31, 2025, the Upstart Auto Warehouse Trust facility is in the amortization period and can no longer be drawn on.
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

On June 28, 2024, Upstart Auto Warehouse Trust 2 entered into a warehouse credit facility for auto loans, and Upstart Small Dollar Loan Trust entered into a warehouse credit facility for small dollar loans. On December 27, 2024, Upstart High Yield Loan Trust entered into a warehouse credit facility for unsecured personal loans. These warehouse credit facilities are secured by a lien and security interest in the auto, small dollar, or unsecured personal loans, as applicable, the purchases of which are financed by the borrowings. Each of Upstart Auto Warehouse Trust 2, Upstart Small Dollar Loan Trust, and Upstart High Yield Loan Trust may borrow up to the capacity until the facility termination date, and must pay all outstanding amounts by the maturity date, under its respective warehouse credit facility.

The warehouse credit facilities contain certain financial covenants. As of March 31, 2025, the Company was in compliance with all applicable covenants for each of its warehouse credit facilities.

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

The repurchases of the 2026 Notes were accounted for as a debt extinguishment. The difference between the consideration paid to repurchase the 2026 Notes and the carrying value of the 2026 Notes, resulted in a gain on debt extinguishment of $33.4 million separately reported on the condensed consolidated statement of operations and comprehensive loss during the third quarter of 2024. The partial extinguishment did not result in any changes to the terms of the 2026 Notes.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Company accounted for the issuance of each series of the Notes as a single liability at par as the conversion feature of each series of Notes does not require bifurcation as a derivative under ASC 815 and the Notes were not issued at a substantial premium. Debt issuance costs related to the 2026 Notes, 2029 Notes, and the 2030 Notes totaled $15.7 million, $10.4 million, and $11.8 million respectively, which are amortized to interest expense under the effective interest method over the contractual term. The effective interest rate of the 2026 Notes, 2029 Notes, and 2030 Notes is 0.7%, 2.5%, and 1.4% respectively. The Company recorded immaterial coupon interest expense related to the Notes and immaterial amortization of debt issuance costs within other income, net on the condensed consolidated statements of operations and comprehensive loss for all periods presented. Accrued interest expenses related to the Notes were $3.3 million and $6.6 million as of December 31, 2024 and March 31, 2025, respectively.

The following table presents the components of the Notes as of December 31, 2024 and March 31, 2025:

	December 31, 2024				March 31, 2025
	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Fair Value	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Fair Value
2026 Notes	$299,129	$(2,339)	$296,790	$272,727	$299,129	$(1,990)	$297,139	$279,312
2029 Notes	431,250	(9,932)	421,318	675,732	431,250	(9,433)	421,817	560,474
2030 Notes	500,000	(11,545)	488,455	488,015	500,000	(11,068)	488,932	438,355
Total	$1,230,379	$(23,816)	$1,206,563	$1,436,474	$1,230,379	$(22,491)	$1,207,888	$1,278,141

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

The Capped Calls are generally expected to offset the potential dilution to the Company’s common stock upon any conversion of the 2026 Notes and 2029 Notes, as applicable, and/or reduce any cash payments the Company is required to make in excess of the principal amount of such converted 2026 Notes and 2029 Notes, as the case may be, in the event the market price per share of the Company’s common stock, as measured under the terms of the Capped Calls, is greater than the strike price of the Capped Calls, with such offset and/or reduction subject to a cap. If, however, the market price per share of the common stock, as measured under the terms of the Capped Calls, exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be a reduction of such potential cash payments, in each case, to the extent that such market price per share of the Company’s common stock exceeds the cap price of the Capped Calls.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table sets forth other key terms for the Capped Calls related to each series of Notes as of March 31, 2025:

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

 9.    Stockholders' Equity
Common Stock Reserved for Future Issuance

In December 2020, the Company's amended and restated certificate of incorporation became effective, which authorizes the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share. Shares of common stock reserved for issuance, on an as-converted basis, are as follows:

	December 31, 2024	March 31, 2025
Options issued and outstanding	10,709,898	10,122,309
Restricted stock units outstanding	3,703,631	3,826,545
Shares available for future issuance under 2020 plan	7,669,374	11,353,410
Shares available for issuance under employee stock purchase plan	3,425,952	4,209,172
Total	25,508,855	29,511,436
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Company records share repurchases on the settlement date. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. The Company’s policy for share retirements is to allocate the excess between par value and the repurchase price, including costs and fees, to additional paid-in capital. During the three months ended March 31, 2025, the Company made no repurchases of common stock. As of March 31, 2025, $222.1 million remains available for future purchases of our common stock under the share repurchase program.
At-the-Market Program
On February 14, 2025, in connection with the commencement of an “at the market” offering program, the Company entered into a sales agreement (the “Sales Agreement”) with BTIG, LLC, under which the Company may offer and sell, from time to time, up to an aggregate of $500 million of its common stock. The Company will pay a commission of up to 2% of the gross proceeds of shares sold, if any, under the Sales Agreement and intends to use the net proceeds from sales for working capital and general corporate purposes.

As of March 31, 2025, no shares were issued under the program.
Equity Incentive Plans

The 2020 Equity Incentive Plan authorizes grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to eligible participants.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2025:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2024	10,709,898	$18.35	5.9	$495,359
Options granted	762,479	66.55
Options exercised	(661,617)	12.41
Options cancelled and forfeited	(688,451)	25.16
Balances at March 31, 2025	10,122,309	21.91	5.9	298,912
Options exercisable – March 31, 2025	7,170,739	16.96	4.8	244,043
Options vested and expected to vest – March 31, 2025	10,087,894	$21.80	5.9	$298,692

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of March 31, 2025. The aggregate intrinsic value of options exercised for the three months ended March 31, 2024 and 2025 was $9.1 million and $37.9 million respectively. The weighted-average grant date fair value of options granted during the three months ended March 31, 2024 and 2025 was $14.06 and $35.74 per share, respectively. The total fair value of options vested for the three months ended March 31, 2024 and 2025 was $7.9 million, and $6.5 million, respectively.

As of March 31, 2025, total unrecognized stock-based compensation expense related to unvested stock options was $50.8 million, which is expected to be recognized over a remaining weighted-average period of 2.5 years.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees and nonemployees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over one to four years. The following table summarizes RSU activity for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	3,703,631	$33.46
RSUs granted	1,317,207	66.30
RSUs vested	(789,454)	38.70
RSUs cancelled and forfeited	(404,839)	26.94
Unvested at March 31, 2025	3,826,545	$44.37

As of March 31, 2025, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $143.7 million, which is expected to be recognized over a remaining weighted-average period of 1.4 years.
2020 Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”) provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on the exercise date. During the three months ended March 31, 2025, 150,853 shares of common stock were purchased under the ESPP.

As of March 31, 2025, total unrecognized stock-based compensation expense related to the ESPP was immaterial.

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

The following assumptions were used to estimate the fair value of options granted:

Three Months Ended March 31,
	2024	2025
Expected term (in years)	5.3 – 7.0	5.2 – 7.0
Expected volatility	50.32% – 53.38%	50.66% – 53.33%
Risk-free interest rate	4.21% – 4.27%	3.96% – 4.09%
Dividend yield	—%	—%
The following assumptions were used to estimate the fair value of ESPP purchase rights:

	Three Months Ended March 31,
	2024	2025
Expected term (in years)	0.5	0.5
Expected volatility	96.69%	99.09%
Risk-free interest rate	5.30%	4.34%
Dividend yield	—%	—%
Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its condensed consolidated statements of operations and comprehensive loss for employees and nonemployees:

	Three Months Ended March 31,
	2024	2025
Sales and marketing	$2,978	$2,703
Customer operations	1,963	1,646
Engineering and product development	19,210	14,552
General, administrative, and other	11,626	10,930
Total	$35,777	$29,831

 10.    Leases

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

In connection with the Company’s lease agreements, a letter of credit was issued on behalf of the Company for the benefit of the landlord. As of March 31, 2025 the letter of credit was $2.6 million. The letter of credit is secured by certificates of deposit which are included in restricted cash on the condensed consolidated balance sheets.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Future minimum lease payments are as follows:

March 31, 2025
Remaining 2025	$11,555
2026	15,850
2027	15,474
2028	6,143
2029	2,990
Total undiscounted lease payments	52,012
Less: Present value adjustment	(4,938)
Operating lease liabilities	$47,074

The Company had no finance lease expense during the three months ended March 31, 2024 and 2025. The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance and parking fees, were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial during the periods presented. Sublease income was immaterial during the three months ended March 31, 2024 and 2025. Operating lease expense was as follows:

	Three Months Ended March 31,
	2024	2025
Rent expense	$3,542	$3,571
Variable lease payments	$917	$960

Supplemental cash flow and non-cash information related to the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2024	2025
Cash paid for amounts included in the measurement of lease liabilities	$3,669	$3,612

Supplemental balance sheet information related to the Company’s operating leases was as follows:

	December 31, 2024	March 31, 2025
Weighted-average remaining lease term (in years)	3.60	3.36
Weighted-average discount rate	5.22%	5.25%

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 11.    Commitments and Contingencies
Commitments

The Company has loan purchase obligations under the Company’s loan agreements with certain lending partners. These lending partners retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the conclusion of the required holding period. As of December 31, 2024 and March 31, 2025, the total loan purchase commitment included outstanding principal balance of $72.8 million and $89.3 million, respectively.

The Company has extended a line of credit in connection with one of its committed capital and other co-investment arrangements. As of December 31, 2024 and March 31, 2025, the Company had unfunded commitments related to the line of credit of $7.6 million and $7.8 million, respectively.

The Company has commitments to fund future advances on HELOCs. As of December 31, 2024 and March 31, 2025, these commitments were $7.6 million and $11.2 million, respectively, however, since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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

From time to time the Company is subject to, and it is presently involved in, various litigation and legal proceedings arising from the ordinary course of business activities, the outcome of which the Company cannot reasonably determine. Other than the class actions and derivative actions described below, the Company does not believe that it is presently a party to any litigation of which the outcome would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. As of December 31, 2024 and March 31, 2025, immaterial loss contingencies were recorded in connection with legal proceedings.

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

The maximum potential amount of future payments associated under this obligation is the outstanding balances of the loans sold to the institutional investors, which as of December 31, 2024 and March 31, 2025, was $11,237.2 million and $11,514.7 million, respectively. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial for the three months ended March 31, 2024 and 2025.

The Company did not have material contingent liabilities related to future loan repurchase obligations as of December 31, 2024 and March 31, 2025. These amounts are included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.
Legal

On July 26, 2022, a lawsuit was filed in United States District Court, Southern District of Ohio, captioned Crain v. Upstart Holdings, Inc. et al., Case No. 2:22-cv-02935-ALM-EPD (S.D. Ohio) against the Company, the Company’s Chief Executive Officer, and Chief Financial Officer, alleging that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Crain lawsuit claims unspecified damages and legal fees. On August 16, 2022, the court appointed a lead plaintiff and approved lead counsel in the Crain action. On December 5, 2022, the lead plaintiff filed a consolidated amended complaint, which names the same defendants as the previous complaint, along with two Company executives, as well as Third Point LLC and its CEO and Third Point Ventures LLC and its managing partner (also a former Upstart board member). The consolidated amended complaint brings the same claims as the previous complaint but adds a claim under Section 20A of the Exchange Act. On February 24, 2023, the Upstart defendants filed a motion to dismiss the consolidated amended complaint. On September 29, 2023, the Court issued an order, granting in part and denying in part the Upstart defendants’ motion. On November 7, 2023, the Upstart defendants filed a motion for reconsideration, which the Court denied on August 5, 2024. On February 2, 2024, Lead Plaintiff, Universal-Investment-Gesellschaft mbH, and plaintiffs, Kathy Brooks and Kevin Crain, filed a motion for an order to certify this matter, now captioned In re Upstart Holdings Securities Litigation, as a class action, appoint themselves as class representatives, and approve their selection of Motley Rice LLC and Robbins Geller Rudman & Dowd LLP as co-class counsel, which motion the Court granted on March 27, 2025. On December 6, 2024, plaintiffs filed a motion for leave to file a first amended complaint. On January 21, 2025, Third Point Ventures LLC, Third Point LLC, and its CEO filed a motion to intervene for the limited purpose of opposing plaintiffs’ motion for leave to file a first amended complaint, and on February 18, 2025 plaintiffs filed a reply in support of their motion for leave to file a first amended complaint. No hearing has been set on the motion. The Company believes the remaining claims in the action are without merit and intends to defend itself vigorously.

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

On April 5, 2023, a fifth derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Okhai v. Girouard, et al., C.A. No. 2023-0401-BWD (Del. Ch.). The Okhai action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants the Company’s current board members, two former board members, its Chief Financial Officer, and two current or former Company executives, as well as Third Point LLC and Third Point Ventures LLC. The Okhai action includes claims for breach of fiduciary, aiding and abetting such alleged breaches, and unjust enrichment, and seeks equitable and/or injunctive relief, restitution, and attorney’s fees and costs from the individual defendants. On August 3, 2023, in response to a motion to stay by the defendants in the Okhai action, the Court stayed the Okhai action until resolution of the motion to dismiss in the related securities class action. Following the issuance of the September 29, 2023 order on the motion to dismiss in the related securities class action, on November 16, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Okhai action until resolution of the motion for

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

reconsideration of the September 29, 2023 order on the motion to dismiss in the related securities class action. Following denial of the motion for reconsideration in the related securities class action, the parties in the Okhai action finished briefing and argued the defendants’ motion to continue the stay. On October 24, 2024, the Court continued the stay until February 1, 2025. On January 31, 2025, the parties submitted to the Court a proposed schedule for briefing Defendants’ motion to continue the stay. On April 11, 2025, in response to a joint stipulation and proposed order submitted by the parties, the Court ordered that the case remain stayed pending plaintiffs filing a consolidated amended complaint on or before May 7, 2025, after which Defendants shall file a renewed motion to stay.

On October 13, 2023, a sixth derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Romanyshyn v. Girouard, et al., C.A. No. 2023-1029-BWD (Del. Ch.). The Romanyshyn action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants current and former directors and Company executives, as well as Third Point LLC and its CEO, and Third Point Ventures LLC. The Romanyshyn action includes claims for breach of fiduciary, and seeks unspecified monetary damages, restitution, and attorney’s fees and costs from the individual defendants. It also seeks corporate governance and internal procedure modifications. On November 3, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Romanyshyn action pending the outcome of the motion to stay in the related Okhai derivative action (which stay will be briefed, consistent with the above).

On October 24, 2023, a seventh derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Agarwal v. Girouard, et al., C.A. No. 2023-1075-BWD (Del. Ch.). The Agarwal action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants current and former directors and Company executives, as well as Third Point LLC and its CEO, and Third Point Ventures LLC. The Agarwal action includes claims for breach of fiduciary, and seeks unspecified monetary damages, restitution, and attorney’s fees and costs from the individual defendants. It also seeks corporate governance and internal procedure modifications. On November 3, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Agarwal action pending the outcome of the motion to stay in the related Okhai derivative action (which stay will be briefed, consistent with the above).

On November 22, 2024, in response to a joint stipulation and proposed order submitted by the parties, the Court consolidated the Okhai, Romanyshyn, and Agarwal matters under the consolidated caption In re Upstart Holdings, Inc. Derivative Litigation, Consolidated C.A. No. 2023-0401-BWD and appointed co-lead plaintiffs and co-lead counsel. The consolidated action remains stayed consistent with the above.

Given the uncertainty of litigation described above, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

On November 17, 2023, we received a subpoena from the SEC seeking various documents and information regarding our disclosures, including the use of our AI models and loans, among other things. We cooperated with the SEC in its investigation and, on March 10, 2025, the SEC notified the Company that it was closing the investigation and would not pursue an enforcement action against the Company.

 12.    Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2024 and 2025, are as follows:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended March 31,
	2024	2025
Provision for income taxes	$14	$29
Effective tax rate	(0.02)%	(1.20)%

The Company's tax provision and the resulting effective tax rate for interim periods are determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising during the period. The Company's effective tax rate for the three months ended March 31, 2025 was primarily driven by an increase in the Company's state tax liabilities, despite maintaining a full valuation allowance. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowance on the Company’s deferred tax assets as it is more likely than not that some or all of these deferred tax assets will not be realized.

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

	Three Months Ended March 31,
	2024	2025
Numerator:
Net loss	$(64,598)	$(2,447)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share, basic	87,030,695	94,274,538
Weighted-average common shares outstanding used to calculate net loss per share, diluted	87,030,695	94,274,538

Net loss per share, basic	$(0.74)	$(0.03)
Net loss per share, diluted	$(0.74)	$(0.03)

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following securities were excluded from the computation of diluted net loss per share for the periods presented, due to their anti-dilutive effect. These amounts represent the number of instruments outstanding at the end of each respective period:

	Three Months Ended March 31,
	2024	2025
Options to purchase common stock	13,525,333	10,122,309
Unvested RSUs	6,293,739	3,826,545
Purchase rights committed under the ESPP	167,621	66,056
Convertible debt	2,318,078	15,929,353
Total	22,304,771	29,944,263

14.    Segment Information

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

The following table presents financial information, including Contribution Profit, for the Company’s Personal Lending segment (1):

	Three Months Ended March 31,
	2024	2025
Personal Lending
Revenue from fees, net	$135,414	$182,580
Borrower acquisition costs(2)	(23,194)	(45,141)
Borrower verification and servicing costs(3)	(26,950)	(29,474)
Contribution Profit for Personal Lending	$85,270	$107,965
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

The following table presents a reconciliation of total Contribution Profit to Net loss before income taxes:

	Three Months Ended March 31,
	2024	2025
Contribution Profit:
Personal Lending	$85,270	$107,965
Reconciling items:
Other Contribution Profit/(Loss)(1)	(4,128)	(5,593)
Sales and marketing, net of borrower acquisition costs(2)	(10,331)	(10,408)
Customer operations, net of borrower verification and servicing costs(3)	(7,301)	(5,960)
Engineering and product development	(63,091)	(57,838)
General, administrative, and other	(57,613)	(60,558)
Interest income, interest expense, and fair value adjustments, net	(10,274)	27,896
Other income, net	2,884	2,078
Net loss before income taxes	$(64,584)	$(2,418)
_________
(1)Includes Auto Lending and Other operating segments, which did not meet the separate reporting or aggregation criteria under GAAP.
(2)Borrower acquisition costs were $24.8 million and $48.6 million for the three months ended March 31, 2024 and 2025, respectively. Borrower acquisition costs consist of the Company’s sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for the Company’s business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses.
(3)Borrower verification and servicing costs were $32.1 million and $34.5 million for the three months ended March 31, 2024 and 2025, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of the Company’s customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses.

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

Out of the total principal of loans transacted on our marketplace during the three months ended March 31, 2025, 60% were purchased by institutional investors, 29% were retained by our lending partners, and 11% were held on our balance sheet. We retain loans on our balance sheet to fill gaps in investor demand, to aid in price discovery, and for research and development purposes (“R&D Loans”), including to test and evaluate our AI models for these loans. R&D Loans are primarily our auto refinance and auto retail loan products, personal loan products issued to new categories of borrowers, and other new loan products, including small dollar loans and HELOCs. R&D Loans are not yet part of our fully-established capital markets programs with institutional investors and we continue our work on developing such programs. The remainder of loans on our balance sheet represent core personal loans, which Upstart would sell to institutional investors.

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

Lending is a cyclical industry, and we believe it is important to take a long-term view of credit performance. An equal investment in all vintages of Upstart-powered core personal loans that originated in the first quarter of 2018 through the fourth quarter of 2024 is currently expected to deliver annual returns in line with a blended target of approximately 9.7%, or 9.0% after servicing fees. Looking at more recent performance, an equal investment in all vintages of Upstart-powered core personal loans that originated in the first quarter of 2023 through the fourth quarter of 2024 is currently expected to deliver annual returns in line with a blended target of approximately 13.0%, or 12.2% after servicing fees.

We evaluate the credit performance of core personal loans by comparing the target returns expected at the time of origination to the returns received by our lending partners, institutional investors, or us. The target return, a critical component of our loan pricing, is calculated using estimated cash flows, which are developed based on a number of factors, including credit losses and prepayment rates. While target returns across our lending partners and institutional investors vary depending on their programs’ objectives and risk tolerance, overall performance is calculated based on the variance between the initially expected returns and the actual return on capital invested in Upstart-powered loans.

At a more granular level, all quarterly vintages of core personal loans that originated in the first quarter of 2023 through the first quarter of 2024 are currently forecasted to underperform relative to their target returns. Even though our underwriting models have over time utilized more variables and data points about borrowers which has improved model performance, they were not designed to predict the severe impact changing macroeconomic conditions, credit market volatility and interest rate fluctuations that occurred following the COVID-19 pandemic, all of which were (and still are) beyond our control. The forecasted underperformance for these vintages reflects the impact of a combination of factors that occurred during that period, including the elimination of government stimulus measures and the worsening of the macroeconomic environment, via rising inflation and the resulting sharply higher interest rates.

The core personal loans that originated in the second quarter of 2024 or later are currently forecasted to deliver returns in line with target yields. This reversion in performance, relative to the quarterly vintages of core personal loans that originated in the first quarter 2023 through the first quarter 2024, was driven by a combination of factors including increased conservatism in underwriting, the relative stabilization of macroeconomic conditions, and improvements in our more recent models.
Impact of Macroeconomic Environment

In addition to impacting credit performance, the macroeconomic environment has a direct and indirect impact on our business financial condition, and results of operation. In an economic downturn, we believe consumer lending will generally contract. Lending partners and institutional investors will generally require higher rates of return, which in turn increases the interest rates offered to borrowers, leading to lower borrower demand. Macroeconomic factors can also cause fluctuations of available capital in our lending marketplace due to shifts in the risk preferences of our lending partners and institutional investors. We expect these dynamics would generally invert in an economic upswing.

For example, loan funding provided by institutional investors started to become constrained in 2022, largely due to concerns about the macroeconomic environment. Rising interest rates also led to more expensive loan offers across borrower categories, which decreased borrower demand. In order to create greater stability for our business, we began securing committed capital and co-investment arrangements with institutional investors and

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
other third parties that provide loan funding over longer durations. While we believe that the macroeconomic environment started to improve in 2024, disruption in financial markets could once again lower borrower demand or impair our lending partners and result in constrained funding, which would adversely impact our business, financial condition and operating results.

To respond to macroeconomic changes and provide relevant and up-to-date information to our lending partners, we introduced a new metric, the Upstart Macro Index (“UMI”), in 2023. Since its peak starting in the fourth quarter of 2023, UMI has been largely improving. As of March 31, 2025, it remains elevated but stable, measured at approximately 1.49, meaning that current macroeconomic conditions contributed an incremental risk of approximately 49% to the repayment performance of an Upstart-powered unsecured personal loan, compared to the baseline measurement of 1.0.
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction. The following presents our key operating and financial metrics:

	Three Months Ended March 31,
	2024	2025
Transaction Volume, Dollars	$1,130,799	$2,133,608
Transaction Volume, Number of Loans(1)	119,380	240,706
Conversion Rate	14.0%	19.1%
Percentage of Loans Fully Automated	90%	92%

Contribution Profit(2)	$81,142	$102,372
Contribution Margin(2)	59%	55%
Adjusted EBITDA(2)	$(20,339)	$42,577
Adjusted EBITDA Margin(2)	(16)%	20%
Adjusted Net Income (Loss)(2)	$(27,165)	$31,189
Adjusted Net Income (Loss) Per Share:
Basic(2)	$(0.31)	$0.33
Diluted(2)	$(0.31)	$0.30
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Transaction Volume

We define Transaction Volume, Dollars as the total principal of loan originations (or committed amounts for HELOCs) facilitated on our marketplace during the periods presented. We define Transaction Volume, Number of Loans as the number of loan originations (or commitments issued for HELOCs) facilitated on our marketplace during the periods presented. Increases in Transaction Volume are dependent on our loan funding programs having sufficient access to capital. Decreases in the availability of funding due to factors such as volatility in the capital markets and macroeconomic conditions will generally cause a decline in Transaction Volume. Transaction Volume is driven by improvements in our AI models and technology, including our ability to streamline and automate the loan application and origination process. Transaction Volume can also be driven by several other factors, including borrower acceptance rates and their sensitivity to the interest rates offered through our platform. We believe these metrics are good proxies for our overall scale and reach as a marketplace. Transaction Volume, Dollars increased 89% in the three months ended March 31, 2025 compared to the same period of 2024 and Transaction Volume, Number of Loans increased 102% in the three months ended March 31, 2025 compared to the same period of 2024. These increases were primarily due to model improvements and product initiatives, which resulted in an increase in the number of qualified borrowers and more attractive loan offers. The increase in Transaction Volume, Number of Loans was higher than the increase in Transaction Volume, Dollars due to the decrease in average loan size, primarily due to the increase in small dollar loans.
Conversion Rate

We define Conversion Rate as the Transaction Volume, Number of Loans in a period divided by the number of rate inquiries received that we estimate to be legitimate, which we record when a borrower requests a loan offer on our platform. We track this metric to understand the impact of improvements to the efficiency of our borrower funnel on our overall growth. Historically, our Conversion Rate has benefited from improvements to our technology, which have made our evaluation of risk more accurate and our verification process more automated, or from the addition of lending partners that have made our offers more competitive. However, our Conversion Rate can be impacted by a variety of internal factors such as changes in the amount of origination fees that we charge or changes in the rate of returns we target for our lending partners and institutional investors. External factors such as shifts in macroeconomic conditions, including interest rate changes, also impact our Conversion Rate. Our ability to continue to improve our Conversion Rate depends in part on our ability to continue to improve our AI models and Percentage of Loans Fully Automated and the mix of marketing channels in any given period. Our Conversion Rate increased to 19.1% in the three months ended March 31, 2025 from 14.0% in the same period of 2024, primarily driven by underwriting model improvements and product and pricing initiatives, coupled with continued optimization in our acquisition channels.
Percentage of Loans Fully Automated

A driver of our Contribution Margin and operating efficiency is the Percentage of Loans Fully Automated, which is defined as the total number of loans in a given period originated end-to-end (from initial rate request to final funding for personal loans and small dollar loans and from initial rate request to signing of the loan agreement for auto loans) with no human involvement required by the Company divided by the Transaction Volume, Number of Loans in the same period. We have been successful in increasing the level of loan automation on the platform over the past few years while simultaneously holding fraud rates at very low levels. We believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. We expect growth of the Percentage of Loans Fully Automated to subside in the near term. However, as we expand our loan offerings, this percentage may fluctuate from period to period depending on the loan offering mix and other external factors. Our Percentage of Loans Fully Automated increased to 92% in the three months ended March 31, 2025 from 90% in the same period of 2024.

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

Contribution Profit and Contribution Margin have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Contribution Profit and Contribution Margin are not GAAP financial measures of, nor do they imply, profitability. Even if our revenue exceeds variable expenses over time, we may not be able to achieve or maintain profitability, and the relationship of revenue to variable expenses is not necessarily indicative of future performance. Contribution Profit and Contribution Margin reflect all expenses that we consider to be variable, which may involve some judgment and discretion around what costs vary directly with loan volume. Other companies that present contribution profit and contribution margin may calculate it differently and, therefore, similarly titled measures presented by other companies may not be directly comparable to ours.

To derive Contribution Profit, we subtract from revenue from fees, net our borrower acquisition costs as well as our borrower verification and servicing costs. To calculate Contribution Margin we divide Contribution Profit by revenue from fees, net.

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Three Months Ended March 31,
	2024	2025
Revenue from fees, net	$138,068	$185,475
Borrower acquisition costs(1)	(24,819)	(48,562)
Borrower verification and servicing costs(2)	(32,107)	(34,541)
Total direct expenses	(56,926)	(83,103)
Contribution Profit	$81,142	$102,372
Contribution Margin	59%	55%
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Adjusted EBITDA and Adjusted EBITDA Margin

We believe that Adjusted EBITDA and Adjusted EBITDA Margin are useful for investors to use in comparing our financial performance with the performance of other companies for the following reasons:
•Adjusted EBITDA and Adjusted EBITDA Margin are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation, and interest expense, that can vary substantially from company to company depending upon their financing and capital structures, and the method by which assets were acquired; and
•Adjusted EBITDA and Adjusted EBITDA Margin eliminate the impact of certain items such as stock-based compensation expense and certain payroll tax expense, expense on convertible notes, gain on debt extinguishment and reorganization expenses that may obscure trends in the underlying performance of our business; and
•Adjusted EBITDA and Adjusted EBITDA Margin provide consistency and comparability with our past financial performance, and facilitate comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

We calculate Adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense and certain payroll tax expenses, depreciation and amortization, expense on convertible notes, provision for income taxes, gain on debt extinguishment and reorganization expenses. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue. Adjusted EBITDA and Adjusted EBITDA Margin includes interest expense from corporate debt and warehouse credit facilities which is incurred in the course of earning corresponding interest income. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin.
Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share are useful measures for investors in evaluating our ability to generate earnings, more readily comparable between past and future periods, and provide comparability of our performance with performance of other companies. We define Adjusted Net Income (Loss) as net income (loss) exclusive of stock-based compensation expense and certain payroll tax expenses as well as certain items that are not related to core business and ongoing operations, such as gain on debt extinguishment and reorganization expenses. Adjusted Net Income (Loss) Per Share is calculated by dividing Adjusted Net Income (Loss) Per Share by the weighted-average common shares outstanding. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Share.
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
Other Income, Net

Other income, net primarily consists of dividend income earned by the Company on its unrestricted cash and cash equivalents balances in addition to coupon interest expense and amortization of the debt discount on our Notes.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended March 31,
	2024	2025
Revenue:
Revenue from fees, net	$138,068	$185,475
Interest income, interest expense, and fair value adjustments, net:
Interest income	51,171	40,568
Interest expense	(10,714)	(7,020)
Fair value and other adjustments, net	(50,731)	(5,652)
Total interest income, interest expense, and fair value adjustments, net	(10,274)	27,896
Total revenue	127,794	213,371
Operating expenses(1):
Sales and marketing	35,150	58,970
Customer operations	39,408	40,501
Engineering and product development	63,091	57,838
General, administrative, and other	57,613	60,558
Total operating expenses	195,262	217,867
Loss from operations	(67,468)	(4,496)
Other income, net	2,884	2,078
Net loss before income taxes	(64,584)	(2,418)
Provision for income taxes	14	29
Net loss	$(64,598)	$(2,447)
________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2025
Sales and marketing	$2,978	$2,703
Customer operations	1,963	1,646
Engineering and product development	19,210	14,552
General, administrative, and other	11,626	10,930
Total stock-based compensation	$35,777	$29,831

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Revenue
Revenue from Fees, Net

The following table set forth our revenue from fees, net in the periods shown:

	Three Months Ended March 31,		Change
	2024	2025	$	%
Platform and referral fees, net	$103,859	$150,975	$47,116	45%
Servicing and other fees, net	34,209	34,500	291	1%
Total revenue from fees, net	$138,068	$185,475	$47,407	34%

Revenue from fees, net increased $47.4 million, or 34%, in the three months ended March 31, 2025, compared to the same period in 2024, which included an increase of $47.1 million in revenue from platform and referral fees, net, and an increase of $0.3 million in servicing fees, net. The increase of the platform and referral fees, net was primarily driven by a 89% increase in the Transaction Volume, Dollars from $1,130.8 million in the three months ended March 31, 2024 to $2,133.6 million in the same period in 2025, partially offset by a decrease in prices of our services, including those related to prime borrowers. The increase in servicing fees was primarily due to an increase in outstanding principal of serviced loans.
Interest Income, Interest Expense, and Fair Value Adjustments, Net

	Three Months Ended March 31,		Change
	2024	2025	$	%
Operating entities(1):
Interest income	$42,547	$35,456	$(7,091)	(17)%
Interest expense	(7,954)	(5,171)	2,783	35%
Fair value adjustments, net	(40,080)	(1,872)	38,208	95%
Consolidated securitization entities:
Interest income	8,624	5,112	(3,512)	(41)%
Interest expense	(2,760)	(1,849)	911	33%
Fair value adjustments, net	(10,651)	(3,780)	6,871	65%
Total Company:
Interest income	51,171	40,568	(10,603)	(21)%
Interest expense	(10,714)	(7,020)	3,694	34%
Fair value adjustments, net	(50,731)	(5,652)	45,079	89%
Total interest income, interest expense, and fair value adjustments, net	$(10,274)	$27,896	$38,170	372%
_________
(1)Consists of balances recognized by entities participating in ongoing operating activities of the Company, excluding entities associated with the UPST 2023-2 consolidated securitization.

Interest income, interest expense, and fair value adjustments, net increased $38.2 million, or 372% in the three months ended March 31, 2025, compared to the same period in 2024. The increase was driven by a $45.1 million decrease in unfavorable fair value adjustments and a $3.7 million decrease in interest expense, partially offset by a $10.6 million decrease in interest income. The decrease in unfavorable fair value adjustments is attributable to a $31.7 million decrease in fair value loss on beneficial interests, a $8.3 million decrease in unrealized loss and loan charge-offs, and a $5.1 million decrease in realized loss on loan sales during the three months ended March 31, 2025 compared to the same period in 2024. The decrease in interest expense resulted from the decrease in fair value of interest rate caps and a $0.9 million decrease in interest expense recognized by consolidated

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
securitization entities due to lower payable to securitization note holders in the period. The decrease in unfavorable fair value adjustments and decrease in interest expense was partially offset by a decrease in interest income due to a $7.1 million decrease in interest income recognized by operating entities and a $3.5 million decrease in interest income recognized by consolidated securitization entities, consistent with a decrease in the average outstanding principal balance of loans held on the condensed consolidated balance sheets by operating entities during the period and a decrease in the outstanding principal balance of loans held in the consolidated securitization during the period.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
	2024	2025	$	%
Sales and marketing	$35,150	$58,970	$23,820	68%
% of revenue	28%	28%

Sales and marketing expenses increased by $23.8 million, or 68%, in the three months ended March 31, 2025 compared to the same period in 2024, which was driven primarily by a $23.7 million increase in advertising and borrower acquisition costs. As a percentage of total revenue, sales and marketing expenses remained flat at 28%.

Customer Operations

	Three Months Ended March 31,		Change
	2024	2025	$	%
Customer operations	$39,408	$40,501	$1,093	3%
% of revenue	31%	19%

Customer operations expenses increased by $1.1 million, or 3%, in the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily due to a $3.2 million increase in information verification expenses and a $1.7 million increase in servicing expenses. The increase was partially offset by a $3.7 million decrease in payroll and other personnel-related expenses due to a decrease in headcount and a $0.2 million decrease in refunds due to overpayment. As a percentage of total revenue, customer operations expenses decreased from 31% to 19%.
Engineering and Product Development

	Three Months Ended March 31,		Change
	2024	2025	$	%
Engineering and product development	$63,091	$57,838	$(5,253)	(8)%
% of revenue	49%	27%

Engineering and product development expenses decreased by $5.3 million, or 8%, for the three months ended March 31, 2025, compared to the same period in 2024. The decrease was primarily due to a $8.0 million decrease in payroll and other personnel-related expenses from capitalization of internal-use software development costs, offset by a $2.7 million increase in other engineering operating expenses. As a percentage of total revenue, engineering and product development expenses decreased from 49% to 27%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
General, Administrative, and Other

	Three Months Ended March 31,		Change
	2024	2025	$	%
General, administrative, and other	$57,613	$60,558	$2,945	5%
% of revenue	45%	28%

General, administrative, and other expenses increased by $2.9 million, or 5%, in the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily due to a $3.1 million increase in payroll and other personnel-related expenses, $1.7 million increase in professional expenses, and $0.8 million increase in depreciation expenses, partially offset by a $2.7 million decrease in legal and compliance expenses. As a percentage of total revenue, general, administrative, and other expenses decreased from 45% to 28%.
Other Income, Net

	Three Months Ended March 31,		Change
	2024	2025	$	%
Other income, net	$2,884	$2,078	$(806)	(28)%

In the three months ended March 31, 2025, other income, net decreased by $0.8 million, or 28%, compared to the same period in 2024, due to a $3.8 million increase in interest expense related to our Notes as a result of issuances of 2029 and 2030 Notes and a $0.1 million decrease in miscellaneous other income, net, partially offset by a $3.1 million increase in dividend income.
Reconciliation of Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements prepared and presented in accordance with GAAP, we use the non-GAAP financial measures of Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income (Loss), and Adjusted Net Income (Loss) Per Share to provide investors with additional information about our financial performance and to enhance the overall understanding of our past performance and future prospects. We are presenting these non-GAAP financial measures because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple years with the performance of other companies.

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

In particular, some of the limitations with respect to Adjusted EBITDA and Adjusted Margin are as follows:
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

To address these limitations, we provide a reconciliation of Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income (Loss), and Adjusted Net Income (Loss) Per Share to income (loss) from operations and net income (loss), respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income (Loss), and Adjusted Net Income (Loss) Per Share in conjunction with their respective related GAAP financial measures.
Contribution Profit and Contribution Margin

The following table presents a reconciliation of loss from operations to Contribution Profit and Contribution Margin. We define Operating Margin as our loss from operations divided by revenue from fees, net.

	Three Months Ended March 31,
	2024	2025
Revenue from fees, net	$138,068	$185,475
Loss from operations	(67,468)	(4,496)
Operating Margin	(49)%	(2)%
Sales and marketing, net of borrower acquisition costs(1)	$10,331	$10,408
Customer operations, net of borrower verification and servicing costs(2)	7,301	5,960
Engineering and product development	63,091	57,838
General, administrative, and other	57,613	60,558
Interest income, interest expense, and fair value adjustments, net	10,274	(27,896)
Contribution Profit	$81,142	$102,372
Contribution Margin	59%	55%
_________
(1)Borrower acquisition costs were $24.8 million and $48.6 million for the three months ended March 31, 2024 and 2025, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses.
(2)Borrower verification and servicing costs were $32.1 million, and $34.5 million for the three months ended March 31, 2024 and 2025, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Adjusted EBITDA and Adjusted EBITDA Margin

The following table provides a reconciliation of net loss and Net Loss Margin to Adjusted EBITDA and Adjusted EBITDA Margin. We define Net Loss Margin as net loss divided by total revenue.

	Three Months Ended March 31,
	2024	2025
Total revenue	$127,794	$213,371
Net loss	(64,598)	(2,447)
Net Loss Margin	(51)%	(1)%
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	$37,433	$33,636
Depreciation and amortization	5,632	6,400
Expense on convertible notes	1,180	4,959
Provision for income taxes	14	29
Adjusted EBITDA	$(20,339)	$42,577
Adjusted EBITDA Margin	(16)%	20%
_________
(1)Payroll tax expenses include the employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

The following table presents a reconciliation of net loss to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share.

	Three Months Ended March 31,
	2024	2025
Net loss	$(64,598)	$(2,447)
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	37,433	33,636
Adjusted Net Income (Loss)	$(27,165)	$31,189
Net loss per share:
Basic	$(0.74)	$(0.03)
Diluted	$(0.74)	$(0.03)
Adjusted Net Income (Loss) Per Share:
Basic	$(0.31)	$0.33
Diluted	$(0.31)	$0.30
Weighted-average common shares outstanding:
Basic	87,030,695	94,274,538
Diluted	87,030,695	103,569,446
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Liquidity and Capital Resources

Sources and Uses of Cash and Cash Equivalents

As of March 31, 2025, our primary source of liquidity was cash and cash equivalents of $599.8 million. We also held $5.0 million of investments in certificates of deposit with maturities greater than three months as of March 31, 2025. Changes in the balance of cash and cash equivalents are generally a result of working capital fluctuations and the timing of purchases and sales of loans facilitated through our marketplace. To finance purchases of certain loans facilitated through our lending marketplace, we rely on our warehouse credit facilities through the special-purpose trusts and corporate cash.

Our convertible senior notes have an aggregate principal balance of $1,230.4 million and bear interest at a rate of 0.25% per year in the case of the 2026 Notes, 2.00% per year in the case of the 2029 Notes, and 1.00% per year in the case of the 2030 Notes, in each case payable semiannually. The 2026 Notes mature on August 15, 2026, the 2029 Notes mature on October 1, 2029, and the 2030 Notes mature on November 15, 2030, in each case unless earlier converted, redeemed, or repurchased in accordance with their terms. Refer to “Note 8. Borrowings” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our Notes.

Our warehouse credit facilities, which mature between December 2025 and June 2028, allow us to borrow up to an aggregate of $475.0 million to purchase unsecured personal loans, $100.0 million to purchase small dollar loans, and up to $50.0 million to purchase auto loans. As of June 14, 2024, the revolving period ended for Upstart Auto Warehouse Trust, and we may no longer draw from the facility. The Upstart Auto Warehouse Trust facility matures in December 2025, by which time all outstanding amounts owed must be repaid. As of March 31, 2025, we have drawn an aggregate of $127.0 million on our warehouse credit facilities. Refer to “Note 8. Borrowings” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our warehouse credit facilities.

We have also entered into an “at the market” offering program pursuant to which we may offer and sell, from time to time, shares of our common stock with an aggregate offering price of up to $500 million, as described in the prospectus supplement dated February 14, 2025 filed with the U.S. Securities and Exchange Commission.

We lease office facilities under operating lease agreements which expire between 2027 and 2029. Our cash requirements related to these lease agreements are $52.0 million, of which $15.5 million is expected to be paid within the next 12 months. Refer to “Note 10. Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our operating lease obligations.

We have committed to purchase loans from certain lending partners at the conclusion of the required holding period, which is generally equal to three business days. As of March 31, 2025, the total loan purchase commitment was $89.3 million. We have also extended a line of credit to a third-party in connection with one of our committed capital and other co-investment arrangements. As of March 31, 2025, the Company had unfunded commitments related to the line of credit of $7.8 million. The Company also has commitments to fund future advances on HELOCs. As of March 31, 2025, these commitments were $11.2 million, however since we can limit these commitments under certain conditions or these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. See “Note 11. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our commitments.

In connection with our committed capital and other co-investment arrangements, we are obligated to put a certain amount of our assets at risk in relation to the credit performance of the underlying loans. The risk in these arrangements is subject to a dollar cap, which represents the Company’s maximum exposure to losses in a particular arrangement under severe, hypothetical circumstances, for which the Company believes the possibility is remote. As of March 31, 2025, the Company’s aggregate maximum exposure to losses was $553.6 million. Refer to “Note 4. Beneficial Interests” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our committed capital and co-investment arrangements. Our cash requirements for the next 12 months related to investments in these existing arrangements is estimated to be up to $154.0 million.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Three Months Ended March 31,
	2024	2025
Net cash provided by (used in) operating activities(1)	$44,337	$(13,486)
Net cash used in investing activities	(37,547)	(78,569)
Net cash used in financing activities(1)	(35,426)	(44,680)
Change in cash, cash equivalents and restricted cash	$(28,636)	$(136,735)
_________
(1)During the second quarter of 2024, the Company elected to change its presentation of changes in the payable to investors balance on     the condensed consolidated statement of cash flows. Comparative amounts have been reclassified to conform to the current period presentation. Refer to Note 1. Description of Business and Significant Accounting Policies for further information.

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

Net cash used in operating activities was $13.5 million for the three months ended March 31, 2025, which consisted of adjustments for non-cash items of $17.4 million, $28.5 million in net changes in operating assets and liabilities, and net loss of $2.4 million. The increase in non-cash adjustments was primarily related to $29.8 million of stock-based compensation, $7.1 million of changes in fair value of loans, $6.4 million of depreciation and amortization, and $4.1 million of changes in fair value of servicing assets, partially offset by $17.6 million of changes in fair value of beneficial interest assets, $8.4 million of loan premium amortization, and a $4.9 million gain on loan servicing rights. The decrease in net changes in operating assets and liabilities was primarily related to a $48.8 million decrease in accrued expenses and other liabilities, $28.6 million of net payments from purchase and sale of loans held-for-sale, and $6.0 million of settlements of beneficial interest liabilities, partially offset by $38.3 million in principal payments received for loans held-for-sale, $10.3 million in principal payments received for loans held in consolidated securitization, and $6.4 million of changes in other assets.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Net Cash from Investing Activities

Net cash used in investing activities was $78.6 million for the three months ended March 31, 2025 as a result of $149.9 million purchases and originations of loans held-for-investment and $6.2 million of capitalized software costs, partially offset by $57.4 million principal payments received for loans held-for-investment, $16.4 million proceeds from beneficial interest assets, and $2.7 million of principal payments received for notes receivable and repayments of residual certificates.

Net Cash from Financing Activities

Net cash used in financing activities was $44.7 million for the three months ended March 31, 2025 primarily due to $122.3 million repayments of warehouse borrowings and $11.4 million of principal payments made on securitization notes, partially offset by $53.7 million proceeds from warehouse borrowings, $22.9 million increase in amounts payable to investors, $8.2 million proceeds from exercise of stock options, and $4.7 million in proceeds from issuance of common stock under ESPP.

Composition of Balance Sheet Loan Portfolio

As of March 31, 2025, we held $814.7 million of loans on our condensed consolidated balance sheet. $538.2 million of these loans were originated for research and development purposes, primarily in support of our auto lending products, HELOCs, and expansion of our unsecured personal loan product to new categories of borrowers. We also held $187.6 million of core personal loans which would otherwise be immediately purchased by institutional investors and $88.9 million of core personal loans held by the consolidated securitization. We will continue to utilize our capital to support research and development activities and, at times, as a funding source for core personal loans during periods of marketplace funding constraints. The extent and timing of utilizing our capital as a funding source for loans will largely depend on the availability of capital in our marketplace relative to the demand from qualified borrowers and our business priorities. We plan to sell loans held on our balance sheet to institutional investors over time in the form of secondary sales or securitizations.

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

Our critical accounting policies are described in Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to these policies for the three months ended March 31, 2025.

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
As of December 31, 2024 and March 31, 2025, we were exposed to market discount rate risk on $703.4 million and $725.8 million, respectively, of loans held on our condensed consolidated balance sheets, excluding loans held in consolidated securitization. The fair value of these loans is estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The changes in the discount rates for loans held on our balance sheet reflect the expected returns of similar financial instruments available in the market and can be caused by changes in the market interest rates, expected loan performance, and other factors. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $9.0 million and $17.9 million decrease, respectively, in the fair value of loans as of December 31, 2024 and a $8.8 million and $17.3 million decrease, respectively, as of March 31, 2025.

As of December 31, 2024 and March 31, 2025, we held $102.9 million and $88.9 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the condensed consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes and residual certificates issued as part of the consolidated securitization, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, their value is eliminated as part of the consolidation process. A hypothetical 100 basis point and 200 basis point increase in the discount rate do not result in a material impact to the fair value of loans held in consolidated securitization as of December 31, 2024 and March 31, 2025.

As of December 31, 2024 and March 31, 2025, we were also exposed to market discount rate risk on payable to securitization note holders of $87.3 million and $75.9 million, respectively. A hypothetical 100 basis point and 200 basis point increase in the discount rate do not result in a material impact to the fair value of payable to securitization note holders as of December 31, 2024 and March 31, 2025.

As of December 31, 2024 and March 31, 2025, we were also exposed to market discount rate risk on other financial instruments, including $176.8 million and $216.6 million of beneficial interest assets, respectively. Beneficial interest assets are estimated at fair value using a discounted cash flow model which considers projected defaults, losses and recoveries to project future losses and net cash flows on the underlying loans. We use two different discount rates for expected cash flows associated with demonstrated to-date credit performance and those associated with future credit performance. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $3.2 million and $6.4 million decrease, respectively, in the fair value of beneficial interest assets as of December 31, 2024, and a $3.7 million and $7.3 million decrease, respectively, as of March 31, 2025.

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

As of December 31, 2024 and March 31, 2025, we were exposed to credit risk on $703.4 million and $725.8 million, respectively, of loans held on our condensed consolidated balance sheets, excluding loans held in consolidated securitization. Loans bear fixed interest rates and are carried on our condensed consolidated balance sheets at fair value. As of December 31, 2024, a hypothetical 10% and 20% increase in credit risk would result in a $9.1 million and $18.1 million decrease, and as of March 31, 2025, a hypothetical 10% and 20% increase in credit risk would result in a $7.8 million and $15.4 million decrease in the fair value of loans, respectively.

As of December 31, 2024 and March 31, 2025, we held $102.9 million and $88.9 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the condensed consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes and residual certificates issued by the consolidated entities, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, the residual certificates value is eliminated as part of the consolidation process. A hypothetical 10% and 20% increase in the credit risk would result in a $1.8 million and $3.6 million decrease, respectively, in the fair value of loans held in consolidated securitization as of December 31, 2024 and a $1.5 million and $3.0 million decrease, respectively, as of March 31, 2025.

We are also exposed to credit risk through credit risk rate spreads on beneficial interest assets and beneficial interest liabilities held on the condensed consolidated balance sheet of $176.8 million and $10.1 million, respectively, as of December 31, 2024, and $216.6 million and $4.0 million, respectively, as of March 31, 2025. These assets and liabilities are associated with committed capital and other co-investment arrangements with institutional investors and lending partners, in which the Company puts certain amounts of assets at risk. See “Note 4. Beneficial Interests” for additional information on maximum exposure to losses from these arrangements. A hypothetical 10% and 20% adverse change in credit risk spread would result in a $44.4 million and $89.6 million decrease, respectively, in the fair value of beneficial interest assets held on our condensed consolidated balance sheet, and would result in a $4.7 million and $10.3 million increase in the fair value of beneficial interest liabilities on our condensed consolidated balance sheet, respectively, as of December 31, 2024. A hypothetical 10% and 20% adverse change in credit risk spread would result in a $53.9 million and $107.0 million decrease, respectively, in the fair value of beneficial interest assets, and would result in a $11.4 million and $23.1 million increase in the fair value of beneficial interest liabilities, respectively, as of March 31, 2025.

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

Upstart Holdings, Inc.

As of December 31, 2024 and March 31, 2025, we held $976.3 million and $839.5 million, respectively, related to cash, cash equivalents and restricted cash in business checking accounts and interest-bearing deposit accounts as well as money market accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our condensed consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation, or FDIC. We reduce credit risk by placing our cash, cash equivalents and restricted cash in reputable institutions.

As of December 31, 2024 and March 31, 2025, $137.4 million and $162.3 million, respectively, of the Company’s cash was held by one of our institutional investors in relation to the line of credit receivable and the beneficial interest asset. We mitigate our risk exposure through corporate guarantees provided by the investor.
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

An increase or decrease in interest rates may also impact our exposure to interest rate risk on our warehouse credit facilities. As of December 31, 2024 and March 31, 2025, we were exposed to interest rate risk on $195.6 million and $127.0 million, respectively, under our warehouse credit facilities, which bear floating interest rates. Changes in interest rates may impact our cost of borrowing. We have entered into interest rate cap agreements in connection with certain warehouse credit facilities with an aggregate notional amount of $228.6 million. The interest rate caps provide protection for certain credit facilities against exposure to changes in cash flows to the extent the 1-month SOFR exceeds the strike rate. The Upstart Auto Warehouse Trust interest rate cap matures in April 2029 and the Upstart Loan Trust interest rate cap matures June 2025.
Equity Investment Risk

Our non-marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our investments.

Our non-marketable equity investments are in equity securities of privately-held companies without readily determinable fair values. We elected to account for each such investment using the measurement alternative which is cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment and is inherently complex due to the lack of readily available market data. We consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of each investment. We also assess our non-marketable equity securities for impairment on a quarterly basis. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations. Adjustments and impairments are recorded in other expense on the condensed consolidated statements of operations and comprehensive loss upon recognition of such adjustments or impairments. As of December 31, 2024 and March 31, 2025, the carrying value of our non-marketable equity securities, which do not have readily determinable fair values, totaled $41.3 million.

Upstart Holdings, Inc.
ITEM 4. CONTROLS AND PROCEDURES
a.Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
b.Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
c.Limitations on Effectiveness of Disclosure Controls and Procedures

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

Uncertainty, volatility and negative trends in general economic conditions historically have created a difficult operating environment for our industry. Many factors, including factors that are beyond our control, have impacted and will continue to impact our business, financial condition and results of operations by affecting the supply of capital to our marketplace from our lending partners and institutional investors, the demand by borrowers for Upstart-powered loans, and borrowers’ ability and willingness to repay their loans. These factors include, but are not limited to, interest rates, inflation, personal savings rates, U.S. politics (including state and federal elections, changes in presidential and gubernatorial administrations and related impact to policy), fiscal and monetary policies, recession or fear of recession, unemployment levels, disruptions in the banking sector, lower consumer confidence, reduced consumer discretionary spending, conditions in the housing market, immigration policies, gas prices, energy costs, government shutdowns, trade wars, tariff increases and delays in tax refunds, as well as events such as natural disasters, acts of war, geopolitical conflicts, terrorism, catastrophes and pandemics. If any of these factors negatively affect borrowers, lending partners or institutional investors, or if we are unable to mitigate the risks associated with them, our business, financial condition and results of operations could be adversely affected.

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

Upstart Holdings, Inc.
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
The current macroeconomic environment has had, and may continue to have, a material adverse effect on our business by affecting the supply of capital to our marketplace from institutional investors and lending partners. For more information, see the risk factors titled “—If we are unable to maintain diverse and resilient loan funding to our marketplace from institutional investors, our growth prospects, business, financial condition and results of operations could be adversely affected” and “—If our existing lending partners cease or limit their participation in our marketplace or if we are unable to attract new lending partners to our marketplace, our business, financial condition and results of operations will be adversely affected.”

We offer consumer loans on our marketplace, and many consumers that come to our marketplace have poor, limited or no credit history. Such consumers have historically been, and may in the future be, disproportionately affected by adverse macroeconomic conditions. Inflation, higher interest rates, recession or fear of recession, availability of government assistance programs, unemployment, bankruptcy, government interventions, such as stimulus measures, major medical expenses, divorce or death may affect borrowers’ ability or willingness to borrow or make payments on loans. Macroeconomic changes have in the past and may in the future negatively impact borrowers’ ability and willingness to borrow and make repayments. For more information, see the risk factors titled “—If we are unable to approve significant number of borrowers for loans through our marketplace, our growth prospects, business, financial condition and results of operations would be adversely affected.”

During an economic down cycle, there is a greater risk that borrowers will not make payments on loans. Also, borrowers may not prioritize repayment of unsecured personal loans over loans that are secured by necessities, for example, mortgages, home equity loans or auto loans. Higher interest rates often lead to higher payment obligations, which may reduce the ability of borrowers to remain current on their obligations. These factors may lead to increased delinquencies, defaults and bankruptcies declared by borrowers, resulting in more charge-offs and fewer recoveries, all of which have had, and could continue to have, a material adverse effect on the credit performance of loans facilitated on our marketplace and our business. From time to time, the vintages of core personal loans that originated in prior quarters may underperform relative to the target returns set at the time of loan origination. For example, as of March 31, 2025, the quarterly vintages that originated in the first quarter of 2023 through the first quarter of 2024 were forecasted to underperform. When a borrower defaults on a loan, it increases our costs to service the loan. If default rates exceed our expectations, demand by our lending partners to originate loans, and institutional investors to fund loans, facilitated through our marketplace could be negatively impacted, with such impacts having occurred in the past. Similarly, any sustained decline in applicant approvability or acceptance of loan offers or loan origination volume, or any increase in delinquencies or defaults by borrowers beyond our expectation, would harm our business, financial condition and results of operations.

Upstart Holdings, Inc.
If we are unable to maintain diverse and resilient loan funding to our marketplace from institutional investors or successfully manage risks associated with committed capital and other co-investment arrangements, our growth prospects, business, financial condition and results of operations could be adversely affected.

Our business depends on sourcing and maintaining diverse and resilient loan funding from institutional investors to our marketplace. The institutional investors provide loan funding to our marketplace by purchasing whole loans, pass-through certificates and asset-backed securities. Out of the total principal of loan originations facilitated on our marketplace during the three months ended March 31, 2025, 60% were purchased by institutional investors. The availability and capacity of loan funding from institutional investors depend on many factors that are outside of our control, such as economic and market conditions, interest rates, liquidity in the capital markets and regulatory requirements or restrictions, which are subject to change. While we have experienced funding constraints since 2022 due to the macroeconomic environment, we have since increased loan funding capacity. We cannot be sure that the existing funding sources will continue to be available, or any new funding source will become available, on commercially reasonable terms or at all. Decreased funding from institutional investors has negatively impacted our business in the past, and may negatively impact us in the future. Any sustained decline in investor demand for Upstart-powered loans or securities secured by such loans for any reason, including due to adverse economic conditions or due to any increase in delinquencies, defaults or losses beyond our expectation, may adversely affect our financial results.

A significant portion of our loan funding from institutional investors comes from committed capital and other co-investment arrangements. These arrangements may include terms that provide downside risk protection, subject to certain limits and conditions. In particular, we have agreed to compensate certain investors, subject to a limit, if credit performance on the loans under these arrangements deviates from our initial expectations and, subject to certain conditions, if we are unable to sell the minimum required volume of loans to our committed capital providers. As such, if the loans do not perform as expected due to unexpected shifts in borrower behaviors, ability to pay or otherwise, if we have a decrease in borrower demand for Upstart-powered loans, or if our models’ expectation for credit performance is inaccurate for any reason, our financial results could be adversely impacted. As of March 31, 2025, our maximum exposure to losses under these committed capital and other co-investment arrangements was approximately $553.6 million. This amount has grown from $169.6 million as of March 31, 2024, as we have entered into more committed capital and other co-investment arrangements. As the amount of our maximum exposure to losses under these arrangements grows and may continue to grow in the future, risks associated with committed capital and other co-investment arrangements could have a greater impact on our business, financial condition and results of operations. Committed capital and other co-investment arrangements may negatively impact our financial results through unfavorable fair value adjustments, with such impacts having occurred in the past and may occur again in the future. We may also experience declines in revenue and transaction volume if existing committed capital or other capital arrangements do not provide funding on the agreed upon terms or we fail to secure additional committed capital or other capital arrangements in the future on commercially reasonable terms or at all. Moreover, the capital arrangements that we entered into during a high interest rate environment, such as the committed capital and other co-investment arrangements, may become more costly if interest rates continue to fall and the terms of such arrangements remain in place. Despite our efforts, we may continue to experience funding constraints and cannot be certain if any measures we have taken, such as committed capital or other co-investment arrangements, or will take to address or mitigate the effects of funding constraints, will be sufficient or successful. In the event of funding constraints, we may not be able to maintain our current loan origination volume without incurring substantially higher funding costs, agreeing to terms that are not favorable to us or relying on our balance sheet to support funding, each of which could adversely affect our business, financial condition and results of operations.

We cannot be certain about the level of investor demand for securitizations. Events of default or breaches of financial, performance or other covenants, or worse than expected performance of certain pools of loans underpinning our asset-backed securitizations, debt facilities or other structured and unstructured transactions, have limited in the past and could limit our access to funding from institutional investors. For example, as of March 31, 2025, the loans originated in 2021 through 2023 that were included in our asset-backed securitizations had

Upstart Holdings, Inc.
underperformed relative to their expected target returns at the time of origination, resulting in negative rating agency actions in several of our asset-based securitizations.

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

The performance of loans facilitated through our marketplace is significantly dependent on the effectiveness of our proprietary AI models used to evaluate a borrower’s credit profile and likelihood of default. Our AI models have not been extensively tested during different types of economic downturns or recessions. Even if credit decisions take into account macroeconomic conditions, there is no assurance that our AI models can accurately predict loan performance during periods of adverse economic conditions or quickly respond to changing economic conditions. If our AI models are unable to accurately reflect the credit risk of loans under such economic conditions, we, our lending partners and our institutional investors would experience greater than expected losses on such loans, which would harm our reputation and erode the trust we have built with our lending partners and

Upstart Holdings, Inc.
institutional investors. We have experienced and may continue to experience high delinquency rates and underperformance of loans originated using our AI models in recent periods. For example, as of March 31, 2025, the quarterly vintages of core personal loans that originated in the first quarter of 2023 through the first quarter of 2024 were forecasted to underperform relative to the target returns set at the time of loan origination. The fair value of the loans on our balance sheet has declined and may continue to decline. Our business, financial condition and results of operations can continue to be adversely affected if our AI models are not able to accurately and timely assess the impact of macroeconomic conditions on the performance and default rates of loans facilitated through our marketplace.

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

Our success depends in significant part on the participation of our lending partners in our marketplace. In the three months ended March 31, 2025, 74% of our total revenue was generated from platform, referral and servicing fees that we receive from our lending partners. Our lending partners also provide loan funding to our marketplace by retaining a significant portion of the loans facilitated through our marketplace. Out of the total principal of loan originations facilitated on our marketplace during the three months ended March 31, 2025, 29% were retained by our lending partners. If we are unable to keep existing lending partners or attract new lending partners to our marketplace, or if we are unable to maintain or increase the portion of loans retained by the lending partners, our financial performance could suffer.

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

For the three months ended March 31, 2025, we incurred a net loss of $2.4 million. We have expended, and intend to continue to expend, significant funds to develop and improve our proprietary AI models, attract additional borrowers to our marketplace, enhance the features and overall user experience on our platform, expand loan product offerings and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We have incurred, and expect to incur in the future, significant losses for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses would prevent us from being profitable. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

If we are unable to manage risks associated with the loans on our balance sheet, our business, financial condition and results of operations may be adversely affected.

We have held more Upstart-powered loans on our balance sheet in recent years and may continue to do so in the future. We have used, and may continue to use, our balance sheet to support our research and development activities for new loan products and borrower segments. In addition to research and development activities, we have used and may continue to use our balance sheet to purchase Upstart-powered loans from lending partners to address fluctuations in supply and demand in our marketplace and periodically sell these loans to institutional investors prior to their maturity. Out of the total principal of loan originations facilitated on our marketplace during the three months ended March 31, 2025, 11% were held on our balance sheet. As of March 31, 2025, we held $725.8 million of loans on our balance sheet, excluding loans held in consolidated securitization. We hold loans on our balance sheet at fair value and estimate fair value using a discounted cash flow methodology. An increase in the market interest rates reduces the fair value of loans held on our balance sheet by increasing the discount rate used to determine fair value under the discounted cash flow methodology. Currently, we are in a high interest rate environment. The high interest rates have negatively affected the fair value of loans held on our balance sheet and may continue to do so in the future. In addition, for these loans and any future loans to be held on our balance sheet, we bear the credit risk in the event of borrower default. Our exposure to rising borrower default rates and their volatility has increased, and may continue to increase, as we hold more Upstart-powered loans on our balance sheet. The R&D loans make up a substantial portion of the loans held on our balance sheet and are generally more risky and more likely to default than the core personal loans.

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

Upstart Holdings, Inc.
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

When we are the sole sponsor of securitizations, we are required under Regulation RR to retain at least five percent of the credit risk in such transactions for a specific period of time, depending on the type of asset that is securitized. We have in the past and may choose in the future to retain additional securities, such as notes or certificates, issued in asset-backed securitization transactions we sponsor or facilitate. The certificates represent residual equity interests in the SPEs and are subordinated to the notes and thus are exposed to greater credit risk. In 2023 and 2024, we acted as a sole retaining sponsor to asset-backed securitizations and, in one instance, retained not only the securities required for risk retention purposes under Regulation RR, but also additional residual equity interests, exposing us to greater credit risk. The securities we retain may lose value, including becoming worthless. In the future, we may retain securities issued as part of our securitizations beyond risk retention requirements again. In addition, other matters, such as capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities, macroeconomic factors impacting allocations of funds or increasing competition from other issuers of asset-backed securities, could negatively impact our business by decreasing institutional investor demand for securities issued through our securitization transactions. In addition,

Upstart Holdings, Inc.
compliance with certain regulatory requirements, including the Dodd-Frank Act, the Investment Company Act of 1940, as amended, or the Investment Company Act, the so-called “Volcker Rule,” and states licensing requirement changes to include SPEs, may affect the type of securitizations that we are able to complete.

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

The servicing fees generated by our loan servicing activities for the loans sold to institutional investors and contributed to asset-based securitizations and pass-through certificate transactions also represent a material portion of our earnings. There is no assurance that our institutional investors will continue to purchase loans or securities (either through whole loan sales, asset-backed securities, pass-through certificate issuances or other direct or indirect purchase arrangements) or that they will continue to purchase loans in transactions that generate the same spreads and/or fees that we have historically obtained. In the past, we sold loans that had been originated in an earlier, lower interest rate environment. We recognized losses on these sales which reduced our revenue. As we purchase and hold more loans on our balance sheet, our business, financial condition and results of operations could be adversely affected, including further reductions in revenue. Factors that may affect demand by institutional investors for Upstart-powered loans include:

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

Upstart Holdings, Inc.

In connection with our committed capital and other co-investment arrangements, we have agreed to compensate our loan buyers/co-investors, subject to a limit, if credit performance on the loans deviates from expectations. As of March 31, 2025, our maximum exposure to losses under these committed capital and other co-investment arrangements was approximately $553.6 million. See “Note 4. Beneficial Interests” for more information. Committed capital and other co-investment arrangements could negatively impact our financial results. We may also experience declines in revenue and loan volume if existing committed capital or other co-investment arrangements do not provide funding on the agreed upon terms or we fail to secure additional committed capital or other capital arrangements on commercially reasonable terms, or at all.

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

Our top three lending partners originate a significant portion of loans on our marketplace. In the three months ended March 31, 2025, our top three lending partners collectively originated 83% of the Transaction Volume, Number of Loans and accounted for 57% of our total revenue. There are no minimum commitments for our lending partners to originate any volume of loans under our agreements. If our top three lending partners were to suspend, limit or cease their operations or otherwise terminate their relationship with us, our business, financial condition and results of operations would be adversely affected. As of March 31, 2025, we had more than 100 lending partners participating on our marketplace, and we continue to expand our lending partnerships to new participants. If we are unable to continue to increase the participation by other lending partners on our marketplace, we will continue to be reliant on a small number of lending partners for a significant portion of loan originations and revenue, which could harm our business.

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

We believe maintaining a strong brand and trustworthy reputation is critical to our success and our ability to attract borrowers to our marketplace, attract new lending partners, maintain diverse and resilient loan funding and sustain good relations with regulators. Factors that affect our brand and reputation include: perceptions of AI, our industry and our company, including the quality and reliability of our AI lending marketplace; the accuracy of our AI models; characterizations of our company due to our novel business model; perceptions regarding the application of AI to consumer lending specifically and that algorithmic-based lending is inherently biased; perceptions of rate exportation and the bank partnership model; the reputation of the vehicle dealerships with which we partner; loan funding to our marketplace; changes to the Upstart marketplace; our ability to effectively manage and resolve borrower complaints; collection practices; privacy and data security practices; litigation, such as class action and shareholder derivative lawsuits described in “Legal” section under “Note 11. Commitments and Contingencies”; regulatory activity; and the overall user experience of our marketplace. Negative publicity or negative public perception of these factors, even if inaccurate, could adversely affect our brand and reputation.

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

Upstart Holdings, Inc.
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

AI and related technologies are subject to public debate and heightened regulatory scrutiny. Although policy prerogatives of the Consumer Financial Protection Bureau (“CFPB”) have changed with the recent change in the U.S. presidential administration, the CFPB previously indicated that AI was a regulatory hot topic for the agency, including the use of complex credit scoring models as part of the loan underwriting process. The agency previously took several steps to increase regulatory scrutiny of financial technology companies that rely on AI. In April 2023, the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the CFPB, and the Equal Employment Opportunity Commission (“EEOC”) released a joint statement on AI demonstrating their interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. The Congressional Research Service released a report on April 3, 2024 on the use of AI and machine learning in financial services, noting that financial industry policymakers face competing pressures of providing beneficial technology and avoiding any consumer harm from such technology. In addition, recently, the SEC cautioned companies against “AI washing” and took enforcement actions against companies for their claims about the use of AI in their products and services. In June 2024, the Treasury Department also issued a request for information seeking public comments on the use of AI in the financial services sector and the opportunities and risks presented by developments and applications of AI within the sector. In August 2024, the CFPB also responded to a Department of Treasury Request For Information regarding the use of AI in financial services, reinforcing their expectation that companies using emerging technologies including AI comply with existing consumer protection laws and regulations. States have also started to regulate the use of AI, with Colorado passing the first comprehensive AI bill in June 2024. That same month, Colorado passed its AI Act, creating duties for developers of AI and persons using AI to use reasonable care to protect consumers from any known or reasonably foreseeable risks of algorithmic discrimination arising from the use of "high-risk AI systems”. California attempted to pass a

Upstart Holdings, Inc.
similar law, but was not successful. Other states have begun proposing and passing legislation addressing the use of AI and automated decision making, and we expect the number of states with similar legislation to grow. Any negative publicity or negative public perception of AI could negatively impact demand for our AI lending marketplace, hinder our ability to attract new lending partners or slow the rate at which lending partners adopt our AI lending marketplace. From time to time, certain advocacy groups have made claims that unlawful or unethical discriminatory effects may result from the use of AI technology by various companies, including ours. Such claims, whether or not accurate, and whether or not concerning us or our AI lending marketplace, may harm our ability to attract prospective borrowers to our marketplace, retain existing and attract new lending partners and achieve regulatory acceptance of our business.

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

We have been subject to other governmental inquiries on this topic. See the risk factor titled “—We have been in the past and may in the future be subject to federal and state regulatory inquiries regarding our business” for more information. The CFPB issued a final rule in June 2024 that will require us and other non-bank entities to report any public regulatory or court orders related to violations of consumer protection laws in a registry that will be available to the public, which can impact our public perception and reputation. While the rule is still in effect, in April 2025, the CFPB announced it would not prioritize enforcement or supervision for entities that do not register, and it is considering rescinding or narrowing the scope of this regulation. Negative public perception, actions by advocacy groups or legislative and regulatory interest groups could lead to lobbying for and enactment of more restrictive laws and regulations that impact the use of AI technology in general, AI technology as applied to lending operations generally or as used in our applications more specifically. Any of the foregoing could negatively impact our business, financial condition and results of operations.

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

Federal and state regulators have also focused on eliminating or regulating “junk fees”, which are often not well defined. The CFPB has identified the fees associated with the sale of ancillary products in connection with financing the purchase of an auto or undisclosed banking or collection fees as having the potential to be unfair or deceptive. More recently, the FTC finalized a rule on junk fees and narrowed the scope of the industries covered to exclude financial services. However, the increased focus on fees in the financial services space by federal and state regulators will likely continue. Should any of the fees charged to borrowers on loans obtained through our marketplace be deemed unfair or deceptive, such fees may be subject to refund or deemed uncollectable.

The CFPB has the ability to regulate and investigate our business activity and has increased their activity and scrutiny in the financial services industry in recent years. The CFPB has issued several rules, interpretive statements and guidance documents that could impact our business practices including, but not limited to, a September 2023 circular on compliance obligations under the Equal Credit Opportunity Act (“ECOA”) for companies that rely on complex algorithms when making credit decisions, a June 2023 rule requiring registration of nonbank entities that receive a final order or judgment, and a circular that criticized the use of boilerplate language in consumer agreements where such language would be unlawful if enforced against the particular consumer agreeing to the contract. It has also issued several supervisory highlights focusing on various aspects of consumer lending, such as credit reporting, servicing and repossession activities in the auto lending space. The CFPB previously issued an interpretive rule expanding states’ authority to enforce requirements of federal consumer financial laws. In October 2024 the CFPB finalized its Opening Banking Rule to provide consumers greater rights over their personal financial data. In December 2024, the CFPB proposed a rule that makes significant revisions to Regulation V, which implements the Fair Credit Reporting Act (“FCRA”) and imposes new obligations and limitations on entities that collect, sell or share consumer information with third parties. However, in January 2025, the new U.S. presidential administration issued an executive order to halt all activity on the CFPB’s pending and proposed rules, and in March and April the CFPB began issuing statements that limit the enforcement of or indicate the potential rescission of prior rules, opinions, and statements. Due to the changing nature of the regulatory

Upstart Holdings, Inc.
environment and uncertainty about the priorities and direction of the CFPB under the new U.S. presidential administration, we cannot be certain how the regulatory environment may impact our business.

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

Our success depends in part on our loan servicing and collection efforts. In the three months ended March 31, 2025, 19% of our revenue from fees, net was generated from loan servicing fees. The vast majority of Upstart-powered loans are not secured by any collateral, and none are guaranteed or insured by any third party or backed by any governmental authority. As a result, we are limited in our ability to collect on such loans on behalf of our lending partners and institutional investors if a borrower is unwilling or unable to repay them. Where the loan is secured by an automobile, for our auto product, or home, for our HELOC product, we could still be limited in our ability to collect on the loan if we cannot secure the automobile or home. The ability to collect on the loans is largely dependent on the borrower’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including, but not limited to, unemployment, divorce, death, illness, bankruptcy or the economic or social factors beyond personal circumstances of a borrower. In addition, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. It is possible that a higher percentage of consumers will seek protection under bankruptcy or debtor relief laws as a result of the current inflationary environment, the possibility of a recession and market volatility. Federal, state, or other restrictions could impair our ability to collect amounts owed and due on the loans facilitated through our marketplace, reduce income received from the loans facilitated through our marketplace, or negatively affect our business, financial condition and results of operations.

Upstart Holdings, Inc.
We began conducting first-party collection activities for our lending partners in the fourth quarter of 2022 for loans facilitated through our marketplace. We have limited experience conducting first-party or in-house collection activities, and we cannot be certain that we will be able to effectively manage risks associated with such activities. In addition to first-party collection activities, we partner with third-parties, including collection agencies, to collect on loans we service for our lending partners. In late 2024, we partnered with a third party to begin, for the first time, pursuing litigation as a strategy to collect from certain delinquent borrowers who demonstrate an ability but not a willingness to repay. If Upstart or the third-parties with whom we work on collections do not perform as expected or if we or these third parties act unprofessionally or otherwise cause harm to borrowers of Upstart-powered loans, our brand and reputation could be harmed and our ability to attract potential borrowers to our marketplace could be negatively impacted. For example, during periods of increased delinquencies caused by economic downturns or otherwise, it is important that we and collection agencies we use are proactive and consistent in contacting a borrower to bring a delinquent balance current and ultimately avoid the loan becoming charged off. If we or the third parties we work with are unable to maintain a high quality of service, or fulfill the servicing and collection obligations due to resource constraints, it could result in increased delinquencies and charge-offs on the loans, which could decrease fees payable to us, cause our lending partners to decrease their demand for Upstart-powered loans, erode trust in our lending marketplace or increase the costs of loan funding for our marketplace. If we fail to successfully address any of the foregoing risks associated with our collection activities, our business, financial condition and results of operations could be adversely affected.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

We face competition in a variety of areas. Our competitors may have longer operating histories, lower commercial financing costs or costs of capital, more extensive borrower bases, more diversified products and borrower bases, operational efficiencies, a better user experience, more versatile or extensive technology platforms, greater brand recognition and brand loyalty, broader borrower and partner relationships, more extensive and/or a more diversified loan funding institutional investor bases, greater capacity to fund loans through their balance sheets, and more extensive product and service offerings. Furthermore, our existing and potential competitors may decide to modify their pricing and business models to compete more directly with us. Our ability to compete will also be affected by our ability to provide our lending partners with a commensurate or more extensive suite of loan products than those offered by our competitors. In addition, current or potential competitors, including financial technology lending platforms and existing or potential lending partners, may also acquire or form strategic alliances with one another, which could result in our competitors being able to offer more competitive loan terms due to their access to lower-cost capital. Such acquisitions or strategic alliances among our competitors or potential competitors could also make our competitors more adaptable to a rapidly evolving regulatory environment. To stay competitive, we may need to increase our regulatory compliance expenditures or our ability to compete may be adversely affected.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

In connection with asset-backed securitizations, pass-through certificate transactions, warehouse credit facilities and whole loan sales, we make representations and warranties concerning the loans transferred, and if such representations and warranties are not accurate when made, we could be required to repurchase the applicable loans or make other payments.

In our asset-backed securitizations, pass-through certificate transactions, warehouse credit facilities, whole loan sale arrangements and other commercial transactions, we make numerous representations and warranties concerning the characteristics of the Upstart-powered loans sold and transferred in connection with such transactions, including representations and warranties that the loans meet the eligibility requirements of those facilities and of institutional investors. If those representations and warranties were not accurate when made and are not timely cured or incurable, we may be required to repurchase the underlying loans or make payments. Failure to repurchase such loans or make payments could constitute a default or termination event under the agreements governing our various arrangements or transactions and could require us to indemnify certain financing parties. Through March 31, 2025, the number of Upstart-powered loans requiring repurchase or payments from Upstart as a result of inaccurate representations and warranties represents less than 1% of all Upstart-powered loans. While only a small number of Upstart-powered loans have been historically repurchased by us or make payments, there can be no assurance that we would have adequate cash or other qualifying assets available to make such repurchases or payments if and when required. Such repurchases or repayments could be limited in scope, relating to small pools of loans, or significant in scope, across multiple pools of loans. If we were required to make such repurchases or

Upstart Holdings, Inc.
repayments and if we do not have adequate liquidity to fund such repurchases or repayments, our business, financial condition and results of operations could be adversely affected. In addition, a high volume of repurchases or repayments due to a breach of such representations and warranties could have an adverse impact on our reputation as a loan seller and servicer.

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

Promoting awareness of our AI lending marketplace is important to our ability to grow our business, attract new lending partners, increase the number of potential borrowers on our marketplace and attract institutional investors to our marketplace. We believe that the importance of brand recognition will increase as competition in the consumer lending industry expands. For example, because some of our lending partners have adopted our lending partner-branded version of our AI lending marketplace through their own websites, potential borrowers may not be aware they are experiencing our AI lending marketplace, which may hinder recognition of our brand. Successful promotion of our brand will depend largely on the effectiveness of marketing efforts and the overall user experience of our lending partners and potential borrowers on the Upstart marketplace. The marketing channels that we employ may also become more crowded and saturated by other lending platforms, which may decrease the effectiveness of our marketing campaigns and increase borrower acquisition costs. Also, the methodologies, policies and regulations applicable to marketing channels may change. For example, the CFPB has proposed a rule that limits how data brokers can share consumer information and that prohibits secondary use of data, including for targeted marketing. Similarly, internet search engines could revise their methodologies, which could adversely affect borrower volume from organic ranking and paid search. Search engines may also implement policies that restrict the ability of companies such as us to advertise their services and products, which could prevent us from appearing in a favorable location or any location in the organic rankings or paid search results when certain search terms are used by the consumer.

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

We are, and may in the future become, subject to lawsuits by governmental agencies or private parties, other claims, examinations, investigations, enforcement actions, legal and administrative cases and proceedings, whether civil or criminal, all of which may affect our results of operations. These claims, lawsuits, and proceedings could involve, and in some cases have involved, labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret, and other proprietary

Upstart Holdings, Inc.
rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, alleged federal and state securities and “blue sky” law violations or other investor claims, and other matters. For example, we are a defendant in a number of securities class action and other related lawsuits. See the “Legal” section under “Note 11. Commitments and Contingencies” and the risk factor titled “—The trading price of our common stock may be volatile, and you could lose all or part of your investment” for more information.

In addition, due to the consumer-oriented nature of our business and the application of certain laws and regulations, participants in our industry are regularly named as defendants in litigation alleging violations of federal and state laws and regulations, including consumer protection laws.

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

Upstart Holdings, Inc.
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

Our ability to operate our platform depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively, which would allow competitors to duplicate our AI models or AI lending marketplace and adversely affect our ability to compete with them. We rely on a combination of copyright, trade secret, patent, trademark laws and other rights, as well as confidentiality procedures, contractual provisions and our information security infrastructure to protect our proprietary technology, processes and other intellectual property. While we have, as of March 31, 2025, four patents granted and six patent applications pending in the United States related to our proprietary risk model and data engineering, we have limited patent protection and our patent applications may not be successful. A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Our success depends in part on our relationships with third-party vendors. In some cases, third-party vendors are one of a limited number of sources. For example, we rely on national consumer reporting agencies, such as TransUnion, for a large portion of the data used in our AI models. In addition, we rely on third-party verification technologies and services that are critical to our ability to maintain a high level of automation on our platform. In addition, because we are not a bank, we cannot belong to or directly access the ACH payment network. As a result, we rely on one or more payment processors or banks with access to the ACH payment network to process collections on Upstart-powered loans. Many of our vendor agreements are terminable by either party without penalty and with little notice. If any of our third-party vendors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable time frame. We also rely on other software and services supplied by vendors, such as communications, analytics and software-as-a-service platforms, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to

Upstart Holdings, Inc.
any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

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

When establishing the interest rates and structures (and the amounts and structures of certain fees constituting interest under federal and state banking laws, such as origination fees, late fees and non-sufficient funds fees) that are charged to borrowers on loans originated through our marketplace, our lending partners rely on authority under federal law to export the interest rate requirements of each lending partner’s home state. Further, we, our securitization vehicles and our institutional investors that purchase Upstart-powered loans originated by our lending partners rely on the ability, as subsequent holders of the loans, to continue charging the interest rates and fee structures and enforce other contractual terms agreed to between the lending partners and the borrowers, as permitted under federal banking laws. The current maximum annual percentage rate of the loans facilitated through our marketplace is 35.99% and in some cases, the maximum rate is lower based on regulatory or legislative action in a particular state. In other states, the interest rates and fee structures of certain Upstart-powered loans exceed the maximum interest rate or may not align with the fee structure permitted for consumer loans applicable to non-bank lenders to borrowers residing in, or that have nexus to, such states. In 2024, several states introduced legislation to opt out of the federal law that allows for the exportation of interest rates by state-chartered banks (DIDMCA), which, if passed, would arguably prevent out-of-state banks from exporting their higher interest rates into the states that opted out. Iowa opted out of rate exportation many years ago and more recently, Colorado passed legislation to opt out, although the law is the subject of litigation and is not currently enforceable.

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

Upstart Holdings, Inc.
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

By the end of 2024, at least twelve (12) states had or proposed to enact true lender laws. Also known as anti-evasion laws, true lender laws are statutory tests, providing that a non-bank entity is a “lender” subject to certain requirements of the state consumer lending license laws if the entity, among other things: (i) has the predominant economic interest in a loan; (ii) brokers, arranges, or facilitates a loan with a greater rate of interest than is permitted by the state’s lending laws; (iii) brokers, arranges or facilitates a loan and has the right to purchase the loan; or (iv) based on the totality of the circumstances, appears to be the lender (e.g. operates or controls the credit program). Washington most recently passed a true lender law that became effective June 6, 2024. More states may also institute similar statutory “true lender” tests, which may increase the risk of true lender litigation in certain jurisdictions. More true lender tests may also result in increased usury and licensing risk or an unwillingness by our lending partners or investors to originate or purchase loans in states with these laws. Other states may take different paths to promulgate similar “true lender” restrictions, and if not through a legislative path, impacted parties may

Upstart Holdings, Inc.
have little to no advance notice of new restrictions and compliance obligations (e.g. Massachusetts recently concluded a non-bank entity was the true lender using the state’s unfair and deceptive practices statute).

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

Loans originated through Upstart’s marketplace are originated in reliance on the fact that our lending partners are the “true lenders” for such loans. Their true lender status determines various loan program details, and Upstart-powered loans may involve interest rates and structures (including certain fees and fees structures) permissible at origination because the loan terms and lending practices are set by duly chartered and insured banks or credit unions. Because the loans facilitated by our marketplace are originated by our lending partners, many state consumer financial regulatory requirements, including usury restrictions (other than the restrictions of the state in which a lending partner originating the loans is located) and many licensing requirements and substantive requirements under state consumer credit laws, are inapplicable to the loans, based on principles of federal preemption or express exemptions provided in relevant state laws .

Certain recent litigation and regulatory enforcement has challenged, or is currently challenging, the characterization of bank partners as the “true lender” of loans in connection with programs involving origination and/or servicing relationships between a bank partner and non-bank lending platform or program manager. As noted above, the Colorado Administrator has entered into a settlement agreement with certain banks and non-banks that addresses this true lender issue, such settlement to end in 2025 or under the change to Colorado law to prohibit rate exportation to the state. Other states could also bring lawsuits based on these types of bank-partnership relationships. For example, in June 2020, the Washington, D.C. Attorney General filed a lawsuit against online lender Elevate for allegedly deceptively marketing high-cost loans with interest rates above the District’s usury cap of 24%. The usury claim is based on an allegation that Elevate, and not its partner bank, is the true lender of these loans, and was therefore in violation of the state’s usury laws. This case ultimately settled, with Elevate agreeing to charge rates only up to 24%, instead of rates over 100%, and to refund consumers who were charged rates over what is allowed under Washington, DC law. Similarly, in June 2021, a putative class action lawsuit was filed against the online lender Marlette Funding LLC, alleging that the company, doing business as Best Egg, was the true lender of usurious loans originated through a partnership with Cross River Bank, with a rate of interest in excess of the 6% rate permitted to be charged in Pennsylvania by unlicensed non-banks. Furthermore, in April 2022, Opportunity Financial, LLC (“OppFi”) filed a lawsuit against the California Department of Financial Protection and Innovation to challenge the Department’s application of California usury caps to loans originated on OppFi’s online platform. OppFi argued that the Department was applying a “true lender” test to several loans to California residents that exceeded the applicable California usury limit for small dollar loans, even though such test does not exist in California law. While OppFi received a favorable decision in October 2023 that denied California’s motion for preliminary injunction, in California and other states where OppFi faced legal challenges, the case has not yet been resolved and there is an ongoing risk that government agencies and private plaintiffs will seek to challenge these

Upstart Holdings, Inc.
types of relationships that are similar to our business model. Finally, in June 2024, the Massachusetts Attorney General entered into a settlement with a fintech company it believed to be the true lender of loans originated using the bank partnership model, relying on the state’s UDAAP authority to reach such a conclusion, rather than a state licensing or true lender law.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

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

The CFPB has recently adopted a more restrictive view of its authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other agency could impact our business.

The CFPB, which commenced operations in July 2011, has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as UDAAP authority under the Consumer Financial Protection Act, the Truth in Lending Act and Regulation Z, ECOA and Regulation B, the Fair Credit Reporting Act and Regulation V, the Electronic Funds Transfer Act and Regulation E, among other regulations, and to enforce compliance with those laws. The CFPB has broad enforcement authority over all providers of financial products and services. The CFPB also has supervisory authority over banks, thrifts and credit unions with assets over $10 billion and certain participants in the consumer financial services market, including short-term, small dollar lenders, non-bank mortgage originators and servicers, and larger participants in other areas of financial services, including some of our lending partners and Upstart Mortgage LLC. The CFPB is also authorized to prevent “unfair, deceptive or abusive acts or practices” through its rulemaking, supervisory and enforcement authority. To assist in its enforcement and supervisory activity, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the loan products offered through our marketplace, and recently finalized a rule establishing a public registry for final orders issued against non-banks subject to CFPB enforcement actions. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request reports concerning our organization, business conduct, markets and activities and conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to consumers.

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

Upstart Holdings, Inc.
Despite this history of enforcement of consumer protection laws, as of the filing of this Quarterly Report Form 10-Q, given that the priorities and direction of the CFPB and other federal agencies under the new U.S. presidential administration have changed, we cannot be certain how the regulatory environment under the new administration may impact our business. See the risk factor titled “—Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations” for more information.

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

Although we have committed resources to enhancing our compliance programs, future actions by the CFPB (or other regulators) against us, our lending partners or our competitors could discourage the use of our services or those of our lending partners, which could result in reputational harm, a loss of lending partners, borrowers or institutional investors, or discourage the use of our or their services and adversely affect our business, especially now that actions resulting in orders will be subject to publication on the CFPB’s public registry. If the CFPB changes regulations that were adopted in the past by other regulators and transferred to the CFPB by the Dodd-Frank Act, or modifies through supervision or enforcement of past regulatory guidance or interprets existing regulations in a different or stricter manner than they have been interpreted in the past by us, the industry or other regulators, our compliance costs and litigation exposure could increase materially. This is particularly true with respect to the application of ECOA and Regulation B to credit risk models that rely upon alternative variables and machine learning, an area of law where regulatory guidance is currently uncertain and still evolving, and for which there are not well-established regulatory norms for establishing compliance.

The former presidential administration appointed consumer-oriented regulators at federal agencies such as the CFPB, the FTC, the OCC and the FDIC. The current administration has significantly reduced staff at these agencies and has appointed persons who favor less government regulation to lead the agencies. While we expect the government to continue to enforce federal consumer protection laws, it remains to be seen how the new presidential administration will address consumer protection under new leadership.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

In addition to the FTC’s heightened focus on UDAP/UDAAP regulations, the FTC enhanced guidance to the FTC Safeguards Rule, enacted under the GLBA, which mandates that financial institutions develop, implement, and maintain comprehensive information security programs to protect customer data. The revisions reflect technological advancements and rising threats to consumer data, introducing specific measures like multifactor authentication, annual written reports to senior management, data retention requirements, and stricter third-party oversight.

At the state level, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, requires, among other things, that covered companies provide disclosures to California residents and afford such persons new abilities to opt-out of certain sales or retention of their personal information by us. Aspects of the CCPA and its interpretation remain unclear. In addition, California voters approved Proposition 24 in the November 2020 election to create the California Privacy Rights Act, or CPRA, which amends and purports to strengthen the CCPA and created a state agency, the California Privacy Protection Agency, to enforce privacy laws. The CPRA amendments create obligations relating to consumer data as of January 1, 2023 (with a one-year lookback), and enforcement beginning March 29, 2024. Following the enactment of the CCPA, certain states have enacted, and other states are proposing to enact, laws and regulations that impose obligations similar to the CCPA or that otherwise involve significant obligations and restrictions. While many of these laws include exemptions for information covered by the GLBA, and we therefore may be exempt from all or most obligations under many of these state privacy laws, some states may not provide for such exemptions, and such exemptions may not fully exempt us from compliance with state laws.

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

In 2023 and 2024, New York adopted and later amended its Cybersecurity Regulation (23 NYCRR Part 500). As a part of these amendments, NYDFS Cybersecurity Regulation addresses evolving cyber threats. Key changes include: new obligations for larger entities, enhanced governance requirements related to cybersecurity risk oversight, expanded incident reporting requirements, and strengthened requirements for technical controls such as encryption, multi-factor authentication, and vulnerability management to safeguard nonpublic information.

Upstart Holdings, Inc.

As the regulatory framework for AI and machine learning technology evolves, our business, financial condition and results of operations may be adversely affected.

The regulatory framework for AI and machine learning technology is evolving and remains uncertain. For example, in April 2023, the FTC, DOJ, EEOC and CFPB released a joint statement on potential “threats” posed by AI, such as contributing to discriminatory outcomes. Additionally, the CFPB published statements in May 2022 and September 2023 on the applicability of ECOA to AI and machine learning underwriting models when generating adverse action notices. Several federal agencies including the CFPB and Treasury Department have issued requests for information to investigate the impacts of AI on the provision of financial goods and services. On the other hand, in January 2025, the U.S. President issued an Executive Order directing heads of executive departments and agencies to develop an action plan to enhance the United States’s global AI dominance.

There is also a significant amount of proposed legislation at the state and federal levels addressing the use and development of AI and on AI governance and oversight. For example, the Colorado Artificial Intelligence Act (the “CAIA”), the first comprehensive state AI regulation, will go into effect in February 2026. Among other things, the CAIA imposes a duty of reasonable care on developers and deployers to avoid “algorithmic discrimination” in high-risk AI systems, and sets forth various disclosure, risk assessment, and governance requirements. Several other states have passed legislation regulating the use of AI and many more are working to pass such legislation.

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

Upstart Holdings, Inc.
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

Under our warehouse credit facilities, we may borrow up to an aggregate of $475.0 million to purchase unsecured personal loans, $100.0 million to purchase small dollar loans, and up to $50.0 million to purchase auto loans. Our warehouse credit facilities mature between December 2025 and June 2028, by which time the outstanding principal, together with any accrued and unpaid interest, are due and payable. As of March 31, 2025, the aggregate amount borrowed under our warehouse credit facilities was $127.0 million, and $369.9 million of the aggregate outstanding principal of loans and restricted cash pledged as collateral.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

As of March 31, 2025, a valuation allowance has been recorded to recognize only deferred tax assets that are more likely than not to be realized in the United States federal, state and local tax jurisdictions. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

We have also filed a shelf registration statement on Form S-3ASR in connection with the commencement of an “at the market” offering program, pursuant to which we may offer and sell up to $500 million of our common stock. Sales of our shares may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock.

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

Our amended and restated certificate of incorporation authorizes us to issue 604,928,418 shares of authorized but unissued common stock and rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 11,353,410 shares for issuance under our 2020 Equity Incentive Plan subject to adjustment in certain events. Any common stock that we issue, including under our 2020 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our common stock.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no repurchases of the Company’s common stock during the three months ended March 31, 2025.

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

During the quarter ended March 31, 2025, the following directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company each adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K):

Name and title of director and officer: Paul Gu, Chief Technology Officer
Date of adoption: February 26, 2025
Duration of the trading arrangement: Through May 31, 2026 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 656,500 shares, including shares issuable upon the exercise of outstanding options upon reaching the pricing targets defined in the trading arrangement.

None of the Company’s officers or directors modified or terminated a “Rule 10b5-1 trading arrangement”or adopted, modified or terminated a “non-Rule 10b5-1 trading arrangement” (as defined under Item 408(a) of Regulation S-K) during the quarter ended March 31, 2025.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Sales Agreement, dated February 14, 2025, by and between the Company and BTIG, LLC.	8-K	001-39797	1.1	February 14, 2025
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Upstart Holdings, Inc.
(Registrant)

Date: May 6, 2025	By:	/s/ Dave Girouard
Dave Girouard
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Sanjay Datta
Sanjay Datta
Chief Financial Officer
(Principal Financial Officer)