Form 10-Q
period 2025-06-30
Upstart Holdings, Inc.
filed 2025-08-05
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2025 there were 96,217,742 shares of the registrant’s common stock outstanding.

Upstart Holdings, Inc.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “seek,” “could,” “would,” “intend,” “target,” “aim,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, operating expenses, and our ability to determine reserves and achieve and maintain profitability;
•our ability to improve the effectiveness and predictiveness of our AI models and our expectations that improvements in our AI models can lead to higher approval rates and lower interest rates;
•our ability to increase the volume of loans facilitated through our AI lending marketplace;
•our ability to successfully maintain a diversified and resilient loan funding strategy, including lending partnerships, whole loan sales, committed capital, and other co-investment arrangements and securitization transactions;
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
•our ability to successfully adjust our proprietary AI models, products, and services, and provide up-to-date information to our lending partners, in a timely manner in response to changing macroeconomic conditions and fluctuations in the credit market;
•our compliance with applicable local, state, and federal laws;
•our ability to comply with and successfully adapt to complex and evolving regulatory environments, including regulation of artificial intelligence and machine learning technology;
•our expectations regarding regulatory support of our approach to AI-based lending;

•our expectations regarding the success of our strategic investments and acquisitions, including the integration of acquired operations, products, technology, internal controls, and personnel;
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
•our ability to effectively secure and maintain the confidentiality of the information received, accessed, stored, provided, and used across our systems;
•our ability to successfully obtain and maintain corporate funding and liquidity to support continued growth and for general corporate purposes, which includes our ability to manage existing and future indebtedness;
•our ability to attract, integrate, and retain qualified employees;
•our ability to maintain an effective system of disclosure controls and internal control over financial reporting and operations;
•our ability to effectively manage and expand the capabilities of our operations teams, outsourcing relationships, and other business operations;
•our ability to maintain, protect, and enhance our intellectual property;
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

Each of the terms the “Company,” “we,” “our,” “us,” and similar terms used herein refer collectively to Upstart Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

AVAILABLE INFORMATION

Our website is located at www.upstart.com and our investor relations website at ir.upstart.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our investor relations website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The SEC also maintains a website that contains our SEC filings at www.sec.gov. The content of our websites and information that can be accessed through our websites is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	December 31,	June 30,
	2024	2025
Assets
Cash and cash equivalents	$788,422	$395,940
Restricted cash	187,841	305,520
Loans (at fair value)(1)	806,304	1,019,504
Property, equipment, and software, net	39,013	43,942
Operating lease right of use assets	43,455	37,620
Beneficial interest assets (at fair value)	176,848	266,761
Non-marketable equity securities	41,250	41,250
Goodwill	67,062	67,062
Other assets (includes $107,627 and $195,100 at fair value as of December 31, 2024 and June 30, 2025, respectively)	216,763	300,269
Total assets(2)	$2,366,958	$2,477,868
Liabilities and Stockholders’ Equity
Liabilities:
Payable to investors	$60,173	$91,669
Borrowings	1,402,168	1,428,479
Payable to securitization note holders (at fair value)	87,321	65,152
Accrued expenses and other liabilities (includes $15,883 and $17,240 at fair value as of December 31, 2024 and June 30, 2025, respectively)	133,800	126,725
Operating lease liabilities	50,278	43,833
Total liabilities(2)	1,733,740	1,755,858
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; 700,000,000 shares authorized; 93,469,721 and 96,091,343 shares issued and outstanding as of December 31, 2024 and June 30, 2025, respectively	9	10
Additional paid-in capital	1,044,366	1,129,997
Accumulated deficit	(411,157)	(407,997)
Total stockholders’ equity	633,218	722,010
Total liabilities and stockholders’ equity	$2,366,958	$2,477,868
____________

(1)Includes $102.9 million and $75.9 million of loans, at fair value, contributed as collateral for the consolidated securitization as of December 31, 2024 and June 30, 2025, respectively. Refer to “Note 5. Fair Value Measurement” for details.

(2)The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by Upstart Holdings, Inc. at December 31, 2024 and June 30, 2025, respectively. The liabilities of each VIE can only be settled using the assets of the corresponding VIE and creditors of these entities do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share data)
(Unaudited)

	December 31,	June 30,
	2024	2025
Assets
Cash and cash equivalents	$1,312	$340
Restricted cash	47,642	86,497
Loans (at fair value)	750,184	882,345
Other assets (includes $1,864 and $493 at fair value as of December 31, 2024 and June 30, 2025, respectively)	12,971	6,978
Total assets	$812,109	$976,160

Liabilities
Payable to investors	$154	$154
Borrowings	195,606	189,540
Payable to securitization note holders (at fair value)	87,321	65,152
Accrued expenses and other liabilities	4,493	4,250
Total liabilities	287,574	259,096
Total net assets	$524,535	$717,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Revenue:
Revenue from fees, net	$130,532	$240,777	$268,600	$426,252
Interest income, interest expense, and fair value adjustments, net:
Interest income(1)	52,883	45,623	104,054	86,191
Interest expense(1)	(11,470)	(7,772)	(22,184)	(14,792)
Fair value and other adjustments(1)	(44,315)	(21,337)	(95,046)	(26,989)
Total interest income, interest expense, and fair value adjustments, net	(2,902)	16,514	(13,176)	44,410
Total revenue	127,630	257,291	255,424	470,662
Operating expenses:
Sales and marketing	32,958	73,105	68,108	132,075
Customer operations	38,684	46,246	78,092	86,747
Engineering and product development	58,453	68,825	121,544	126,663
General, administrative, and other	53,021	64,573	110,634	125,131
Total operating expenses	183,116	252,749	378,378	470,616
Income (loss) from operations	(55,486)	4,542	(122,954)	46
Other income, net	1,031	1,114	3,915	3,192
Net income (loss) before income taxes	(54,455)	5,656	(119,039)	3,238
Provision for income taxes	15	49	29	78
Net income (loss)	$(54,470)	$5,607	$(119,068)	$3,160

Net income (loss) per share, basic	$(0.62)	$0.06	$(1.36)	$0.03
Net income (loss) per share, diluted	$(0.62)	$0.05	$(1.36)	$0.03
Weighted-average number of shares outstanding used in computing net income (loss) per share, basic	88,435,893	95,526,364	87,733,294	94,903,909
Weighted-average number of shares outstanding used in computing net income (loss) per share, diluted	88,435,893	102,852,284	87,733,294	103,177,583
____________
(1)Balances for the three and six months ended June 30, 2024 and 2025 include amounts related to the consolidated securitization. Refer to “Note 2. Revenue” for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2024	87,805,393	$9	$959,963	$(347,174)	$612,798
Issuance of common stock upon exercise of stock options	269,134	—	1,015	—	1,015
Issuance of common stock upon settlement of restricted stock units	1,009,681	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(28)	—	(1)	—	(1)
Stock-based compensation expense	—	—	35,368	—	35,368
Net loss	—	—	—	(54,470)	(54,470)
Balance as of June 30, 2024	89,084,180	$9	$996,345	$(401,644)	$594,710

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	86,330,303	$9	$917,872	$(282,576)	$635,305
Issuance of common stock upon exercise of stock options	621,102	—	2,219	—	2,219
Issuance of common stock upon settlement of restricted stock units	1,934,708	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(66)	—	(2)	—	(2)
Stock-based compensation expense	—	—	71,691	—	71,691
Issuance of common stock under employee stock purchase plan	198,133	—	4,565	—	4,565
Net loss	—	—	—	(119,068)	(119,068)
Balance as of June 30, 2024	89,084,180	$9	$996,345	$(401,644)	$594,710

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2025	95,071,582	$10	$1,090,236	$(413,604)	$676,642
Issuance of common stock upon exercise of stock options	282,825	—	1,657	—	1,657
Issuance of common stock upon settlement of restricted stock units	736,973	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(37)	—	(2)	—	(2)
Stock-based compensation expense	—	—	38,106	—	38,106
Net income	—	—	—	5,607	5,607
Balance as of June 30, 2025	96,091,343	$10	$1,129,997	$(407,997)	$722,010

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	93,469,721	$9	$1,044,366	$(411,157)	$633,218
Issuance of common stock upon exercise of stock options	944,442	1	9,865	—	9,866
Issuance of common stock upon settlement of restricted stock units	1,526,427	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(100)	—	(7)	—	(7)
Stock-based compensation expense	—	—	71,081	—	71,081
Issuance of common stock under employee stock purchase plan	150,853	—	4,692	—	4,692
Net income	—	—	—	3,160	3,160
Balance as of June 30, 2025	96,091,343	$10	$1,129,997	$(407,997)	$722,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2025
Cash flows from operating activities
Net income (loss)	$(119,068)	$3,160
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of loans	103,778	(21,064)
Change in fair value of servicing assets	8,201	8,640
Change in fair value of servicing liabilities	(817)	(623)
Change in fair value of beneficial interest assets	(1,067)	(23,484)
Change in fair value of beneficial interest liabilities	9,344	12,107
Change in fair value of other financial instruments	(4,316)	(2,384)
Stock-based compensation	69,986	65,342
Gain on loan servicing rights, net	(5,897)	(12,451)
Depreciation and amortization	10,460	12,243
Loan premium amortization	(6,084)	(19,176)
Non-cash interest expense and other	1,541	3,003
Net changes in operating assets and liabilities:
Purchases of loans held-for-sale	(1,570,013)	(3,969,799)
Proceeds from sale of loans held-for-sale	1,491,994	3,723,733
Principal payments received for loans held-for-sale	115,335	83,138
Principal payments received for loans held by consolidated securitization	24,714	19,933
Settlements of beneficial interest liabilities	(2,367)	(11,664)
Proceeds from beneficial interest assets (derivatives)	—	806
Settlements of beneficial interest assets (derivatives)	—	(1,023)
Other assets	5,722	4,064
Operating lease liability and right-of-use asset	(400)	(610)
Accrued expenses and other liabilities	(13,129)	(7,539)
Net cash provided by (used in) operating activities	117,917	(133,648)

Cash flows from investing activities
Purchases and originations of loans held-for-investment	(110,941)	(377,940)
Proceeds from sale of loans held-for-investment	—	20,247
Principal payments received for loans held-for-investment	60,207	129,941
Principal payments received for notes receivable and repayments of residual certificates	2,681	6,521
Acquisition of beneficial interest assets	(63,246)	(305)
Proceeds from beneficial interest assets (hybrid instruments)	1,729	44,929
Settlements of beneficial interest assets (hybrid instruments)	—	(1,271)
Purchases of property and equipment	(721)	(115)
Capitalized software costs	(3,356)	(10,410)
Net cash used in investing activities	(113,647)	(188,403)

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2025
Cash flows from financing activities
Proceeds from borrowings	247,510	176,356
Payment of debt issuance costs to third party	—	(443)
Repayments of borrowings	(154,999)	(152,691)
Principal payments made on securitization notes	(28,446)	(22,021)
Payable to investors	17,714	31,496
Proceeds from issuance of common stock under employee stock purchase plan	4,565	4,692
Proceeds from exercise of stock options	2,219	9,866
Taxes paid related to net share settlement of equity awards	(2)	(7)
Net cash provided by financing activities	88,561	47,248
Change in cash, cash equivalents and restricted cash	92,831	(274,803)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	467,787	976,263
Cash, cash equivalents and restricted cash at end of period	$560,618	$701,460

Supplemental disclosures of cash flow information
Cash paid for interest	$24,510	$22,110
Cash paid for income taxes, net	213	550

Supplemental disclosures of non-cash investing and financing activities
Beneficial interests obtained in connection with loan sale	$13,555	$109,564
Issuance of line of credit receivable	8,261	49,839
Securities retained under unconsolidated securitization transactions	—	38,355
Capitalized stock-based compensation expense	1,705	5,739
Settlement of borrowings in connection with loan sale	221,749	—

The following presents cash, cash equivalents and restricted cash by category within the unaudited condensed consolidated balance sheets:

	December 31,	June 30,
	2024	2025
Cash and cash equivalents	$788,422	$395,940
Restricted cash	187,841	305,520
Total cash, cash equivalents and restricted cash	$976,263	$701,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 1.    Description of Business and Significant Accounting Policies
Description of Business

Upstart Holdings, Inc. and its subsidiaries (together “Upstart,” the “Company,” “we,” or “our”) apply artificial intelligence models and cloud applications to the process of underwriting consumer credit. The Company helps originate credit by providing lending partners with access to a proprietary, cloud-based, artificial intelligence lending marketplace. As the Company’s technology continues to improve and additional lending partners adopt the Upstart platform, consumers benefit from improved access to affordable and frictionless credit. The Company currently operates in the United States and is headquartered in San Mateo, California. The Company’s fiscal year ends on December 31.
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items where the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate. In addition, entities are required to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of these amendments to its condensed consolidated financial statements and related disclosures and plans to include the additional required disclosures relating to income taxes beginning in our Annual Report on Form 10-K for the fiscal year ending December 31, 2025.

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

 2.    Revenue
Revenue from Fees, Net

The Company disaggregates revenue from fees by type of service for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Revenue from fees, net:
Platform and referral fees, net	$98,595	$202,845	$202,454	$353,820
Servicing and other fees, net	31,937	37,932	66,146	72,432
Total revenue from fees, net	$130,532	$240,777	$268,600	$426,252
Platform and Referral Fees, Net

Lending Partners. The Company enters into contracts with its lending partner customers, to provide access to a cloud-based artificial intelligence lending marketplace developed by the Company (the “Upstart platform”) to enable lending partners to originate unsecured personal and secured auto refinance loans. The Upstart platform includes a cloud-based application (through Upstart.com or a lending partner-branded program) for submitting loan

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

applications, verifying information provided within submitted applications, risk underwriting (through a series of proprietary technology solutions), delivery of electronic loan offers, and if the offer is accepted by the borrower, electronic loan documentation signed by the borrower. Lending partners can specify certain parameters of loans they are willing to originate. Under these contracts, lending partners can choose to use Upstart’s referral services, which allow them to access new borrowers through Upstart’s marketing channels.

After origination, Upstart-powered loans are either retained by lending partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans not retained by the lending partners, the Company pays the lending partners a one-time loan premium fee upon completion of the minimum contractual holding period and a monthly loan trailing fee based on the amount and timing of principal and interest payments made by the borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers, which are our lending partners, and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized an immaterial amount and $4.4 million of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net during the three and six months ended June 30, 2024, respectively, and an immaterial amount and $8.1 million during the three and six months ended June 30, 2025, respectively.

As of December 31, 2024 and June 30, 2025, the Company recognized $4.6 million and $5.0 million of loan trailing fee liability, respectively, which is recorded at fair value and included within accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets. Refer to “Note 5. Fair Value Measurement” for additional information on changes in fair value associated with trailing fee liabilities.

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

Platform and referral services are typically provided under a fixed or variable price per unit based on a percentage of the value of loans originated each period with certain lending partners subject to minimum fees; however, pricing for these services may also be based on usage fees, calculated as a percentage of each loan originated. The nature of the Company’s promise is to stand-ready and provide continuous access to and process transactions through the platform. Platform and referral fees represent variable consideration as loan origination volume is not known at contract inception. These fees are determined each time a loan is originated. Fees for platform and referral services are generally billed and paid on a monthly basis, or settled on a daily basis. As such, the Company’s contracts with customers do not include a significant financing component.

Auto Dealerships. The Company enters into subscription agreements with auto dealerships to access Upstart Auto Retail software, a cloud-based solution that facilitates dealership operations and enables them to provide consumers with access to Upstart-powered auto loans. Subscription agreements generally have a contractual term of one to six months with evergreen monthly renewals. The Company bills these customers on a monthly basis. Subscription fees are recognized over the contract term as the performance obligation is satisfied, and is included within platform and referral fees, net in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized an immaterial amount and $2.7 million of subscription fee revenue for the three and six months ended June 30, 2024, respectively, and an immaterial amount of subscription fee revenue for both the three and six months ended June 30, 2025.

The Company had $19.0 million and $20.9 million of accounts receivable, excluding those that are settled on a daily basis, that are included in other assets on the condensed consolidated balance sheets related to contracts with customers as of December 31, 2024 and June 30, 2025, respectively. The standard payment terms on accounts

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

receivable are 30 days. The Company’s allowance for bad debt and bad debt expense were immaterial for the periods presented.

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to employees in connection with the acquisition of lending partners. Capitalized costs are amortized over the expected period of benefit, which we have determined, based on an analysis, to be three years. The Company applies the practical expedient to expense costs to obtain contracts with customers if the amortization period is one year or less. As of December 31, 2024 and June 30, 2025, the Company had $2.5 million and an immaterial amount, respectively, of contract costs capitalized within other assets on the condensed consolidated balance sheets. The Company amortized immaterial amounts of capitalized contracts costs to sales and marketing in the condensed consolidated statements of operations and comprehensive income (loss) for the periods presented.

Customers accounting for greater than 10% of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Customer A	*	35%	*	31%
Customer B	25%	22%	25%	22%
Customer C	35%	10%	37%	*
Customer D	10%	*	10%	*
__________
* Less than 10%

Customers accounting for greater than 10% of accounts receivable were as follows:

	December 31,	June 30,
	2024	2025
Customer E	15%	23%

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

The following table presents the components of servicing and other fees, net as part of revenue from fees, net in the Company’s condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Servicing fees	$21,951	$23,426	$45,193	$46,238
Borrower fees	6,356	6,664	13,515	13,324
Collection agency fees	4,117	3,714	8,713	7,506
Other fees	115	833	213	931
Net gain (loss) on servicing rights and fair value adjustments	(602)	3,295	(1,488)	4,433
Total servicing and other fees, net	$31,937	$37,932	$66,146	$72,432
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

The following table presents components of the interest income, interest expense, and fair value adjustments, net presented in the Company’s condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Interest income(1)	$52,883	$45,623	$104,054	$86,191
Interest expense(1)	(11,470)	(7,772)	(22,184)	(14,792)
Fair value and other adjustments, net:
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net(1)	(31,949)	(18,878)	(61,542)	(40,204)
Realized gain (loss) on sale of loans, net	(4,511)	3,829	(11,615)	1,838
Fair value adjustments and realized gains (losses) on beneficial interests, net	(7,855)	(6,288)	(21,889)	11,377
Total fair value and other adjustments, net	(44,315)	(21,337)	(95,046)	(26,989)
Total interest income, interest expense, and fair value adjustments, net	$(2,902)	$16,514	$(13,176)	$44,410
__________
(1) Includes interest income, interest expense and unrealized loss on loans, loan charge-offs, and other fair value adjustments, net related to the consolidated securitization as follows:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Interest income, interest expense, and fair value adjustments, net related to consolidated securitization:
Interest income	$7,714	$4,465	$16,338	$9,577
Interest expense	(2,514)	(1,668)	(5,274)	(3,517)
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net	(9,266)	(3,238)	(19,917)	(7,018)
Total interest income, interest expense, and fair value adjustments, net	$(4,066)	$(441)	$(8,853)	$(958)
Interest Income

Interest income is recognized based on the terms of the underlying agreements with borrowers for loans and line of credit receivable held on the Company’s condensed consolidated balance sheets and is earned over the life of a loan or a line of credit receivable.

Interest income also includes accrued interest earned on outstanding loans and line of credit receivable but not collected. Generally, home equity lines of credit (“HELOCs”) that have reached a delinquency over 180 days and all other loans and line of credit receivable that have reached a delinquency over 120 days are charged off and do not accrue interest. The Company does not record an allowance for credit losses on accrued interest receivable. As of both December 31, 2024 and June 30, 2025, the Company has recorded $8.2 million of accrued interest income in loans on the condensed consolidated balance sheets. Accrued interest income on the line of credit receivable was immaterial as of both December 31, 2024 and June 30, 2025.
Interest Expense

Interest expense is primarily related to interest recorded on the Company’s borrowings on warehouse credit facilities and interest expense related to the consolidated securitization. Interest expense includes accrued interest incurred but not paid. Interest expense also includes changes in fair value of the interest rate caps. Accrued interest expenses for the warehouses were immaterial as of December 31, 2024 and June 30, 2025.
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

Fair value and other adjustments, net also includes amounts received from borrowers for previously charged-off loans held on the Company’s condensed consolidated balance sheets. These amounts are recognized in the period when amounts are received. Amounts received from borrowers for previously charged-off loans were $3.8 million and $7.1 million for the three and six months ended June 30, 2024, respectively, and were immaterial and $8.5 million for the three and six months ended June 30, 2025, respectively.

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

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

	December 31, 2024
	Assets	Liabilities	Net Assets
Consolidated securitization	$109,739	$87,322	$22,417
Consolidated warehouse entities	430,887	196,982	233,905
Other consolidated VIEs	271,483	3,270	268,213
Total consolidated VIEs	$812,109	$287,574	$524,535

	June 30, 2025
	Assets	Liabilities	Net Assets
Consolidated securitization	$81,192	$65,153	$16,039
Consolidated warehouse entities	296,790	190,716	106,074
Other consolidated VIEs	598,178	3,227	594,951
Total consolidated VIEs	$976,160	$259,096	$717,064
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

The following tables summarize the aggregate value of assets and liabilities of unconsolidated VIEs associated with securitizations in which the Company holds a variable interest but is not the primary beneficiary:

	December 31, 2024
	Assets(1)	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$507,666	$363,890	$143,776	$25,774
_________
(1) Represents cash and the unpaid principal balance of loans held by the unconsolidated VIEs.

	June 30, 2025
	Assets(1)	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$1,153,835	$833,180	$320,655	$58,676
_________
(1) Represents cash and the unpaid principal balance of loans held by the unconsolidated VIEs.

The Company’s maximum exposure to loss from its involvement with unconsolidated VIEs represents the value of securities retained and cash deposits made under the risk retention requirements for the related securitizations and estimates the loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is remote. The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $22.1 million and $54.7 million of securitization notes and residual certificates that are carried at fair value and included in other assets on the condensed consolidated balance sheets as of December 31, 2024 and June 30, 2025, respectively. The Company also had $3.7 million and an immaterial amount of cash deposits held as reserve accounts for related securitizations, included in other assets on the condensed consolidated balance sheets as of December 31, 2024 and June 30, 2025.

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

	December 31, 2024		June 30, 2025
	Outstanding Principal Balance	Fair Value	Outstanding Principal Balance	Fair Value
Beneficial interest assets (hybrid instruments)	$2,214,535	$168,091	$2,876,992	$254,230
Beneficial interest assets (derivatives)	1,943,215	8,757	2,232,577	12,531
Total beneficial interest assets	$4,157,750	$176,848	$5,109,569	$266,761

Beneficial interest liabilities (derivatives)	$1,091,538	$10,089	$2,155,391	$10,532

The Company recognizes beneficial interests at fair value with changes reported as part of the fair value and other adjustments on the condensed consolidated statements of operations and comprehensive income (loss). The table below presents gains (losses) recognized on beneficial interests during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Fair value adjustments and realized gains (losses) on beneficial interests, net	$(8,176)	$(6,288)	$(22,210)	$11,377

The Company’s beneficial interests are associated with entities that meet the definition of a VIE or are evaluated under the voting interest model. The Company has variable interests in certain entities established in relation to its committed capital and co-investment arrangements, including purchaser trusts, which are unconsolidated VIEs. While the Company holds variable interests in these unconsolidated VIEs through committed capital and co-investment arrangements and as the servicer of the loans sold, the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance and has determined that it is not the primary beneficiary of these entities. The Company additionally holds loans as collateral in connection with committed capital and other co-investment arrangements in a consolidated VIE. Refer to “Note 3. Variable Interest Entities” for additional information. While held as collateral, these loans are ineligible to be sold and are classified as held-for-investment on the Company’s condensed consolidated balance sheets.

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

	December 31,	June 30,
	2024	2025
Cash and cash equivalents	$85,105	$97,598
Restricted cash	84,065	134,058
Beneficial interests	204,814	269,512
Other assets - Line of credit receivable(1)	54,780	104,618
Loans(1)	30,579	54,432
Total	$459,343	$660,218
__________
(1) Represents the unpaid principal balance

As of December 31, 2024 and June 30, 2025, $137.4 million and $187.2 million, respectively, of the Company’s cash was held by one of our institutional investors in the form of the line of credit receivable and part of the beneficial interest asset balance. We mitigate our risk exposure through corporate guarantees provided by the investor.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

5.     Fair Value Measurement

The following table presents assets and liabilities measured at fair value and categorized in accordance with the fair value hierarchy:

		December 31,	June 30,
	Level	2024	2025
Assets
Loans	3	$806,304	$1,019,504
Beneficial interest assets	3	176,848	266,761
Line of credit receivable	3	56,269	107,456
Loan servicing assets	3	27,439	32,443
Notes receivable and residual certificates	3	22,055	54,708
Interest rate caps(1)	2	1,864	493
Total assets		$1,090,779	$1,481,365
Liabilities
Payable to securitization note holders	3	$87,321	$65,152
Trailing fee liabilities	3	4,614	4,958
Beneficial interest liabilities	3	10,089	10,532
Loan servicing liabilities	3	1,180	1,750
Total liabilities		$103,204	$82,392
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents the fair value of classes of loans included in the Company’s condensed consolidated balance sheets as of December 31, 2024 and June 30, 2025:

	December 31,	June 30,
	2024	2025
Loans held-for-sale	$405,812	$445,787
Loans held-for-investment	297,543	497,867
Loans held in consolidated securitization	102,949	75,850
Total	$806,304	$1,019,504
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

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-investment and held-for-sale, excluding loans held in consolidated securitization:

	December 31, 2024			June 30, 2025
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	9.75%	22.37%	11.91%	5.22%	15.08%	9.78%
Credit risk rate	0.01%	93.12%	17.87%	0.01%	91.50%	13.50%
Prepayment rate	0.45%	89.07%	33.07%	0.45%	95.25%	34.76%
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

	December 31, 2024			June 30, 2025
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	5.96%	15.25%	9.59%	5.82%	15.25%	10.19%
Credit risk rate	0.67%	37.70%	15.66%	0.67%	37.70%	15.86%
Prepayment rate	6.73%	89.84%	41.51%	6.73%	89.84%	40.91%
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

Significant Recurring Level 3 Fair Value Input Sensitivity

The following table presents the sensitivity of the fair value of loans held-for-sale and held-for-investment, excluding the loans in consolidated securitization, to adverse changes in key assumptions used in the valuation model as of December 31, 2024 and June 30, 2025:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31,	June 30,
	2024	2025
Fair value of loans held-for-sale and held-for-investment	$703,355	$943,654
Discount rates
100 basis point increase	(9,048)	(11,755)
200 basis point increase	(17,881)	(23,060)
Expected credit loss rates on underlying loans
10% adverse change	(9,135)	(9,675)
20% adverse change	(18,129)	(19,001)
Expected prepayment rates
10% adverse change	(1,899)	*
20% adverse change	(3,783)	*
_________
* Immaterial

The table below presents the fair value sensitivity of loans in consolidated securitization to adverse changes in key assumptions. The fair value of loans in consolidated securitization is not sensitive to adverse changes in discount rates and prepayment rates as such changes do not result in a material impact on the fair value as of December 31, 2024 and June 30, 2025.

	December 31,	June 30,
	2024	2025
Fair value of loans held in consolidated securitization	$102,949	$75,850
Expected credit loss rates on underlying loans
10% adverse change	(1,799)	*
20% adverse change	(3,577)	*
_________
* Immaterial

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Rollforward of Level 3 Fair Values

The following tables include a rollforward of the loans classified within Level 3 of the fair value hierarchy:

	Loans Held-for-Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at March 31, 2024	$763,314	$160,229	$157,322	$1,080,865
Reclassification of loans(1)	(3,189)	3,189		—
Purchases and originations of loans(1)	504,582	64,789	—	569,371
Sale of loans(1)	(672,325)	—	—	(672,325)
Purchase of loans for immediate resale(1)	268,888	—	—	268,888
Immediate resale of loans(1)	(268,888)	—	—	(268,888)
Repayments received(1)	(64,665)	(30,794)	(12,376)	(107,835)
Charge-offs and changes in fair value recorded in earnings	(26,433)	(13,342)	(9,826)	(49,601)
Other changes	(3,362)	3,515	—	153
Fair value at June 30, 2024	$497,922	$187,586	$135,120	$820,628
_________
(1)    Represents the principal balance.

	Loans Held-for-Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2023	$830,574	$146,768	$179,071	$1,156,413
Reclassification of loans(1)	(3,189)	3,189	—	—
Purchases and originations of loans(1)(2)	1,083,668	110,941	—	1,194,609
Sale of loans(1)	(1,235,663)	—	—	(1,235,663)
Purchase of loans for immediate resale(1)	486,345	—	—	486,345
Immediate resale of loans(1)	(486,345)	—	—	(486,345)
Repayments received(1)	(119,973)	(55,569)	(24,714)	(200,256)
Charge-offs and changes in fair value recorded in earnings	(52,673)	(23,603)	(19,237)	(95,513)
Other changes	(4,822)	5,860	—	1,038
Fair value at June 30, 2024	$497,922	$187,586	$135,120	$820,628
_________
(1)    Represents the principal balance.
(2)    Purchase activity includes an immaterial unpaid principal balance related to securitization clean-up calls during the six months ended June 30, 2024.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for-Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at March 31, 2025	$347,749	$378,012	$88,916	$814,677
Purchases and originations of loans (1)	701,155	228,015	—	929,170
Sale of loans(1)	(548,007)	(18,070)	—	(566,077)
Purchase of loans for immediate resale(1)	1,933,901	—	—	1,933,901
Immediate resale of loans(1)	(1,933,901)	—	—	(1,933,901)
Repayments received(1)	(46,398)	(71,013)	(9,652)	(127,063)
Charge-offs and changes in fair value recorded in earnings	(8,961)	(30,429)	(3,414)	(42,804)
Other changes	249	11,352	—	11,601
Fair value at June 30, 2025	$445,787	$497,867	$75,850	$1,019,504
_________
(1)    Represents the principal balance.

	Loans Held-for-Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2024	$405,812	$297,543	$102,949	$806,304
Purchases and originations of loans (1)	1,271,809	377,898	—	1,649,707
Sale of loans(1)	(1,119,703)	(19,688)	—	(1,139,391)
Purchase of loans for immediate resale(1)	2,708,533	—	—	2,708,533
Immediate resale of loans(1)	(2,708,533)	—	—	(2,708,533)
Repayments received(1)	(86,302)	(126,778)	(19,932)	(233,012)
Charge-offs and changes in fair value recorded in earnings	(24,683)	(51,402)	(7,167)	(83,252)
Other changes	(1,146)	20,294	—	19,148
Fair value at June 30, 2025	$445,787	$497,867	$75,850	$1,019,504
_________
(1)    Represents the principal balance.

The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the condensed consolidated balance sheets:

	Loans		Loans > 90 Days Past Due
	December 31,	June 30,	December 31,	June 30,
	2024	2025	2024	2025
Outstanding principal balance	$858,440	$1,086,542	$11,236	$9,067
Net fair value and accrued interest adjustments	(52,136)	(67,038)	(9,638)	(6,500)
Fair value(1)(2)	$806,304	$1,019,504	$1,598	$2,567
_________
(1)     Includes $285.5 million and $378.6 million of auto loans at fair value as of December 31, 2024 and June 30, 2025, respectively, of which an immaterial amount are 90 days or more past due as of December 31, 2024 and June 30, 2025. Also includes $54.3 million and $132.9 million of HELOCs at fair value as of December 31, 2024 and June 30, 2025, respectively, of which immaterial amounts are 90 days or more past due as of December 31, 2024 and June 30, 2025, respectively.
(2)     The fair value of loans in nonaccrual status was immaterial as of December 31, 2024 and June 30, 2025.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Line of Credit Receivable

In connection with one of its committed capital and other co-investment arrangements, the Company issued a revolving line of credit receivable to a third-party, which is classified as held-for-investment and presented within other assets on the Company’s condensed consolidated balance sheets. The fair value of the line of credit receivable as of December 31, 2024 and June 30, 2025 was $56.3 million and $107.5 million, respectively.
Valuation Methodology
The line of credit receivable is measured at estimated fair value using a discounted cash flow model. The model is based on the expected monthly outstanding balance of the line of credit receivable over the life of the agreement and considers the present creditworthiness of the counterparty and the difference between the current interest rate and the stated interest rate. Cash flows are discounted using an estimate of market rates of return. The fair value of the line of credit receivable also includes accrued interest.
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements related to the line of credit receivable:

	December 31, 2024			June 30, 2025
	Minimum	Maximum	Weighted-Average	Minimum	Maximum	Weighted-Average
Discount rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

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

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of the line of credit receivable to adverse changes in key assumptions do not result in a material impact to the fair value of the line of credit receivable as of December 31, 2024 and June 30, 2025.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the line of credit receivable classified by the Company within Level 3 of the fair value hierarchy:

Line of Credit Receivable
Fair value at March 31, 2024	$—
Issuances	8,261
Changes in fair value recorded in earnings	44
Fair value at June 30, 2024	$8,305

Line of Credit Receivable
Fair value at December 31, 2023	$—
Issuances	8,261
Changes in fair value recorded in earnings	44
Fair value at June 30, 2024	$8,305

Line of Credit Receivable
Fair value at March 31, 2025	$81,780
Issuances	24,983
Changes in fair value recorded in earnings	563
Changes in accrued interest	130
Fair value at June 30, 2025	$107,456

Line of Credit Receivable
Fair value at December 31, 2024	$56,269
Issuances	49,839
Changes in fair value recorded in earnings	1,063
Changes in accrued interest	285
Fair value at June 30, 2025	$107,456

Assets and Liabilities related to Securitization Transactions

As of December 31, 2024 and June 30, 2025, the Company held notes receivable and residual certificates with an aggregate fair value of $22.1 million and $54.7 million, respectively, within other assets on the Company’s condensed consolidated balance sheets. The balances consist of securitization notes and residual certificates retained from unconsolidated securitization transactions. As of June 30, 2025, the fair value of securitization notes the Company pledged as collateral in connection with the Company’s risk retention financing facility was $29.9 million, refer to “Note 8. Borrowings” for further information. As of December 31, 2024, no securitization notes were pledged as collateral.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

As of December 31, 2024 and June 30, 2025, the Company recognized payables to securitization note holders of $87.3 million and $65.2 million at fair value, respectively. The balance represents the value of the securitization notes issued and owned by third-party investors in connection with UPST 2023-2. The value of the UPST 2023-2 securitization notes and residual certificates retained by the Company is eliminated in the consolidation process.
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

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements related to note receivable, residual certificates, and payable to securitization note holders:

	December 31, 2024			June 30, 2025
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Notes receivable and residual certificates
Discount rate	9.60%	22.37%	12.59%	6.72%	13.08%	11.84%
Credit risk rate	0.54%	50.28%	19.00%	0.43%	50.28%	20.41%
Prepayment rate	4.61%	94.53%	35.72%	4.11%	95.77%	32.44%
Payable to securitization note holders
Discount rate	5.96%	10.98%	8.52%	5.82%	10.81%	9.29%
Credit risk rate	0.67%	37.70%	15.66%	0.67%	37.70%	15.86%
Prepayment rate	6.73%	89.84%	41.51%	6.73%	89.84%	40.91%
_________
(1)Unobservable inputs were weighted by relative fair value.

Significant Recurring Level 3 Fair Value Input Sensitivity

Notes Receivable and Residual Certificates

Adverse changes in discount rates, credit risk rates, or prepayment rates do not result in a material impact to the fair value of notes receivable and residual certificates as of December 31, 2024 and June 30, 2025.

Payable to Securitization Note Holders

Adverse changes in discount rates, credit risk rates, and expected prepayment rates do not result in a material impact to the fair value of payable to securitization note holders as of December 31, 2024 and June 30, 2025.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Rollforward of Level 3 Fair Values

The following tables include a rollforward of the notes receivable and residual certificates and payables to securitization note holders related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy:

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at March 31, 2024	$13,376	$129,092
Repayments and settlements	(1,456)	(14,882)
Changes in fair value recorded in earnings	(278)	(558)
Fair value at June 30, 2024	$11,642	$113,652

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2023	$14,847	$141,416
Repayments and settlements	(2,681)	(28,446)
Changes in fair value recorded in earnings	(524)	682
Fair value at June 30, 2024	$11,642	$113,652

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at March 31, 2025	$19,471	$75,904
Additions	38,355	—
Repayments and settlements	(3,836)	(10,577)
Changes in fair value recorded in earnings	718	(175)
Fair value at June 30, 2025	$54,708	$65,152

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2024	$22,055	$87,321
Additions	38,355	—
Repayments and settlements	(6,521)	(22,021)
Changes in fair value recorded in earnings	819	(148)
Fair value at June 30, 2025	$54,708	$65,152

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Loan Servicing Assets and Liabilities
As of December 31, 2024 and June 30, 2025, the Company’s loan servicing assets had a fair value of $27.4 million and $32.4 million, respectively, recorded within other assets on the condensed consolidated balance sheets. As of December 31, 2024 and June 30, 2025, the Company’s loan servicing liabilities had a fair value of $1.2 million and $1.8 million, respectively, recorded within accrued expenses and other liabilities on the condensed consolidated balance sheets.
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2024			June 30, 2025
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	13.00%	20.00%	17.14%	13.00%	20.00%	17.27%
Credit risk rate	0.08%	61.96%	16.05%	0.09%	61.96%	16.61%
Market-servicing rate (2)(3)	0.62%	3.70%	0.62%	0.62%	3.70%	0.62%
Prepayment rate	2.17%	96.90%	36.43%	2.59%	96.90%	35.52%
_________
(1)Unobservable inputs were weighted by relative fair value.
(2)Excludes ancillary fees that would be passed on to a third-party servicer.
(3)Expressed as a percentage of the outstanding principal balance for auto loans of 3.70% as of both December 31, 2024 and June 30, 2025, and 0.62% for personal loans as of both December 31, 2024 and June 30, 2025.

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
Significant Recurring Level 3 Fair Value Input Sensitivity

The table below presents the fair value sensitivity of loan servicing assets to adverse changes in key assumptions. The fair value of loan servicing assets and liabilities is not sensitive to adverse changes in discount rates and prepayment rates as such changes do not result in a material impact on the fair value as of December 31, 2024 and June 30, 2025. Adverse changes in market-servicing rates do not result in a material impact to the fair value of loan servicing liabilities as of December 31, 2024 and June 30, 2025.

	December 31,	June 30,
	2024	2025
Fair value of loan servicing assets	$27,439	$32,443
Expected market-servicing rates
10% market-servicing rates increase	(6,931)	(7,538)
20% market-servicing rates increase	(14,098)	(15,074)

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at March 31, 2025	$28,886	$1,487
Sale of loans	8,107	601
Changes in fair value recorded in earnings	(4,550)	(338)
Fair value at June 30, 2025	$32,443	$1,750

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2024	$27,439	$1,180
Sale of loans	13,644	1,193
Changes in fair value recorded in earnings	(8,640)	(623)
Fair value at June 30, 2025	$32,443	$1,750
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

As of December 31, 2024 and June 30, 2025, the fair value of the beneficial interest assets related to these arrangements was $176.8 million and $266.8 million, respectively. As of the same dates, the fair value of the beneficial interest liabilities was $10.1 million and $10.5 million, respectively.
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s fair value measurements of beneficial interests as of December 31, 2024 and June 30, 2025:

	December 31, 2024			June 30, 2025
	Minimum	Maximum	Weighted-Average(1)	Minimum	Maximum	Weighted-Average(1)
Beneficial interest assets
Discount rate	6.75%	13.75%	13.53%	6.75%	13.75%	13.38%
Credit risk rate spread(2)	(4.00)%	12.60%	1.32%	(6.65)%	9.40%	0.71%
Beneficial interest liabilities
Discount rate	13.75%	13.75%	13.75%	13.75%	13.75%	13.75%
Credit risk rate spread(2)	(0.24)%	18.68%	9.78%	(3.29)%	7.90%	2.67%
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

Credit risk rate spreads–Credit risk rate spreads are the measurement of estimated credit performance of underlying loan portfolios as of the reporting date in comparison to the Company’s estimates at the time of origination or sale of loans under these arrangements (“initial expectation”). More specifically, credit risk rate spreads are the Company’s estimated difference between the initial expectation of the cumulative principal of a loan portfolio, net of average recoveries, that is estimated to not be repaid over the life of a beneficial interest (“cumulative net loss”) and the same estimate as of the reporting date. A positive credit risk rate spread indicates that the currently estimated cumulative net loss is higher than initially estimated for a particular portfolio. A negative credit risk rate spread indicates the opposite – the currently estimated cumulative net loss is lower than the initial expectation. Credit risk rate spreads are expressed as a percentage of the initial expectation of the cumulative total net losses. The difference between initially expected and currently estimated cumulative net losses impacts the amount and the timing of cash flows the Company expects to receive on beneficial interest assets or to pay for beneficial interest liabilities.

The following table presents the sensitivity of beneficial interest assets and liabilities to adverse changes in key assumptions used in the valuation model as of December 31, 2024 and June 30, 2025. Adverse changes in discount rates do not result in a material impact to the fair value of beneficial interest liabilities as of December 31, 2024 and June 30, 2025.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Significant Recurring Level 3 Fair Value Input Sensitivity

	December 31,	June 30,
	2024	2025
Fair value of beneficial interest assets	$176,848	$266,761
Discount rate
100 basis point increase	(3,247)	(3,840)
200 basis point increase	(6,384)	(7,559)
Expected credit risk rate spreads on underlying loans
10% adverse change	(44,356)	(58,065)
20% adverse change	(89,605)	(115,145)

Fair value of beneficial interest liabilities	$10,089	$10,532
Expected credit risk rate spreads on underlying loans
10% adverse change	4,720	23,371
20% adverse change	10,259	46,370
Rollforward of Level 3 Fair Values

The following tables presents a rollforward of beneficial interest assets and liabilities:

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at March 31, 2024	$62,214	$8,485
Acquisition of beneficial interests	41,124	—
Settlement of beneficial interests	(1,729)	(1,658)
Changes in fair value recorded in earnings	(3,805)	4,371
Fair value at June 30, 2024	$97,804	$11,198

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at December 31, 2023	$41,012	$4,221
Acquisition of beneficial interests	71,400	—
Settlement of beneficial interests	(1,729)	(2,367)
Changes in fair value recorded in earnings	(12,879)	9,344
Fair value at June 30, 2024	$97,804	$11,198

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at March 31, 2025	$216,578	$4,032
Acquisition of beneficial interests	71,432	—
Settlement of beneficial interests, net	(27,133)	(5,672)
Changes in fair value recorded in earnings	5,884	12,172
Fair value at June 30, 2025	$266,761	$10,532

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at December 31, 2024	$176,848	$10,089
Acquisition of beneficial interests	109,870	—
Settlement of beneficial interests, net	(43,441)	(11,664)
Changes in fair value recorded in earnings	23,484	12,107
Fair value at June 30, 2025	$266,761	$10,532

Trailing Fee Liabilities

The Company pays certain bank partners monthly trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. The Company held trailing fee liabilities of $4.6 million and $5.0 million as of December 31, 2024 and June 30, 2025, respectively.

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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for trailing fee liabilities:

	December 31, 2024			June 30, 2025
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	9.55%	22.37%	12.54%	5.22%	15.08%	11.34%
Credit risk rate	0.02%	88.53%	18.97%	0.03%	67.59%	19.33%
Prepayment rate	1.51%	95.80%	35.50%	1.52%	95.96%	34.34%
_________
(1) Unobservable inputs were weighted by relative fair value.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of trailing fee liabilities to adverse changes in key assumptions do not result in a material impact to the fair value of trailing fee liabilities as of December 31, 2024 and June 30, 2025.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of trailing fee liabilities classified by the Company within Level 3 of the fair value hierarchy:

Trailing Fee Liabilities
Fair value at March 31, 2024	$4,244
Issuances	573
Repayments and settlements	(648)
Changes in fair value recorded in earnings	73
Fair value at June 30, 2024	$4,242

Trailing Fee Liabilities
Fair value at December 31, 2023	$4,251
Issuances	1,189
Repayments and settlements	(1,311)
Changes in fair value recorded in earnings	113
Fair value at June 30, 2024	$4,242

Trailing Fee Liabilities
Fair value at March 31, 2025	$4,574
Issuances	1,086
Repayments and settlements	(733)
Changes in fair value recorded in earnings	31
Fair value at June 30, 2025	$4,958

Trailing Fee Liabilities
Fair value at December 31, 2024	$4,614
Issuances	1,786
Repayments and settlements	(1,336)
Changes in fair value recorded in earnings	(106)
Fair value at June 30, 2025	$4,958

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 6.    Goodwill and Intangible Assets
Goodwill

During the six months ended June 30, 2024 and 2025, there were no changes in the carrying amount of goodwill of $67.1 million on the Company’s condensed consolidated balance sheets.
Intangible Assets

Acquired intangible assets subject to amortization consist of customer relationships, and are recorded net of amortization and included within other assets on the condensed consolidated balance sheets. The gross and net carrying values and accumulated amortization are as follows:

	December 31, 2024			June 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$13,700	$(4,281)	$9,419	$13,700	$(4,852)	$8,848

Amortization expense was immaterial for the three and six months ended June 30, 2024 and 2025.

Expected future amortization expense for intangible assets is as follows:

June 30, 2025
Remaining 2025	$571
2026	1,142
2027	1,142
2028	1,142
2029	1,142
Thereafter	3,709
Total	$8,848

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 7.    Balance Sheet Components
Other Assets

Other assets consisted of the following:

	December 31, 2024	June 30, 2025
Line of credit receivable (at fair value)(1)	$56,269	$107,456
Notes receivable and residual certificates (at fair value)(1)(3)	22,055	54,708
Receivables	48,233	44,682
Loan servicing assets (at fair value)(1)	27,439	32,443
Prepaid expenses	28,830	26,950
Other assets	19,321	20,554
Intangible assets, net(2)	9,431	8,860
Deposits	5,185	4,616
Total other assets	$216,763	$300,269
_________
(1)Refer to “Note 5. Fair Value Measurement” for further information.
(2)Refer to “Note 6. Goodwill and Intangible Assets” for further information.
(3)Refer to “Note 8. Borrowings” for further information on securitization notes pledged as collateral as part of the risk retention financing facility.

Receivables represent amounts recognized as revenue but not yet collected in relation to servicing and other agreements with institutional investors and lending partners.
Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

	December 31, 2024	June 30, 2025
Internally developed software	$68,481	$84,630
Leasehold improvements	15,069	15,138
Computer and networking equipment	6,069	6,115
Furniture and fixtures	4,795	4,795
Total property, equipment, and software	94,414	110,678
Accumulated depreciation and amortization	(55,401)	(66,736)
Total property, equipment, and software, net	$39,013	$43,942

For the three and six months ended June 30, 2024, depreciation and amortization expense on property, equipment, and software was $4.5 million and $9.1 million, respectively and $5.6 million and $11.7 million for the three and six months ended June 30, 2025, respectively.

Capitalized internally developed software balances, net of accumulated amortization, were $31.0 million and $37.4 million as of December 31, 2024 and June 30, 2025, respectively. The Company recognized immaterial impairment charges to internally developed software during the three and six months ended June 30, 2024 and 2025.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31, 2024	June 30, 2025
Accrued expenses	$37,781	$40,394
Accrued payroll	64,514	34,081
Accounts payable	12,381	28,765
Beneficial interest liabilities (at fair value)	10,089	10,532
Other liabilities	3,241	6,245
Trailing fee liability (at fair value)	4,614	4,958
Loan servicing liabilities (at fair value)	1,180	1,750
Total accrued expenses and other liabilities	$133,800	$126,725

 8.    Borrowings

The following table presents the aggregate principal outstanding of all borrowings that are included in the condensed consolidated balance sheets:

	December 31, 2024	June 30, 2025
Warehouse credit facilities	$195,605	$189,539
Risk retention financing facility	—	29,731
Convertible senior notes	1,230,379	1,230,379
Total payments due	1,425,984	1,449,649
Unamortized debt discount	(23,816)	(21,170)
Total borrowings	$1,402,168	$1,428,479
The following table summarizes the aggregate amount of maturities of all borrowings:

June 30, 2025
Remaining 2025	$—
2026	299,129
2027	—
2028	189,539
2029	431,250
2030	500,000
Thereafter	29,731
Total	$1,449,649

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Warehouse Credit Facilities
The following table presents the details of the Company’s revolving warehouse credit facilities:

				December 31, 2024		June 30, 2025
	Stated Interest Rate(1)	Termination and Maturity(2)	Total Borrowing Capacity(3)	Collateral(4)	Outstanding Borrowings	Collateral(4)	Outstanding Borrowings
Upstart Auto Warehouse Trust	Benchmark rate + 3.0%	April 2025	$—	$167,166	$23,228	$—	$—
Upstart Auto Warehouse Trust 2	Benchmark rate + 0% - 4.0%	August 2025 - August 2026	50,000	19,396	11,353	11	—
Upstart Loan Trust	Benchmark rate + 2.4% - 3.8%	June 2027 - June 2028	325,000	74,541	34,217	181,728	115,232
Upstart Small Dollar Loan Trust	Benchmark rate + 5.5%	June 2027 - June 2028	100,000	108,980	61,807	134,723	74,307
Upstart High Yield Loan Trust	Benchmark rate + 2.8%	December 2025 - December 2026	150,000	87,493	65,000	7	—
Total			$625,000	$457,576	$195,605	$316,469	$189,539
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
(3)Total capacity is as of June 30, 2025. All amounts are committed, except for Upstart High Yield Loan Trust of $150.0 million, Upstart Small Dollar Loan Trust of $100.0 million and Upstart Loan Trust for which $150.0 million of the $325.0 million total capacity is uncommitted. As of June 30, 2025, the Upstart Auto Warehouse Trust facility has been terminated.
(4)Represents the aggregate restricted cash and unpaid principal balance of loans pledged as collateral.

On June 14, 2024, Upstart Auto Warehouse Trust began its amortization period and on April 15, 2025, the facility was fully amortized and repaid in line with expectations. Following the full amortization and repayment, the Company terminated the facility.

On June 27, 2025, Upstart Auto Warehouse Trust 2 and Upstart Loan Trust amended their respective credit agreements to extend the maturity dates to August 8, 2026 and June 15, 2028, respectively. Additionally, the applicable margin on borrowing during the revolving period for Upstart Loan Trust was reduced to 2.4% from 2.8%. All other key terms of the agreements remain the same.

The Company’s warehouse credit facilities contain certain financial covenants. As of June 30, 2025, the Company was in breach of a certain covenant under the Upstart Small Dollar Loan Trust for the June 2025 reporting period. Subsequent to June 30, 2025, the Company obtained a waiver with respect to the identified breach and was in compliance with all covenants related to the Upstart Small Dollar Loan Trust effective July 14, 2025. As of

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

June 30, 2025, the Company was in compliance with all other applicable covenants under its warehouse credit facilities.

Risk Retention Financing Facility

In June 2025, the Company entered into a $100.0 million risk retention financing facility to finance certain securitization notes it retained in a capacity of the risk retention sponsor under applicable risk retention regulations. Under this facility, the Company pledged the securitization notes as collateral. The facility’s maturity aligns with the stated maturities of the underlying notes, which range from 2033 to 2035. The facility is accounted for as a secured borrowing.

As of June 30, 2025, the outstanding balance of the facility was $29.7 million, presented within borrowings on the condensed consolidated balance sheets, and the fair value of the securitization notes pledged was $29.9 million, which is presented within other assets on the condensed consolidated balance sheets. The financing bears interest at the weighted-average coupon of the pledged securities plus a 0.40% spread.

Pledged collateral levels are monitored and maintained at an agreed-upon percentage of the outstanding borrowings during the life of the borrowing. In the event of a decline in the fair value of the pledged collateral, the Company may be required to transfer cash or pledge additional securities under this facility.

Convertible Senior Notes

In August 2021, the Company issued $661.3 million in aggregate principal amount of 0.25% convertible senior notes due 2026 (the “2026 Notes”). In September 2024, the Company issued $431.3 million in aggregate principal amount of 2.00% convertible senior notes due 2029 (the “2029 Notes”). In November 2024, the Company issued $500.0 million in aggregate principal amount of 1.00% convertible senior notes due 2030 (the “2030 Notes,” together with the “2029 Notes” and 2026 Notes, the “Notes”). Concurrently with the issuance of the 2029 Notes, the Company used approximately $302.4 million of the proceeds to repurchase approximately $334.2 million in aggregate principal amount of the outstanding 2026 Notes in individually negotiated transactions. The Company additionally repurchased approximately $27.9 million of the outstanding 2026 Notes during the third quarter of 2024 through open market purchases.

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

Each series of Notes is governed by its respective indenture (each, an “Indenture”), and represents senior unsecured obligations of the Company. The 2026 Notes mature on August 15, 2026, the 2029 Notes mature on October 1, 2029, and the 2030 Notes, mature on November 15, 2030 unless such Notes are earlier converted, redeemed, or repurchased in accordance with their terms. The Company may redeem for cash all or any portion of the Notes, at its option, on or after August 20, 2024, in the case of the 2026 Notes, on or after October 6, 2027, in the case of the 2029 Notes, and on or after November 20, 2027, in the case of the 2030 Notes, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the Notes of the applicable series then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption for the Notes of such series at a redemption price equal to 100% of the principal amount of the Notes of such series to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Company accounted for the issuance of each series of the Notes as a single liability at par as the conversion feature of each series of Notes does not require bifurcation as a derivative under ASC 815 and the Notes were not issued at a substantial premium. Debt issuance costs related to the 2026 Notes, 2029 Notes, and the 2030 Notes, totaled $15.7 million, $10.4 million, and $11.8 million respectively, which are amortized to interest expense under the effective interest method over the contractual term. The effective interest rate of the 2026 Notes, 2029 Notes, and 2030 Notes, is 0.7%, 2.5%, and 1.4% respectively. The Company recorded immaterial and $7.2 million coupon interest expense related to the Notes for the three and six months ended June 30, 2025, respectively, and immaterial amortization of debt issuance costs within other income, net on the condensed consolidated statements of operations and comprehensive income (loss) for all periods presented. Accrued interest expenses related to the Notes were $3.3 million and immaterial as of December 31, 2024 and June 30, 2025, respectively.

The following table presents the components of the Notes as of December 31, 2024 and June 30, 2025:

	December 31, 2024				June 30, 2025
	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Fair Value	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Fair Value
2026 Notes	$299,129	$(2,339)	$296,790	$272,727	$299,129	$(1,640)	$297,489	$285,668
2029 Notes	431,250	(9,932)	421,318	675,732	431,250	(8,936)	422,314	710,535
2030 Notes	500,000	(11,545)	488,455	488,015	500,000	(10,594)	489,406	518,640
Total	$1,230,379	$(23,816)	$1,206,563	$1,436,474	$1,230,379	$(21,170)	$1,209,209	$1,514,843

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table sets forth other key terms for the Capped Calls related to each series of Notes:

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

 9.    Stockholders' Equity
Common Stock Reserved for Future Issuance

In December 2020, the Company's amended and restated certificate of incorporation became effective, which authorizes the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share. Shares of common stock reserved for issuance, on an as-converted basis, are as follows:

	December 31, 2024	June 30, 2025
Options issued and outstanding	10,709,898	9,839,891
Restricted stock units outstanding	3,703,631	3,152,602
Shares available for future issuance under 2020 plan	7,669,374	11,290,010
Shares available for issuance under employee stock purchase plan	3,425,952	4,209,172
Total	25,508,855	28,491,675
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

The Company records share repurchases on the settlement date. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. The Company’s policy for share retirements is to allocate the excess between par value and the repurchase price, including costs and fees, to additional paid-in capital. During the six months ended June 30, 2025, the Company made no repurchases of common stock. As of June 30, 2025, $222.1 million remains available for future purchases of our common stock under the share repurchase program.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

At-the-Market Program
On February 14, 2025, in connection with the commencement of an “at the market” offering program, the Company entered into a sales agreement (the “Sales Agreement”) with BTIG, LLC, under which the Company may offer and sell, from time to time, up to an aggregate of $500.0 million of its common stock. The Company will pay a commission of up to 2% of the gross proceeds of shares sold, if any, under the Sales Agreement and intends to use the net proceeds from sales for working capital and general corporate purposes.

As of June 30, 2025, no shares were issued under the program.
Equity Incentive Plans

The 2020 Equity Incentive Plan authorizes grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to eligible participants.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2025:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2024	10,709,898	$18.35	5.9	$495,359
Options granted	772,255	66.31
Options exercised	(944,442)	10.45
Options cancelled and forfeited	(697,820)	25.63
Balances at June 30, 2025	9,839,891	22.36	5.7	447,475
Options exercisable – June 30, 2025	7,216,142	17.98	4.7	364,781
Options vested and expected to vest – June 30, 2025	9,821,829	$22.30	5.7	$447,179

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of June 30, 2025. The aggregate intrinsic value of options exercised for the six months ended June 30, 2024 and 2025 was $15.3 million and $50.9 million respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2024 and 2025 was $14.06 and $35.60 per share, respectively. The total fair value of options vested for the six months ended June 30, 2024 and 2025 was $15.6 million, and $12.0 million, respectively.

As of June 30, 2025, total unrecognized stock-based compensation expense related to unvested stock options was $45.1 million, which is expected to be recognized over a remaining weighted-average period of 2.3 years.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees and nonemployees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over one to four years. The following table summarizes RSU activity for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	3,703,631	$33.46
RSUs granted	1,511,248	64.17
RSUs vested	(1,526,427)	37.96
RSUs cancelled and forfeited	(535,850)	32.75
Unvested at June 30, 2025	3,152,602	$46.12

As of June 30, 2025, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $114.3 million, which is expected to be recognized over a remaining weighted-average period of 1.3 years.
2020 Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”) provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on the exercise date. During the six months ended June 30, 2025, 150,853 shares of common stock were purchased under the ESPP.

As of June 30, 2025, total unrecognized stock-based compensation expense related to the ESPP was immaterial.

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

Expected Term–The expected term represents the period that the Company’s stock options and ESPP purchase rights are expected to be outstanding. We estimate the expected term for stock options based on the simplified method, which is the weighted-average time to vesting and the contractual maturity. For ESPP, the expected term represents the term from the first day of the offering period to the purchase date.

Volatility–Because the Company has not had an active trading market for its common stock for a sufficient period of time, the expected volatility for stock options is estimated based on the average volatility for comparable publicly-traded companies, over a period equal to the expected term of the stock option grants. For ESPP, the expected volatility is estimated using historical volatility of the Company’s common stock.

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

The following assumptions were used to estimate the fair value of options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Expected term (in years)	*	5.3	5.3 – 7.0	5.2 – 7.0
Expected volatility	*	53.68% - 53.71%	50.32% – 53.38%	50.66% – 53.71%
Risk-free interest rate	*	3.72%	4.21% – 4.27%	3.72% – 4.09%
Dividend yield	*	—%	—%	—%
_________
* No options were granted during the three months ended June 30, 2024.

The following assumptions were used to estimate the fair value of ESPP purchase rights:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Expected term (in years)	*	*	0.5	0.5
Expected volatility	*	*	96.69%	99.09%
Risk-free interest rate	*	*	5.30%	4.34%
Dividend yield	*	*	—%	—%

_________
* No ESPP purchase rights were granted during the three months ended June 30, 2024 and 2025.
Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its condensed consolidated statements of operations and comprehensive income (loss) for employees and non-employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Sales and marketing	$3,078	$3,606	$6,056	$6,309
Customer operations	2,120	2,025	4,083	3,671
Engineering and product development	17,917	17,698	37,127	32,250
General, administrative, and other	11,094	12,182	22,720	23,112
Total	$34,209	$35,511	$69,986	$65,342

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

In connection with the Company’s lease agreements, a letter of credit was issued on behalf of the Company for the benefit of the landlord. As of June 30, 2025 the letter of credit was $2.6 million. The letter of credit is secured by certificates of deposit which are included in restricted cash on the condensed consolidated balance sheets.

Future minimum lease payments are as follows:

June 30, 2025
Remaining 2025	$7,708
2026	15,850
2027	15,474
2028	6,143
2029	2,990
Total undiscounted lease payments	48,165
Less: Present value adjustment	(4,332)
Operating lease liabilities	$43,833

The Company had no finance lease expense during the three and six months ended June 30, 2024 and 2025. The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance and parking fees, were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial during the periods presented. The Company had immaterial sublease income during the three and six months ended June 30, 2025. Operating lease expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Rent expense	$3,542	$3,570	$7,083	$7,141
Variable lease payments	$1,008	$974	$1,925	$1,935

Supplemental cash flow and non-cash information related to the Company’s operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Cash paid for amounts included in the measurement of lease liabilities	$3,589	$3,712	$7,259	$7,324

Supplemental balance sheet information related to the Company’s operating leases was as follows:

	December 31, 2024	June 30, 2025
Weighted-average remaining lease term (in years)	3.60	3.13
Weighted-average discount rate	5.22%	5.29%

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 11.    Commitments and Contingencies
Commitments

The Company has loan purchase obligations under the Company’s loan agreements with certain lending partners. These lending partners retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the conclusion of the required holding period. As of December 31, 2024 and June 30, 2025, the total loan purchase commitment included outstanding principal balance of $72.8 million and $116.4 million, respectively.

The Company has extended a line of credit in connection with one of its committed capital and other co-investment arrangements. As of December 31, 2024 and June 30, 2025, the Company had unfunded commitments related to the line of credit of $7.6 million and $7.9 million, respectively.

The Company has commitments to fund future advances on HELOCs. As of December 31, 2024 and June 30, 2025, these commitments were $7.6 million and $16.2 million, respectively, however, since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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

From time to time the Company is subject to, and it is presently involved in, various litigation and legal proceedings arising from the ordinary course of business activities, the outcome of which the Company cannot reasonably determine. Other than the class actions and derivative actions described below, the Company does not believe that it is presently a party to any litigation of which the outcome would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. As of December 31, 2024 and June 30, 2025, immaterial loss contingencies were recorded in connection with legal proceedings.

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

The maximum potential amount of future payments associated under this obligation is the outstanding balances of the loans sold to the institutional investors, which as of December 31, 2024 and June 30, 2025, was $11,237.2 million and $12,217.4 million, respectively. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial and $3.7 million for the three and six months ended June 30, 2024, respectively, and immaterial for the three and six months ended June 30, 2025.

The Company did not have material contingent liabilities related to future loan repurchase obligations as of December 31, 2024 and June 30, 2025. These amounts are included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.
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

On April 5, 2023, a fifth derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Okhai v. Girouard, et al., C.A. No. 2023-0401-BWD (Del. Ch.). The Okhai action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants the Company’s current board members, two former board members, its Chief Financial Officer, and two current or former Company executives, as well as Third Point LLC and Third Point Ventures LLC. The Okhai action includes claims for breach of fiduciary, aiding and abetting such alleged breaches, and unjust enrichment, and seeks equitable and/or injunctive

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

relief, restitution, and attorney’s fees and costs from the individual defendants. On August 3, 2023, in response to a motion to stay by the defendants in the Okhai action, the Court stayed the Okhai action until resolution of the motion to dismiss in the related securities class action. Following the issuance of the September 29, 2023 order on the motion to dismiss in the related securities class action, on November 16, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Okhai action until resolution of the motion for reconsideration of the September 29, 2023 order on the motion to dismiss in the related securities class action. Following denial of the motion for reconsideration in the related securities class action, the parties in the Okhai action finished briefing and argued the defendants’ motion to continue the stay. On October 24, 2024, the Court continued the stay until February 1, 2025. On January 31, 2025, the parties submitted to the Court a proposed schedule for briefing Defendants’ motion to continue the stay. On April 11, 2025, in response to a joint stipulation and proposed order submitted by the parties, the Court ordered that the case remain stayed pending plaintiffs filing a consolidated amended complaint on or before May 7, 2025, after which Defendants shall file a renewed motion to stay. Subsequent developments are discussed below.

On October 13, 2023, a sixth derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Romanyshyn v. Girouard, et al., C.A. No. 2023-1029-BWD (Del. Ch.). The Romanyshyn action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants current and former directors and Company executives, as well as Third Point LLC and its CEO, and Third Point Ventures LLC. The Romanyshyn action includes claims for breach of fiduciary, and seeks unspecified monetary damages, restitution, and attorney’s fees and costs from the individual defendants. It also seeks corporate governance and internal procedure modifications. On November 3, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Romanyshyn action pending the outcome of the motion to stay in the related Okhai derivative action. Subsequent developments are discussed below.

On October 24, 2023, a seventh derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Agarwal v. Girouard, et al., C.A. No. 2023-1075-BWD (Del. Ch.). The Agarwal action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants current and former directors and Company executives, as well as Third Point LLC and its CEO, and Third Point Ventures LLC. The Agarwal action includes claims for breach of fiduciary, and seeks unspecified monetary damages, restitution, and attorney’s fees and costs from the individual defendants. It also seeks corporate governance and internal procedure modifications. On November 3, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Agarwal action pending the outcome of the motion to stay in the related Okhai derivative action. Subsequent developments are discussed below.

On November 22, 2024, in response to a joint stipulation and proposed order submitted by the parties, the Court consolidated the Okhai, Romanyshyn, and Agarwal matters under the consolidated caption In re Upstart Holdings, Inc. Derivative Litigation, Consolidated C.A. No. 2023-0401-BWD and appointed co-lead plaintiffs and co-lead counsel. On May 7, 2025, the plaintiffs in the consolidated action filed a consolidated amended complaint. The consolidated amended complaint names as plaintiffs Evan Levitan and Charlie Romanyshyn and removes plaintiffs Okhai and Agarwal. The consolidated amended complaint includes allegations similar to those in the initial Okhai complaint and names the same defendants as the initial Okhai complaint, along with the CEO of Third Point LLC. The consolidated amended complaint brings the same claims as the initial Okhai complaint and seeks similar relief. On June 4, 2025, Defendants filed a renewed motion to stay, which the parties currently are briefing. The consolidated action remains stayed pending a decision on Defendants’ renewed motion to stay.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 12.    Income Taxes

The Company’s effective tax rates for the three and six months ended June 30, 2024 and 2025, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Provision for income taxes	$15	$49	$29	$78
Effective tax rate	(0.03)%	0.87%	(0.02)%	2.41%

The Company's tax provision and the resulting effective tax rate for interim periods are determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising during the period. The increase in the Company's effective tax rate for the three and six months ended June 30, 2025, compared to the same periods in 2024, was primarily driven by an increase in the Company's state tax liabilities, despite maintaining a full valuation allowance. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowance on the Company’s deferred tax assets as it is more likely than not that some or all of these deferred tax assets will not be realized.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Numerator:
Net income (loss)	$(54,470)	$5,607	$(119,068)	$3,160
Denominator:
Weighted-average common shares outstanding used to calculate net income (loss) per share, basic	88,435,893	95,526,364	87,733,294	94,903,909
Weighted-average effect of dilutive securities	—	7,325,920	—	8,273,674
Weighted-average common shares outstanding used to calculate net income (loss) per share, diluted	88,435,893	102,852,284	87,733,294	103,177,583

Net income (loss) per share, basic	$(0.62)	$0.06	$(1.36)	$0.03
Net income (loss) per share, diluted	$(0.62)	$0.05	$(1.36)	$0.03

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following securities were excluded from the computation of diluted net income (loss) per share for the periods presented, due to their anti-dilutive effect. These amounts represent the number of instruments outstanding at the end of each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Options to purchase common stock	13,229,971	9,839,891	13,229,971	9,839,891
Unvested RSUs	5,141,818	3,152,602	5,141,818	3,152,602
Purchase rights committed under the ESPP	152,542	65,540	152,542	65,540
Convertible debt	2,318,078	15,929,353	2,318,078	15,929,353
Total	20,842,409	28,987,386	20,842,409	28,987,386

14.    Segment Information

The Company’s organization and management structure is designed to support development of different lending product offerings, which are grouped into three operating segments - Personal Lending (unsecured personal loans, small dollar loans, and auto secured personal loans), Auto Lending (auto refinance and auto retail loans), and Other (HELOCs and other). These operating segments are separately managed and evaluated by the Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer, who allocates resources and assesses performance at this level. The Company has determined that only one operating segment, Personal Lending, meets the definition of a reportable segment.

The Company generates all its revenue in the U.S. and a majority is earned in exchange for the use of the Company’s platform and for borrower referrals as well as for loan servicing activities provided to its lending partners and institutional investors. Refer to “Note 2. Revenue” for further information related to the Company's disaggregation of revenue from fees by type of service.

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

The following table presents financial information, including Contribution Profit, for the Company’s Personal Lending segment (1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Personal Lending
Revenue from fees, net	$128,545	$237,302	$263,959	$419,882
Borrower acquisition costs(2)	(21,231)	(57,249)	(44,425)	(102,390)
Borrower verification and servicing costs(3)	(26,480)	(32,624)	(53,430)	(62,098)
Contribution Profit for Personal Lending	$80,834	$147,429	$166,104	$255,394
_______
(1)Personal Lending includes unsecured personal loans, small dollar loans and auto secured personal loans. It does not include Auto Lending and Other operating segments as these did not meet the separate reporting or aggregation criteria under GAAP.

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

The following table presents a reconciliation of total Contribution Profit to Net income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Contribution Profit:
Personal Lending	$80,834	$147,429	$166,104	$255,394
Reconciling items:
Other Contribution Profit/(Loss)(1)	(4,717)	(6,886)	(8,845)	(12,479)
Sales and marketing, net of borrower acquisition costs(2)	(9,741)	(12,170)	(20,072)	(22,578)
Customer operations, net of borrower verification and servicing costs(3)	(7,486)	(6,947)	(14,787)	(12,907)
Engineering and product development	(58,453)	(68,825)	(121,544)	(126,663)
General, administrative, and other	(53,021)	(64,573)	(110,634)	(125,131)
Interest income, interest expense, and fair value adjustments, net	(2,902)	16,514	(13,176)	44,410
Other income, net	1,031	1,114	3,915	3,192
Net income (loss) before income taxes	$(54,455)	$5,656	$(119,039)	$3,238
_________
(1)Includes Auto Lending and Other operating segments, which did not meet the separate reporting or aggregation criteria under GAAP.
(2)Borrower acquisition costs were $23.2 million and $60.9 million for the three months ended June 30, 2024 and 2025, respectively, and were $48.0 million and $109.5 million for the six months ended June 30, 2024 and 2025, respectively. Borrower acquisition costs consist of the Company’s sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for the Company’s business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses.
(3)Borrower verification and servicing costs were $31.2 million and $39.3 million for the three months ended June 30, 2024 and 2025, respectively, and were $63.3 million and $73.8 million for the six months ended June 30, 2024 and 2025, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of the Company’s customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses.

The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment.

15.    Reorganization Expenses

During the three and six months ended June 30, 2024, the Company implemented a series of initiatives in order to decrease operating costs and streamline operations, which reduced the Company’s workforce by approximately 10%. In relation to these initiatives, the Company incurred $3.8 million in charges related to severance payments, employee benefits and associated taxes. These reorganization costs are reported in the relevant operating expense category on the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2025, the Company incurred no additional reorganization expenses.

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

Out of the total principal of loans transacted on our marketplace during the six months ended June 30, 2025, 53% were purchased by institutional investors, 26% were retained by our lending partners, and 21% were held on our balance sheet. We retain loans on our balance sheet to fill gaps in investor demand, to aid in price discovery, and for research and development purposes (“R&D Loans”), including to test and evaluate our AI models for these loans. R&D Loans are primarily our auto refinance and auto retail loan products, personal loan products issued to new categories of borrowers, and other new loan products, including small dollar loans and HELOCs. R&D Loans are not yet part of our fully-established capital markets programs with institutional investors and we continue our work on developing such programs. The remainder of loans on our balance sheet represent core personal loans, which Upstart would sell to institutional investors.

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

An equal investment in all vintages of Upstart-powered core personal loans originated in the second quarter of 2023 through the first quarter of 2025 is currently expected to deliver annual returns in line with a blended target of approximately 11.3% after servicing fees. At a more granular level, all quarterly vintages of core personal loans originated in the second quarter of 2023 through the fourth quarter of 2023 are currently forecasted to underperform relative to their target returns. Even though our underwriting models have over time utilized more variables and data points about borrowers, which has improved model performance, they were not designed to predict the severe impact changing macroeconomic conditions, credit market volatility and interest rate fluctuations that occurred following the COVID-19 pandemic, all of which were (and still are) beyond our control. The forecasted underperformance for these vintages reflects the impact of a combination of factors that occurred during that period, including the elimination of government stimulus measures and the worsening of the macroeconomic environment, via rising inflation and the resulting sharply higher interest rates.

The core personal loans originated in the first quarter of 2024 or later are currently forecasted to deliver returns in line with target yields. This reversion in performance reflects a combination of factors including increased conservatism in underwriting, the relative stabilization of macroeconomic conditions, and improvements in our more recent models.
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

For example, loan funding provided by institutional investors started to become constrained in 2022, largely due to concerns about the macroeconomic environment. Rising interest rates also led to more expensive loan offers across borrower categories, which decreased borrower demand. In order to create greater stability for our business, we began securing committed capital and co-investment arrangements with institutional investors and other third parties that provide loan funding over longer durations. While we believe that the macroeconomic environment started to improve in 2024, disruption in financial markets could once again lower borrower demand or impair our lending partners and result in constrained funding, which would adversely impact our business, financial condition and operating results.

To respond to macroeconomic changes and provide relevant and up-to-date information to our lending partners, we introduced a new metric, the Upstart Macro Index (“UMI”), in 2023. Since its peak starting in the

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
fourth quarter of 2023, UMI has been largely improving. As of June 30, 2025, it remained elevated but stable, measured at approximately 1.52, meaning that current macroeconomic conditions contributed an incremental risk of approximately 52% to the repayment performance of an Upstart-powered unsecured personal loan, compared to the baseline measurement of 1.0.
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction. The following presents our key operating and financial metrics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Transaction Volume, Dollars	$1,109,732	$2,820,398	$2,240,530	$4,954,006
Transaction Volume, Number of Loans(1)	143,900	372,599	263,280	613,305
Conversion Rate	15.2%	23.9%	14.6%	21.7%
Percentage of Loans Fully Automated	91%	92%	90%	92%

Contribution Profit(2)	$76,117	$140,543	$157,259	$242,915
Contribution Margin(2)	58%	58%	59%	57%
Adjusted EBITDA(2)	$(9,256)	$53,053	$(29,595)	$95,630
Adjusted EBITDA Margin(2)	(7)%	21%	(12)%	20%
Adjusted Net Income (Loss)(2)	$(15,282)	$42,248	$(42,447)	$73,437
Adjusted Net Income (Loss) Per Share:
Basic(2)	$(0.17)	$0.44	$(0.48)	$0.77
Diluted(2)	$(0.17)	$0.36	$(0.48)	$0.62
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

Transaction Volume, Dollars increased 154% in the three months ended June 30, 2025 compared to the same period of 2024, and increased 121% in the six months ended June 30, 2025 compared to the same period of 2024. Transaction Volume, Number of Loans increased 159% and 133% in the three and six months ended June 30, 2025 compared to the same period of 2024, respectively. These increases were primarily due to model improvements and product initiatives, which resulted in an increase in the number of qualified borrowers and more

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
attractive loan offers. The increase in Transaction Volume, Number of Loans was higher than the increase in Transaction Volume, Dollars due to the decrease in average loan size, primarily as underwriting model improvements drove higher approval rates in smaller dollar categories of loans.
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

Our Conversion Rate increased to 23.9% and 21.7% in the three and six months ended June 30, 2025, respectively, from 15.2% and 14.6% in the same periods of 2024, primarily driven by underwriting model improvements and product and pricing initiatives, coupled with continued optimization in our acquisition channels.
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

Our Percentage of Loans Fully Automated increased to 92% in both the three and six months ended June 30, 2025, from 91% and 90%, respectively, in the same periods of 2024.
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

To derive Contribution Profit, we subtract the sum of borrower acquisition costs as well as borrower verification and servicing costs from revenue from fees, net. To calculate Contribution Margin we divide Contribution Profit by revenue from fees, net.

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Revenue from fees, net	$130,532	$240,777	$268,600	$426,252
Borrower acquisition costs(1)	(23,217)	(60,935)	(48,036)	(109,497)
Borrower verification and servicing costs(2)	(31,198)	(39,299)	(63,305)	(73,840)
Total direct expenses	(54,415)	(100,234)	(111,341)	(183,337)
Contribution Profit	$76,117	$140,543	$157,259	$242,915
Contribution Margin	58%	58%	59%	57%
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Income, Net

Other income, net primarily consists of dividend income earned by the Company on its unrestricted cash and cash equivalents balances in addition to coupon interest expense and amortization of the debt discount on its 2026, 2029, and 2030 convertible senior notes (collectively, the “Notes”).
Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Revenue:
Revenue from fees, net	$130,532	$240,777	$268,600	$426,252
Interest income, interest expense, and fair value adjustments, net:
Interest income	52,883	45,623	104,054	86,191
Interest expense	(11,470)	(7,772)	(22,184)	(14,792)
Fair value and other adjustments, net	(44,315)	(21,337)	(95,046)	(26,989)
Total interest income, interest expense, and fair value adjustments, net	(2,902)	16,514	(13,176)	44,410
Total revenue	127,630	257,291	255,424	470,662
Operating expenses(1):
Sales and marketing	32,958	73,105	68,108	132,075
Customer operations	38,684	46,246	78,092	86,747
Engineering and product development	58,453	68,825	121,544	126,663
General, administrative, and other	53,021	64,573	110,634	125,131
Total operating expenses	183,116	252,749	378,378	470,616
Income (loss) from operations	(55,486)	4,542	(122,954)	46
Other income, net	1,031	1,114	3,915	3,192
Net income (loss) before income taxes	(54,455)	5,656	(119,039)	3,238
Provision for income taxes	15	49	29	78
Net income (loss)	$(54,470)	$5,607	$(119,068)	$3,160
________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Sales and marketing	$3,078	$3,606	$6,056	$6,309
Customer operations	2,120	2,025	4,083	3,671
Engineering and product development	17,917	17,698	37,127	32,250
General, administrative, and other	11,094	12,182	22,720	23,112
Total stock-based compensation	$34,209	$35,511	$69,986	$65,342

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Revenue
Revenue from Fees, Net

The following table set forth our revenue from fees, net in the periods shown:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2025	$	%	2024	2025	$	%
Platform and referral fees, net	$98,595	$202,845	$104,250	106%	$202,454	$353,820	$151,366	75%
Servicing and other fees, net	31,937	37,932	5,995	19%	66,146	72,432	6,286	10%
Total revenue from fees, net	$130,532	$240,777	$110,245	84%	$268,600	$426,252	$157,652	59%

Revenue from fees, net increased $110.2 million, or 84%, in the three months ended June 30, 2025, compared to the same period in 2024, which included an increase of $104.3 million in revenue from platform and referral fees, net, and an increase of $6.0 million in servicing fees, net. The increase of the platform and referral fees, net was primarily driven by a 154% increase in the Transaction Volume, Dollars from $1,109.7 million in the three months ended June 30, 2024 to $2,820.4 million in the same period in 2025, partially offset by lower fee rates, including those related to prime borrowers. The increase in servicing fees was primarily due to the increase in net gain related to loan servicing rights upon loan sales as well as the increase in outstanding principal of serviced loans.

Revenue from fees, net increased $157.7 million, or 59%, in the six months ended June 30, 2025, compared to the same period in 2024, which included an increase of $151.4 million in revenue from platform and referral fees, net, and an increase of $6.3 million in servicing fees, net. The increase of the platform and referral fees, net was primarily driven by a 121% increase in the Transaction Volume, Dollars from $2,240.5 million in the six months ended June 30, 2024 to $4,954.0 million in the same period in 2025, partially offset by lower fee rates, including those related to prime borrowers. The increase in servicing fees was primarily due to the increase in net gain related to loan servicing rights upon loan sales as well as the increase in outstanding principal of serviced loans.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Interest Income, Interest Expense, and Fair Value Adjustments, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2025	$	%	2024	2025	$	%
Operating entities(1):
Interest income	$45,169	$41,158	$(4,011)	(9)%	$87,716	$76,614	$(11,102)	(13)%
Interest expense	(8,956)	(6,104)	2,852	32%	(16,910)	(11,275)	5,635	33%
Fair value adjustments, net	(35,049)	(18,099)	16,950	48%	(75,129)	(19,971)	55,158	73%
Consolidated securitization entities:
Interest income	7,714	4,465	(3,249)	(42)%	16,338	9,577	(6,761)	(41)%
Interest expense	(2,514)	(1,668)	846	34%	(5,274)	(3,517)	1,757	33%
Fair value adjustments, net	(9,266)	(3,238)	6,028	65%	(19,917)	(7,018)	12,899	65%
Total Company:
Interest income	52,883	45,623	(7,260)	(14)%	104,054	86,191	(17,863)	(17)%
Interest expense	(11,470)	(7,772)	3,698	32%	(22,184)	(14,792)	7,392	33%
Fair value adjustments, net	(44,315)	(21,337)	22,978	52%	(95,046)	(26,989)	68,057	72%
Total interest income, interest expense, and fair value adjustments, net	$(2,902)	$16,514	$19,416	669%	$(13,176)	$44,410	$57,586	437%
_________
(1)Consists of balances recognized by entities participating in ongoing operating activities of the Company, excluding entities associated with the UPST 2023-2 consolidated securitization.

Interest income, interest expense, and fair value adjustments, net increased $19.4 million, or 669% in the three months ended June 30, 2025, compared to the same period in 2024. The increase was driven by a $23.0 million decrease in unfavorable fair value adjustments and a $3.7 million decrease in interest expense, partially offset by a $7.3 million decrease in interest income. The decrease in unfavorable fair value adjustments is attributable to a $1.6 million decrease in fair value loss on beneficial interests, a $13.1 million decrease in unrealized loss and loan charge-offs, and a $8.3 million increase in realized gain on loan sales during the three months ended June 30, 2025 compared to the same period in 2024. The decrease in interest expense resulted from the decrease in average borrowings during the period, including a $0.8 million decrease in interest expense recognized by consolidated securitization entities due to lower payable to securitization note holders in the period, partially offset by a decrease in fair value of interest rate caps. The decrease in unfavorable fair value adjustments and decrease in interest expense was partially offset by a decrease in interest income due to a $4.0 million decrease in interest income recognized by operating entities and a $3.2 million decrease in interest income recognized by consolidated securitization entities. The decrease in interest income is consistent with a decrease in the average outstanding principal balance of loans held on the condensed consolidated balance sheets by operating entities and a decrease in the outstanding principal balance of loans held in the consolidated securitization during the period, partially offset by an increase in loan premium amortization and an increase in the outstanding principal balance of the line of credit during the period.

Interest income, interest expense, and fair value adjustments, net increased $57.6 million, or 437% in the six months ended June 30, 2025, compared to the same period in 2024. The increase was driven by a $68.1 million decrease in unfavorable fair value adjustments and a $7.4 million decrease in interest expense, partially offset by a $17.9 million decrease in interest income. The decrease in unfavorable fair value adjustments is attributable to a

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
$33.3 million decrease in fair value loss on beneficial interests, a $21.3 million decrease in unrealized loss and loan charge-offs, and a $13.5 million increase in realized gain on loan sales during the six months ended June 30, 2025 compared to the same period in 2024. The decrease in interest expense resulted from the decrease in average borrowings during the period, including a $1.8 million decrease in interest expense recognized by consolidated securitization entities due to lower payable to securitization note holders in the period, partially offset by a decrease in fair value of interest rate caps. The decrease in unfavorable fair value adjustments and decrease in interest expense was partially offset by a decrease in interest income due to a $11.1 million decrease in interest income recognized by operating entities and a $6.8 million decrease in interest income recognized by consolidated securitization entities. The decrease in interest income is consistent with a decrease in the average outstanding principal balance of loans held on the condensed consolidated balance sheets by operating entities and a decrease in the outstanding principal balance of loans held in the consolidated securitization during the period, partially offset by an increase in loan premium amortization and an increase in the outstanding principal balance of the line of credit during the period.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2025	$	%	2024	2025	$	%
Sales and marketing	$32,958	$73,105	$40,147	122%	$68,108	$132,075	$63,967	94%
% of revenue	26%	28%			27%	28%

Sales and marketing expenses increased by $40.1 million, or 122%, in the three months ended June 30, 2025 compared to the same period in 2024, which was driven primarily by a $37.7 million increase in advertising and borrower acquisition costs, and a $1.4 million increase in payroll and other personnel-related expenses. As a percentage of total revenue, sales and marketing expenses increased from 26% to 28%.

Sales and marketing expenses increased by $64.0 million, or 94%, in the six months ended June 30, 2025 compared to the same period in 2024, which was driven primarily by a $61.5 million increase in advertising and borrower acquisition costs, a $1.4 million increase in marketing operation expenses, and a $1.1 million increase in payroll and other personnel-related expenses. As a percentage of total revenue, sales and marketing expenses increased from 27% to 28%.

Customer Operations

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2025	$	%	2024	2025	$	%
Customer operations	$38,684	$46,246	$7,562	20%	$78,092	$86,747	$8,655	11%
% of revenue	30%	18%			31%	18%

Customer operations expenses increased by $7.6 million, or 20%, in the three months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to a $6.1 million increase in information verification expenses, and a $2.0 million increase in servicing expenses. The increase was partially offset by a $0.7 million decrease in payroll and other personnel-related expenses due to a decrease in headcount. As a percentage of total revenue, customer operations expenses decreased from 30% to 18%.

Customer operations expenses increased by $8.7 million, or 11%, in the six months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to a $9.4 million increase in information verification expenses and a $3.8 million increase in servicing expenses. The increase was partially offset by a $4.4

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
million decrease in payroll and other personnel-related expenses due to a decrease in headcount. As a percentage of total revenue, customer operations expenses decreased from 31% to 18%.
Engineering and Product Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2025	$	%	2024	2025	$	%
Engineering and product development	$58,453	$68,825	$10,372	18%	$121,544	$126,663	$5,119	4%
% of revenue	46%	27%			48%	27%

Engineering and product development expenses increased by $10.4 million, or 18%, for the three months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to a $6.4 million increase in payroll and other personnel-related expenses and a $4.0 million increase in other engineering operating expenses driven by data and infrastructure costs. As a percentage of total revenue, engineering and product development expenses decreased from 46% to 27%.

Engineering and product development expenses increased by $5.1 million, or 4%, for the six months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to a $6.7 million in other engineering operating expenses driven by data and infrastructure costs, partially offset by a $1.6 million decrease in payroll and other personnel-related expenses from capitalization of internal-use software development costs. As a percentage of total revenue, engineering and product development expenses decreased from 48% to 27%.
General, Administrative, and Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2025	$	%	2024	2025	$	%
General, administrative, and other	$53,021	$64,573	$11,552	22%	$110,634	$125,131	$14,497	13%
% of revenue	42%	25%			43%	27%

General, administrative, and other expenses increased by $11.6 million, or 22%, in the three months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to a $9.0 million increase in payroll and other personnel-related expenses, a $3.2 million increase in office and administrative operating related expenses, and a $1.0 million increase in depreciation expenses, partially offset by a $1.0 million decrease in legal and compliance expenses, and a $0.6 million decrease in professional fees. As a percentage of total revenue, general, administrative, and other expenses decreased from 42% to 25%.

General, administrative, and other expenses increased by $14.5 million, or 13%, in the six months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to a $12.1 million increase in payroll and other personnel-related expenses, a $3.5 million increase in office and administrative operating related expenses, a $1.8 million increase in depreciation expenses, and a $1.1 million increase in professional fees, partially offset by a $3.7 million decrease in legal and compliance expenses. As a percentage of total revenue, general, administrative, and other expenses decreased from 43% to 27%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2025	$	%	2024	2025	$	%
Other income, net	$1,031	$1,114	$83	8%	$3,915	$3,192	$(723)	(18)%

In the three months ended June 30, 2025, other income, net increased by $0.1 million, or 8%, compared to the same period in 2024, due to a $2.0 million increase in dividend income and a $1.8 million increase in miscellaneous other income, net, partially offset by a $3.7 million increase in interest expense related to our Notes as a result of issuances of 2029 and 2030 Notes.

In the six months ended June 30, 2025, other income, net decreased by $0.7 million, or 18%, compared to the same period in 2024, due to a $7.5 million increase in interest expense related to our Notes as a result of issuances of 2029 and 2030 Notes, partially offset by a $5.2 million increase in dividend income and a $1.6 million increase in miscellaneous other income, net.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Revenue from fees, net	$130,532	$240,777	$268,600	$426,252
Income (loss) from operations	(55,486)	4,542	(122,954)	46
Operating Margin	(43)%	2%	(46)%	0%
Sales and marketing, net of borrower acquisition costs(1)	$9,741	$12,170	$20,072	$22,578
Customer operations, net of borrower verification and servicing costs(2)	7,486	6,947	14,787	12,907
Engineering and product development	58,453	68,825	121,544	126,663
General, administrative, and other	53,021	64,573	110,634	125,131
Interest income, interest expense, and fair value adjustments, net	2,902	(16,514)	13,176	(44,410)
Contribution Profit	$76,117	$140,543	$157,259	$242,915
Contribution Margin	58%	58%	59%	57%
_________
(1)Borrower acquisition costs were $23.2 million and $60.9 million for the three months ended June 30, 2024 and 2025, respectively, and were $48.0 million and $109.5 million for the six months ended June 30, 2024 and 2025, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses.
(2)Borrower verification and servicing costs were $31.2 million and $39.3 million for the three months ended June 30, 2024 and 2025, respectively, and were $63.3 million and $73.8 million for the six months ended June 30, 2024 and 2025, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Adjusted EBITDA and Adjusted EBITDA Margin

The following table provides a reconciliation of net income (loss) and Net Income (Loss) Margin to Adjusted EBITDA and Adjusted EBITDA Margin. We define Net Income (Loss) Margin as net income (loss) divided by total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Total revenue	$127,630	$257,291	$255,424	$470,662
Net income (loss)	(54,470)	5,607	(119,068)	3,160
Net Income (Loss) Margin	(43)%	2%	(47)%	1%
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	$35,410	$36,641	$72,843	$70,277
Depreciation and amortization	4,828	5,843	10,460	12,243
Reorganization expenses	3,778	—	3,778	—
Expense on convertible notes	1,183	4,913	2,363	9,872
Provision for income taxes	15	49	29	78
Adjusted EBITDA	$(9,256)	$53,053	$(29,595)	$95,630
Adjusted EBITDA Margin	(7)%	21%	(12)%	20%
_________
(1)Payroll tax expenses include the employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Net income (loss)	$(54,470)	$5,607	$(119,068)	$3,160
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	35,410	36,641	72,843	70,277
Reorganization expenses	3,778	—	3,778	—
Adjusted Net Income (Loss)	$(15,282)	$42,248	$(42,447)	$73,437
Net income (loss) per share:
Basic	$(0.62)	$0.06	$(1.36)	$0.03
Diluted	$(0.62)	$0.05	$(1.36)	$0.03
Adjusted Net Income (Loss) Per Share:
Basic	$(0.17)	$0.44	$(0.48)	$0.77
Diluted	$(0.17)	$0.36	$(0.48)	$0.62
_________
(1)Payroll tax expenses include the amount of employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.

The net income (loss) per share and Adjusted Net Income (Loss) Per Share in the table above are calculated using the following weighted-average common shares outstanding:

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Weighted-average common shares outstanding - net income (loss) per share and Adjusted Net Income (Loss) Per Share
Basic	88,435,893	95,526,364	87,733,294	94,903,909

Diluted weighted-average common shares outstanding - net income (loss) per share	88,435,893	102,852,284	87,733,294	103,177,583
Adjusted Net Income (Loss) weighted-average effect of dilutive securities(1)	—	14,880,726	—	14,880,726
Diluted weighted-average common shares outstanding - Adjusted Net Income (Loss) Per Share	88,435,893	117,733,010	87,733,294	118,058,309
_________
(1)The effect of dilutive securities is due to 2029 and 2030 convertible notes.

Liquidity and Capital Resources

Sources and Uses of Cash and Cash Equivalents

As of June 30, 2025, our primary source of liquidity was cash and cash equivalents of $395.9 million. We also held $5.0 million of investments in certificates of deposit with maturities greater than three months as of June 30, 2025. Changes in the balance of cash and cash equivalents are generally a result of working capital fluctuations and the timing of purchases and sales of loans facilitated through our marketplace. To finance purchases of certain loans facilitated through our lending marketplace, we rely on our warehouse credit facilities through the special-purpose trusts and corporate cash.

We entered into an “at the market” offering program pursuant to which we may offer and sell, from time to time, shares of our common stock with an aggregate offering price of up to $500.0 million, as described in the prospectus supplement dated February 14, 2025 filed with the U.S. Securities and Exchange Commission. As of June 30, 2025, no shares were issued under the program.

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Our warehouse credit facilities, which mature between August 2026 and June 2028, allow us to borrow up to an aggregate of $475.0 million to purchase unsecured personal loans, $100.0 million to purchase small dollar loans, and up to $50.0 million to purchase auto loans. Our risk retention financing facility, the maturity of which aligns with the stated maturities of the underlying notes pledged as collateral, which range from June 2033 to April 2035, allows us to borrow up to $100.0 million. As of June 30, 2025, we have drawn an aggregate of $189.5 million on our warehouse credit facilities and $29.7 million on our risk retention financing facility. Refer to “Note 8. Borrowings” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our borrowings.

We lease office facilities under operating lease agreements which expire between 2027 and 2029. Our cash requirements related to these lease agreements are $48.2 million, of which $15.6 million is expected to be paid within the next 12 months. Refer to “Note 10. Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our operating lease obligations.

We have committed to purchase loans from certain lending partners at the conclusion of the required holding period, which is generally equal to three business days. As of June 30, 2025, the total loan purchase commitment was $116.4 million. We have also extended a line of credit to a third-party in connection with one of our committed capital and other co-investment arrangements. As of June 30, 2025, the Company had unfunded commitments related to the line of credit of $7.9 million. The Company also has commitments to fund future advances on HELOCs. As of June 30, 2025, these commitments were $16.2 million, however since we can limit these commitments under certain conditions or these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. See “Note 11. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our commitments.

In connection with our committed capital and other co-investment arrangements, we are obligated to put a certain amount of our assets at risk in relation to the credit performance of the underlying loans. The risk in these arrangements is subject to a dollar cap, which represents the Company’s maximum exposure to losses in a particular arrangement under severe, hypothetical circumstances, for which the Company believes the possibility is remote. As of June 30, 2025, the Company’s aggregate maximum exposure to losses was $660.2 million. Refer to “Note 4. Beneficial Interests” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our committed capital and co-investment arrangements. Our cash requirements for the next 12 months related to investments in these existing arrangements is estimated to be up to $233.6 million.

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Six Months Ended June 30,
	2024	2025
Net cash provided by (used in) operating activities	$117,917	$(133,648)
Net cash used in investing activities	(113,647)	(188,403)
Net cash provided by financing activities	88,561	47,248
Change in cash, cash equivalents and restricted cash	$92,831	$(274,803)

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

Net cash used in operating activities was $133.6 million for the six months ended June 30, 2025, which consisted of adjustments for non-cash items of $22.2 million, $159.0 million in net changes in operating assets and liabilities, and net income of $3.2 million. The increase in non-cash adjustments was primarily related to $65.3 million of stock-based compensation, $12.2 million of depreciation and amortization, and $8.6 million of changes in fair value of servicing assets, partially offset by $23.5 million of changes in fair value of beneficial interest assets, $21.1 million of changes in fair value of loans, and $19.2 million of loan premium amortization. The decrease in net changes in operating assets and liabilities was primarily related to $246.1 million of net payments from purchase and sale of loans held-for-sale, $11.7 million of settlements of beneficial interest liabilities, and $7.5 million decrease in accrued expenses and other liabilities, partially offset by $83.1 million in principal payments received for loans held-for-sale, $19.9 million in principal payments received for loans held in consolidated securitization, and $4.1 million of changes in other assets.

Net Cash from Investing Activities

Net cash used in investing activities was $188.4 million for the six months ended June 30, 2025 as a result of $377.9 million purchases and originations of loans held-for-investment, partially offset by $129.9 million principal payments received for loans held-for-investment, $44.9 million proceeds from beneficial interest assets, and $20.2 million of proceeds from sale of loans held-for-investment.

Net Cash from Financing Activities

Net cash provided by financing activities was $47.2 million for the six months ended June 30, 2025 primarily due to $176.4 million proceeds from borrowings, $31.5 million increase in amounts payable to investors, and $9.9 million proceeds from exercise of stock options, partially offset by $152.7 million repayments of borrowings and $22.0 million of principal payments made on securitization notes.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Composition of Balance Sheet Loan Portfolio

As of June 30, 2025, we held $1,019.5 million of loans on our condensed consolidated balance sheet. $699.5 million of these loans were originated for research and development purposes, primarily in support of our auto lending products, HELOCs, and expansion of our unsecured personal loan product to new categories of borrowers. We also held $244.1 million of core personal loans, the majority of which would otherwise be purchased by institutional investors, and $75.9 million of core personal loans held by the consolidated securitization. We will continue to utilize our capital to support research and development activities and, at times, as a funding source for core personal loans during periods of marketplace funding constraints. The extent and timing of utilizing our capital as a funding source for loans will largely depend on the availability of capital in our marketplace relative to the demand from qualified borrowers and our business priorities. We plan to sell loans held on our balance sheet to institutional investors over time in the form of secondary sales or securitizations and pass through issuances.

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

Our critical accounting policies are described in Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to these policies for the six months ended June 30, 2025.

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
As of December 31, 2024 and June 30, 2025, we were exposed to market discount rate risk on $703.4 million and $943.7 million, respectively, of loans held on our condensed consolidated balance sheets, excluding loans held in consolidated securitization. The fair value of these loans is estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The changes in the discount rates for loans held on our balance sheet reflect the expected returns of similar financial instruments available in the market and can be caused by changes in the market interest rates, expected loan performance, and other factors. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $9.0 million and $17.9 million decrease, respectively, in the fair value of loans as of December 31, 2024 and a $11.8 million and $23.1 million decrease, respectively, as of June 30, 2025.

As of December 31, 2024 and June 30, 2025, we held $102.9 million and $75.9 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the condensed consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes and residual certificates issued as part of the consolidated securitization, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, their value is eliminated as part of the consolidation process. A hypothetical 100 basis point and 200 basis point increase in the discount rate do not result in a material impact to the fair value of loans held in consolidated securitization as of December 31, 2024 and June 30, 2025.

As of December 31, 2024 and June 30, 2025, we were also exposed to market discount rate risk on payable to securitization note holders of $87.3 million and $65.2 million, respectively. A hypothetical 100 basis point and 200 basis point increase in the discount rate do not result in a material impact to the fair value of payable to securitization note holders as of December 31, 2024 and June 30, 2025.

As of December 31, 2024 and June 30, 2025, we were also exposed to market discount rate risk on other financial instruments, including $176.8 million and $266.8 million of beneficial interest assets, respectively. Beneficial interest assets are estimated at fair value using a discounted cash flow model which considers projected defaults, losses and recoveries to project future losses and net cash flows on the underlying loans. We use two different discount rates for expected cash flows associated with demonstrated to-date credit performance and those associated with future credit performance. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $3.2 million and $6.4 million decrease, respectively, in the fair value of beneficial interest assets as of December 31, 2024, and a $3.8 million and $7.6 million decrease, respectively, as of June 30, 2025.
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

The fair values of these loans and beneficial interests are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions. These instruments are sensitive to changes in credit risk.

Upstart Holdings, Inc.
As of December 31, 2024 and June 30, 2025, we were exposed to credit risk on $703.4 million and $943.7 million, respectively, of loans held on our condensed consolidated balance sheets, excluding loans held in consolidated securitization. Loans bear fixed interest rates and are carried on our condensed consolidated balance sheets at fair value. As of December 31, 2024, a hypothetical 10% and 20% increase in credit risk would result in a $9.1 million and $18.1 million decrease, and as of June 30, 2025, a hypothetical 10% and 20% increase in credit risk would result in a $9.7 million and $19.0 million decrease in the fair value of loans, respectively.

As of December 31, 2024 and June 30, 2025, we held $102.9 million and $75.9 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the condensed consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes and residual certificates issued by the consolidated entities, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, the residual certificates value is eliminated as part of the consolidation process. A hypothetical 10% and 20% increase in the credit risk would result in a $1.8 million and $3.6 million decrease, respectively, in the fair value of loans held in consolidated securitization as of December 31, 2024. A hypothetical 10% and 20% increase in the credit risk do not result in a material impact to the fair value of loans held in consolidated securitization as of June 30, 2025

We are also exposed to credit risk through credit risk rate spreads on beneficial interest assets and beneficial interest liabilities held on the condensed consolidated balance sheet of $176.8 million and $10.1 million, respectively, as of December 31, 2024, and $266.8 million and $10.5 million, respectively, as of June 30, 2025. These assets and liabilities are associated with committed capital and other co-investment arrangements with institutional investors and lending partners, in which the Company puts certain amounts of assets at risk. See “Note 4. Beneficial Interests” for additional information on maximum exposure to losses from these arrangements. A hypothetical 10% and 20% adverse change in credit risk spread would result in a $44.4 million and $89.6 million decrease, respectively, in the fair value of beneficial interest assets held on our condensed consolidated balance sheet, and would result in a $4.7 million and $10.3 million increase in the fair value of beneficial interest liabilities on our condensed consolidated balance sheet, respectively, as of December 31, 2024. A hypothetical 10% and 20% adverse change in credit risk spread would result in a $58.1 million and $115.1 million decrease, respectively, in the fair value of beneficial interest assets, and would result in a $23.4 million and $46.4 million increase in the fair value of beneficial interest liabilities, respectively, as of June 30, 2025.

Counterparty Risk

We are subject to risk that arises from our derivative financial instruments, line of credit receivable, beneficial interests, warehouse facilities, and third-party custodians. These activities generally involve an exchange of obligations with unaffiliated lenders or other individuals or entities, referred to in such transactions as “counterparties.” If a counterparty were to default or otherwise fail to perform, we could potentially be exposed to loss if such counterparty were unable to meet its obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among multiple such counterparties, and placing contractual limits on the amount of dependence on any single counterparty.

As of December 31, 2024 and June 30, 2025, we held $976.3 million and $701.5 million, respectively, related to cash, cash equivalents and restricted cash in business checking accounts and interest-bearing deposit accounts as well as money market accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our condensed consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation, or FDIC. We reduce credit risk by placing our cash, cash equivalents and restricted cash in reputable institutions.

As of December 31, 2024 and June 30, 2025, $137.4 million and $187.2 million, respectively, of the Company’s cash was held by one of our institutional investors in relation to the line of credit receivable and the beneficial interest asset. We mitigate our risk exposure through corporate guarantees provided by the investor.

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

An increase or decrease in interest rates may also impact our exposure to interest rate risk on our warehouse credit facilities. As of December 31, 2024 and June 30, 2025, we were exposed to interest rate risk on $195.6 million and $189.5 million, respectively, under our warehouse credit facilities, which bear floating interest rates. Changes in interest rates may impact our cost of borrowing.
Equity Investment Risk

Our non-marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our investments.

Our non-marketable equity investments are in equity securities of privately-held companies without readily determinable fair values. We elected to account for each such investment using the measurement alternative which is cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment and is inherently complex due to the lack of readily available market data. We consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of each investment. We also assess our non-marketable equity securities for impairment on a quarterly basis. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations. Adjustments and impairments are recorded in other expense on the condensed consolidated statements of operations and comprehensive income (loss) upon recognition of such adjustments or impairments. As of December 31, 2024 and June 30, 2025, the carrying value of our non-marketable equity securities, which do not have readily determinable fair values, totaled $41.3 million.

Upstart Holdings, Inc.
ITEM 4. CONTROLS AND PROCEDURES
a.Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
b.Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•We have incurred net losses in the past, and we may not be able to maintain or achieve profitability in the future.
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

Upstart Holdings, Inc.
•Our loan funding arrangements with institutional investors, securitization programs, and warehouse credit and risk retention financing facilities expose us to certain risks, and if we fail to successfully manage such risks, it may result in the reduced supply of loan funding capital or require us to seek more costly or less efficient financing for our marketplace.
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

We offer consumer loans on our marketplace, and many consumers that come to our marketplace have poor, limited or no credit history. Such consumers have historically been, and may in the future be, disproportionately affected by adverse macroeconomic conditions. Inflation, higher interest rates, recession or fear of recession, availability of government assistance programs, unemployment, bankruptcy, government interventions, such as stimulus measures, major medical expenses, divorce or death may affect borrowers’ ability or willingness to borrow or make payments on loans. Macroeconomic changes have in the past and may in the future negatively impact borrowers’ ability and willingness to borrow and make repayments. For more information, see the risk factors titled “—If we are unable to approve a significant number of borrowers for loans through our marketplace, our growth prospects, business, financial condition and results of operations would be adversely affected.”

During an economic down cycle, there is a greater risk that borrowers will not make payments on loans. Also, borrowers may not prioritize repayment of unsecured personal loans over loans that are secured by necessities, for example, mortgages, home equity loans or auto loans. Higher interest rates often lead to higher payment obligations, which may reduce the ability of borrowers to remain current on their obligations. These factors may lead to increased delinquencies, defaults and bankruptcies declared by borrowers, resulting in more charge-offs and fewer recoveries, all of which have had, and could continue to have, a material adverse effect on the credit performance of loans facilitated on our marketplace and our business. From time to time, the vintages of core personal loans that originated in prior quarters may underperform relative to the target returns set at the time of loan origination. For example, as of June 30, 2025, the quarterly vintages that originated in the second quarter of 2023 through the fourth quarter of 2023 were forecasted to underperform. When a borrower defaults on a loan, it increases our costs to service the loan. If default rates exceed our expectations, demand by our lending partners to originate loans, and institutional investors to fund loans, facilitated through our marketplace could be negatively impacted, with such impacts having occurred in the past. Similarly, any sustained decline in applicant approvability or acceptance of loan offers or loan origination volume, or any increase in delinquencies or defaults by borrowers beyond our expectation, would harm our business, financial condition and results of operations.

Upstart Holdings, Inc.
If we are unable to maintain diverse and resilient loan funding to our marketplace from institutional investors or successfully manage risks associated with committed capital and other co-investment arrangements, our growth prospects, business, financial condition and results of operations could be adversely affected.

Our business depends on sourcing and maintaining diverse and resilient loan funding from institutional investors to our marketplace. The institutional investors provide loan funding to our marketplace by purchasing whole loans, pass-through certificates and asset-backed securities. Out of the total principal of loan originations facilitated on our marketplace during the six months ended June 30, 2025, 53% were purchased by institutional investors. The availability and capacity of loan funding from institutional investors depend on many factors that are outside of our control, such as economic and market conditions, interest rates, liquidity in the capital markets and regulatory requirements or restrictions, which are subject to change. While we have experienced funding constraints since 2022 due to the macroeconomic environment, we have since increased loan funding capacity. We cannot be sure that the existing funding sources will continue to be available, or any new funding source will become available, on commercially reasonable terms or at all. Decreased funding from institutional investors has negatively impacted our business in the past, and may negatively impact us in the future. Any sustained decline in investor demand for Upstart-powered loans or securities secured by such loans for any reason, including due to adverse economic conditions or due to any increase in delinquencies, defaults or losses beyond our expectation, may adversely affect our financial results.

A significant portion of our loan funding from institutional investors comes from committed capital and other co-investment arrangements. These arrangements may include terms that provide downside risk protection, subject to certain limits and conditions. In particular, we have agreed to compensate certain investors, subject to a limit, if credit performance on the loans under these arrangements deviates from our initial expectations and, subject to certain conditions, if we are unable to sell the minimum required volume of loans to our committed capital providers. As such, if the loans do not perform as expected due to unexpected shifts in borrower behaviors, ability to pay or otherwise, if we have a decrease in borrower demand for Upstart-powered loans, or if our models’ expectation for credit performance is inaccurate for any reason, our financial results could be adversely impacted. As of June 30, 2025, our maximum exposure to losses under these committed capital and other co-investment arrangements was approximately $660.2 million. This amount has grown from $260.0 million as of June 30, 2024, as we have entered into more committed capital and other co-investment arrangements. As the amount of our maximum exposure to losses under these arrangements grows and may continue to grow in the future, risks associated with committed capital and other co-investment arrangements could have a greater impact on our business, financial condition and results of operations. Committed capital and other co-investment arrangements may negatively impact our financial results through unfavorable fair value adjustments, with such impacts having occurred in the past and may occur again in the future. We may also experience declines in revenue and transaction volume if existing committed capital or other capital arrangements do not provide funding on the agreed upon terms or we fail to secure additional committed capital or other capital arrangements in the future on commercially reasonable terms or at all. Moreover, the capital arrangements that we entered into during a high interest rate environment, such as the committed capital and other co-investment arrangements, may become more costly if interest rates fall and the terms of such arrangements remain in place. Despite our efforts, we may continue to experience funding constraints and cannot be certain if any measures we have taken, such as committed capital or other co-investment arrangements, or will take to address or mitigate the effects of funding constraints, will be sufficient or successful. In the event of funding constraints, we may not be able to maintain our current loan origination volume without incurring substantially higher funding costs, agreeing to terms that are not favorable to us or relying on our balance sheet to support funding, each of which could adversely affect our business, financial condition and results of operations.

We cannot be certain about the level of investor demand for securitizations. Events of default or breaches of financial, performance or other covenants, or worse than expected performance of certain pools of loans underpinning our asset-backed securitizations, debt facilities or other structured and unstructured transactions, have limited in the past and could limit our access to funding from institutional investors. For example, as of June 30, 2025, the loans originated in 2021 through 2023 that were included in our asset-backed securitizations had

Upstart Holdings, Inc.
underperformed relative to their expected target returns at the time of origination, resulting in negative rating agency actions in several of our asset-based securitizations.

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

The performance of loans facilitated through our marketplace is significantly dependent on the effectiveness of our proprietary AI models used to evaluate a borrower’s credit profile and likelihood of default. Our AI models have not been extensively tested during different types of economic downturns or recessions. Even if credit decisions take into account macroeconomic conditions, there is no assurance that our AI models can accurately predict loan performance during periods of adverse economic conditions or quickly respond to changing economic conditions. If our AI models are unable to accurately reflect the credit risk of loans under such economic conditions, we, our lending partners and our institutional investors would experience greater than expected losses on such loans, which would harm our reputation and erode the trust we have built with our lending partners and institutional investors. We have experienced and may continue to experience high delinquency rates and underperformance of loans originated using our AI models in recent periods. For example, as of June 30, 2025, the

Upstart Holdings, Inc.
quarterly vintages of core personal loans that originated in the second quarter of 2023 through the fourth quarter of 2023 were forecasted to underperform relative to their target returns set at the time of loan origination. The fair value of the loans on our balance sheet has declined and may continue to decline. Our business, financial condition and results of operations can continue to be adversely affected if our AI models are not able to accurately and timely assess the impact of macroeconomic conditions on the performance and default rates of loans facilitated through our marketplace.

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

Our success depends in significant part on the participation of our lending partners in our marketplace. In the six months ended June 30, 2025, 78% of our total revenue was generated from platform, referral and servicing fees that we receive from our lending partners. Our lending partners also provide loan funding to our marketplace by retaining a significant portion of the loans facilitated through our marketplace. Out of the total principal of loan originations facilitated on our marketplace during the six months ended June 30, 2025, 26% were retained by our lending partners. If we are unable to keep existing lending partners or attract new lending partners to our marketplace, or if we are unable to maintain or increase the portion of loans retained by the lending partners, our financial performance could suffer.

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

We enter into a separate agreement with each of our lending partners. Our agreements with our lending partners are nonexclusive and may contain minimum fee amounts. Our lending partners could decide to stop working with us, ask to modify their agreement terms in a cost prohibitive manner when their agreement is up for renewal or enter into exclusive or more favorable relationships with our competitors. In addition, federal or state regulators may require that they terminate or otherwise limit their business with us, or impose regulatory pressure limiting their ability to do business with us. See the risk factors titled “—Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations” and “—The CFPB has recently adopted a more restrictive view of its authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other agency could impact our business” for more information. Moreover, we could in the future have disagreements or disputes with any of our lending partners, which could negatively impact or threaten our relationship with them. In our agreements with lending partners, we make certain representations and warranties and covenants concerning our compliance with specific policies of a lending partner, certain procedures and guidelines related to laws and regulations applicable to our lending partners, as well as the services to be provided by us. If those representations and warranties were not accurate when made or if we fail to perform a covenant, we may be liable for any resulting damages, including potentially any losses associated with impacted loans, and our reputation and ability to continue to attract new lending partners would be adversely affected. Additionally, our lending partners may engage in mergers, acquisitions or consolidations with each other, our competitors or with third parties, any of which could be disruptive to our existing and prospective relationships with our lending partners. If we fail to maintain or grow the number of lending partners, our business, financial condition and results of operations could be adversely affected.
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

We have incurred net losses in the past, and we may not be able to maintain or achieve profitability in the future.

For the six months ended June 30, 2025, we achieved net income of $3.2 million. Although we have generated net income in certain periods, we have also incurred net losses and may do so again in the future. We have expended, and intend to continue to expend, significant funds to develop and improve our proprietary AI models, attract additional borrowers to our marketplace, enhance the features and overall user experience on our platform, expand loan product offerings and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We have incurred in the past, and may incur in the future, significant losses for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions and other unknown events. Any failure to maintain or increase our revenue sufficiently to keep pace with our investments and other expenses would prevent us from maintaining or achieving profitability. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

If we are unable to manage risks associated with the loans on our balance sheet, our business, financial condition and results of operations may be adversely affected.

We have held more Upstart-powered loans on our balance sheet in recent years and may continue to do so in the future. We have used, and may continue to use, our balance sheet to support our research and development activities for new loan products and borrower segments. In addition to research and development activities, we have used and may continue to use our balance sheet to purchase Upstart-powered loans from lending partners to address fluctuations in supply and demand in our marketplace and periodically sell these loans to institutional investors prior to their maturity. Out of the total principal of loan originations facilitated on our marketplace during the six months ended June 30, 2025, 21% were held on our balance sheet. As of June 30, 2025, we held $943.7 million of loans on our balance sheet, excluding loans held in consolidated securitization. We hold loans on our balance sheet at fair value and estimate fair value using a discounted cash flow methodology. An increase in the market interest rates reduces the fair value of loans held on our balance sheet by increasing the discount rate used to determine fair value under the discounted cash flow methodology. Currently, we are in a high interest rate environment. The high interest rates have negatively affected the fair value of loans held on our balance sheet and may continue to do so in the future. In addition, for these loans and any future loans to be held on our balance sheet, we bear the credit risk in the event of borrower default. Our exposure to rising borrower default rates and their volatility has increased, and may continue to increase, as we hold more Upstart-powered loans on our balance sheet. The R&D loans make up a substantial portion of the loans held on our balance sheet and are generally more risky and more likely to default than the core personal loans.

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

Upstart Holdings, Inc.
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

Our loan funding arrangements with institutional investors, securitization programs, and warehouse credit and risk retention financing facilities expose us to certain risks, and if we fail to successfully manage such risks, it may result in the reduced supply of loan funding capital or require us to seek more costly or less efficient financing for our marketplace.

We have facilitated securitizations, and may in the future facilitate additional securitizations, of Upstart-powered loans to allow our institutional investors, certain lending partners and/or ourselves to liquidate or finance such loans through the asset-backed securities markets or through other capital markets products. In asset-backed securities transactions, we sell and convey pools of loans to a special purpose entity, or SPE. We likewise finance certain loans on our balance sheet by selling loans to warehouse trust SPEs and drawing on the associated warehouse credit facilities. Each securitization SPE issues notes and/or certificates pursuant to the terms of indentures and trust agreements. In the case of the warehouse credit facilities, the warehouse trust SPE borrows money from banks pursuant to credit and security agreements. The securities issued by the SPEs in asset-backed securitization transactions and the lines of credit borrowed by the warehouse SPEs are each secured by the pool of loans owned by the applicable SPE. We, our institutional investors who have purchased whole loans or pass-through certificates, and/or our lending partners contribute loans to the SPE and in exchange, receive cash and/or securities representing debt and/or equity interests in such SPE.

When we are the sole sponsor of securitizations, we are required under Regulation RR to retain at least five percent of the credit risk in such transactions for a specific period of time. In certain cases, we finance all or a portion of our retained risk position through third-party financing arrangements, including dedicated risk retention financing facilities. If Regulation RR and related regulations were to change or these risk retention financing facilities become unavailable on acceptable terms, or at all, our ability to finance our credit risk retention balances may become constrained, which may impact our ability to be a sole sponsor of our securitizations in the future. We have in the past and may choose in the future to retain additional securities, such as notes or certificates, issued in asset-backed securitization transactions we sponsor or facilitate. The certificates represent residual equity interests in the SPEs and are subordinated to the notes and thus are exposed to greater credit risk. In 2023, 2024, and 2025, we acted as a sole retaining sponsor to asset-backed securitizations and, in one instance, retained not only the securities

Upstart Holdings, Inc.
required for risk retention purposes under Regulation RR, but also additional residual equity interests, exposing us to greater credit risk. The securities we retain may lose value, including becoming worthless. In the future, we may retain securities issued as part of our securitizations beyond risk retention requirements again. In addition, other matters, such as capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities, macroeconomic factors impacting allocations of funds or increasing competition from other issuers of asset-backed securities, could negatively impact our business by decreasing institutional investor demand for securities issued through our securitization transactions. In addition, compliance with certain regulatory requirements, including the Dodd-Frank Act, the Investment Company Act of 1940, as amended, or the Investment Company Act, the so-called “Volcker Rule,” and states licensing requirement changes to include SPEs, may affect the type of securitizations that we are able to complete.

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

Upstart Holdings, Inc.
•regulatory or investment practices related to maintaining net asset value, mark-to-market and similar metrics surrounding pools of purchased loans; and
•the ability of our institutional investors to access funding and liquidity channels, including but not limited to warehouse financing and securitization markets, on terms they find acceptable to deliver an appropriate return net of funding costs, as well as general economic conditions and market trends, such as increasing interest rates, that affect the appetite for loan financing investments.

In connection with our committed capital and other co-investment arrangements, we have agreed to compensate our loan buyers/co-investors, subject to a limit, if credit performance on the loans deviates from expectations. As of June 30, 2025, our maximum exposure to losses under these committed capital and other co-investment arrangements was approximately $660.2 million. See “Note 4. Beneficial Interests” for more information. Committed capital and other co-investment arrangements could negatively impact our financial results. We may also experience declines in revenue and loan volume if existing committed capital or other co-investment arrangements do not provide funding on the agreed upon terms or we fail to secure additional committed capital or other capital arrangements on commercially reasonable terms, or at all.

We are also subject to risk that arises from our derivative instruments, beneficial interests, warehouse facilities, and third-party custodians. These activities generally involve an exchange of obligations with unaffiliated lenders or other individuals or entities, referred to in such transactions as “counterparties.” If a counterparty were to default or otherwise fail to perform, we could potentially be exposed to loss if such counterparty were unable to meet its obligations to us, which could adversely affect our business, financial condition and results of operations.

Our top three lending partners account for a significant portion of loan originations on our marketplace and our revenue.

Our top three lending partners originate a significant portion of loans on our marketplace. In the six months ended June 30, 2025, our top three lending partners collectively originated 85% of the Transaction Volume, Number of Loans and accounted for 62% of our total revenue. There are no minimum commitments for our lending partners to originate any volume of loans under our agreements. If our top three lending partners were to suspend, limit or cease their operations or otherwise terminate their relationship with us, our business, financial condition and results of operations would be adversely affected. As of June 30, 2025, we had more than 100 lending partners participating on our marketplace, and we continue to expand our lending partnerships to new participants. If we are unable to continue to increase the participation by other lending partners on our marketplace, we will continue to be reliant on a small number of lending partners for a significant portion of loan originations and revenue, which could harm our business.

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

Upstart Holdings, Inc.

For example, consumer advocacy groups, state legislatures, politicians and certain government and media reports have advocated governmental action to prohibit or severely restrict consumer loan arrangements where banks contract with a third-party platform such as ours to provide origination assistance services to bank customers. Such criticism has frequently been levied in the context of high-interest “payday” loans, although other entities operating programs through which loans similar to Upstart-powered loans are originated have also faced criticism. In addition, some state legislatures are now challenging the right of state-chartered banks to export their home-state rates to other states by proposing, threatening to propose, or passing laws that opt out of the federal Depository Institution Deregulation Monetary Control Act, or DIDMCA. Opting out purportedly prevents out-of-state, state-chartered banks from exporting the rates from their home state for loans made to residents of the state that opted out. Iowa opted out of DIDMCA in the 1980s and in 2023, Colorado passed a law to opt out. The Colorado law is currently subject to an injunction that prevents enforcement, pending outcome of litigation regarding the effectiveness of such opt out. The high-interest loans that have been subject to more frequent criticism and challenge are fundamentally different from Upstart-powered consumer loans in many ways, including that Upstart-powered loans typically have lower interest rates and longer terms, and are not refinanced. In particular, interest rates of Upstart-powered consumer loans have always been and are currently less than 36% annual percentage rate (“APR”), as compared to the triple-digit interest rates of many payday or small dollar loans that have been subject to such criticism. However, states that are addressing their marketplace lending and rate exportation concerns through legislation may impact our marketplace if the state rate limit is below 36%. Where that happens, our state-chartered lending partners may need to scale back lending on our marketplace to comply with state laws or may terminate their participation in our marketplace, leading to a reduction in origination volume. These challenges to the marketplace lending model could also negatively impact demand for Upstart-powered loans, our ability to attract new lending partners, our ability to attract loan funding to our marketplace or reduce the number of potential borrowers to our marketplace. Any of the foregoing could adversely affect our results of operations and financial condition.

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

AI and related technologies are subject to public debate and heightened regulatory scrutiny. Although policy prerogatives of the Consumer Financial Protection Bureau (“CFPB”) have changed with the recent change in the U.S. presidential administration, the CFPB previously indicated that AI was a regulatory hot topic for the agency, including the use of complex credit scoring models as part of the loan underwriting process. The agency previously took several steps to increase regulatory scrutiny of financial technology companies that rely on AI. In April 2023, the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the CFPB, and the Equal Employment Opportunity Commission (“EEOC”) released a joint statement on AI demonstrating their interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. The Congressional Research Service released a report on April 3, 2024 on the use of AI and machine learning in financial services, noting that financial industry policymakers face competing pressures of providing beneficial technology and avoiding any consumer harm from such technology. In addition, recently, the SEC cautioned companies against “AI washing” and took enforcement actions against companies for their claims about the use of AI in their products and services. In June 2024, the Treasury Department also issued a request for information seeking public comments on the use of AI in the financial services sector and the opportunities and risks presented

Upstart Holdings, Inc.
by developments and applications of AI within the sector. In August 2024, the CFPB also responded to a Department of Treasury Request For Information regarding the use of AI in financial services, reinforcing their expectation that companies using emerging technologies including AI comply with existing consumer protection laws and regulations. States have also started to regulate the use of AI, with Colorado passing the first comprehensive AI bill in June 2024. That same month, Colorado passed its AI Act, creating duties for developers of AI and persons using AI to use reasonable care to protect consumers from any known or reasonably foreseeable risks of algorithmic discrimination arising from the use of "high-risk AI systems.” California attempted to pass a similar law but was not successful. Other states have begun proposing and passing legislation addressing the use of AI and automated decision making, and we expect the number of states with similar legislation to grow. Any negative publicity or negative public perception of AI could negatively impact demand for our AI lending marketplace, hinder our ability to attract new lending partners or slow the rate at which lending partners adopt our AI lending marketplace. From time to time, certain advocacy groups have made claims that unlawful or unethical discriminatory effects may result from the use of AI technology by various companies, including ours. Such claims, whether or not accurate, and whether or not concerning us or our AI lending marketplace, may harm our ability to attract prospective borrowers to our marketplace, retain existing and attract new lending partners and achieve regulatory acceptance of our business.

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

We have been subject to other governmental inquiries on this topic. See the risk factor titled “—We have been in the past and may in the future be subject to federal and state regulatory inquiries regarding our business” for more information. The CFPB issued a final rule in June 2024 that will require us and other non-bank entities to report any public regulatory or court orders related to violations of consumer protection laws in a registry that will be available to the public, which can impact our public perception and reputation. In April 2025, the CFPB announced it would not prioritize enforcement or supervision for entities that do not register, and it issued a proposal to rescind the rule, but such rescission is not yet effective. Negative public perception, actions by advocacy groups or legislative and regulatory interest groups could lead to lobbying for and enactment of more restrictive laws and regulations that impact the use of AI technology in general, AI technology as applied to lending operations generally or as used in our applications more specifically. Any of the foregoing could negatively impact our business, financial condition and results of operations.

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

Federal and state regulators have also focused on eliminating or regulating “junk fees,” which are often not well defined. The CFPB has identified the fees associated with the sale of ancillary products in connection with financing the purchase of an auto or undisclosed banking or collection fees as having the potential to be unfair or deceptive. More recently, the FTC finalized a rule on junk fees and narrowed the scope of the industries covered to exclude financial services. However, the increased focus on fees in the financial services space by federal and state regulators will likely continue. Should any of the fees charged to borrowers on loans obtained through our marketplace be deemed unfair or deceptive, such fees may be subject to refund or deemed uncollectable.

The CFPB has the ability to regulate and investigate our business activity and has, in the past, increased their activity and scrutiny in the financial services industry. It has also issued several supervisory highlights focusing on various aspects of consumer lending, such as credit reporting, servicing and repossession activities in the auto lending space. In January 2025, the new U.S. presidential administration issued an Executive Order to halt all activity on the CFPB’s pending and proposed rules, and in May 2025, the CFPB rescinded nearly 70 guidance documents, including interpretive rules, policy statements, and advisory opinions, Due to the changing nature of the regulatory environment and uncertainty about the priorities and direction of the CFPB under the new U.S. presidential administration, we cannot be certain how the regulatory environment may impact our business.

State regulators have also increased the level of regulatory scrutiny on financial technology companies and the bank partnership model. Massachusetts previously used its unfair, deceptive or abusive acts or practices (“UDAAP”) law to find that a fintech company that partnered with a federally insured, state-chartered bank to offer loans in the state was the “true lender” of the loans, and required the fintech company to permanently cease all business in Massachusetts. A recent alert from the Ohio banking regulator announced a change in the regulator’s opinion that the small loan license is now required for fintech companies to broker loans to their bank partners. Increased scrutiny of bank partnership arrangements continues, as states codify laws to determine who is the true lender for certain loans with the goal of regulating either the non-bank partner or limiting the rate that can be charged and/or collected. Moreover, the OCC, FDIC, and the Board of Governors of the Federal Reserve System

Upstart Holdings, Inc.
issued joint guidance indicating they intend to use their supervisory authority through examinations to review bank third-party relationships with financial technology companies to identify business practices that could pose a risk of potential consumer harm. Should the agencies review our program and identify any such risks or issue consent orders against any of our lending partners, it could impact the viability of the bank partnership model or require additional actions by us and the lending partner to mitigate risks identified.

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

Our success depends in part on our loan servicing and collection efforts. In the six months ended June 30, 2025, 17% of our revenue from fees, net was generated from loan servicing fees. The vast majority of Upstart-powered loans are not secured by any collateral, and none are guaranteed or insured by any third party or backed by any governmental authority. As a result, we are limited in our ability to collect on such loans on behalf of our lending partners and institutional investors if a borrower is unwilling or unable to repay them. Where the loan is secured by an automobile, for our auto product, or home, for our HELOC product, we could still be limited in our ability to collect on the loan if we cannot secure the automobile or home. The ability to collect on the loans is largely dependent on the borrower’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including, but not limited to, unemployment, divorce, death, illness, bankruptcy or the economic or social factors beyond personal circumstances of a borrower. In addition, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. It is possible that a higher percentage of consumers will seek protection under bankruptcy or debtor relief laws as a result of the current inflationary environment, the possibility of a recession and market volatility. Federal, state, or other restrictions could impair our ability to collect amounts owed and due on the loans facilitated through our marketplace, reduce income received from the loans facilitated through our marketplace, or negatively affect our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

In addition, significant increases in fraudulent activity could lead to regulatory intervention, which could increase our costs and negatively impact our brand and reputation. Further, if there is any increase in fraudulent activity that increases the need for human intervention in screening loan application data, the level of automation on our platform could decline and negatively affect our unit economics. If we are unable to manage these risks, our business, financial condition and results of operations could be adversely affected.

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

We are increasingly dependent on data, information systems, services and infrastructure to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including personal information, credit information and other sensitive data of borrowers and potential borrowers. It is critical that we do so in a manner designed to maintain the confidentiality, security and integrity of such sensitive information. We also have arrangements in place with certain third-party vendors that require us to share consumer information with the vendor in order to receive its services. We have outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may in turn subcontract or outsource some of their responsibilities to other parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, are large and complex, with many points of entry and access.

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

In our asset-backed securitizations, pass-through certificate transactions, warehouse credit facilities, whole loan sale arrangements and other commercial transactions, we make numerous representations and warranties concerning the characteristics of the Upstart-powered loans sold and transferred in connection with such transactions, including representations and warranties that the loans meet the eligibility requirements of those facilities and of institutional investors. If those representations and warranties were not accurate when made and are not timely cured or incurable, we may be required to repurchase the underlying loans or make payments. Failure to repurchase such loans or make payments could constitute a default or termination event under the agreements governing our various arrangements or transactions and could require us to indemnify certain financing parties. Through June 30, 2025, the number of Upstart-powered loans requiring repurchase or payments from Upstart as a result of inaccurate representations and warranties represents less than 1% of all Upstart-powered loans. While an immaterial number of Upstart-powered loans have been historically repurchased by us or required us to make payments, there can be no assurance that we would have adequate cash or other qualifying assets available to make such repurchases or payments if and when required. Such repurchases or payments could be limited in scope, relating to small pools of loans, or significant in scope, across multiple pools of loans. If we were required to make such repurchases or payments and if we do not have adequate liquidity to fund such repurchases or payments, our business, financial condition and results of operations could be adversely affected. In addition, a high volume of repurchases or payments due to a breach of such representations and warranties could have an adverse impact on our reputation as a loan seller and servicer.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

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

Upstart Holdings, Inc.
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

Our ability to operate our platform depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively, which would allow competitors to duplicate our AI models or AI lending marketplace and adversely affect our ability to compete with them. We rely on a combination of copyright, trade secret, patent, trademark laws and other rights, as well as confidentiality procedures, contractual provisions and our information security infrastructure to protect our proprietary technology, processes and other intellectual property. While we have, as of June 30, 2025, four patents granted and six patent applications pending in the United States related to our proprietary risk model and data engineering, we have limited patent protection and our patent applications may not be successful. A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

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

Upstart Holdings, Inc.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Our success depends in part on our relationships with third-party vendors. In some cases, third-party vendors are one of a limited number of sources. For example, we rely on national consumer reporting agencies, such as TransUnion, for a large portion of the data used in our AI models. In addition, we rely on third-party verification technologies and services that are critical to our ability to maintain a high level of automation on our platform. In addition, because we are not a bank, we cannot belong to or directly access the ACH payment network. As a result,

Upstart Holdings, Inc.
we rely on one or more payment processors or banks with access to the ACH payment network to process collections on Upstart-powered loans. Many of our vendor agreements are terminable by either party without penalty and with little notice. If any of our third-party vendors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider and may not be able to secure similar terms or replace such providers in an acceptable time frame. We also rely on other software and services supplied by vendors, such as communications, analytics and software-as-a-service platforms, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

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

Upstart Holdings, Inc.
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

When establishing the interest rates and structures (and the amounts and structures of certain fees constituting interest under federal and state banking laws, such as origination fees, late fees and non-sufficient funds fees) that are charged to borrowers on loans originated through our marketplace, our lending partners rely on authority under federal law to export the interest rate requirements of each lending partner’s home state. Further, we, our securitization vehicles and our institutional investors that purchase Upstart-powered loans originated by our lending partners rely on the ability, as subsequent holders of the loans, to continue charging the interest rates and fee structures and enforce other contractual terms agreed to between the lending partners and the borrowers, as permitted under federal banking laws. The current maximum annual percentage rate of the loans facilitated through our marketplace is 35.99% and in some cases, the maximum rate is lower based on regulatory or legislative action in a particular state. In other states, the interest rates and fee structures of certain Upstart-powered loans exceed the maximum interest rate or may not align with the fee structure permitted for consumer loans applicable to non-bank lenders to borrowers residing in, or that have nexus to, such states. In 2024 and 2025, several states introduced legislation to opt out of the federal law that allows for the exportation of interest rates by state-chartered banks (DIDMCA), which, if passed, would arguably prevent out-of-state banks from exporting their higher interest rates into the states that opted out. Iowa opted out of rate exportation many years ago and more recently, Colorado passed legislation to opt out, although the law is the subject of litigation and is not currently enforceable.

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

Upstart Holdings, Inc.
The scope and validity of the Second Circuit’s Madden decision remain subject to challenge and clarification, including outside of the Second Circuit. For example, the Colorado Administrator of the Colorado Uniform Consumer Credit Code, or the UCCC, reached a settlement with respect to complaints against two online lending platforms whose operations share certain commonalities with ours, including with respect to the role of lending partners originating loans and non-bank purchasers of such loans. The complaints included, among other claims, allegations, grounded in the Second Circuit’s Madden decision, that the rates and fees for certain loans could not be enforced lawfully by non-bank purchasers of bank-originated loans. Under the settlement, the banks and non-bank purchasers committed to, among other things, limit the annual percentage rates on loans to Colorado consumers to 36% and take other actions to ensure that the banks were in fact the true lenders. The non-bank purchasers also agreed to obtain and maintain a Colorado lending license. In Colorado, this settlement created a helpful model for what constitutes an acceptable bank partnership model; however, Colorado passed legislation to opt out of the federal law that allows state-chartered banks to export their rates, with such law scheduled to become effective July 1, 2024 but was later subject to an injunction pending the outcome of a legal challenge of the law. Regardless, the settlement may also invite other states to initiate their own actions and set their own regulatory standards through enforcement.

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

By mid-2025, at least thirteen (13) states had or proposed to enact true lender laws. Also known as anti-evasion laws, true lender laws are statutory tests, providing that a non-bank entity is a “lender” subject to certain requirements of the state consumer lending license laws if the entity, among other things: (i) has the predominant economic interest in a loan; (ii) brokers, arranges, or facilitates a loan with a greater rate of interest than is permitted by the state’s lending laws; (iii) brokers, arranges or facilitates a loan and has the right to purchase the loan; or (iv) based on the totality of the circumstances, appears to be the lender (e.g. operates or controls the credit program). Washington most recently passed a true lender law that became effective June 6, 2024. More states may also

Upstart Holdings, Inc.
institute similar statutory “true lender” tests, which may increase the risk of true lender litigation in certain jurisdictions. More true lender tests may also result in increased usury and licensing risk or an unwillingness by our lending partners or investors to originate or purchase loans in states with these laws. Other states may take different paths to promulgate similar “true lender” restrictions, and if not through a legislative path, impacted parties may have little to no advance notice of new restrictions and compliance obligations (e.g. Massachusetts previously concluded a non-bank entity was the true lender using the state’s unfair and deceptive practices statute).

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

Upstart Holdings, Inc.
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

In addition, a number of participants in the consumer financial services industry have been the subject of putative class action lawsuits, state attorney general actions and other state regulatory actions or federal regulatory enforcement actions alleging noncompliance with various laws and regulations relating to originating, servicing and collecting consumer loans and providing consumer financial services and products, including actions relating to alleged unfair, deceptive or abusive acts or practices, violations of state licensing and lending laws, including state usury and disclosure laws and actions alleging discrimination on the basis of race, ethnicity, gender or other prohibited bases. The current regulatory environment, increased regulatory compliance efforts, and enhanced regulatory enforcement have resulted in us undertaking significant time-consuming and expensive operational and compliance efforts to operate in accordance with relevant laws, which may delay or preclude our or our lending partners’ ability to provide certain new products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state or federal consumer protection statutes may result in a separate fine assessed for each violation or substantial damages from class action lawsuits, potentially in excess of the amounts we earned from the underlying activities or that may be covered by our insurance.

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
•the Credit Practices Rule which (i) prohibits lenders from using certain contract provisions that the Federal Trade Commission has found to be unfair to consumers and (ii) prohibits certain activity relating to the assessment of late charges;
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

Upstart Holdings, Inc.
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
•the Military Lending Act, which requires those who lend to “covered borrowers,” including members of the military and their dependents, to only offer Military APRs (a specific measure of all-in-cost-of-credit) under 36%, prohibits arbitration clauses in loan agreements, and prohibits certain other loan agreement terms and lending practices in connection with loans to military servicemembers, among other requirements, and for which violations may result in penalties including voiding of the loan agreement;
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

Upstart Holdings, Inc.
We may not always have been, and may not always be, in compliance with these and other applicable laws, regulations and rules. And while compliance with these requirements is a business priority for us, it is also costly, time-consuming and limits our operational flexibility. Additionally, Congress, the states and regulatory agencies, as well as local municipalities, could further regulate the consumer financial services industry in ways that make it more difficult or costly for us to offer our AI lending marketplace and related services or facilitate the origination of loans for our lending partners. These laws also are subject to changes that could severely limit the operations of our business model. Further, changes in the regulatory application or judicial interpretation of the laws and regulations applicable to financial institutions also could impact the manner in which we conduct our business. The regulatory environment in which financial institutions operate has become increasingly complex, and following the financial crisis that began in 2008, supervisory efforts to apply relevant laws, regulations and policies have become more intense. Additionally, states are increasingly introducing and, in some cases, passing laws that restrict interest rates and APRs on loans similar to the loans made on our marketplace, which could end rate exportation in their states by out-of-state, state-chartered banks. Colorado was the first state to enact such legislation since Iowa, and other states have proposed but have not yet passed similar legislation. Further, in late 2020, California created the Department of Financial Protection and Innovation (“DFPI”), a “mini-CFPB,” through expansion of regulation of financial service providers under the California Consumer Financial Protection Law. This increases the state’s authority and oversight of bank partnership relationships and strengthens state consumer protection authority to police debt collections and unfair, deceptive or abusive acts and practices. Voter referendums also have introduced and, in some cases, passed, restrictions on interest rates and/or APRs. If such legislation or bills were to be propagated with rates and/or APRs under 36%, or if state or federal regulators seek to restrict regulated financial institutions such as our lending partners from engaging in business with Upstart in certain ways, our lending partners’ ability to originate loans in certain states could be greatly reduced, and as a result, our business, financial condition and results of operations would be adversely affected.

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

Upstart Holdings, Inc.
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

The CFPB, which commenced operations in July 2011, has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as UDAAP authority under the Consumer Financial Protection Act, the Truth in Lending Act and Regulation Z, ECOA and Regulation B, the Fair Credit Reporting Act and Regulation V, the Electronic Funds Transfer Act and Regulation E, among other regulations, and to enforce compliance with those laws. The CFPB has broad enforcement authority over all providers of financial products and services. The CFPB also has supervisory authority over banks, thrifts and credit unions with assets over $10 billion and certain participants in the consumer financial services market, including short-term, small dollar lenders, non-bank mortgage originators and servicers, and larger participants in other areas of financial services, including some of our lending partners and Upstart Mortgage LLC. The CFPB is also authorized to prevent “unfair, deceptive or abusive acts or practices” through its rulemaking, supervisory and enforcement authority. To assist in its enforcement and supervisory activity, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the loan products offered through our marketplace. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request reports concerning our organization, business conduct, markets and activities and conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to consumers.

Under the Biden administration, the CFPB increased hiring in its Enforcement Division and created a Repeat Offender Unit. It also, for the first time, officially established the CFPB’s supervisory authority over a non-bank entity not otherwise subject to the CFPB’s supervisory authority due to the risk the non-bank lender posed to consumers. The CFPB exercised this previously dormant authority for the second time in December 2024, establishing supervisory authority over a technology company offering a peer-to-peer payment product. If the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

For non-bank financial institutions, the FTC is also a primary regulator, and in recent years the FTC has been focused on practices of financial technology companies. Based on publicly available actions, the FTC’s primary focus has been with respect to financial technology company marketing and disclosure practices. For instance, in October 2018 the FTC took action against student loan refinance lender SoFi, claiming that the company made prominent false statements regarding the average savings a consumer would realize over the lifetime of the loan if they refinanced with SoFi. In addition, SoFi allegedly exaggerated claims of anticipated borrower savings by excluding certain customer populations from the analysis. In addition, in July 2021 the FTC settled litigation with LendingClub regarding, among other things, the adequacy of its disclosures of an origination fee associated with the product. Moreover, the FTC previously issued a staff report on digital “dark patterns,” sophisticated design practices that can trick or manipulate consumers into buying products or services or giving up their private information, that, among other things, highlighted marketing and disclosure practices by some financial technology companies that the FTC claimed were deceptive because of their use of dark patterns. Based upon prior enforcement actions, staff reports, and statements by FTC officials, we believe this scrutiny of financial technology company marketing and disclosure practices will continue in the near future. While we maintain policies and procedures that require our marketing and loan application and servicing operations comply with UDAP standards, we may not be successful in our efforts to achieve compliance either due to internal or external factors, such as resource allocation limitations or a lack of vendor cooperation.

The collection, processing, storage, use and disclosure of personal information could give rise to liabilities as a result of existing or new governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

We receive, transmit and store large volumes of personal information and other sensitive data, which may potentially include biometric data as defined by state law, from applicants and borrowers. Each lending partner can access information about their respective borrowers and declined applicants via daily loan reports and other reporting tools that are provided via the platform. For loan institutional investors, while we generally limit access to personal information, we do share some personal information about borrowers with certain institutional investors. There are federal, state and foreign laws regarding privacy and the storing, sharing, use, disclosure and protection of personal information and sensitive data including those specific to biometric data. Specifically, cybersecurity and data privacy issues, particularly with respect to personal information, are increasingly subject to legislation and regulations to protect the privacy and security of personal information that is collected, processed and transmitted. For example, the GLBA includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to non-affiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by non-affiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy notices and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal borrower information. Privacy requirements under the GLBA are enforced by the CFPB, as well as the FTC, and under Section 5 of the Federal Trade Commission Act, we and our lending partners are prohibited from engaging in unfair and deceptive acts and practices, or UDAP. For example, both the FTC and CFPB have relied on UDAP/UDAAP principles to increase enforcement of “dark patterns,” the definition of which varies but has been defined as “design features used to deceive, steer, or manipulate users into behavior that is profitable for an online service, but often harmful to users or contrary to their intent.” We are and our lending partners are also prohibited from sharing consumer information without proper notification and consent. For example, lawsuits were previously filed against TD Bank and Capital One for alleged privacy violations under GLBA and similar state privacy laws and unfair and deceptive practices under UDAAP, for the alleged sharing of nonpublic personal information (“NPI”) with Meta without (1) properly

Upstart Holdings, Inc.
disclosing in the bank’s privacy policy or elsewhere that NPI was shared with Meta; and (2) allowing customers to opt out of having their NPI shared with Meta.

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

At the state level, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, requires, among other things, that covered companies provide disclosures to California residents and afford such persons new abilities to opt-out of certain sales or retention of their personal information by us. Aspects of the CCPA and its interpretation remain unclear. In addition, California voters approved Proposition 24 in the November 2020 election to create the California Privacy Rights Act, or CPRA, which amends and purports to strengthen the CCPA and created a state agency, the California Privacy Protection Agency, to enforce privacy laws. The CPRA amendments create obligations relating to consumer data as of January 1, 2023 (with a one-year lookback), and enforcement beginning March 29, 2024. Following the enactment of the CCPA, certain states have enacted, and other states are proposing to enact, laws and regulations that impose obligations similar to the CCPA or that otherwise involve significant obligations and restrictions. While many of these laws include exemptions for information covered by the GLBA, and we therefore may be exempt from all or most obligations under many of these state privacy laws, some states do not provide for such exemptions, and such exemptions may not fully exempt us from compliance with state laws.

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

The regulatory framework for AI and machine learning technology is evolving and remains uncertain. For example, in April 2023, the FTC, DOJ, EEOC and CFPB released a joint statement on potential “threats” posed by AI, such as contributing to discriminatory outcomes. Additionally, the CFPB published statements in May 2022 and September 2023 on the applicability of ECOA to AI and machine learning underwriting models when generating adverse action notices. Several federal agencies including the CFPB and Treasury Department have issued requests for information to investigate the impacts of AI on the provision of financial goods and services. On the other hand, in January 2025, the U.S. President issued an Executive Order directing heads of executive departments and agencies to develop an action plan to enhance the United States’s global AI dominance. On July 23, 2025, the U.S. federal government released a policy roadmap and set of initiatives referred to as America’s AI Action Plan.

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

Upstart Holdings, Inc.
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

RISKS RELATED TO INDEBTEDNESS

We rely on borrowings under our warehouse credit facilities and risk retention financing facilities to fund certain aspects of our operations, and any inability to meet our obligations as they come due or to comply with various covenants or representations contained in our warehouse credit facilities could harm our business.

We, through our warehouse trust special purpose entities, have entered into warehouse credit facilities to partially finance the purchase of certain loans from certain lending partners that originate loans through our marketplace, which credit facilities are secured by the purchased loans.

Under our warehouse credit facilities, we may borrow up to an aggregate of $475.0 million to purchase unsecured personal loans, $100.0 million to purchase small dollar loans, and up to $50.0 million to purchase auto loans. Our risk retention financing facility allows us to borrow up to an aggregate of $100.0 million. Our warehouse credit facilities mature between August 2026 and June 2028, by which time the outstanding principal, together with any accrued and unpaid interest, are due and payable. Our risk retention financing facility’s maturity aligns with the stated maturities of the underlying notes pledged as collateral, which range from June 2033 to April 2035. As of June 30, 2025, we have drawn an aggregate of $189.5 million on our warehouse credit facilities and $29.7 million on our risk retention financing facility, As of June 30, 2025, $316.5 million of the aggregate outstanding principal of loans and restricted cash and $29.9 million of securitization notes, at fair value, were pledged as collateral.

Our warehouse credit facilities impose operating and financial covenants on the applicable warehouse trust special purpose entity, and under certain termination events or events of default, the applicable lender could require that all or a portion of our outstanding borrowings become immediately due and payable or terminate their respective agreement with us. We have in the past, and may in the future, fail to comply with certain operating or financial covenants in our warehouse credit facilities, requiring a waiver from our lenders. If we are unable to repay our obligations at maturity or in the event of a termination event or default, the applicable borrowing warehouse

Upstart Holdings, Inc.
trust special purpose entity may have to liquidate the loans held as collateral at an inopportune time or price or, if the lender liquidated the loans, such warehouse trust would have to pay any amount by which the original purchase price exceeded their sale price. A termination event or an event of default would negatively impact our ability to purchase loans from our marketplace and require us to rely on alternative funding sources, which might increase our costs or which might not be available when needed. If we were unable to arrange new or alternative methods of financing on favorable terms, we might have to limit our loan funding, which could have an adverse effect on our lending partners’ ability or willingness to originate new loans or our ability to use leverage for the loans we hold, which in turn would have an adverse effect on our business, results of operations and financial condition.

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

Upstart Holdings, Inc.
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

As of June 30, 2025, a valuation allowance has been recorded to recognize only deferred tax assets that are more likely than not to be realized in the United States federal, state and local tax jurisdictions. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

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

Upstart Holdings, Inc.
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

We are subject to taxes in the United States under federal, state and local jurisdictions in which we operate. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation and macroeconomic, political or other factors. For example, the results of U.S. presidential and congressional elections may lead to tax law changes. We may be subject to examination in the future by federal, state and local authorities on income, employment, sales and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition and results of operations. Various tax authorities may disagree with tax positions we take and if any such tax authorities were to successfully challenge one or more of our tax positions, the results could adversely affect our financial condition. Further, the ultimate amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. For example, the Inflation Reduction Act of 2022, enacted on August 16, 2022, imposes a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our share repurchase program. In addition, the One Big Beautiful Bill Act, enacted on July 4, 2025, introduces significant changes to the Code, including restoring immediate expensing of domestic research and development expenditures and reinstating 100% bonus depreciation for qualifying property. Accordingly, the determination of our overall provision for income and other taxes is inherently uncertain as it requires significant judgment around complex transactions and calculations. As a result, fluctuations in our ultimate tax obligations may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition and results of operations in the periods for which such determination is made.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

We have also filed a shelf registration statement on Form S-3ASR in connection with the commencement of an “at the market” offering program, pursuant to which we may offer and sell up to $500.0 million of our common stock. Sales of our shares may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock. As of June 30, 2025, no shares were issued under the program.

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

Our amended and restated certificate of incorporation authorizes us to issue 603,908,657 shares of authorized but unissued common stock and rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 11,290,010 shares for issuance under our 2020 Equity Incentive Plan subject to adjustment in certain events. Any common stock that we issue, including under our 2020 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our common stock.

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

Upstart Holdings, Inc.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no repurchases of the Company’s common stock during the three months ended June 30, 2025.

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

During the quarter ended June 30, 2025, the following directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company each adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K):

Name and title of director and officer: Paul Gu, Chief Technology Officer
Date of adoption: May 28, 2025
Duration of the trading arrangement: Through August 31, 2026 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 581,500 shares, including shares issuable upon the exercise of outstanding options upon reaching the pricing targets defined in the trading arrangement.

Name and title of officer: Scott Darling, Chief Legal Officer
Date of adoption: May 30, 2025
Duration of the trading arrangement: Through February 27, 2026 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 74,000 shares, including shares issuable upon the exercise of outstanding options upon reaching the pricing targets defined in the trading arrangement, plus any additional shares to be received upon the vesting of restricted stock units to occur on various dates within the duration of the trading arrangement, net of shares withheld to cover tax obligations upon the vesting, plus any shares purchased under the ESPP.

Name and title of officer: Natalia Mirgorodskaya, Chief Accounting Officer
Date of adoption: May 30, 2025
Duration of the trading arrangement: Through February 27, 2026 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 23,642 shares, including shares issuable upon the exercise of outstanding options upon reaching the pricing targets defined in the trading arrangement, plus any additional shares to be received upon the vesting of restricted stock units to occur on various dates within the duration of the trading arrangement, net of shares withheld to cover tax obligations upon the vesting, plus any shares purchased under the ESPP.

During the quarter ended June 30, 2025, the following director and officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K):

Name and title of director and officer: Paul Gu, Chief Technology Officer
Date of termination: April 8, 2025
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

Upstart Holdings, Inc.
(Registrant)

Date: August 5, 2025	By:	/s/ Dave Girouard
Dave Girouard
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Sanjay Datta
Sanjay Datta
Chief Financial Officer
(Principal Financial Officer)