Form 10-Q/A
period 2025-06-30
Upstart Holdings, Inc.
filed 2025-08-06
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment”) amends the Quarterly Report on Form 10-Q for Upstart Holdings, Inc. (“Company”) for the period ended June 30, 2025 filed with the Securities and Exchange Commission on August 5, 2025 (the “Original Filing”) to revise Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, subsections “Key operating and Non-GAAP Financial Metrics” and “Reconciliation of Non-GAAP Financial Measures” to correct the Company's diluted Adjusted Net Income (Loss) Per Share for the three and six months ended June 30, 2025.

The Company previously reported diluted Adjusted Net Income (Loss) Per Share of $0.36 and $0.62 as of the three and six months ended June 30, 2025, respectively. The corrected diluted Adjusted Net Income (Loss) Per Share is $0.40 and $0.70 as of the three and six months ended June 30, 2025, respectively. This correction has no impact on the Company's net income (loss) per share or any other parts of the Original Filing.

This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment speaks as of the original filing date of the Original Filing, and does not modify, amend or update any other item or disclosures in the Original Filing.

Upstart Holdings, Inc.
FORM 10-Q/A

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “seek,” “could,” “would,” “intend,” “target,” “aim,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q/A include, but are not limited to, statements about:
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

AVAILABLE INFORMATION

Our website is located at www.upstart.com and our investor relations website at ir.upstart.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our investor relations website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The SEC also maintains a website that contains our SEC filings at www.sec.gov. The content of our websites and information that can be accessed through our websites is not incorporated by reference into this Quarterly Report on Form 10-Q/A or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Certain information and disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to rules and regulations of the SEC. Accordingly, the information included in this Quarterly Report on Form 10-Q/A should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

The Company generates all its revenue in the U..S. and a majority is earned in exchange for the use of the Company’s platform and for borrower referrals as well as for loan servicing activities provided to its lending partners and institutional investors. Refer to “Note 2. Revenue” for further information related to the Company's disaggregation of revenue from fees by type of service.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

16.    Subsequent Events

The Company has evaluated events that have occurred through the filing date of this Quarterly Report on Form 10-Q/A. Based on its evaluation, other than any items recorded or disclosed within the condensed consolidated financial statements and related notes, the Company has determined no subsequent events were required to be recognized or disclosed.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report on Form 10-Q/A. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction. The following presents our key operating and financial metrics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Transaction Volume, Dollars	$1,109,732	$2,820,398	$2,240,530	$4,954,006
Transaction Volume, Number of Loans(1)	143,900	372,599	263,280	613,305
Conversion Rate	15.2%	23.9%	14.6%	21.7%
Percentage of Loans Fully Automated	91%	92%	90%	92%

Contribution Profit(2)	$76,117	$140,543	$157,259	$242,915
Contribution Margin(2)	58%	58%	59%	57%
Adjusted EBITDA(2)	$(9,256)	$53,053	$(29,595)	$95,630
Adjusted EBITDA Margin(2)	(7)%	21%	(12)%	20%
Adjusted Net Income (Loss)(2)	$(15,282)	$42,248	$(42,447)	$73,437
Adjusted Net Income (Loss) Per Share:
Basic(2)	$(0.17)	$0.44	$(0.48)	$0.77
Diluted(2)	$(0.17)	$0.40	$(0.48)	$0.70
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

The Company also recognizes fees in relation to contracts with auto dealers for the use of Upstart Auto Retail software, a cloud-based solution that facilitates dealership operations and enables them to provide consumers with access to Upstart-powered auto loans. Refer to “Note 2. Revenue” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for more information.
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Net income (loss)	$(54,470)	$5,607	$(119,068)	$3,160
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	35,410	36,641	72,843	70,277
Reorganization expenses	3,778	—	3,778	—
Adjusted Net Income (Loss)	$(15,282)	$42,248	$(42,447)	$73,437

Add: interest on convertible notes	—	4,377	—	8,797
Adjusted Net Income (Loss) - diluted	$(15,282)	$46,625	$(42,447)	$82,234

Net income (loss) per share:
Basic	$(0.62)	$0.06	$(1.36)	$0.03
Diluted	$(0.62)	$0.05	$(1.36)	$0.03
Adjusted Net Income (Loss) Per Share:
Basic	$(0.17)	$0.44	$(0.48)	$0.77
Diluted	$(0.17)	$0.40	$(0.48)	$0.70
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

Our convertible senior notes have an aggregate principal balance of $1,230.4 million and bear interest at a rate of 0.25% per year in the case of the 2026 Notes, 2.00% per year in the case of the 2029 Notes, and 1.00% per year in the case of the 2030 Notes, in each case payable semiannually. The 2026 Notes mature on August 15, 2026, the 2029 Notes mature on October 1, 2029, and the 2030 Notes mature on November 15, 2030, in each case unless earlier converted, redeemed, or repurchased in accordance with their terms. Refer to “Note 8. Borrowings” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for further details on our Notes.

Our warehouse credit facilities, which mature between August 2026 and June 2028, allow us to borrow up to an aggregate of $475.0 million to purchase unsecured personal loans, $100.0 million to purchase small dollar loans, and up to $50.0 million to purchase auto loans. Our risk retention financing facility, the maturity of which aligns with the stated maturities of the underlying notes pledged as collateral, which range from June 2033 to April 2035, allows us to borrow up to $100.0 million. As of June 30, 2025, we have drawn an aggregate of $189.5 million on our warehouse credit facilities and $29.7 million on our risk retention financing facility. Refer to “Note 8. Borrowings” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for further details on our borrowings.

We lease office facilities under operating lease agreements which expire between 2027 and 2029. Our cash requirements related to these lease agreements are $48.2 million, of which $15.6 million is expected to be paid within the next 12 months. Refer to “Note 10. Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for further details on our operating lease obligations.

We have committed to purchase loans from certain lending partners at the conclusion of the required holding period, which is generally equal to three business days. As of June 30, 2025, the total loan purchase commitment was $116.4 million. We have also extended a line of credit to a third-party in connection with one of our committed capital and other co-investment arrangements. As of June 30, 2025, the Company had unfunded commitments related to the line of credit of $7.9 million. The Company also has commitments to fund future advances on HELOCs. As of June 30, 2025, these commitments were $16.2 million, however since we can limit these commitments under certain conditions or these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. See “Note 11. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for further details on our commitments.

In connection with our committed capital and other co-investment arrangements, we are obligated to put a certain amount of our assets at risk in relation to the credit performance of the underlying loans. The risk in these arrangements is subject to a dollar cap, which represents the Company’s maximum exposure to losses in a particular arrangement under severe, hypothetical circumstances, for which the Company believes the possibility is remote. As of June 30, 2025, the Company’s aggregate maximum exposure to losses was $660.2 million. Refer to “Note 4. Beneficial Interests” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for further details on our committed

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
capital and co-investment arrangements. Our cash requirements for the next 12 months related to investments in these existing arrangements is estimated to be up to $233.6 million.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in activities that are not reflected on our condensed consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated VIEs, including sale of whole loans, committed capital and other co-investment arrangements, and sponsored and co-sponsored securitization transactions, which we contractually service. We use these transactions to provide a source of liquidity to finance our business and to diversify our institutional investor base. If we are the retaining sponsor of a securitization transaction, we are required by law to retain at least 5% of the credit risk of the securities issued in these securitizations. We provide additional information regarding transactions with unconsolidated VIEs in “Note 3. Variable Interest Entities” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Recent Accounting Pronouncements

Refer to “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted when applicable.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see “Note 11. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q/A incorporated herein by reference.

Upstart Holdings, Inc.
ITEM 1A. RISK FACTORS
RISK FACTORS

Investing in our common stock involves a high degree of risk. The risks and uncertainties described below should be carefully considered, together with all of the other information in this Quarterly Report on Form 10-Q/A, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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

Despite this history of enforcement of consumer protection laws, as of the filing of this Quarterly Report Form 10-Q/A, given that the priorities and direction of the CFPB and other federal agencies under the new U.S. presidential administration have changed, we cannot be certain how the regulatory environment under the new administration may impact our business. See the risk factor titled “—Our business is subject to a wide range of laws

Upstart Holdings, Inc.
and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations” for more information.

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

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q/A or are incorporated herein by reference, in each case as indicated below.

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
—————
*    Filed herewith.
#    The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q/A, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Upstart Holdings, Inc.
(Registrant)

Date: August 6, 2025	By:	/s/ Dave Girouard
Dave Girouard
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Sanjay Datta
Sanjay Datta
Chief Financial Officer
(Principal Financial Officer)