Form 10-Q
period 2025-09-30
Upstart Holdings, Inc.
filed 2025-11-04
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2025 there were 97,286,484 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	December 31,	September 30,
	2024	2025
Assets
Cash and cash equivalents	$788,422	$489,784
Restricted cash	187,841	347,121
Loans (at fair value)(1)	806,304	1,229,976
Property, equipment, and software, net	39,013	44,259
Operating lease right of use assets	43,455	34,646
Beneficial interest assets (at fair value)	176,848	316,199
Non-marketable equity securities	41,250	41,250
Goodwill	67,062	67,062
Other assets (includes $107,627 and $229,214 at fair value as of December 31, 2024 and September 30, 2025, respectively)	216,763	334,551
Total assets(2)	$2,366,958	$2,904,848
Liabilities and Stockholders’ Equity
Liabilities:
Payable to investors	$60,173	$93,400
Borrowings	1,402,168	1,855,754
Payable to securitization note holders (at fair value)	87,321	55,175
Accrued expenses and other liabilities (includes $15,883 and $20,492 at fair value as of December 31, 2024 and September 30, 2025, respectively)	133,800	116,250
Operating lease liabilities	50,278	40,551
Total liabilities(2)	1,733,740	2,161,130
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; 700,000,000 shares authorized; 93,469,721 and 97,275,544 shares issued and outstanding as of December 31, 2024 and September 30, 2025, respectively	9	10
Additional paid-in capital	1,044,366	1,119,900
Accumulated deficit	(411,157)	(376,192)
Total stockholders’ equity	633,218	743,718
Total liabilities and stockholders’ equity	$2,366,958	$2,904,848
____________

(1)Includes $102.9 million and $64.1 million of loans, at fair value, contributed as collateral for the consolidated securitization as of December 31, 2024 and September 30, 2025, respectively. Refer to “Note 5. Fair Value Measurement” for details.

(2)The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by Upstart Holdings, Inc. at December 31, 2024 and September 30, 2025, respectively. The liabilities of each VIE can only be settled using the assets of the corresponding VIE and creditors of these entities do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share data)
(Unaudited)

	December 31,	September 30,
	2024	2025
Assets
Cash and cash equivalents	$1,312	$871
Restricted cash	47,642	90,563
Loans (at fair value)	750,184	1,052,786
Other assets (includes $1,864 and $824 at fair value as of December 31, 2024 and September 30, 2025, respectively)	12,971	7,033
Total assets	$812,109	$1,151,253

Liabilities
Payable to investors	$154	$154
Borrowings	195,606	140,522
Payable to securitization note holders (at fair value)	87,321	55,175
Accrued expenses and other liabilities	4,493	2,338
Total liabilities	287,574	198,189
Total net assets	$524,535	$953,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Revenue:
Revenue from fees, net	$167,590	$258,539	$436,190	$684,791
Interest income, interest expense, and fair value adjustments, net:
Interest income(1)	40,845	57,203	144,899	143,394
Interest expense(1)	(10,818)	(8,794)	(33,002)	(23,586)
Fair value and other adjustments(1)	(35,477)	(29,843)	(130,523)	(56,832)
Total interest income, interest expense, and fair value adjustments, net	(5,450)	18,566	(18,626)	62,976
Total revenue	162,140	277,105	417,564	747,767
Operating expenses:
Sales and marketing	43,229	78,844	111,337	210,919
Customer operations	39,302	49,790	117,394	136,537
Engineering and product development	64,887	64,026	186,431	190,689
General, administrative, and other	59,874	60,779	170,508	185,910
Total operating expenses	207,292	253,439	585,670	724,055
Income (loss) from operations	(45,152)	23,666	(168,106)	23,712
Other income, net	5,078	1,017	8,993	4,209
Gain on debt extinguishment	33,361	7,246	33,361	7,246
Net income (loss) before income taxes	(6,713)	31,929	(125,752)	35,167
Provision for income taxes	45	124	74	202
Net income (loss)	$(6,758)	$31,805	$(125,826)	$34,965

Net income (loss) per share, basic	$(0.07)	$0.33	$(1.42)	$0.37
Net income (loss) per share, diluted	$(0.07)	$0.23	$(1.42)	$0.28
Weighted-average number of shares outstanding used in computing net income (loss) per share, basic	90,119,481	96,682,774	88,534,495	95,503,380
Weighted-average number of shares outstanding used in computing net income (loss) per share, diluted	90,119,481	109,724,669	88,534,495	105,921,585
____________
(1)Balances for the three and nine months ended September 30, 2024 and 2025 include amounts related to the consolidated securitization. Refer to “Note 2. Revenue” for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2024	89,084,180	$9	$996,345	$(401,644)	$594,710
Issuance of common stock upon exercise of stock options	867,016	—	10,062	—	10,062
Issuance of common stock upon settlement of restricted stock units	912,103	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(475)	—	(17)	—	(17)
Stock-based compensation expense	—	—	34,722	—	34,722
Issuance of common stock under employee stock purchase plan	135,431	—	3,120	—	3,120
Purchase of capped calls	—	—	(40,883)	—	(40,883)
Settlement of capped calls	—	—	580	—	580
Net loss	—	—	—	(6,758)	(6,758)
Balance as of September 30, 2024	90,998,255	$9	$1,003,929	$(408,402)	$595,536

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	86,330,303	$9	$917,872	$(282,576)	$635,305
Issuance of common stock upon exercise of stock options	1,488,118	—	12,281	—	12,281
Issuance of common stock upon settlement of restricted stock units	2,846,811	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(541)	—	(19)	—	(19)
Stock-based compensation expense	—	—	106,413	—	106,413
Issuance of common stock under employee stock purchase plan	333,564	—	7,685	—	7,685
Purchase of capped calls	—	—	(40,883)	—	(40,883)
Settlement of capped calls	—	—	580	—	580
Net loss	—	—	—	(125,826)	(125,826)
Balance as of September 30, 2024	90,998,255	$9	$1,003,929	$(408,402)	$595,536

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2025	96,091,343	$10	$1,129,997	$(407,997)	$722,010
Issuance of common stock upon exercise of stock options	461,859	—	4,628	—	4,628
Issuance of common stock upon settlement of restricted stock units	653,395	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(18)	—	(2)	—	(2)
Stock-based compensation expense	—	—	36,156	—	36,156
Issuance of common stock under employee stock purchase plan	68,965	—	3,757	—	3,757
Purchase of capped calls	—	—	(55,200)	—	(55,200)
Settlement of capped calls	—	—	564	—	564
Net income	—	—	—	31,805	31,805
Balance as of September 30, 2025	97,275,544	$10	$1,119,900	$(376,192)	$743,718

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	93,469,721	$9	$1,044,366	$(411,157)	$633,218
Issuance of common stock upon exercise of stock options	1,406,301	1	14,493	—	14,494
Issuance of common stock upon settlement of restricted stock units	2,179,822	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(118)	—	(9)	—	(9)
Stock-based compensation expense	—	—	107,237	—	107,237
Issuance of common stock under employee stock purchase plan	219,818	—	8,449	—	8,449
Purchase of capped calls	—	—	(55,200)	—	(55,200)
Settlement of capped calls	—	—	564	—	564
Net income	—	—	—	34,965	34,965
Balance as of September 30, 2025	97,275,544	$10	$1,119,900	$(376,192)	$743,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2025
Cash flows from operating activities
Net income (loss)	$(125,826)	$34,965
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of loans	167,545	(83,448)
Change in fair value of servicing assets	12,838	12,795
Change in fair value of servicing liabilities	(877)	(1,009)
Change in fair value of beneficial interest assets	(35,825)	(16,205)
Change in fair value of beneficial interest liabilities	12,633	18,813
Change in fair value of other financial instruments	8,263	(5,529)
Stock-based compensation	103,604	99,497
Gain on loan servicing rights, net	(11,448)	(20,376)
Gain on debt extinguishment	(33,361)	(7,246)
Depreciation and amortization	15,850	18,374
Loan premium amortization	(10,874)	(33,560)
Non-cash interest expense and other	2,156	5,219
Net changes in operating assets and liabilities:
Purchases of loans held-for-sale	(2,626,246)	(6,410,254)
Proceeds from sale of loans held-for-sale	2,613,039	5,994,691
Principal payments received for loans held-for-sale	157,010	138,545
Principal payments received for loans held by consolidated securitization	36,532	29,772
Settlements of beneficial interest liabilities	(3,692)	(15,716)
Proceeds from beneficial interest assets (derivatives)	—	4,096
Settlements of beneficial interest assets (derivatives)	—	(1,659)
Other assets	(2,110)	3,825
Operating lease liability and right-of-use asset	(600)	(918)
Accrued expenses and other liabilities	18,646	(20,949)
Net cash provided by (used in) operating activities	297,257	(256,277)

Cash flows from investing activities
Purchases and originations of loans held-for-investment	(196,580)	(666,049)
Proceeds from sale of loans held-for-investment	—	51,195
Principal payments received for loans held-for-investment	99,768	221,996
Principal payments received for notes receivable and repayments of residual certificates	4,004	12,895
Acquisition and settlements of beneficial interest assets (hybrid instruments)	(63,246)	(1,608)
Proceeds from beneficial interest assets (hybrid instruments)	2,808	94,229
Issuance of line of credit receivable	—	(7,862)
Repayments of line of credit receivable	—	783
Purchases of property and equipment	(837)	(190)

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2025
Capitalized software costs	(5,734)	(14,298)
Net cash used in investing activities	(159,817)	(308,909)

Cash flows from financing activities
Proceeds from borrowings	297,587	212,848
Proceeds from convertible notes issuance, net of debt issuance costs paid to lender	423,002	678,270
Payment of debt issuance costs to third parties	(1,455)	(3,144)
Repayments of borrowings	(293,179)	(207,494)
Payments for repurchases of convertible notes	(325,344)	(224,154)
Purchase of capped calls	(40,883)	(55,200)
Settlement of capped calls	580	564
Principal payments made on securitization notes	(42,705)	(32,023)
Payable to investors	12,990	33,227
Proceeds from issuance of common stock under employee stock purchase plan	7,685	8,449
Proceeds from exercise of stock options	12,281	14,494
Taxes paid related to net share settlement of equity awards	(19)	(9)
Net cash provided by financing activities	50,540	425,828
Change in cash, cash equivalents and restricted cash	187,980	(139,358)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	467,787	976,263
Cash, cash equivalents and restricted cash at end of period	$655,767	$836,905

Supplemental disclosures of cash flow information
Cash paid for interest	$34,795	$34,514
Cash paid for income taxes, net	250	572

Supplemental disclosures of non-cash investing and financing activities
Beneficial interests obtained in connection with loan sale	$45,971	$218,204
Securities retained under unconsolidated securitization transactions	—	65,880
Issuance of line of credit receivable	30,907	51,430
Capitalized stock-based compensation expense	2,809	7,740
Repayments of line of credit receivable	—	1,592
Settlement of borrowings in connection with loan sale	221,749	—

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)
The following presents cash, cash equivalents and restricted cash by category within the unaudited condensed consolidated balance sheets:

	December 31,	September 30,
	2024	2025
Cash and cash equivalents	$788,422	$489,784
Restricted cash	187,841	347,121
Total cash, cash equivalents and restricted cash	$976,263	$836,905

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

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The amendments in this update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for annual reporting periods beginning after December 15, 2025 with early adoption permitted. The Company expects to adopt the ASU prospectively and as such, does not expect an impact to its condensed consolidated financial statements upon adoption.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update remove references to software development project stages and introduce a “probable-to-complete” threshold to determine when software development costs should be capitalized. This ASU is effective for annual reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of these amendments to its condensed consolidated financial statements and related disclosures.

 2.    Revenue
Revenue from Fees, Net

The Company disaggregates revenue from fees by type of service for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Revenue from fees, net:
Platform and referral fees, net	$134,199	$216,882	$336,653	$570,702
Servicing and other fees, net	33,391	41,657	99,537	114,089
Total revenue from fees, net	$167,590	$258,539	$436,190	$684,791

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Platform and Referral Fees, Net

Lending Partners. The Company enters into contracts with its lending partner customers, to provide access to a cloud-based artificial intelligence lending marketplace developed by the Company (the “Upstart platform”) to enable lending partners to originate unsecured personal and secured auto refinance loans. The Upstart platform includes a cloud-based application (through Upstart.com) for submitting loan applications, verifying information provided within submitted applications, risk underwriting (through a series of proprietary technology solutions), delivery of electronic loan offers, and if the offer is accepted by the borrower, electronic loan documentation signed by the borrower. Lending partners can specify certain parameters of loans they are willing to originate. Under these contracts, lending partners can choose to use Upstart’s referral services, which allow them to access new borrowers through Upstart’s marketing channels.

After origination, Upstart-powered loans are either retained by lending partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans not retained by the lending partners, the Company pays the lending partners a one-time loan premium fee upon completion of the minimum contractual holding period and a monthly loan trailing fee based on the amount and timing of principal and interest payments made by the borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers, which are our lending partners, and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized $3.1 million and $7.5 million of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net during the three and nine months ended September 30, 2024, respectively, and an immaterial amount and $12.9 million during the three and nine months ended September 30, 2025, respectively.

As of December 31, 2024 and September 30, 2025, the Company recognized $4.6 million and an immaterial amount of loan trailing fee liability, respectively, which is recorded at fair value and included within accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets. Refer to “Note 5. Fair Value Measurement” for additional information on changes in fair value associated with trailing fee liabilities.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Auto Dealerships. The Company enters into subscription agreements with auto dealerships to access Upstart Auto Finance software, a cloud-based solution that facilitates dealership operations and enables them to provide consumers with access to Upstart-powered auto loans. Subscription agreements generally have a contractual term of one to six months with evergreen monthly renewals. The Company bills these customers on a monthly basis. Subscription fees are recognized over the contract term as the performance obligation is satisfied, and is included within platform and referral fees, net in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized an immaterial amount and $4.1 million of subscription fee revenue for the three and nine months ended September 30, 2024, respectively, and an immaterial amount of subscription fee revenue for both the three and nine months ended September 30, 2025.

The Company had $19.0 million and $22.6 million of accounts receivable, excluding those that are settled on a daily basis, that are included in other assets on the condensed consolidated balance sheets related to contracts with customers as of December 31, 2024 and September 30, 2025, respectively. The standard payment terms on accounts receivable are 30 days. The Company’s allowance for bad debt and bad debt expense were immaterial for the periods presented.

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to employees in connection with the acquisition of lending partners. Capitalized costs are amortized over the expected period of benefit, which we have determined, based on an analysis, to be three years. The Company applies the practical expedient to expense costs to obtain contracts with customers if the amortization period is one year or less. As of December 31, 2024 and September 30, 2025, the Company had $2.5 million and an immaterial amount, respectively, of contract costs capitalized within other assets on the condensed consolidated balance sheets. The Company amortized immaterial amounts of capitalized contracts costs to sales and marketing in the condensed consolidated statements of operations and comprehensive income (loss) for the periods presented.

Customers accounting for greater than 10% of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Customer A	*	37%	*	33%
Customer B	31%	16%	27%	20%
Customer C	29%	11%	34%	10%
Customer D	*	*	10%	*
__________
* Less than 10%

Customers accounting for greater than 10% of accounts receivable were as follows:

	December 31, 2024	September 30, 2025
Customer D	*	13%
Customer E	15%	20%
__________
* Less than 10%

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

The Company charges lending partners and institutional investors for collection agency fees related to their outstanding loan portfolio. The Company either performs borrower collection activities in-house, or outsources to third-party collection agencies, including for loans that are charged off. The Company has discretion in hiring the collection agencies and determining the scope of their work. As the principal in the arrangement, the Company recognizes gross revenue from collection agency fees in the period that the services are provided. Upstart also receives certain ancillary borrower fees inclusive of late payment fees and ACH fail fees. The total fees charged by collection agencies are recognized in the period incurred and reported as part of customer operations expenses.

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

The following table presents the components of servicing and other fees, net as part of revenue from fees, net in the Company’s condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Servicing fees	$21,782	$25,780	$66,975	$72,018
Borrower fees	6,582	7,601	20,097	20,925
Collection agency fees	3,964	3,508	12,677	11,014
Other fees	88	612	301	1,542
Net gain (loss) on servicing rights and fair value adjustments	975	4,156	(513)	8,590
Total servicing and other fees, net	$33,391	$41,657	$99,537	$114,089
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Interest income(1)	$40,845	$57,203	$144,899	$143,394
Interest expense(1)	(10,818)	(8,794)	(33,002)	(23,586)
Fair value and other adjustments, net:
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net(1)	(31,579)	(15,545)	(92,800)	(55,749)
Realized gain (loss) on sale of loans, net	(2,950)	(313)	(14,565)	1,525
Fair value adjustments and realized losses on beneficial interests, net	(948)	(13,985)	(23,158)	(2,608)
Total fair value and other adjustments, net	(35,477)	(29,843)	(130,523)	(56,832)
Total interest income, interest expense, and fair value adjustments, net	$(5,450)	$18,566	$(18,626)	$62,976
__________
(1) Includes interest income, interest expense and unrealized loss on loans, loan charge-offs, and other fair value adjustments, net related to the consolidated securitization as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Interest income, interest expense, and fair value adjustments, net related to consolidated securitization:
Interest income	$6,748	$3,876	$23,086	$13,453
Interest expense	(2,272)	(1,489)	(7,546)	(5,006)
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net	(5,726)	(1,970)	(25,643)	(8,988)
Total interest income, interest expense, and fair value adjustments, net	$(1,250)	$417	$(10,103)	$(541)
Interest Income

Interest income is recognized based on the terms of the underlying agreements with borrowers for loans and line of credit receivable held on the Company’s condensed consolidated balance sheets and is earned over the life of a loan or a line of credit receivable.

Interest income also includes accrued interest earned on outstanding loans and line of credit receivable but not collected. Generally, home equity lines of credit (“HELOCs”) that have reached a delinquency over 180 days and all other loans and line of credit receivable that have reached a delinquency over 120 days are charged off and do not accrue interest. The Company does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2024 and September 30, 2025, the Company has recorded $8.2 million and $10.3 million of accrued interest income in loans on the condensed consolidated balance sheets, respectively. Accrued interest income on the line of credit receivable was immaterial as of both December 31, 2024 and September 30, 2025.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Interest Expense

Interest expense is primarily related to interest recorded on the Company’s borrowings on warehouse credit facilities and interest expense related to the consolidated securitization. Interest expense includes accrued interest incurred but not paid. Interest expense also includes changes in fair value of the interest rate caps. Accrued interest expenses for the warehouses were immaterial as of December 31, 2024 and September 30, 2025.
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

Fair value and other adjustments, net also includes amounts received from borrowers for previously charged-off loans held on the Company’s condensed consolidated balance sheets. These amounts are recognized in the period when amounts are received. Amounts received from borrowers for previously charged-off loans were $3.7 million and $10.8 million for the three and nine months ended September 30, 2024, respectively, and were immaterial and $13.0 million for the three and nine months ended September 30, 2025, respectively.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

	December 31, 2024
	Assets	Liabilities	Net Assets
Consolidated securitization	$109,739	$87,322	$22,417
Consolidated warehouse entities	430,887	196,982	233,905
Other consolidated VIEs	271,483	3,270	268,213
Total consolidated VIEs	$812,109	$287,574	$524,535

	September 30, 2025
	Assets	Liabilities	Net Assets
Consolidated securitization	$69,418	$55,175	$14,243
Consolidated warehouse entities	232,888	142,088	90,800
Other consolidated VIEs	848,947	926	848,021
Total consolidated VIEs	$1,151,253	$198,189	$953,064
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

During the nine months ended September 30, 2024, the Company exercised clean up calls related to two historical unconsolidated securitizations and subsequently liquidated the associated entities. As part of the clean up calls, the Company, as servicer, repurchased the remaining collateral and received the cash reserve amounts held by the related entities. The clean up calls had no material impact on the condensed consolidated financial statements of the Company.

The following tables summarize the aggregate value of assets and liabilities of unconsolidated VIEs associated with securitizations in which the Company holds a variable interest but is not the primary beneficiary:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31, 2024
	Assets(1)	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$507,666	$363,890	$143,776	$25,774
_________
(1) Represents cash and the unpaid principal balance of loans held by the unconsolidated VIEs.

	September 30, 2025
	Assets(1)	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$1,591,304	$1,140,636	$450,668	$80,865
_________
(1) Represents cash and the unpaid principal balance of loans held by the unconsolidated VIEs.

The Company’s maximum exposure to loss from its involvement with unconsolidated VIEs represents the value of securities retained and cash deposits made under the risk retention requirements for the related securitizations and estimates the loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is remote. The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $22.1 million and $76.8 million of securitization notes and residual certificates that are carried at fair value and included in other assets on the condensed consolidated balance sheets as of December 31, 2024 and September 30, 2025, respectively. The Company also had $3.7 million and an immaterial amount of cash deposits held as reserve accounts for related securitizations, included in other assets on the condensed consolidated balance sheets as of December 31, 2024 and September 30, 2025.

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

In certain arrangements, the Company is obligated to make payments to these third-parties or is entitled to receive payments from them if credit performance of the loans sold or originated under the arrangements deviates from initial expectations set at the time of loan sale or origination. These arrangements meet the definition of derivatives under ASC 815 and produce an asset or a liability depending on the credit performance of the underlying loan portfolio as of the reporting date, which are settled periodically in cash based on contractual terms. Under other arrangements, the Company makes an initial investment and is entitled to a portion of cash flows from repayments received over time on the underlying loan portfolios sold under these arrangements. These cash flows vary

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

depending on the demonstrated credit performance relative to our expectations. These arrangements are debt-like financial instruments with embedded derivatives related to the variability of demonstrated credit performance of underlying loan portfolios against initial expectations. The Company accounts for these derivatives and hybrid instruments at fair value under ASC 815 and ASC 825, respectively. Refer to “Note 5. Fair Value Measurement” for additional information.

Beneficial interests represent the value of the future cash flows based on expected performance, discounted to the present value. The following table presents the aggregate outstanding principal balance of the underlying loan portfolios as well as the fair value of beneficial interest assets, by type, which collectively are presented as a separate asset line item on the condensed consolidated balance sheets, and beneficial interest liabilities, which are presented in accrued expenses and other liabilities on the condensed consolidated balance sheets.

	December 31, 2024		September 30, 2025
	Outstanding Principal Balance	Fair Value	Outstanding Principal Balance	Fair Value
Beneficial interest assets (hybrid instruments)	$2,214,535	$168,091	$3,736,312	$304,510
Beneficial interest assets (derivatives)	1,943,215	8,757	2,567,729	11,689
Total beneficial interest assets	$4,157,750	$176,848	$6,304,041	$316,199

Beneficial interest liabilities (derivatives)	$1,091,538	$10,089	$2,000,860	$13,186

The Company recognizes beneficial interests at fair value with changes reported as part of the fair value and other adjustments on the condensed consolidated statements of operations and comprehensive income (loss). The table below presents losses recognized on beneficial interests during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Fair value adjustments and realized losses on beneficial interests, net	$(948)	$(13,985)	$(23,158)	$(2,608)

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

The contractual terms of committed capital and other co-investment arrangements also determine the Company’s maximum exposure to losses and dictate types of assets the Company puts at risk. The Company’s maximum exposure to losses from its involvement with these arrangements are estimated under severe, hypothetical circumstances, for which the Company believes the possibility is remote. The following table presents the Company’s aggregate maximum exposure to losses by asset type:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31, 2024	September 30, 2025
Cash and cash equivalents	$85,105	$132,337
Restricted cash	84,065	173,117
Beneficial interests	204,814	330,073
Other assets - Line of credit receivable(1)	54,780	111,696
Loans(1)	30,579	50,061
Total	$459,343	$797,284
__________
(1) Represents the unpaid principal balance

As of December 31, 2024 and September 30, 2025, $137.4 million and $194.3 million, respectively, of the Company’s cash was held by one of our institutional investors in the form of the line of credit receivable and part of the beneficial interest asset balance. We mitigate our risk exposure through corporate guarantees provided by the investor.

5.     Fair Value Measurement

The following table presents assets and liabilities measured at fair value and categorized in accordance with the fair value hierarchy:

	Level	December 31, 2024	September 30, 2025
Assets
Loans	3	$806,304	$1,229,976
Beneficial interest assets	3	176,848	316,199
Line of credit receivable	3	56,269	114,846
Loan servicing assets	3	27,439	36,783
Notes receivable and residual certificates	3	22,055	76,761
Interest rate caps(1)	2	1,864	824
Total assets		$1,090,779	$1,775,389
Liabilities
Payable to securitization note holders	3	$87,321	$55,175
Beneficial interest liabilities	3	10,089	13,186
Trailing fee liabilities	3	4,614	5,372
Loan servicing liabilities	3	1,180	1,934
Total liabilities		$103,204	$75,667
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

The following table presents the fair value of classes of loans included in the Company’s condensed consolidated balance sheets as of December 31, 2024 and September 30, 2025:

	December 31, 2024	September 30, 2025
Loans held-for-sale	$405,812	$521,743
Loans held-for-investment	297,543	644,168
Loans held in consolidated securitization	102,949	64,065
Total	$806,304	$1,229,976
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31, 2024			September 30, 2025
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	9.75%	22.37%	11.91%	5.05%	14.47%	9.46%
Credit risk rate	0.01%	93.12%	17.87%	0.01%	91.50%	14.18%
Prepayment rate	0.45%	89.07%	33.07%	0.45%	99.61%	42.05%
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

	December 31, 2024			September 30, 2025
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	5.96%	15.25%	9.59%	7.28%	15.00%	10.28%
Credit risk rate	0.67%	37.70%	15.66%	0.67%	37.70%	15.99%
Prepayment rate	6.73%	89.84%	41.51%	6.73%	89.84%	40.66%
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

Significant Recurring Level 3 Fair Value Input Sensitivity

The following table presents the sensitivity of the fair value of loans held-for-sale and held-for-investment, excluding the loans in consolidated securitization, to adverse changes in key assumptions used in the valuation model as of December 31, 2024 and September 30, 2025:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	December 31, 2024	September 30, 2025
Fair value of loans held-for-sale and held-for-investment	$703,355	$1,165,911
Discount rates
100 basis point increase	(9,048)	(14,034)
200 basis point increase	(17,881)	(27,643)
Expected credit loss rates on underlying loans
10% adverse change	(9,135)	(13,090)
20% adverse change	(18,129)	(25,634)
Expected prepayment rates
10% adverse change	(1,899)	*
20% adverse change	(3,783)	*
_________
* Immaterial

The table below presents the fair value sensitivity of loans in consolidated securitization to adverse changes in key assumptions. The fair value of loans in consolidated securitization is not sensitive to adverse changes in discount rates and prepayment rates as such changes do not result in a material impact on the fair value as of December 31, 2024 and September 30, 2025.

	December 31, 2024	September 30, 2025
Fair value of loans held in consolidated securitization	$102,949	$64,065
Expected credit loss rates on underlying loans
10% adverse change	(1,799)	*
20% adverse change	(3,577)	*
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
_________
(1)    Represents the principal balance.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for-Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2023	$830,574	$146,768	$179,071	$1,156,413
Reclassification of loans(1)	(3,189)	3,189	—	—
Purchases and originations of loans(1)(2)	1,558,844	196,580	—	1,755,424
Sale of loans(1)	(1,826,066)	—	—	(1,826,066)
Purchase of loans for immediate resale(1)	1,067,402	—	—	1,067,402
Immediate resale of loans(1)	(1,067,402)	—	—	(1,067,402)
Repayments received(1)	(163,606)	(93,172)	(36,532)	(293,310)
Charge-offs and changes in fair value recorded in earnings	(77,943)	(37,810)	(24,019)	(139,772)
Other changes	(7,315)	10,746	—	3,431
Fair value at September 30, 2024	$311,299	$226,301	$118,520	$656,120
_________
(1)    Represents the principal balance.
(2)    Purchase activity includes an immaterial unpaid principal balance related to securitization clean-up calls during the nine months ended September 30, 2024.

	Loans Held-for-Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at June 30, 2025	$445,787	$497,867	$75,850	$1,019,504
Purchases and originations of loans (1)	560,563	288,100	—	848,663
Sale of loans(1)	(421,618)	(29,945)	—	(451,563)
Purchase of loans for immediate resale(1)	1,885,786	—	—	1,885,786
Immediate resale of loans(1)	(1,885,786)	—	—	(1,885,786)
Repayments received(1)	(56,756)	(90,705)	(9,840)	(157,301)
Charge-offs and changes in fair value recorded in earnings	(7,354)	(36,514)	(1,945)	(45,813)
Other changes	1,121	15,365	—	16,486
Fair value at September 30, 2025	$521,743	$644,168	$64,065	$1,229,976
_________
(1)    Represents the principal balance.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for-Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2024	$405,812	$297,543	$102,949	$806,304
Purchases and originations of loans (1)	1,832,372	665,998	—	2,498,370
Sale of loans(1)	(1,541,321)	(49,633)	—	(1,590,954)
Purchase of loans for immediate resale(1)	4,594,319	—	—	4,594,319
Immediate resale of loans(1)	(4,594,319)	—	—	(4,594,319)
Repayments received(1)	(143,058)	(217,483)	(29,772)	(390,313)
Charge-offs and changes in fair value recorded in earnings	(32,037)	(87,916)	(9,112)	(129,065)
Other changes	(25)	35,659	—	35,634
Fair value at September 30, 2025	$521,743	$644,168	$64,065	$1,229,976
_________
(1)    Represents the principal balance.

The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the condensed consolidated balance sheets:

	Loans		Loans > 90 Days Past Due
	December 31,	September 30,	December 31,	September 30,
	2024	2025	2024	2025
Outstanding principal balance	$858,440	$1,299,782	$11,236	$13,212
Net fair value and accrued interest adjustments	(52,136)	(69,806)	(9,638)	(9,553)
Fair value(1)(2)	$806,304	$1,229,976	$1,598	$3,659
_________
(1)     Includes $285.5 million and $468.2 million of auto loans at fair value as of December 31, 2024 and September 30, 2025, respectively, of which an immaterial amount are 90 days or more past due as of December 31, 2024 and September 30, 2025. Also includes $54.3 million and $168.9 million of HELOCs at fair value as of December 31, 2024 and September 30, 2025, respectively, of which immaterial amounts are 90 days or more past due as of December 31, 2024 and September 30, 2025, respectively.
(2)     The fair value of loans in nonaccrual status was immaterial as of December 31, 2024 and September 30, 2025.

Line of Credit Receivable

In connection with one of its committed capital and other co-investment arrangements, the Company issued a revolving line of credit receivable to a third-party, which is classified as held-for-investment and presented within other assets on the Company’s condensed consolidated balance sheets. The fair value of the line of credit receivable as of December 31, 2024 and September 30, 2025 was $56.3 million and $114.8 million, respectively.
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements related to the line of credit receivable:

	December 31, 2024			September 30, 2025
	Minimum	Maximum	Weighted-Average	Minimum	Maximum	Weighted-Average
Discount rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

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

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of the line of credit receivable to adverse changes in key assumptions do not result in a material impact to the fair value of the line of credit receivable as of December 31, 2024 and September 30, 2025.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the line of credit receivable classified by the Company within Level 3 of the fair value hierarchy:

Line of Credit Receivable
Fair value at June 30, 2024	$8,305
Issuances	22,646
Changes in fair value recorded in earnings	403
Changes in accrued interest	160
Fair value at September 30, 2024	$31,514

Line of Credit Receivable
Fair value at December 31, 2023	$—
Issuances	30,907
Changes in fair value recorded in earnings	447
Changes in accrued interest	160
Fair value at September 30, 2024	$31,514

Line of Credit Receivable
Fair value at June 30, 2025	$107,456
Issuances	9,453
Repayments	(2,375)
Changes in fair value recorded in earnings	236
Changes in accrued interest	76
Fair value at September 30, 2025	$114,846

Line of Credit Receivable
Fair value at December 31, 2024	$56,269
Issuances	59,292
Repayments	(2,375)
Changes in fair value recorded in earnings	1,299
Changes in accrued interest	361
Fair value at September 30, 2025	$114,846

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Assets and Liabilities related to Securitization Transactions

As of December 31, 2024 and September 30, 2025, the Company held notes receivable and residual certificates with an aggregate fair value of $22.1 million and $76.8 million, respectively, within other assets on the Company’s condensed consolidated balance sheets. The balances consist of securitization notes and residual certificates retained from unconsolidated securitization transactions. As of September 30, 2025, the fair value of securitization notes the Company pledged as collateral in connection with the Company’s risk retention financing facility was $60.7 million, refer to “Note 8. Borrowings” for further information. As of December 31, 2024, no securitization notes were pledged as collateral.

As of December 31, 2024 and September 30, 2025, the Company recognized payables to securitization note holders of $87.3 million and $55.2 million at fair value, respectively. The balance represents the value of the securitization notes issued and owned by third-party investors in connection with UPST 2023-2. The value of the UPST 2023-2 securitization notes and residual certificates retained by the Company is eliminated in the consolidation process.
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

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements related to note receivable, residual certificates, and payable to securitization note holders:

	December 31, 2024			September 30, 2025
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Notes receivable and residual certificates
Discount rate	9.60%	22.37%	12.59%	6.40%	12.47%	11.27%
Credit risk rate	0.54%	50.28%	19.00%	0.48%	50.28%	20.60%
Prepayment rate	4.61%	94.53%	35.72%	4.11%	95.96%	32.08%
Payable to securitization note holders
Discount rate	5.96%	10.98%	8.52%	7.28%	10.57%	9.44%
Credit risk rate	0.67%	37.70%	15.66%	0.67%	37.70%	15.99%
Prepayment rate	6.73%	89.84%	41.51%	6.73%	89.84%	40.66%
_________
(1)Unobservable inputs were weighted by relative fair value.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Significant Recurring Level 3 Fair Value Input Sensitivity

Notes Receivable and Residual Certificates

Adverse changes in discount rates, credit risk rates, or prepayment rates do not result in a material impact to the fair value of notes receivable and residual certificates as of December 31, 2024 and September 30, 2025.

Payable to Securitization Note Holders

Adverse changes in discount rates, credit risk rates, and expected prepayment rates do not result in a material impact to the fair value of payable to securitization note holders as of December 31, 2024 and September 30, 2025.
Rollforward of Level 3 Fair Values

The following tables include a rollforward of the notes receivable and residual certificates and payables to securitization note holders related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy:

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at June 30, 2024	$11,642	$113,652
Repayments and settlements	(1,323)	(14,259)
Changes in fair value recorded in earnings	(1)	942
Fair value at September 30, 2024	$10,318	$100,335

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2023	$14,847	$141,416
Repayments and settlements	(4,004)	(42,705)
Changes in fair value recorded in earnings	(525)	1,624
Fair value at September 30, 2024	$10,318	$100,335

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at June 30, 2025	$54,708	$65,152
Additions	27,525	—
Repayments and settlements	(6,374)	(10,002)
Changes in fair value recorded in earnings	902	25
Fair value at September 30, 2025	$76,761	$55,175

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2024	$22,055	$87,321
Additions	65,880	—
Repayments and settlements	(12,895)	(32,023)
Changes in fair value recorded in earnings	1,721	(123)
Fair value at September 30, 2025	$76,761	$55,175

Loan Servicing Assets and Liabilities
As of December 31, 2024 and September 30, 2025, the Company’s loan servicing assets had a fair value of $27.4 million and $36.8 million, respectively, recorded within other assets on the condensed consolidated balance sheets. As of December 31, 2024 and September 30, 2025, the Company’s loan servicing liabilities had a fair value of $1.2 million and $1.9 million, respectively, recorded within accrued expenses and other liabilities on the condensed consolidated balance sheets.
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2024			September 30, 2025
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	13.00%	20.00%	17.14%	13.00%	20.00%	17.33%
Credit risk rate	0.08%	61.96%	16.05%	0.09%	61.96%	16.87%
Market-servicing rate (2)(3)	0.62%	3.70%	0.62%	0.62%	3.70%	0.62%
Prepayment rate	2.17%	96.90%	36.43%	2.59%	96.90%	36.14%
_________
(1)Unobservable inputs were weighted by relative fair value.
(2)Excludes ancillary fees that would be passed on to a third-party servicer.
(3)Expressed as a percentage of the outstanding principal balance for auto loans of 3.70% as of both December 31, 2024 and September 30, 2025, and 0.62% for personal loans as of both December 31, 2024 and September 30, 2025.

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
Significant Recurring Level 3 Fair Value Input Sensitivity

The table below presents the fair value sensitivity of loan servicing assets to adverse changes in market-servicing rates. The fair value of loan servicing assets and liabilities are not sensitive to adverse changes in discount rates, credit risk rates, and prepayment rates as such changes do not result in a material impact on the fair value as of December 31, 2024 and September 30, 2025. Adverse changes in market-servicing rates do not result in a material impact to the fair value of loan servicing liabilities as of December 31, 2024 and September 30, 2025.

	December 31, 2024	September 30, 2025
Fair value of loan servicing assets	$27,439	$36,783
Expected market-servicing rates
10% market-servicing rates increase	(6,931)	(7,909)
20% market-servicing rates increase	(14,098)	(15,807)

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2023	$28,092	$2,038
Sale of loans	11,451	3
Changes in fair value recorded in earnings	(12,838)	(877)
Fair value at September 30, 2024	$26,705	$1,164

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at June 30, 2025	$32,443	$1,750
Sale of loans	8,495	570
Changes in fair value recorded in earnings	(4,155)	(386)
Fair value at September 30, 2025	$36,783	$1,934

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2024	$27,439	$1,180
Sale of loans	22,139	1,763
Changes in fair value recorded in earnings	(12,795)	(1,009)
Fair value at September 30, 2025	$36,783	$1,934
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

As of December 31, 2024 and September 30, 2025, the fair value of the beneficial interest assets related to these arrangements was $176.8 million and $316.2 million, respectively. As of the same dates, the fair value of the beneficial interest liabilities was $10.1 million and $13.2 million, respectively.
Valuation Methodology

Beneficial interests are measured at estimated fair value using a discounted cash flow model. The discounted cash flow model sets expectations for cash flows to be received by the Company under each arrangement based on contractually-defined terms, such as total return, portfolio composition, frequency of cash distribution, and others and calculates net cash flows to be received by the Company. These net cash flows are then discounted using an estimate of market rates of return that reflect the risk premium related to those cash flows. As credit performance is demonstrated by the underlying loan portfolios, each discounted cash flow model is periodically updated to determine future cash inflows and outflows based on the latest estimated performance for the duration of each arrangement. The discounted cash flow model uses inputs discussed below that are inherently judgmental and reflect

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

the Company’s best estimates of the assumptions a market participant would use to determine fair value of our beneficial interests.
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s fair value measurements of beneficial interests as of December 31, 2024 and September 30, 2025:

	December 31, 2024			September 30, 2025
	Minimum	Maximum	Weighted-Average(1)	Minimum	Maximum	Weighted-Average(1)
Beneficial interest assets
Discount rate	6.75%	13.75%	13.53%	6.75%	13.75%	13.32%
Credit risk rate spread(2)	(4.00)%	12.60%	1.32%	(5.36)%	12.50%	2.29%
Prepayment rate spread(3)	*	*	*	(6.37)%	14.25%	4.27%
Beneficial interest liabilities
Discount rate	13.75%	13.75%	13.75%	13.75%	13.75%	13.75%
Credit risk rate spread(2)	(0.24)%	18.68%	9.78%	(3.25)%	9.70%	3.71%
_________
(1) Unobservable inputs were weighted by relative fair value.
(2) Expressed as a percentage of cumulative net loss expectations as of the valuation date compared to the initial expectations as of the origination date or date of loan sale.
(3) Expressed as a percentage of cumulative principal prepayment expectations as of the valuation date compared to the initial expectations as of the origination date or date of loan sale.
* Prepayment rate spread was not a significant input as of December 31, 2024.

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

Credit risk rate spreads–Credit risk rate spreads are the measurement of estimated credit performance of underlying loan portfolios as of the reporting date in comparison to the Company’s estimates at the time of origination or sale of loans under these arrangements (“initial expectation”). More specifically, credit risk rate spreads are the difference between the initial expectation of the cumulative principal of a loan portfolio, net of average recoveries, that is estimated to not be repaid over the life of a beneficial interest (“cumulative net loss”) and the same estimate as of the reporting date. A positive credit risk rate spread indicates that the estimated cumulative net loss as of the reporting period is higher than the initial expectation for a particular portfolio. A negative credit risk rate spread indicates the opposite – the estimated cumulative net loss as of the reporting period is lower than the initial expectation. Credit risk rate spreads are expressed as a percentage of the initial expectation of the cumulative total net losses. The difference between the initial and current expectation of estimated cumulative net losses impacts the amount and the timing of cash flows the Company expects to receive on beneficial interest assets or to pay for beneficial interest liabilities.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Prepayment rate spreads– Prepayment rate spreads are the measurement of estimated prepayments on the underlying loan portfolios as of the reporting date in comparison to the Company’s initial expectation. More specifically, prepayment rate spreads are the difference between the initial expectation of cumulative principal prepayments that will occur over the life of a beneficial interest (“cumulative prepayment”) and the same estimate as of the reporting date. A positive prepayment rate spread indicates that the estimated cumulative prepayments as of the reporting period is higher than the initial expectation for a particular portfolio. A negative prepayment rate spread indicates the opposite – the estimated cumulative prepayments as of the reporting period is lower than the initial expectation. Prepayment rate spreads are expressed as a percentage of the initial expectation of the cumulative total prepayments. The difference between the initial and current expectation of estimated cumulative prepayment impacts the amount and the timing of cash flows the Company expects to receive on beneficial interest assets or to pay for beneficial interest liabilities.

The following table presents the sensitivity of beneficial interest assets and liabilities to adverse changes in key assumptions used in the valuation model as of December 31, 2024 and September 30, 2025. Adverse changes in discount rates and prepayment rates do not result in a material impact to the fair value of beneficial interest liabilities as of December 31, 2024 and September 30, 2025.
Significant Recurring Level 3 Fair Value Input Sensitivity

	December 31, 2024	September 30, 2025
Fair value of beneficial interest assets	$176,848	$316,199
Discount rate
100 basis point increase	(3,247)	(4,610)
200 basis point increase	(6,384)	(9,076)
Expected credit risk rate spreads on underlying loans
10% adverse change	(44,356)	(71,379)
20% adverse change	(89,605)	(142,267)
Expected prepayment rate spreads on underlying loans
10% adverse change	*	(6,219)
20% adverse change	*	(12,834)

Fair value of beneficial interest liabilities	$10,089	$13,186
Expected credit risk rate spreads on underlying loans
10% adverse change	4,720	19,151
20% adverse change	10,259	37,879
_________
* Immaterial

Rollforward of Level 3 Fair Values

The following tables presents a rollforward of beneficial interest assets and liabilities:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at June 30, 2024	$97,804	$11,198
Acquisition of beneficial interests	32,416	—
Settlement of beneficial interests	(1,079)	(1,325)
Changes in fair value recorded in earnings	2,342	3,289
Fair value at September 30, 2024	$131,483	$13,162

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at December 31, 2023	$41,012	$4,221
Acquisition of beneficial interests	103,817	—
Settlement of beneficial interests	(2,808)	(3,692)
Changes in fair value recorded in earnings	(10,538)	12,633
Fair value at September 30, 2024	$131,483	$13,162

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at June 30, 2025	$266,761	$10,532
Acquisition of beneficial interests	109,529	—
Settlement of beneficial interests, net	(52,812)	(4,052)
Changes in fair value recorded in earnings	(7,279)	6,706
Fair value at September 30, 2025	$316,199	$13,186

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at December 31, 2024	$176,848	$10,089
Acquisition of beneficial interests	219,399	—
Settlement of beneficial interests, net	(96,253)	(15,716)
Changes in fair value recorded in earnings	16,205	18,813
Fair value at September 30, 2025	$316,199	$13,186

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Trailing Fee Liabilities

The Company pays certain bank partners monthly trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. The Company held trailing fee liabilities of $4.6 million and $5.4 million as of December 31, 2024 and September 30, 2025, respectively.
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
Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for trailing fee liabilities:

	December 31, 2024			September 30, 2025
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	9.55%	22.37%	12.54%	5.05%	14.47%	10.79%
Credit risk rate	0.02%	88.53%	18.97%	0.03%	67.59%	19.54%
Prepayment rate	1.51%	95.80%	35.50%	1.52%	95.96%	34.55%
_________
(1) Unobservable inputs were weighted by relative fair value.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of trailing fee liabilities to adverse changes in key assumptions do not result in a material impact to the fair value of trailing fee liabilities as of December 31, 2024 and September 30, 2025.
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Trailing Fee Liabilities
Fair value at December 31, 2023	$4,251
Issuances	2,101
Repayments and settlements	(2,145)
Changes in fair value recorded in earnings	138
Fair value at September 30, 2024	$4,345

Trailing Fee Liabilities
Fair value at June 30, 2025	$4,958
Issuances	1,103
Repayments and settlements	(750)
Changes in fair value recorded in earnings	61
Fair value at September 30, 2025	$5,372

Trailing Fee Liabilities
Fair value at December 31, 2024	$4,614
Issuances	2,889
Repayments and settlements	(2,086)
Changes in fair value recorded in earnings	(45)
Fair value at September 30, 2025	$5,372

 6.    Goodwill and Intangible Assets
Goodwill

During the nine months ended September 30, 2024 and 2025, there were no changes in the carrying amount of goodwill of $67.1 million on the Company’s condensed consolidated balance sheets.
Intangible Assets

Acquired intangible assets subject to amortization consist of customer relationships, and are recorded net of amortization and included within other assets on the condensed consolidated balance sheets. The gross and net carrying values and accumulated amortization are as follows:

	December 31, 2024			September 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$13,700	$(4,281)	$9,419	$13,700	$(5,138)	$8,562

Amortization expense was immaterial for the three and nine months ended September 30, 2024 and 2025.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Expected future amortization expense for intangible assets is as follows:

September 30, 2025
Remaining 2025	$285
2026	1,142
2027	1,142
2028	1,142
2029	1,142
Thereafter	3,709
Total	$8,562

 7.    Balance Sheet Components
Other Assets

Other assets consisted of the following:

	December 31, 2024	September 30, 2025
Line of credit receivable (at fair value)(1)	$56,269	$114,846
Notes receivable and residual certificates (at fair value)(1)(3)	22,055	76,761
Receivables	48,233	43,519
Loan servicing assets (at fair value)(1)	27,439	36,783
Prepaid expenses	28,830	30,555
Other assets	19,321	18,409
Intangible assets, net(2)	9,431	8,575
Deposits	5,185	5,103
Total other assets	$216,763	$334,551
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

	December 31, 2024	September 30, 2025
Internally developed software	$68,481	$90,519
Leasehold improvements	15,069	15,244
Computer and networking equipment	6,069	6,115
Furniture and fixtures	4,795	4,795
Total property, equipment, and software	94,414	116,673
Accumulated depreciation and amortization	(55,401)	(72,414)
Total property, equipment, and software, net	$39,013	$44,259

For the three and nine months ended September 30, 2024, depreciation and amortization expense on property, equipment, and software was $5.1 million and $14.2 million, respectively and immaterial and $17.5 million for the three and nine months ended September 30, 2025, respectively.

Capitalized internally developed software balances, net of accumulated amortization, were $31.0 million and $38.4 million as of December 31, 2024 and September 30, 2025, respectively. The Company recognized immaterial impairment charges to internally developed software during the three and nine months ended September 30, 2024, and the nine months ended September 30, 2025. No impairment charges were recognized to internally developed software during the three months ended September 30, 2025.
Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31, 2024	September 30, 2025
Accrued expenses	$37,781	$40,035
Accrued payroll	64,514	36,849
Beneficial interest liabilities (at fair value)	10,089	13,186
Accounts payable	12,381	11,781
Other liabilities	3,241	7,093
Trailing fee liability (at fair value)	4,614	5,372
Loan servicing liabilities (at fair value)	1,180	1,934
Total accrued expenses and other liabilities	$133,800	$116,250

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 8.    Borrowings

The following table presents the aggregate principal outstanding of all borrowings that are included in the condensed consolidated balance sheets:

	December 31, 2024	September 30, 2025
Warehouse credit facilities	$195,605	$140,522
Risk retention financing facility	—	60,689
Convertible senior notes	1,230,379	1,687,794
Total payments due	1,425,984	1,889,005
Unamortized debt discount	(23,816)	(33,251)
Total borrowings	$1,402,168	$1,855,754
The following table summarizes the aggregate amount of maturities of all borrowings:

September 30, 2025
Remaining 2025	$—
2026	66,544
2027	—
2028	140,522
2029	431,250
2030	500,000
Thereafter	750,689
Total	$1,889,005

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Warehouse Credit Facilities
The following table presents the details of the Company’s revolving warehouse credit facilities:

				December 31, 2024		September 30, 2025
	Stated Interest Rate(1)	Termination and Maturity(2)	Total Borrowing Capacity(3)	Collateral(4)	Outstanding Borrowings	Collateral(4)	Outstanding Borrowings
Upstart Auto Warehouse Trust	Benchmark rate + 3.0%	April 2025	$—	$167,166	$23,228	$—	$—
Upstart Auto Warehouse Trust 2	Benchmark rate + 0% - 4.0%	August 2026 and August 2027	150,000	19,396	11,353	6	—
Upstart Loan Trust	Benchmark rate + 2.4% - 3.8%	June 2027 and June 2028	325,000	74,541	34,217	122,161	66,215
Upstart Small Dollar Loan Trust	Benchmark rate + 5.5%	June 2027 and June 2028	100,000	108,980	61,807	136,659	74,307
Upstart High Yield Loan Trust	Benchmark rate + 2.8%	December 2025 and December 2026	150,000	87,493	65,000	6	—
Total			$725,000	$457,576	$195,605	$258,832	$140,522
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
(3)Total capacity is as of September 30, 2025. All amounts are committed, except for Upstart High Yield Loan Trust of $150.0 million, Upstart Small Dollar Loan Trust of $100.0 million and Upstart Loan Trust for which $150.0 million of the $325.0 million total capacity is uncommitted. As of September 30, 2025, the Upstart Auto Warehouse Trust facility has been terminated.
(4)Represents the aggregate restricted cash and unpaid principal balance of loans pledged as collateral.

On June 14, 2024, Upstart Auto Warehouse Trust began its amortization period and on April 15, 2025, the facility was fully amortized and repaid in line with expectations. Following the full amortization and repayment, the Company terminated the facility.

On June 27, 2025, Upstart Loan Trust amended its credit agreement to extend the maturity date to June 15, 2028. Additionally, the applicable margin on borrowing during the revolving period was reduced to 2.4% from 2.8%.

On August 7, 2025, Upstart Auto Warehouse Trust 2 amended its credit agreement to extend the maturity date to August 7, 2027. Additionally, the total borrowing capacity increased from $50.0 million to $150.0 million.

The Company’s warehouse credit facilities contain certain financial covenants. As of September 30, 2025, the Company was in compliance with all applicable covenants for each of its warehouse credit facilities.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Risk Retention Financing Facility

In June 2025, the Company entered into a $100.0 million risk retention financing facility to finance certain securitization notes it retained in a capacity of the risk retention sponsor under applicable risk retention regulations. Under this facility, the Company pledged the securitization notes as collateral. The facility’s maturity aligns with the stated maturities of the underlying notes, which range from 2026 to 2035. The facility is accounted for as a secured borrowing.

As of September 30, 2025, the outstanding balance of the facility was $60.7 million, presented within borrowings on the condensed consolidated balance sheets, and the fair value of the securitization notes pledged was $60.7 million, which is presented within other assets on the condensed consolidated balance sheets. The financing bears interest at the weighted-average coupon of the pledged securities plus a 0.40% spread.

Pledged collateral levels are monitored and maintained at an agreed-upon percentage of the outstanding borrowings during the life of the borrowing. In the event of a decline in the fair value of the pledged collateral, the Company may be required to transfer cash or pledge additional securities under this facility.

Convertible Senior Notes

In August 2021, the Company issued $661.3 million in aggregate principal amount of 0.25% convertible senior notes due 2026 (the “2026 Notes”). In September 2024, the Company issued $431.3 million in aggregate principal amount of 2.00% convertible senior notes due 2029 (the “2029 Notes”). In November 2024, the Company issued $500.0 million in aggregate principal amount of 1.00% convertible senior notes due 2030 (the “2030 Notes”). In August 2025, the Company issued $690.0 million in aggregate principal amount of 0% convertible senior notes due 2032 (the “2032 Notes” and, together with the 2026 Notes, 2029 Notes and 2030 Notes, the “Notes”).

Concurrently with the issuance of the 2029 Notes and the 2032 Notes, the Company repurchased portions of the 2026 Notes. In the third quarter of 2024, the Company used approximately $302.4 million of the net proceeds from the offering of the 2029 Notes to repurchase approximately $334.2 million in aggregate principal amount of the outstanding 2026 Notes in individually negotiated transactions and additionally repurchased approximately $27.9 million of the outstanding 2026 Notes in open-market purchases. In August 2025, the Company used approximately $224.2 million of the net proceeds from the offering of the 2032 Notes to repurchase approximately $232.6 million in aggregate principal amount of the outstanding 2026 Notes in individually negotiated transactions.

The repurchases of the 2026 Notes were accounted for as a debt extinguishment. The difference between the consideration paid to repurchase the 2026 Notes and the carrying value of the 2026 Notes, resulted in a gain on debt extinguishment of $33.4 million and $7.2 million separately reported on the condensed consolidated statement of operations and comprehensive income (loss) during the third quarter of 2024 and 2025, respectively. The partial extinguishments did not result in any changes to the terms of the 2026 Notes.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The table below presents the activity of the Notes during the nine months ended September 30, 2025:

Principal balance of Notes outstanding as of December 31, 2024	$1,230,379
Issuance of 2032 Notes	690,000
Repurchases of 2026 Notes	(232,585)
Principal balance of Notes outstanding as of September 30, 2025	$1,687,794

Each series of Notes is governed by its respective indenture (each, an “Indenture”), and represents senior unsecured obligations of the Company. The 2026 Notes mature on August 15, 2026, the 2029 Notes mature on October 1, 2029, the 2030 Notes mature on November 15, 2030, and the 2032 Notes mature on February 15, 2032, unless such Notes are earlier converted, redeemed, or repurchased in accordance with their terms. The Company may redeem for cash all or any portion of the Notes, at its option, on or after August 20, 2024, in the case of the 2026 Notes, on or after October 6, 2027, in the case of the 2029 Notes, on or after November 20, 2027, in the case of the 2030 Notes, and on or after August 20, 2028, in the case of the 2032 Notes, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the Notes of the applicable series then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption for the Notes of such series at a redemption price equal to 100% of the principal amount of the Notes of such series to be redeemed, plus any accrued and unpaid interest (or special interest, if any, in the case of the 2032 Notes) to, but excluding, the redemption date.

The following table presents details of the Notes:

	Interest Rate	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Conversion Date
2026 Notes	0.25%; payable semiannually on February 15 and August 15	3.5056	$285.26	May 15, 2026
2029 Notes	2.00%; payable semiannually on April 1 and October 1	21.9029	$45.66	July 1, 2029
2030 Notes	1.00%; payable semiannually on May 15 and November 15	10.8702	$91.99	August 15, 2030
2032 Notes	0%	12.1215	$82.50	November 15, 2031

Holders of the Notes may convert their Notes at their option any time prior to the close of business on the business day immediately preceding May 15, 2026, in the case of the 2026 Notes; July 1, 2029, in the case of the 2029 Notes; August 15, 2030, in the case of the 2030 Notes; and November 15, 2031, in the case of the 2032 Notes, only under the following circumstances:

(1) during any calendar quarter commencing after December 31, 2021, in the case of the 2026 Notes, December 31, 2024, in the case of the 2029 Notes, March 31, 2025, in the case of the 2030 Notes and December 31, 2025, in the case of the 2032 Notes, (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price for the respective Notes on each applicable trading day;

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

On or after May 15, 2026, in the case of the 2026 Notes, July 1, 2029, in the case of the 2029 Notes, August 15, 2030, in the case of the 2030 Notes, and November 15, 2031, in the case of the 2032 Notes, holders of the Notes of the applicable series may surrender all or any portion of their Notes of such series for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the applicable maturity date regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, either cash, shares of common stock or a combination of cash and shares of common stock, at its election.

The conversion price for each series of Notes will be subject to adjustment if certain events occur. In addition, following certain corporate events that may occur prior to the applicable maturity date or following the Company’s issuance of a notice of redemption for a series of Notes, the Company may be required to increase the conversion rate for the holder of the Notes of such series who elect to convert such Notes in connection with such corporate event or during the related redemption period in certain circumstances. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” pursuant to the applicable Indenture, holders of the applicable series of Notes may require the Company to repurchase for cash all or a portion of such Notes at a repurchase price equal to 100% of the principal amount of the Notes of such series to be redeemed plus accrued and unpaid interest (or special interest, if any, in the case of the 2032 Notes) to, but excluding, the fundamental change repurchase date.

The Company accounted for the issuance of each series of the Notes as a single liability at par as the conversion feature of each series of Notes does not require bifurcation as a derivative under ASC 815 and the Notes were not issued at a substantial premium. Debt issuance costs related to the 2026 Notes, 2029 Notes, 2030 Notes and 2032 Notes totaled $15.7 million, $10.4 million, $11.8 million, and $14.4 million respectively, which are amortized to interest expense under the effective interest method over the contractual term. The effective interest rate of the 2026 Notes, 2029 Notes, 2030 Notes and 2032 Notes is 0.7%, 2.5%, 1.4%, and 0.3% respectively. The Company recorded immaterial coupon interest expense related to the Notes and immaterial amortization of debt issuance costs within other income, net on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024. The Company recorded immaterial and $10.7 million coupon interest expense related to the Notes for the three and nine months ended September 30, 2025, respectively, and immaterial amortization of debt issuance costs within other income, net on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025. Accrued interest expenses related to the Notes were $3.3 million and immaterial as of December 31, 2024 and September 30, 2025, respectively.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents the components of the Notes as of December 31, 2024 and September 30, 2025:

	December 31, 2024				September 30, 2025
	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Fair Value	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Fair Value
2026 Notes	$299,129	$(2,339)	$296,790	$272,727	$66,544	$(286)	$66,258	$63,671
2029 Notes	431,250	(9,932)	421,318	675,732	431,250	(8,436)	422,814	618,930
2030 Notes	500,000	(11,545)	488,455	488,015	500,000	(10,120)	489,880	469,740
2032 Notes	—	—	—	—	690,000	(14,164)	675,836	622,021
Total	$1,230,379	$(23,816)	$1,206,563	$1,436,474	$1,687,794	$(33,006)	$1,654,788	$1,774,362

The estimated fair value represents Level 2 valuations in the fair value hierarchy and was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market.

Capped Call Transactions

In connection with the issuance of the 2026 Notes, the 2029 Notes, and the 2032 Notes, the Company entered into separate privately negotiated capped call instruments with certain financial institutions (the “2026 Capped Calls,” with respect to the 2026 Notes, the “2029 Capped Calls,” with respect to the 2029 Notes, the “2032 Capped Calls,” with respect to the 2032 Notes, and the 2026 Capped Calls together with the 2029 Capped Calls and the 2032 Capped Calls, the “Capped Calls”).

The Capped Calls are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 2026 Notes, 2029 Notes and 2032 Notes, as applicable, and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted 2026 Notes, 2029 Notes, and 2032 Notes as the case may be, in the event the market price per share of the Company’s common stock, as measured under the terms of the Capped Calls, is greater than the strike price of the Capped Calls, with such reduction and/or offset subject to a cap. If, however, the market price per share of the common stock, as measured under the terms of the Capped Calls, exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price per share of the Company’s common stock exceeds the cap price of the Capped Calls.

The following table sets forth other key terms for the Capped Calls related to each series of Notes:

	Initial Strike Price per Share, Subject to Certain Adjustments	Initial Cap Price per Share, Subject to Certain Adjustments	Shares of Common Stock Covered, Subject to Anti-Dilution Adjustments (in millions)	Final Expiration Date
2026 Capped Calls	$285.26	$400.36	0.2	August 15, 2026
2029 Capped Calls	$45.66	$70.24	9.4	September 27, 2029
2032 Capped Calls	$82.50	$126.92	8.4	February 15, 2032

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Capped Calls were determined to be freestanding financial instruments that meet the criteria for classification in equity; as such, the Capped Calls were recorded as a reduction of additional paid-in capital within stockholders’ equity.

For the quarter ended September 30, 2024 and 2025, in connection with the partial repurchases of the 2026 Notes described above, the Company entered into agreements to terminate portions of the 2026 Capped Calls corresponding to the aggregate principal amounts of the 2026 Notes repurchased. As a result of these partial terminations, the Company received immaterial cash payments which were recorded as an increase to additional paid-in capital within stockholders’ equity.

 9.    Stockholders' Equity
Common Stock Reserved for Future Issuance

In December 2020, the Company's amended and restated certificate of incorporation became effective, which authorizes the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share. Shares of common stock reserved for issuance, on an as-converted basis, are as follows:

	December 31, 2024	September 30, 2025
Options issued and outstanding	10,709,898	9,371,791
Restricted stock units outstanding	3,703,631	2,604,625
Shares available for future issuance under 2020 plan	7,669,374	11,190,851
Shares available for issuance under employee stock purchase plan	3,425,952	4,140,207
Total	25,508,855	27,307,474
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

The Company records share repurchases on the settlement date. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. The Company’s policy for share retirements is to allocate the excess between par value and the repurchase price, including costs and fees, to additional paid-in capital. During the nine months ended September 30, 2025, the Company made no repurchases of common stock. As of September 30, 2025, $222.1 million remains available for future purchases of our common stock under the share repurchase program.

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

As of September 30, 2025, no shares were issued under the program.
Equity Incentive Plans

The 2020 Equity Incentive Plan authorizes grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to eligible participants.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2025:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2024	10,709,898	$18.35	5.9	$495,359
Options granted	782,552	66.42
Options exercised	(1,406,301)	10.31
Options cancelled and forfeited	(714,358)	26.88
Balances at September 30, 2025	9,371,791	22.92	5.5	309,312
Options exercisable – September 30, 2025	7,066,072	18.97	4.6	260,810
Options vested and expected to vest – September 30, 2025	9,357,817	$22.88	5.5	$309,149

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of September 30, 2025. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2024 and 2025 was $34.0 million and $78.9 million respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2024 and 2025 was $14.42 and $35.71 per share, respectively. The total fair value of options vested for the nine months ended September 30, 2024 and 2025 was $23.2 million, and $17.0 million, respectively.

As of September 30, 2025, total unrecognized stock-based compensation expense related to unvested stock options was $40.0 million, which is expected to be recognized over a remaining weighted-average period of 2.1 years.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees and nonemployees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over one to four years. The following table summarizes RSU activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	3,703,631	$33.46
RSUs granted	1,717,433	65.10
RSUs vested	(2,179,822)	38.64
RSUs cancelled and forfeited	(636,617)	36.27
Unvested at September 30, 2025	2,604,625	$49.30

As of September 30, 2025, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $94.2 million, which is expected to be recognized over a remaining weighted-average period of 1.2 years.
2020 Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”) provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on the exercise date. During the nine months ended September 30, 2025, 219,818 shares of common stock were purchased under the ESPP.

As of September 30, 2025, total unrecognized stock-based compensation expense related to the ESPP was immaterial.

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

Volatility–The Company estimates the expected volatility for stock options based on the weighted-average historical volatility of the Company’s common stock and the average volatility for comparable publicly-traded companies, over a period equal to the expected term. Previously, expected volatility was based solely on historical volatility of comparable publicly-traded peer companies. For ESPP, the expected volatility is estimated using historical volatility of the Company’s common stock over the expected term.

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

The following assumptions were used to estimate the fair value of options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Expected term (in years)	5.1 – 6.7	5.1 – 5.8	5.1 – 7.0	5.1 – 7.0
Expected volatility	50.96% – 53.49%	63.59% – 67.40%	50.32% – 53.49%	50.66% – 67.40%
Risk-free interest rate	3.76%	3.74% – 3.96%	3.76% – 4.27%	3.72% – 4.09%
Dividend yield	—%	—%	—%	—%

The following assumptions were used to estimate the fair value of ESPP purchase rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	88.37%	95.30%	88.37% – 96.69%	95.30% – 99.09%
Risk-free interest rate	5.04%	4.12%	5.04% – 5.30%	4.12% – 4.34%
Dividend yield	—%	—%	—%	—%
Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its condensed consolidated statements of operations and comprehensive income (loss) for employees and non-employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Sales and marketing	$3,040	$3,371	$9,096	$9,680
Customer operations	1,596	1,677	5,679	5,348
Engineering and product development	18,013	17,243	55,140	49,493
General, administrative, and other	10,969	11,864	33,689	34,976
Total	$33,618	$34,155	$103,604	$99,497

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

In connection with the Company’s lease agreements, a letter of credit was issued on behalf of the Company for the benefit of the landlord. As of September 30, 2025 the letter of credit was $2.6 million. The letter of credit is secured by certificates of deposit which are included in restricted cash on the condensed consolidated balance sheets.

Future minimum lease payments are as follows:

September 30, 2025
Remaining 2025	$3,859
2026	15,850
2027	15,474
2028	6,143
2029	2,990
Total undiscounted lease payments	44,316
Less: Present value adjustment	(3,765)
Operating lease liabilities	$40,551

The Company had no finance lease expense during the three and nine months ended September 30, 2024 and 2025. The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance and parking fees, were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial during the periods presented. The Company had immaterial sublease income during the three and nine months ended September 30, 2024 and 2025. Operating lease expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Rent expense	$3,542	$3,572	$10,625	$10,713
Variable lease payments	$937	$947	$2,862	$2,881

Supplemental cash flow and non-cash information related to the Company’s operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Cash paid for amounts included in the measurement of lease liabilities	$3,591	$3,714	$10,850	$11,039

Supplemental balance sheet information related to the Company’s operating leases was as follows:

	December 31, 2024	September 30, 2025
Weighted-average remaining lease term (in years)	3.60	2.89
Weighted-average discount rate	5.22%	5.34%

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 11.    Commitments and Contingencies
Commitments

The Company has loan purchase obligations under the Company’s loan agreements with certain lending partners. These lending partners retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the conclusion of the required holding period. As of December 31, 2024 and September 30, 2025, the total loan purchase commitment included outstanding principal balance of $72.8 million and $113.7 million, respectively.

The Company has extended a line of credit in connection with one of its committed capital and other co-investment arrangements. As of December 31, 2024, the Company had unfunded commitments related to the line of credit of $7.6 million. As of September 30, 2025, the Company had no unfunded commitments related to the line of credit.

The Company has commitments to fund future advances on HELOCs. As of December 31, 2024 and September 30, 2025, these commitments were $7.6 million and $20.5 million, respectively, however, since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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

From time to time the Company is subject to, and it is presently involved in, various litigation and legal proceedings arising from the ordinary course of business activities, the outcome of which the Company cannot reasonably determine. Other than the class actions and derivative actions described below, the Company does not believe that it is presently a party to any litigation of which the outcome would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. As of December 31, 2024 and September 30, 2025, immaterial loss contingencies were recorded in connection with legal proceedings.

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
Repurchases

Under the terms of our agreements with lending partners and institutional investors, as well as in agreements with investors in securitizations and pass-through certificate transactions, the Company may, in certain circumstances, become obligated to repurchase loans from or indemnify such lending partners and institutional

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

investors. Generally, these circumstances include the occurrence of verifiable identity theft, the failure of sold loans to meet the terms of certain loan-level representations and warranties that speak as of the time of origination or sale, the failure to comply with other contractual terms with lending partners and institutional investors, or a violation of the applicable federal, state, or local lending laws.

The maximum potential amount of future payments associated with any repurchase or indemnification obligation is the outstanding balances of the loans held by lending partners and institutional investors, which as of December 31, 2024 and September 30, 2025, was $11,237.2 million and $12,908.8 million, respectively. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial and $4.9 million for the three and nine months ended September 30, 2024, respectively, and immaterial for the three and nine months ended September 30, 2025.

The Company did not have material contingent liabilities related to future loan repurchase obligations as of December 31, 2024 and September 30, 2025. These amounts are included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.
Legal

On July 26, 2022, a lawsuit was filed in United States District Court, Southern District of Ohio, captioned Crain v. Upstart Holdings, Inc. et al., Case No. 2:22-cv-02935-ALM-EPD (S.D. Ohio) against the Company, the Company’s Chief Executive Officer, and Chief Financial Officer, alleging that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Crain lawsuit claims unspecified damages and legal fees. On August 16, 2022, the court appointed a lead plaintiff and approved lead counsel in the Crain action. On December 5, 2022, the lead plaintiff filed a consolidated amended complaint, which names the same defendants as the previous complaint, along with two Company executives, as well as Third Point LLC and its CEO and Third Point Ventures LLC and its managing partner (also a former Upstart board member). The consolidated amended complaint brings the same claims as the previous complaint but adds a claim under Section 20A of the Exchange Act. On February 24, 2023, the defendants filed motions to dismiss the consolidated amended complaint. On September 29, 2023, the Court issued an order, granting in part and denying in part the Upstart defendants’ motion, and granting the motion filed by Third Point LLC and its CEO and Third Point Ventures LLC. On November 7, 2023, the Upstart defendants filed a motion for reconsideration, which the Court denied on August 5, 2024. On February 2, 2024, Lead Plaintiff, Universal-Investment-Gesellschaft mbH, and plaintiffs, Kathy Brooks and Kevin Crain, filed a motion for an order to certify this matter, now captioned In re Upstart Holdings Securities Litigation, as a class action, appoint themselves as class representatives, and approve their selection of Motley Rice LLC and Robbins Geller Rudman & Dowd LLP as co-class counsel, which motion the Court granted on March 27, 2025. On December 6, 2024, plaintiffs filed a motion for leave to file a first amended complaint, which motion the Court granted on September 29, 2025. The first amended complaint adds back as defendants Third Point LLC and its CEO and Third Point Ventures LLC. The Company believes the remaining claims in the action are without merit and intends to defend itself vigorously.

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

On April 5, 2023, a fifth derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Okhai v. Girouard, et al., C.A. No. 2023-0401-BWD (Del. Ch.). The Okhai action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants the Company’s current board members, two former board members, its Chief Financial Officer, and two current or former Company executives, as well as Third Point LLC and Third Point Ventures LLC. The Okhai action includes claims for breach of fiduciary, aiding and abetting such alleged breaches, and unjust enrichment, and seeks equitable and/or injunctive relief, restitution, and attorney’s fees and costs from the individual defendants. On August 3, 2023, in response to a motion to stay by the defendants in the Okhai action, the Court stayed the Okhai action until resolution of the motion to dismiss in the related securities class action. Following the issuance of the September 29, 2023 order on the motion to dismiss in the related securities class action, on November 16, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Okhai action until resolution of the motion for

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

reconsideration of the September 29, 2023 order on the motion to dismiss in the related securities class action. Following denial of the motion for reconsideration in the related securities class action, the parties in the Okhai action finished briefing and argued the defendants’ motion to continue the stay. On October 24, 2024, the Court continued the stay until February 1, 2025. On January 31, 2025, the parties submitted to the Court a proposed schedule for briefing Defendants’ motion to continue the stay. On April 11, 2025, in response to a joint stipulation and proposed order submitted by the parties, the Court ordered that the case remain stayed pending plaintiffs filing a consolidated amended complaint on or before May 7, 2025, after which Defendants filed a renewed motion to stay. Subsequent developments are discussed below.

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

On November 22, 2024, in response to a joint stipulation and proposed order submitted by the parties, the Court consolidated the Okhai, Romanyshyn, and Agarwal matters under the consolidated caption In re Upstart Holdings, Inc. Derivative Litigation, Consolidated C.A. No. 2023-0401-BWD and appointed co-lead plaintiffs and co-lead counsel. On May 7, 2025, the plaintiffs in the consolidated action filed a consolidated amended complaint. The consolidated amended complaint names as plaintiffs Evan Levitan and Charlie Romanyshyn and removes plaintiffs Okhai and Agarwal. The consolidated amended complaint includes allegations similar to those in the initial Okhai complaint and names the same defendants as the initial Okhai complaint, along with the CEO of Third Point LLC. The consolidated amended complaint brings the same claims as the initial Okhai complaint and seeks similar relief. On June 4, 2025, Defendants filed a renewed motion to stay, which motion the Court granted on August 25, 2025.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 12.    Income Taxes

The Company’s effective tax rates for the three and nine months ended September 30, 2024 and 2025, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Provision for income taxes	$45	$124	$74	$202
Effective tax rate	(0.67)%	0.39%	(0.06)%	0.57%

The Company's tax provision and the resulting effective tax rate for interim periods are determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising during the period. The increase in the Company's effective tax rate for the three and nine months ended September 30, 2025, compared to the same periods in 2024, was primarily driven by an increase in the Company's state tax liabilities, despite maintaining a full valuation allowance. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowance on the Company’s deferred tax assets as it is more likely than not that some or all of these deferred tax assets will not be realized.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act includes significant changes to the U.S. tax code, including restoration of immediate recognition of domestic research and development expenditures and reinstatement of 100% bonus depreciation for qualifying property. The Company has assessed the Act’s impact and concluded that it did not materially affect its effective tax rate for the current quarter.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Numerator:
Net income (loss) attributable to common stockholders, basic	$(6,758)	$31,805	$(125,826)	$34,965
Add: Dilutive effect of convertible senior notes, net(1)	—	(6,664)	—	(5,585)
Net income (loss) attributable to common stockholders, diluted	$(6,758)	$25,141	$(125,826)	$29,380
Denominator:
Weighted-average common shares outstanding used to calculate net income (loss) per share, basic	90,119,481	96,682,774	88,534,495	95,503,380
Stock options, RSUs, and ESPP	—	8,046,066	—	8,039,386
Convertible senior notes(2)	—	4,995,829	—	2,378,819
Weighted-average effect of dilutive securities	—	13,041,895	—	10,418,205
Weighted-average common shares outstanding used to calculate net income (loss) per share, diluted	90,119,481	109,724,669	88,534,495	105,921,585

Net income (loss) per share, basic	$(0.07)	$0.33	$(1.42)	$0.37
Net income (loss) per share, diluted	$(0.07)	$0.23	$(1.42)	$0.28
_________
(1)For the three and nine months ended September 30, 2025, diluted earnings per share and diluted net income attributable to common stockholders excludes gain on extinguishment of debt and interest expense, net of tax, associated with convertible senior note activity during the period, as evaluated under the if-converted method.
(2)For the three and nine months ended September 30, 2025, includes incremental dilutive shares from the 2026 and 2032 convertible senior notes.
The following securities were excluded from the computation of diluted net income (loss) per share for the periods presented, due to their anti-dilutive effect. These amounts represent the number of instruments outstanding at the end of each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Options to purchase common stock	12,350,352	1,250,222	12,350,352	1,398,669
Unvested RSUs	4,511,475	256,118	4,511,475	1,970,324
Purchase rights committed under the ESPP	162,977	—	162,977	68,965
Convertible senior notes	10,494,253	14,880,726	10,494,253	14,880,726
Total	27,519,057	16,387,066	27,519,057	18,318,684

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

14.    Segment Information

The Company’s organization and management structure is designed to support development of different lending product offerings, which are grouped into three operating segments - Personal Lending (unsecured personal loans and small dollar loans), Auto Lending (auto refinance, auto retail loans, and auto secured personal loans(1)), and Other (HELOCs and other). These operating segments are separately managed and evaluated by the Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer, who allocates resources and assesses performance at this level. The Company has determined that only one operating segment, Personal Lending, meets the definition of a reportable segment.

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

The following table presents financial information, including Contribution Profit, for the Company’s Personal Lending segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Personal Lending
Revenue from fees, net	$164,794	$253,192	$428,745	$672,254
Borrower acquisition costs(2)	(29,825)	(61,771)	(74,250)	(164,161)
Borrower verification and servicing costs(3)	(26,898)	(34,445)	(80,325)	(96,085)
Contribution Profit for Personal Lending	$108,071	$156,976	$274,170	$412,008
_______
(1)Beginning in the third quarter of 2025, the Company reclassified auto secured personal loans from Personal Lending to Auto Lending operating segment. Prior period segment information reflects the change, which was immaterial to the Company’s condensed consolidated financial statements.
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents a reconciliation of total Contribution Profit to Net income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Contribution Profit:
Personal Lending	$108,071	$156,976	$274,170	$412,008
Reconciling items:
Other Contribution Profit/(Loss)(1)	(5,695)	(9,570)	(14,535)	(21,687)
Sales and marketing, net of borrower acquisition costs(2)	(10,480)	(11,582)	(30,552)	(34,160)
Customer operations, net of borrower verification and servicing costs(3)	(6,837)	(5,919)	(21,624)	(18,826)
Engineering and product development	(64,887)	(64,026)	(186,431)	(190,689)
General, administrative, and other	(59,874)	(60,779)	(170,508)	(185,910)
Interest income, interest expense, and fair value adjustments, net	(5,450)	18,566	(18,626)	62,976
Other income, net	5,078	1,017	8,993	4,209
Gain on debt extinguishment	33,361	7,246	33,361	7,246
Net income (loss) before income taxes	$(6,713)	$31,929	$(125,752)	$35,167
_________
(1)Includes Auto Lending and Other operating segments, which did not meet the separate reporting or aggregation criteria under GAAP.
(2)Borrower acquisition costs were $32.7 million and $67.3 million for the three months ended September 30, 2024 and 2025, respectively, and were $80.8 million and $176.8 million for the nine months ended September 30, 2024 and 2025, respectively. Borrower acquisition costs consist of the Company’s sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for the Company’s business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses.
(3)Borrower verification and servicing costs were $32.5 million and $43.9 million for the three months ended September 30, 2024 and 2025, respectively, and were $95.8 million and $117.7 million for the nine months ended September 30, 2024 and 2025, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of the Company’s customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses.

The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment.

15.    Reorganization Expenses

During the nine months ended September 30, 2024, the Company implemented a series of initiatives in order to decrease operating costs and streamline operations, which reduced the Company’s workforce by approximately 10%. In relation to these initiatives, the Company incurred $3.8 million in charges related to severance payments, employee benefits and associated taxes. These reorganization costs are reported in the relevant operating expense category on the condensed consolidated statements of operations and comprehensive income (loss). During the three months ended September 30, 2024 and three and nine months ended September 30, 2025, the Company incurred no reorganization expenses.

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
Overview

Upstart is the leading artificial intelligence (“AI”) lending marketplace. We aim to radically reduce the cost and complexity of borrowing for all Americans by using our proprietary AI models to remake the entire lending process. Today, Upstart’s platform supports personal loans, including small dollar “relief” loans, auto loans, including retail, refinance, and auto secured personal loans, and home loans in the form of home equity lines of credit (“HELOCs”). Long-term, our vision is to become the always-on, everything-store for credit, where we can automatically approve borrowers at the right prices – instantly and effortlessly.

Our platform applies AI to more accurately quantify the true risk of a loan, a capability we refer to as “risk separation.” This differentiated approach to underwriting has generally led to higher borrower approvals and lower interest rates relative to traditional lending practices, with more predictable returns to our capital partners including banks and credit unions (collectively our “lending partners”) and institutional investors. With this as the foundation, we’ve added layers of automation, macroeconomic calibration, generalization, and personalization that can support increasing scale and business resilience over time.

Beyond core underwriting, we apply our AI models to income and identity verification, loan stacking, and servicing. The result is an exceptional digital-first experience with significant levels of automation. For example, during the nine months ended September 30, 2025, 91% of loans on our platform were fully automated, with no human intervention by Upstart. We also apply our AI models to consumer acquisition and targeting, making these activities increasingly efficient. Consumers primarily access Upstart-powered loans through Upstart.com and, for automotive retail in particular, through auto dealerships that use Upstart’s Auto Finance software.

Our AI models are continuously upgraded, trained and refined - and have been for more than ten years. We believe the flywheel effects generated by our constantly improving AI models provide a significant competitive advantage both in terms of the increasing sophistication of our algorithms and the range and volume of training data that underpins our systems.

Our dynamic marketplace allows us to serve borrowers across the credit spectrum. Loans issued through our marketplace are purchased by our network of institutional investors, retained by our lending partners, or in certain instances are funded by Upstart’s balance sheet. Out of the total principal of loans transacted on our marketplace during the nine months ended September 30, 2025, 62% were purchased by institutional investors, 25% were retained or purchased by our lending partners, and 13% were held on our balance sheet. Investors may also invest in Upstart-powered loans through our pass-through and securitization programs.

Institutional investors, including those often referred to as “private credit,” play an important role in our lending marketplace. They can provide capital for higher risk loans that may not be economically feasible for traditional banks and credit unions to hold. Today, more than 50% of the loan funding on our platform is through committed capital and other co-investment arrangements with institutional investors and lending partners, which provide valuable stability and resilience on the funding side of our platform.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
We retain certain loans on our balance sheet for research and development purposes (“R&D Loans”), including to test and evaluate our AI models for newer products, to fill gaps in investor demand, and to aid in price discovery. As of September 30, 2025, 71% of loans held on our balance sheet were for R&D purposes, primarily related to our auto refinance and auto retail loan products, small dollar loans and HELOCs.
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

An equal investment in all vintages of Upstart-powered core personal loans originated in the third quarter of 2023 through the second quarter of 2025 is currently expected to deliver annual returns in line with a blended target of approximately 11.3% after servicing fees. At a more granular level, all quarterly vintages of core personal loans originated in the third quarter of 2023 through the first quarter of 2024 are currently forecasted to underperform relative to their target returns. Even though our underwriting models have over time utilized more variables and data points about borrowers, which has improved model performance, they were not designed to predict the severe impact changing macroeconomic conditions, credit market volatility and interest rate fluctuations that occurred following the COVID-19 pandemic, all of which were (and still are) beyond our control. The forecasted underperformance for these vintages reflects the impact of a combination of factors that occurred during that period, including the elimination of government stimulus measures and the worsening of the macroeconomic environment, via rising inflation and the resulting sharply higher interest rates.

The core personal loans originated in the second quarter of 2024 or later are currently forecasted to deliver returns in line with target yields. This reversion in performance reflects a combination of factors including increased conservatism in underwriting, the relative stabilization of macroeconomic conditions, and improvements in our more recent models.
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

To respond to macroeconomic changes and provide relevant and up-to-date information to our lending partners, we introduced a new metric, the Upstart Macro Index (“UMI”), in 2023. As of September 30, 2025, UMI remained elevated, measured at approximately 1.54, meaning that current macroeconomic conditions contributed an incremental risk of approximately 54% to the repayment performance of an Upstart-powered unsecured personal loan, compared to the baseline measurement of 1.0.
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction. The following presents our key operating and financial metrics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Transaction Volume, Dollars	$1,582,317	$2,854,296	$3,822,847	$7,808,302
Transaction Volume, Number of Loans(1)	188,149	428,056	451,429	1,041,361
Conversion Rate(2)	16.3%	20.6%	15.3%	21.2%
Percentage of Loans Fully Automated	91%	91%	91%	91%

Contribution Profit(3)	$102,376	$147,406	$259,635	$390,321
Contribution Margin(3)	61%	57%	60%	57%
Adjusted EBITDA(3)	$1,413	$71,162	$(28,182)	$166,792
Adjusted EBITDA Margin(3)	1%	26%	(7)%	22%
Adjusted Net Income (Loss)(3)	$(5,325)	$59,963	$(47,770)	$133,400
Adjusted Net Income (Loss) Per Share:
Basic(2)	$(0.06)	$0.62	$(0.54)	$1.40
Diluted(2)	$(0.06)	$0.52	$(0.54)	$1.22
_______
(1)Transaction Volume, Number of Loans is shown in ones for the periods presented.
(2)Prior to the third quarter of 2025, home loans were included in “Transaction Volume, Number of Loans” but excluded from the rate inquiries used to calculate Conversion Rate. Beginning in the third quarter of 2025, they are included in rate inquiries. Earlier periods have not been adjusted, as the impact is immaterial and would have reduced the Conversion Rate by less than 0.5 percentage point.
(3)Represents a non-GAAP financial measure. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for further information.
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

Transaction Volume is driven by improvements in our AI models and technology, including our ability to streamline and automate the loan application and origination process. Transaction Volume can also be driven by several other factors, including borrower acceptance rates and their sensitivity to the interest rates offered through

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
our platform. Transaction Volume is dependent on the availability of platform funding which is influenced by factors such as volatility in the capital markets and macroeconomic conditions.

Transaction Volume, Dollars increased 80% in the three months ended September 30, 2025 compared to the same period of 2024, and increased 104% in the nine months ended September 30, 2025 compared to the same period of 2024. Transaction Volume, Number of Loans increased 128% and 131% in the three and nine months ended September 30, 2025 compared to the same period of 2024, respectively. These increases were primarily due to model improvements and product initiatives, which resulted in an increase in the number of qualified borrowers and more attractive loan offers. The increase in Transaction Volume, Number of Loans was higher than the increase in Transaction Volume, Dollars due to the decrease in average loan size, primarily as underwriting model improvements drove higher approval rates in smaller dollar categories of loans.
Conversion Rate

We define Conversion Rate as the Transaction Volume, Number of Loans in a period divided by the number of rate inquiries received that we estimate to be legitimate, which we record when a borrower requests a loan offer on our platform. We track this metric to understand the impact of improvements to the efficiency of our borrower funnel on our overall growth.

Historically, our Conversion Rate has benefited from improvements to our technology, which have made our evaluation of risk more accurate and our verification process more automated, or from the addition of capital partners that have made our offers more competitive. However, our Conversion Rate can be impacted by a variety of internal factors such as changes in the amount of platform and referral fees that we charge or changes in the rate of returns we target for our lending partners and institutional investors. External factors such as shifts in macroeconomic conditions, including interest rate changes, also impact our Conversion Rate. Our ability to continue to improve our Conversion Rate depends in part on our ability to continue to improve our AI models and Percentage of Loans Fully Automated and the mix of marketing channels in any given period.

Our Conversion Rate increased to 20.6% and 21.2% in the three and nine months ended September 30, 2025, respectively, from 16.3% and 15.3% in the same periods of 2024, primarily driven by underwriting model improvements and product and pricing initiatives, coupled with continued optimization in our acquisition channels.
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

Our Percentage of Loans Fully Automated remained flat at 91% for the three and nine months ended September 30, 2024 and 2025.

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

Contribution Profit and Contribution Margin have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Contribution Profit and Contribution Margin are not GAAP financial measures of, nor do they imply, profitability. Even if our revenue exceeds variable expenses over time, we may not be able to achieve or maintain profitability, and the relationship of revenue to variable expenses is not necessarily indicative of future performance. Contribution Profit and Contribution Margin reflect all expenses that we consider to be variable, which may involve some judgment and discretion around what costs vary directly with loan volume. Other companies that present contribution profit and contribution margin may calculate it differently and, therefore, similarly titled measures presented by other companies may not be directly comparable to ours.

To derive Contribution Profit, we subtract the sum of borrower acquisition costs as well as borrower verification and servicing costs from revenue from fees, net. To calculate Contribution Margin we divide Contribution Profit by revenue from fees, net.

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Revenue from fees, net	$167,590	$258,539	$436,190	$684,791
Borrower acquisition costs(1)	(32,749)	(67,262)	(80,785)	(176,759)
Borrower verification and servicing costs(2)	(32,465)	(43,871)	(95,770)	(117,711)
Total direct expenses	(65,214)	(111,133)	(176,555)	(294,470)
Contribution Profit	$102,376	$147,406	$259,635	$390,321
Contribution Margin	61%	57%	60%	57%
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The Company also recognizes fees in relation to contracts with auto dealers for the use of Upstart Auto Finance software, a cloud-based solution that facilitates dealership operations and enables them to provide consumers with access to Upstart-powered auto loans. Refer to “Note 2. Revenue” in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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
Other Income, Net

Other income, net primarily consists of dividend income earned by the Company on its unrestricted cash and cash equivalents balances in addition to coupon interest expense and amortization of the debt discount on its 2026, 2029, 2030, and 2032 convertible senior notes (collectively, the “Notes”).
Gain on Debt Extinguishment

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Revenue:
Revenue from fees, net	$167,590	$258,539	$436,190	$684,791
Interest income, interest expense, and fair value adjustments, net:
Interest income	40,845	57,203	144,899	143,394
Interest expense	(10,818)	(8,794)	(33,002)	(23,586)
Fair value and other adjustments, net	(35,477)	(29,843)	(130,523)	(56,832)
Total interest income, interest expense, and fair value adjustments, net	(5,450)	18,566	(18,626)	62,976
Total revenue	162,140	277,105	417,564	747,767
Operating expenses(1):
Sales and marketing	43,229	78,844	111,337	210,919
Customer operations	39,302	49,790	117,394	136,537
Engineering and product development	64,887	64,026	186,431	190,689
General, administrative, and other	59,874	60,779	170,508	185,910
Total operating expenses	207,292	253,439	585,670	724,055
Income (loss) from operations	(45,152)	23,666	(168,106)	23,712
Other income, net	5,078	1,017	8,993	4,209
Gain on debt extinguishment	33,361	7,246	33,361	7,246
Net income (loss) before income taxes	(6,713)	31,929	(125,752)	35,167
Provision for income taxes	45	124	74	202
Net income (loss)	$(6,758)	$31,805	$(125,826)	$34,965
________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Sales and marketing	$3,040	$3,371	$9,096	$9,680
Customer operations	1,596	1,677	5,679	5,348
Engineering and product development	18,013	17,243	55,140	49,493
General, administrative, and other	10,969	11,864	33,689	34,976
Total stock-based compensation	$33,618	$34,155	$103,604	$99,497

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Revenue
Revenue from Fees, Net

The following table set forth our revenue from fees, net in the periods shown:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2025	$	%	2024	2025	$	%
Platform and referral fees, net	$134,199	$216,882	$82,683	62%	$336,653	$570,702	$234,049	70%
Servicing and other fees, net	33,391	41,657	8,266	25%	99,537	114,089	14,552	15%
Total revenue from fees, net	$167,590	$258,539	$90,949	54%	$436,190	$684,791	$248,601	57%

Revenue from fees, net increased $90.9 million, or 54%, in the three months ended September 30, 2025, compared to the same period in 2024, which included an increase of $82.7 million in revenue from platform and referral fees, net, and an increase of $8.3 million in servicing fees, net. The increase of the platform and referral fees, net was primarily driven by a 80% increase in the Transaction Volume, Dollars from $1,582.3 million in the three months ended September 30, 2024 to $2,854.3 million in the same period in 2025, partially offset by lower fee rates, including those related to prime borrowers. The increase in servicing fees was primarily due to the increase in outstanding principal of serviced loans as well as the increase in net gain on servicing rights upon loan sales.

Revenue from fees, net increased $248.6 million, or 57%, in the nine months ended September 30, 2025, compared to the same period in 2024, which included an increase of $234.0 million in revenue from platform and referral fees, net, and an increase of $14.6 million in servicing fees, net. The increase of the platform and referral fees, net was primarily driven by a 104% increase in the Transaction Volume, Dollars from $3,822.8 million in the nine months ended September 30, 2024 to $7,808.3 million in the same period in 2025, partially offset by lower fee rates, including those related to prime borrowers. The increase in servicing fees was primarily due to the increase in net gain on servicing rights upon loan sales as well as the increase in outstanding principal of serviced loans.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Interest Income, Interest Expense, and Fair Value Adjustments, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2025	$	%	2024	2025	$	%
Operating entities(1):
Interest income	$34,097	$53,327	$19,230	56%	$121,813	$129,941	$8,128	7%
Interest expense	(8,546)	(7,305)	1,241	15%	(25,456)	(18,580)	6,876	27%
Fair value adjustments, net	(29,751)	(27,873)	1,878	6%	(104,880)	(47,844)	57,036	54%
Consolidated securitization entities:
Interest income	6,748	3,876	(2,872)	(43)%	23,086	13,453	(9,633)	(42)%
Interest expense	(2,272)	(1,489)	783	34%	(7,546)	(5,006)	2,540	34%
Fair value adjustments, net	(5,726)	(1,970)	3,756	66%	(25,643)	(8,988)	16,655	65%
Total Company:
Interest income	40,845	57,203	16,358	40%	144,899	143,394	(1,505)	(1)%
Interest expense	(10,818)	(8,794)	2,024	19%	(33,002)	(23,586)	9,416	29%
Fair value adjustments, net	(35,477)	(29,843)	5,634	16%	(130,523)	(56,832)	73,691	56%
Total interest income, interest expense, and fair value adjustments, net	$(5,450)	$18,566	$24,016	441%	$(18,626)	$62,976	$81,602	438%
_________
(1)Consists of balances recognized by entities participating in ongoing operating activities of the Company, excluding entities associated with the UPST 2023-2 consolidated securitization.

Interest income, interest expense, and fair value adjustments, net increased $24.0 million, or 441% in the three months ended September 30, 2025, compared to the same period in 2024. The increase was driven by a $16.4 million increase in interest income, a $5.6 million decrease in unfavorable fair value adjustments and a $2.0 million decrease in interest expense. The increase in interest income is consistent with an increase in the average outstanding principal balance of loans and the line of credit held on the condensed consolidated balance sheets by operating entities as well as an increase in loan premium amortization, partially offset by a decrease in the outstanding principal balance of loans held in the consolidated securitization during the period. The decrease in unfavorable fair value adjustments is attributable to a $16.0 million decrease in unrealized loss and loan charge-offs, and a $2.6 million decrease in realized loss on loan sales during the three months ended September 30, 2025 compared to the same period in 2024, partially offset by a $13.0 million increase in fair value loss on beneficial interests. The decrease in interest expense resulted from the decrease in average borrowings during the period, including a $0.8 million decrease in interest expense recognized by consolidated securitization entities due to lower payable to securitization note holders during the period, and a decrease in fair value of interest rate caps.

Interest income, interest expense, and fair value adjustments, net increased $81.6 million, or 438% in the nine months ended September 30, 2025, compared to the same period in 2024. The increase was driven by a $73.7 million decrease in unfavorable fair value adjustments and a $9.4 million decrease in interest expense, partially offset by a $1.5 million decrease in interest income. The decrease in unfavorable fair value adjustments is attributable to a $37.1 million decrease in unrealized loss and loan charge-offs, a $20.6 million decrease in fair value loss on beneficial interests, and a $16.1 million increase in realized gain on loan sales during the nine months ended September 30, 2025 compared to the same period in 2024. The decrease in interest expense resulted from the

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
decrease in average borrowings during the period, including a $2.5 million decrease in interest expense recognized by consolidated securitization entities due to lower payable to securitization note holders in the period. The decrease in unfavorable fair value adjustments and interest expense was partially offset by a decrease in interest income due to a $9.6 million decrease in interest income recognized by consolidated securitization entities partially offset by a $8.1 million increase in interest income recognized by operating entities. Such decrease and increase of interest income is consistent with the decrease and increase of outstanding principal balance of loans held by consolidated securitization and operating entities, respectively, during the period. In addition, interest income by operating entities further increased due to loan premium amortization and an increase in the outstanding principal balance of the line of credit during the period.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2025	$	%	2024	2025	$	%
Sales and marketing	$43,229	$78,844	$35,615	82%	$111,337	$210,919	$99,582	89%
% of revenue	27%	28%			27%	28%

Sales and marketing expenses increased by $35.6 million, or 82%, in the three months ended September 30, 2025 compared to the same period in 2024, which was driven primarily by a $34.5 million increase in advertising and borrower acquisition costs, a $0.9 million increase in marketing operation expense, and a $0.2 million increase in payroll and other personnel-related expenses. As a percentage of total revenue, sales and marketing expenses increased from 27% to 28%.

Sales and marketing expenses increased by $99.6 million, or 89%, in the nine months ended September 30, 2025 compared to the same period in 2024, which was driven primarily by a $96.0 million increase in advertising and borrower acquisition costs, a $2.3 million increase in marketing operation expenses, and a $1.3 million increase in payroll and other personnel-related expenses. As a percentage of total revenue, sales and marketing expenses increased from 27% to 28%.

Customer Operations

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2025	$	%	2024	2025	$	%
Customer operations	$39,302	$49,790	$10,488	27%	$117,394	$136,537	$19,143	16%
% of revenue	24%	18%			28%	18%

Customer operations expenses increased by $10.5 million, or 27%, in the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to a $6.6 million increase in information verification expenses, a $2.3 million increase in servicing expenses, and a $1.5 million increase in payroll and other personnel-related expenses. As a percentage of total revenue, customer operations expenses decreased from 24% to 18%.

Customer operations expenses increased by $19.1 million, or 16%, in the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to a $15.9 million increase in information verification expenses and a $6.1 million increase in servicing expenses. The increase was partially offset by a $2.9 million decrease in payroll and other personnel-related expenses due to a decrease in headcount. As a percentage of total revenue, customer operations expenses decreased from 28% to 18%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Engineering and Product Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2025	$	%	2024	2025	$	%
Engineering and product development	$64,887	$64,026	$(861)	(1)%	$186,431	$190,689	$4,258	2%
% of revenue	40%	23%			45%	26%

Engineering and product development expenses decreased by $0.9 million, or 1%, for the three months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily due to a $4.6 million decrease in payroll and other personnel-related expenses, partially offset by a $3.7 million increase in other engineering operating expenses driven by data and infrastructure costs. As a percentage of total revenue, engineering and product development expenses decreased from 40% to 23%.

Engineering and product development expenses increased by $4.3 million, or 2%, for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to a $10.4 million increase in other engineering operating expenses driven by data and infrastructure costs, partially offset by a $6.1 million decrease in payroll and other personnel-related expenses from capitalization of internal-use software development costs. As a percentage of total revenue, engineering and product development expenses decreased from 45% to 26%.
General, Administrative, and Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2025	$	%	2024	2025	$	%
General, administrative, and other	$59,874	$60,779	$905	2%	$170,508	$185,910	$15,402	9%
% of revenue	37%	22%			41%	25%

General, administrative, and other expenses increased by $0.9 million, or 2%, in the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to a $1.0 million increase in payroll and other personnel-related expenses, a $0.9 million increase in office and administrative operating related expenses, a $0.7 million increase in depreciation expenses, and a $0.4 million increase in professional fees, partially offset by a $2.2 million decrease in legal and compliance expenses. As a percentage of total revenue, general, administrative, and other expenses decreased from 37% to 22%.

General, administrative, and other expenses increased by $15.4 million, or 9%, in the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to a $13.0 million increase in payroll and other personnel-related expenses, a $4.4 million increase in office and administrative operating related expenses and office rent and other facility expenses, a $2.5 million increase in depreciation expenses, and a $1.8 million increase in professional fees, partially offset by a $6.3 million decrease in legal and compliance expenses. As a percentage of total revenue, general, administrative, and other expenses decreased from 41% to 25%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2025	$	%	2024	2025	$	%
Other income, net	$5,078	$1,017	$(4,061)	(80)%	$8,993	$4,209	$(4,784)	(53)%

In the three months ended September 30, 2025, other income, net decreased by $4.1 million, or 80%, compared to the same period in 2024, due to a $3.6 million increase in interest expense primarily resulting from the 2029 and 2030 Notes issued in 2024 and the related amortization of issuance costs, and a $1.6 million decrease in miscellaneous other income, net, partially offset by a $1.2 million increase in dividend income.

In the nine months ended September 30, 2025, other income, net decreased by $4.8 million, or 53%, compared to the same period in 2024, due to a $11.2 million increase in interest expense primarily resulting from the 2029 and 2030 Notes issued in 2024 and the related amortization of issuance costs, partially offset by a $6.3 million increase in dividend income earned on higher cash balances.

Gain on Debt Extinguishment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2025	$	%	2024	2025	$	%
Gain on debt extinguishment	$33,361	$7,246	$(26,115)	(78)%	$33,361	$7,246	$(26,115)	(78)%

In the three and nine months ended September 30, 2025, gain on debt extinguishment decreased by $26.1 million, compared to the same periods in 2024, primarily due to a smaller amount of the 2026 Notes repurchased and at a higher price relative to the prior year. During the quarter ended September 30, 2024 and 2025, the Company used approximately $325.3 million and $224.2 million to repurchase $362.1 million and $232.6 million in aggregate principal amount outstanding of the 2026 Notes, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Revenue from fees, net	$167,590	$258,539	$436,190	$684,791
Income (loss) from operations	(45,152)	23,666	(168,106)	23,712
Operating Margin	(27)%	9%	(39)%	3%
Sales and marketing, net of borrower acquisition costs(1)	$10,480	$11,582	$30,552	$34,160
Customer operations, net of borrower verification and servicing costs(2)	6,837	5,919	21,624	18,826
Engineering and product development	64,887	64,026	186,431	190,689
General, administrative, and other	59,874	60,779	170,508	185,910
Interest income, interest expense, and fair value adjustments, net	5,450	(18,566)	18,626	(62,976)
Contribution Profit	$102,376	$147,406	$259,635	$390,321
Contribution Margin	61%	57%	60%	57%
_________

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(1)Borrower acquisition costs were $32.7 million and $67.3 million for the three months ended September 30, 2024 and 2025, respectively, and were $80.8 million and $176.8 million for the nine months ended September 30, 2024 and 2025, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses.
(2)Borrower verification and servicing costs were $32.5 million and $43.9 million for the three months ended September 30, 2024 and 2025, respectively, and were $95.8 million and $117.7 million for the nine months ended September 30, 2024 and 2025, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses.

Adjusted EBITDA and Adjusted EBITDA Margin

The following table provides a reconciliation of net income (loss) and Net Income (Loss) Margin to Adjusted EBITDA and Adjusted EBITDA Margin. We define Net Income (Loss) Margin as net income (loss) divided by total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Total revenue	$162,140	$277,105	$417,564	$747,767
Net income (loss)	(6,758)	31,805	(125,826)	34,965
Net Income (Loss) Margin	(4)%	11%	(30)%	5%
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	$34,794	$35,404	$107,639	$105,681
Depreciation and amortization	5,390	6,131	15,850	18,374
Reorganization expenses	—	—	3,778	—
Expense on convertible notes	1,303	4,944	3,664	14,816
Gain on debt extinguishment	(33,361)	(7,246)	(33,361)	(7,246)
Provision for income taxes	45	124	74	202
Adjusted EBITDA	$1,413	$71,162	$(28,182)	$166,792
Adjusted EBITDA Margin	1%	26%	(7)%	22%
_________
(1)Payroll tax expenses include the employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Net income (loss)	$(6,758)	$31,805	$(125,826)	$34,965
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	34,794	35,404	107,639	105,681
Reorganization expenses	—	—	3,778	—
Gain on debt extinguishment	(33,361)	(7,246)	(33,361)	(7,246)
Adjusted Net Income (Loss)	$(5,325)	$59,963	$(47,770)	$133,400

Net income (loss) per share:
Basic	$(0.07)	$0.33	$(1.42)	$0.37
Diluted	$(0.07)	$0.23	$(1.42)	$0.28
Adjusted Net Income (Loss) Per Share:
Adjusted Net Income (Loss) Per Share, basic	$(0.06)	$0.62	$(0.54)	$1.40
Adjusted Net Income (Loss) Per Share, diluted	$(0.06)	$0.52	$(0.54)	$1.22
Weighted-average common shares outstanding:
Basic	90,119,481	96,682,774	88,534,495	95,503,380
Diluted	90,119,481	124,605,395	88,534,495	119,894,056
_________
(1)Payroll tax expenses include the amount of employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.

Liquidity and Capital Resources

Sources and Uses of Cash and Cash Equivalents

As of September 30, 2025, our primary source of liquidity was cash and cash equivalents of $489.8 million. We also held $5.0 million of investments in certificates of deposit that mature in December 2025. Changes in the balance of cash and cash equivalents are generally a result of working capital fluctuations and the timing of purchases and sales of loans facilitated through our marketplace. To finance purchases of certain loans facilitated through our lending marketplace, we rely on our warehouse credit facilities through the special-purpose trusts and corporate cash.

We entered into an “at the market” offering program pursuant to which we may offer and sell, from time to time, shares of our common stock with an aggregate offering price of up to $500.0 million, as described in the prospectus supplement dated February 14, 2025 filed with the U.S. Securities and Exchange Commission. As of September 30, 2025, no shares were issued under the program.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Our convertible senior notes have an aggregate principal balance of $1,687.8 million and bear interest at a rate of 0.25% per year in the case of the 2026 Notes, 2.00% per year in the case of the 2029 Notes, and 1.00% per year in the case of the 2030 Notes, in each case payable semiannually. The 2032 Notes do not bear regular interest. The Notes mature between 2026 to 2032, unless earlier converted, redeemed, or repurchased in accordance with their terms. The 2026 Notes have a principal balance of $66.5 million and are current and due August 2026. Refer to “Note 8. Borrowings” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our Notes.

Our warehouse credit facilities, which mature between December 2026 and June 2028, allow us to borrow up to an aggregate of $475.0 million to purchase unsecured personal loans, $100.0 million to purchase small dollar loans, and up to $150.0 million to purchase auto loans. Our risk retention financing facility, which allows us to borrow up to $100.0 million, has a maturity which aligns with the stated maturities of the underlying notes pledged as collateral, which range from 2026 to 2035. As of September 30, 2025, we have drawn an aggregate of $140.5 million on our warehouse credit facilities and $60.7 million on our risk retention financing facility. Refer to “Note 8. Borrowings” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our borrowings.

We lease office facilities under operating lease agreements which expire between 2027 and 2029. Our cash requirements related to these lease agreements are $44.3 million, of which $15.7 million is expected to be paid within the next 12 months. Refer to “Note 10. Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our operating lease obligations.

We have committed to purchase loans from certain lending partners at the conclusion of the required holding period, which is generally equal to three business days. As of September 30, 2025, the total loan purchase commitment was $113.7 million. The Company also has commitments to fund future advances on HELOCs. As of September 30, 2025, these commitments were $20.5 million, however since we can limit these commitments under certain conditions or these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. See “Note 11. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our commitments.

In connection with our committed capital and other co-investment arrangements, we are obligated to put a certain amount of our assets at risk in relation to the credit performance of the underlying loans. The risk in these arrangements is subject to a dollar cap, which represents the Company’s maximum exposure to losses in a particular arrangement under severe, hypothetical circumstances, for which the Company believes the possibility is remote. As of September 30, 2025, the Company’s aggregate maximum exposure to losses was $797.3 million. Refer to “Note 4. Beneficial Interests” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our committed capital and co-investment arrangements. Our cash requirements for the next 12 months related to investments in these existing arrangements is estimated to be up to $221.9 million from cash and cash equivalents and up to $7.0 million from restricted cash.

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended September 30,
	2024	2025
Net cash provided by (used in) operating activities	$297,257	$(256,277)
Net cash used in investing activities	(159,817)	(308,909)
Net cash provided by financing activities	50,540	425,828
Change in cash, cash equivalents and restricted cash	$187,980	$(139,358)

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

Net cash used in operating activities was $256.3 million for the nine months ended September 30, 2025, which consisted of $278.6 million change in net changes in operating assets and liabilities, net income of $35.0 million, and adjustments for non-cash items of $12.7 million. The decrease in non-cash adjustments was primarily related to $83.4 million of changes in fair value of loans, $33.6 million loan premium amortization, and $7.2 million gain related to the partial extinguishment of the 2026 Notes, partially offset by $99.5 million stock-based compensation expense and $12.8 million changes in fair value of servicing assets primarily as a result of new loans added to the servicing portfolio. The decrease in net changes in operating assets and liabilities was primarily related to $415.6 million of net payments from purchase and sale of loans held-for-sale, $20.9 million decrease in accrued expenses and other liabilities, and $15.7 million of settlements of beneficial interest liabilities, partially offset by $138.5 million in principal payments received for loans held-for-sale, $29.8 million in principal payments received for loans held in consolidated securitization, and $3.8 million of changes in other assets.

Net Cash from Investing Activities

Net cash used in investing activities was $308.9 million for the nine months ended September 30, 2025 as a result of $666.0 million of purchases and originations of loans held-for-investment, partially offset by $222.0 million of principal payments received for loans held-for-investment, $94.2 million of proceeds from beneficial interest assets, and $51.2 million of proceeds from sale of loans held-for-investment.

Net Cash from Financing Activities

Net cash provided by financing activities was $425.8 million for the nine months ended September 30, 2025 primarily due to $395.8 million proceeds received from the issuance of the 2032 Notes, net of debt issuance costs, purchase of capped calls, and partial repurchase of the 2026 Notes. The Company also received $212.8 million of proceeds from borrowings, which was partially offset by $207.5 million repayments of borrowings.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Composition of Balance Sheet Loan Portfolio

As of September 30, 2025, we held $1,230.0 million of loans on our condensed consolidated balance sheet. $871.3 million of these loans were originated for research and development purposes, primarily in support of our auto lending products, HELOCs, and expansion of our unsecured personal loan product to new categories of borrowers. We also held $294.6 million of core personal loans, the majority of which would otherwise be purchased by institutional investors, and $64.1 million of core personal loans held by the consolidated securitization. We will continue to utilize our capital to support research and development activities and, at times, as a funding source for core personal loans during periods of marketplace funding constraints. The extent and timing of utilizing our capital as a funding source for loans will largely depend on the availability of capital in our marketplace relative to the demand from qualified borrowers and our business priorities. We plan to sell loans held on our balance sheet to institutional investors over time in the form of secondary sales or securitizations and pass through issuances.

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

Our critical accounting policies are described in Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to these policies during the nine months ended September 30, 2025.

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

As of December 31, 2024 and September 30, 2025, we were exposed to market discount rate risk on $703.4 million and $1,165.9 million, respectively, of loans held on our condensed consolidated balance sheets, excluding loans held in consolidated securitization. The fair value of these loans is estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The changes in the discount rates for loans held on our balance sheet reflect the expected returns of similar financial instruments available in the market and can be caused by changes in the market interest rates, expected loan performance, and other factors. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $9.0 million and $17.9 million decrease, respectively, in the fair value of loans as of December 31, 2024 and a $14.0 million and $27.6 million decrease, respectively, as of September 30, 2025.

As of December 31, 2024 and September 30, 2025, we held $102.9 million and $64.1 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the condensed consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes and residual certificates issued as part of the consolidated securitization, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, their value is eliminated as part of the consolidation process. A hypothetical 100 basis point and 200 basis point increase in the discount rate do not result in a material impact to the fair value of loans held in consolidated securitization as of December 31, 2024 and September 30, 2025.

As of December 31, 2024 and September 30, 2025, we were also exposed to market discount rate risk on payable to securitization note holders of $87.3 million and $55.2 million, respectively. A hypothetical 100 basis point and 200 basis point increase in the discount rate do not result in a material impact to the fair value of payable to securitization note holders as of December 31, 2024 and September 30, 2025.

As of December 31, 2024 and September 30, 2025, we were also exposed to market discount rate risk on other financial instruments, including $176.8 million and $316.2 million of beneficial interest assets, respectively. Beneficial interest assets are estimated at fair value using a discounted cash flow model which considers projected defaults, losses and recoveries to project future losses and net cash flows on the underlying loans. We use two different discount rates for expected cash flows associated with demonstrated to-date credit performance and those associated with future credit performance. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $3.2 million and $6.4 million decrease, respectively, in the fair value of beneficial interest assets as of December 31, 2024, and a $4.6 million and $9.1 million decrease, respectively, as of September 30, 2025.

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

The fair values of loans and beneficial interests are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions. These instruments are sensitive to changes in credit risk.

As of December 31, 2024 and September 30, 2025, we were exposed to credit risk on $703.4 million and $1,165.9 million, respectively, of loans held on our condensed consolidated balance sheets, excluding loans held in consolidated securitization. Loans bear fixed interest rates and are carried on our condensed consolidated balance sheets at fair value. As of December 31, 2024, a hypothetical 10% and 20% increase in credit risk would result in a $9.1 million and $18.1 million decrease, and as of September 30, 2025, a hypothetical 10% and 20% increase in credit risk would result in a $13.1 million and $25.6 million decrease in the fair value of loans, respectively.

As of December 31, 2024 and September 30, 2025, we held $102.9 million and $64.1 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the condensed consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes and residual certificates issued by the consolidated entities, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, the residual certificates value is eliminated as part of the consolidation process. A hypothetical 10% and 20% increase in the credit risk would result in a $1.8 million and $3.6 million decrease, respectively, in the fair value of loans held in consolidated securitization as of December 31, 2024. A hypothetical 10% and 20% increase in the credit risk do not result in a material impact to the fair value of loans held in consolidated securitization as of September 30, 2025.

We are also exposed to credit risk through credit risk rate spreads on beneficial interest assets and beneficial interest liabilities held on the condensed consolidated balance sheet of $176.8 million and $10.1 million, respectively, as of December 31, 2024, and $316.2 million and $13.2 million, respectively, as of September 30, 2025. These assets and liabilities are associated with committed capital and other co-investment arrangements with institutional investors and lending partners, in which the Company puts certain amounts of assets at risk. See “Note 4. Beneficial Interests” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on maximum exposure to losses from these arrangements. A hypothetical 10% and 20% adverse change in credit risk spread would result in a $44.4 million and $89.6 million decrease, respectively, in the fair value of beneficial interest assets held on our condensed consolidated balance sheet, and would result in a $4.7 million and $10.3 million increase in the fair value of beneficial interest liabilities on our condensed consolidated balance sheet, respectively, as of December 31, 2024. A hypothetical 10% and 20% adverse change in credit risk spread would result in a $71.4 million and $142.3 million decrease, respectively, in the fair value of beneficial interest assets, and would result in a $19.2 million and $37.9 million increase in the fair value of beneficial interest liabilities, respectively, as of September 30, 2025.

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

Upstart Holdings, Inc.
loss if such counterparty were unable to meet its obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among multiple such counterparties, and placing contractual limits on the amount of dependence on any single counterparty.

As of December 31, 2024 and September 30, 2025, we held $976.3 million and $836.9 million, respectively, related to cash, cash equivalents and restricted cash in business checking accounts and interest-bearing deposit accounts as well as money market accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our condensed consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation, or FDIC. We reduce credit risk by placing our cash, cash equivalents and restricted cash in reputable institutions.

As of December 31, 2024 and September 30, 2025, $137.4 million and $194.3 million, respectively, of the Company’s cash was held by one of our institutional investors in relation to the line of credit receivable and the beneficial interest asset. We mitigate our risk exposure through corporate guarantees provided by the investor.
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

An increase or decrease in interest rates may also impact our exposure to interest rate risk on our warehouse credit facilities. As of December 31, 2024 and September 30, 2025, we were exposed to interest rate risk on $195.6 million and $140.5 million, respectively, under our warehouse credit facilities, which bear floating interest rates. Changes in interest rates may impact our cost of borrowing.
Equity Investment Risk

Our non-marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our investments.

Our non-marketable equity investments are in equity securities of privately-held companies without readily determinable fair values. We elected to account for each such investment using the measurement alternative which is cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment and is inherently complex due to the lack of readily available market data. We consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of each investment. We also assess our non-marketable equity securities for impairment on a quarterly basis. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations. Adjustments and impairments are recorded in other expense on the condensed consolidated statements of operations and comprehensive income (loss) upon recognition of such adjustments or impairments. As of December 31, 2024 and September 30, 2025, the carrying value of our non-marketable equity securities, which do not have readily determinable fair values, totaled $41.3 million.

Upstart Holdings, Inc.
ITEM 4. CONTROLS AND PROCEDURES
a.Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
b.Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Upstart Holdings, Inc.
In recent years, the United States experienced historically high levels of inflation. In response, the government implemented policy interventions. The U.S. Federal Reserve raised interest rates eleven times in 2022 and 2023. While the goal was to curb inflation, these interventions may have had, and could continue to have, broad macroeconomic implications, including contributing to an economic downturn, higher unemployment rates or disruptions to the banking sector. While the U.S. Federal Reserve lowered interest rates in the second half of 2024 and 2025 in response to indications of lower inflation levels, the timing of additional interest rate cuts, if any, is uncertain.

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

During an economic down cycle, there is a greater risk that borrowers will not make payments on loans. Also, borrowers may not prioritize repayment of unsecured personal loans over loans that are secured by necessities, for example, mortgages, home equity loans or auto loans. Higher interest rates often lead to higher payment obligations, which may reduce the ability of borrowers to remain current on their obligations. These factors may lead to increased delinquencies, defaults and bankruptcies declared by borrowers, resulting in more charge-offs and fewer recoveries, all of which have had, and could continue to have, a material adverse effect on the credit performance of loans facilitated on our marketplace and our business. From time to time, the vintages of core personal loans that originated in prior quarters may underperform relative to the target returns set at the time of loan origination. For example, as of September 30, 2025, the quarterly vintages that originated in the third quarter of 2023 through the first quarter of 2024 were forecasted to underperform. When a borrower defaults on a loan, it increases our costs to service the loan. If default rates exceed our expectations, demand by our lending partners to originate loans, and institutional investors to fund loans, facilitated through our marketplace could be negatively

Upstart Holdings, Inc.
impacted, with such impacts having occurred in the past. Similarly, any sustained decline in applicant approvability or acceptance of loan offers or loan origination volume, or any increase in delinquencies or defaults by borrowers beyond our expectation, would harm our business, financial condition and results of operations.

If we are unable to maintain diverse and resilient loan funding to our marketplace from institutional investors or successfully manage risks associated with committed capital and other co-investment arrangements, our growth prospects, business, financial condition and results of operations could be adversely affected.

Our business depends on sourcing and maintaining diverse and resilient loan funding from institutional investors to our marketplace. The institutional investors provide loan funding to our marketplace by purchasing whole loans, pass-through certificates and asset-backed securities. Out of the total principal of loans transacted on our marketplace during the nine months ended September 30, 2025, 62% were purchased by institutional investors. The availability and capacity of loan funding from institutional investors depend on many factors that are outside of our control, such as economic and market conditions, interest rates, liquidity in the capital markets and regulatory requirements or restrictions, which are subject to change. While we have experienced funding constraints since 2022 due to the macroeconomic environment, we have since diversified loan funding capacity. We cannot be sure that the existing funding sources will continue to be available, or any new funding source will become available, on commercially reasonable terms or at all. Decreased funding from institutional investors has negatively impacted our business in the past, and may negatively impact us in the future. Any sustained decline in investor demand for Upstart-powered loans or securities secured by such loans for any reason, including due to adverse economic conditions or due to any increase in delinquencies, defaults or losses beyond our expectation, may adversely affect our financial results.

A significant portion of our loan funding from institutional investors comes from committed capital and other co-investment arrangements. These arrangements may include terms that provide downside risk protection, subject to certain limits and conditions. In particular, we have agreed to compensate certain investors, subject to a limit, if credit performance on the loans under these arrangements deviates from our initial expectations and, subject to certain conditions, if we are unable to sell the minimum required volume of loans to our committed capital providers. As such, if the loans do not perform as expected due to unexpected shifts in borrower behaviors, ability to pay or otherwise, if we have a decrease in borrower demand for Upstart-powered loans, or if our models’ expectation for credit performance is inaccurate for any reason, our financial results could be adversely impacted. As of September 30, 2025, our maximum exposure to losses under these committed capital and other co-investment arrangements was approximately $797.3 million. This amount has grown from $357.9 million as of September 30, 2024, as we have entered into more committed capital and other co-investment arrangements. As the amount of our maximum exposure to losses under these arrangements grows and may continue to grow in the future, risks associated with committed capital and other co-investment arrangements could have a greater impact on our business, financial condition and results of operations. Committed capital and other co-investment arrangements may negatively impact our financial results through unfavorable fair value adjustments, with such impacts having occurred in the past and may occur again in the future. We may also experience declines in revenue and transaction volume if existing committed capital or other capital arrangements do not provide funding on the agreed upon terms or we fail to secure additional committed capital or other capital arrangements in the future on commercially reasonable terms or at all. Moreover, the capital arrangements that we entered into during a high interest rate environment, such as the committed capital and other co-investment arrangements, may become more costly if interest rates fall and the terms of such arrangements remain in place. Despite our efforts, we may continue to experience funding constraints and cannot be certain if any measures we have taken, such as committed capital or other co-investment arrangements, or will take to address or mitigate the effects of funding constraints, will be sufficient or successful. In the event of funding constraints, we may not be able to maintain our current loan origination volume without incurring substantially higher funding costs, agreeing to terms that are not favorable to us or relying on our balance sheet to support funding, each of which could adversely affect our business, financial condition and results of operations.

Upstart Holdings, Inc.
We cannot be certain about the level of investor demand for securitizations. Events of default or breaches of financial, performance or other covenants, or worse than expected performance of certain pools of loans underpinning our asset-backed securitizations, debt facilities or other structured and unstructured transactions, have limited in the past and could limit our access to funding from institutional investors. For example, as of September 30, 2025, the loans originated in 2021 through 2023 that were included in our asset-backed securitizations had underperformed relative to their expected target returns at the time of origination, resulting in negative rating agency actions in several of our asset-based securitizations.

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

The performance of loans facilitated through our marketplace is significantly dependent on the effectiveness of our proprietary AI models used to evaluate a borrower’s credit profile and likelihood of default. Our AI models have not been extensively tested during different types of economic downturns or recessions. Even if credit decisions take into account macroeconomic conditions, there is no assurance that our AI models can accurately predict loan performance during periods of adverse economic conditions or quickly respond to changing economic conditions. If our AI models are unable to accurately reflect the credit risk of loans under such economic conditions, we, our lending partners and our institutional investors would experience greater than expected losses on such loans, which would harm our reputation and erode the trust we have built with our lending partners and institutional investors. We have experienced and may continue to experience high delinquency rates and underperformance of loans originated using our AI models in recent periods. For example, as of September 30, 2025, the quarterly vintages of core personal loans that originated in the third quarter of 2023 through the first quarter of 2024 were forecasted to underperform relative to their target returns set at the time of loan origination. The fair value of the loans on our balance sheet has declined in the past and may decline in the future. Our business, financial condition and results of operations can continue to be adversely affected if our AI models are not able to accurately and timely assess the impact of macroeconomic conditions on the performance and default rates of loans facilitated through our marketplace.

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

In the current macroeconomic environment with elevated costs of borrowing and risks associated with consumer credit, the pool of qualified borrowers has become smaller, and fewer applicants have received or accepted loan offers on our marketplace than they have in the past. Approving more borrowers can also be limited as we have historically held the maximum annual percentage rate of Upstart-powered loans to 35.99% or less due to regulatory reasons. Moreover, we have experienced an overall decrease in borrower demand. These factors have and may continue to negatively affect transaction volume on our marketplace and therefore our revenue. If we are not able to maintain or increase transaction volume on our marketplace, or attract and retain qualified borrowers, our growth prospects, business, financial condition and results of operations would be adversely affected.

Upstart Holdings, Inc.
If our existing lending partners cease or limit their participation in our marketplace or if we are unable to attract new lending partners to our marketplace, our business, financial condition and results of operations will be adversely affected.

Our success depends in significant part on the participation of our lending partners in our marketplace. In the nine months ended September 30, 2025, 79% of our total revenue was generated from platform, referral and servicing fees that we receive from our lending partners. Our lending partners also provide loan funding to our marketplace by retaining a significant portion of the loans facilitated through our marketplace. Out of the total principal of loans transacted on our marketplace during the nine months ended September 30, 2025, 25% were retained or purchased by our lending partners. If we are unable to keep existing lending partners or attract new lending partners to our marketplace, or if we are unable to maintain or increase the portion of loans retained by the lending partners, our financial performance could suffer.

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

Upstart Holdings, Inc.
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

For the nine months ended September 30, 2025, we achieved net income of $35.0 million. Although we have generated net income in certain periods, we have also incurred net losses and may do so again in the future. We have expended, and intend to continue to expend, significant funds to develop and improve our proprietary AI models, attract additional borrowers to our marketplace, enhance the features and overall user experience on our platform, expand loan product offerings and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We have incurred in the past, and may incur in the future, significant losses for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions and other unknown events. Any failure to maintain or increase our revenue sufficiently to keep pace with our investments and other expenses would prevent us from maintaining or achieving profitability. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.

If we are unable to manage risks associated with the loans on our balance sheet, our business, financial condition and results of operations may be adversely affected.

We have held more Upstart-powered loans on our balance sheet in recent years and may continue to do so in the future. We have used, and may continue to use, our balance sheet to support our research and development activities for new loan products and borrower segments. In addition to research and development activities, we have used and may continue to use our balance sheet to purchase Upstart-powered loans from lending partners to address fluctuations in supply and demand in our marketplace and periodically sell these loans to institutional investors prior to their maturity. Out of the total principal of loans transacted on our marketplace during the nine months ended September 30, 2025, 13% were held on our balance sheet. As of September 30, 2025, we held $1,165.9 million of loans on our balance sheet, excluding loans held in consolidated securitization. We hold loans on our balance sheet at fair value and estimate fair value using a discounted cash flow methodology. An increase in the market interest rates reduces the fair value of loans held on our balance sheet by increasing the discount rate used to determine fair value under the discounted cash flow methodology. Currently, we are in a high interest rate environment. The high interest rates have negatively affected the fair value of loans held on our balance sheet and may continue to do so in the future. In addition, for these loans and any future loans to be held on our balance sheet, we bear the credit risk in the event of borrower default. Our exposure to rising borrower default rates and their volatility has increased, and may continue to increase, as we hold more Upstart-powered loans on our balance sheet. The R&D loans make up a

Upstart Holdings, Inc.
substantial portion of the loans held on our balance sheet and are generally more risky and more likely to default than the core personal loans.

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

Upstart Holdings, Inc.
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

When we are the sole sponsor of securitizations, we are required under Regulation RR to retain at least five percent of the credit risk in such transactions for a specific period of time. In certain cases, we finance all or a portion of our retained risk position through third-party financing arrangements, including dedicated risk retention financing facilities. If Regulation RR and related regulations were to change or these risk retention financing facilities become unavailable on acceptable terms, or at all, our ability to finance our credit risk retention balances may become constrained, which may impact our ability to be a sole sponsor of our securitizations in the future. We have in the past and may choose in the future to retain additional securities, such as notes or certificates, issued in asset-backed securitization transactions we sponsor or facilitate. The certificates represent residual equity interests in the SPEs and are subordinated to the notes and thus are exposed to greater credit risk. In 2023, 2024, and 2025, we acted as a sole retaining sponsor to asset-backed securitizations and, in one instance, retained not only the securities required for risk retention purposes under Regulation RR, but also additional residual equity interests, exposing us to greater credit risk. The securities we retain may lose value, including becoming worthless. In the future, we may retain securities issued as part of our securitizations beyond risk retention requirements again. In addition, other matters, such as capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities, macroeconomic factors impacting allocations of funds or increasing competition from other issuers of asset-backed securities, could negatively impact our business by decreasing institutional investor demand for securities issued through our securitization transactions. In addition, compliance with certain regulatory requirements, including the Dodd-Frank Act, the Investment Company Act of 1940, as amended, or the Investment Company Act, the so-called “Volcker Rule,” and states licensing requirement changes, may affect the type of securitizations that we are able to complete.

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

Upstart Holdings, Inc.
•the extent to which servicing fees and other expenses may reduce overall net return on purchased pools of loans;
•the actual or perceived credit performance of loan products offered through our marketplace;
•economic conditions such as interest rates, inflation, economic volatility and other macroeconomic factors;
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

In connection with our committed capital and other co-investment arrangements, we have agreed to compensate our loan buyers/co-investors, subject to a limit, if credit performance on the loans deviates from expectations. As of September 30, 2025, our maximum exposure to losses under these committed capital and other co-investment arrangements was approximately $797.3 million. See “Note 4. Beneficial Interests” in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. Committed capital and other co-investment arrangements could negatively impact our financial results. We may also experience declines in revenue and loan volume if existing committed capital or other co-investment arrangements do not provide funding on the agreed upon terms or we fail to secure additional committed capital or other capital arrangements on commercially reasonable terms, or at all.

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

Our top three lending partners originate a significant portion of loans on our marketplace. In the nine months ended September 30, 2025, our top three lending partners collectively originated 85% of the Transaction Volume, Number of Loans and accounted for 63% of our total revenue. There are no minimum commitments for our lending partners to originate any volume of loans under our agreements. If our top three lending partners were to suspend, limit or cease their operations or otherwise terminate their relationship with us, our business, financial condition and results of operations would be adversely affected. As of September 30, 2025, we had more than 100 lending partners participating on our marketplace, and we continue to expand our lending partnerships to new participants. If we are unable to continue to increase the participation by other lending partners on our marketplace, we will continue to be reliant on a small number of lending partners for a significant portion of loan originations and revenue, which could harm our business.

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

We believe maintaining a strong brand and trustworthy reputation is critical to our success and our ability to attract borrowers to our marketplace, attract new lending partners, maintain diverse and resilient loan funding and sustain good relations with regulators. Factors that affect our brand and reputation include: perceptions of AI, our industry and our company, including the quality and reliability of our AI lending marketplace; the accuracy of our AI models; characterizations of our company due to our novel business model; perceptions regarding the application of AI to consumer lending specifically and that algorithmic-based lending is inherently biased; perceptions of rate exportation and the bank partnership model; the reputation of the vehicle dealerships with which we partner; loan funding to our marketplace; changes to the Upstart marketplace; our ability to effectively manage and resolve borrower complaints; collection practices; privacy and data security practices; litigation, such as class action and shareholder derivative lawsuits described in “Legal” section under “Note 11. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q; regulatory activity; and the overall user experience of our marketplace. Negative publicity or negative public perception of these factors, even if inaccurate, could adversely affect our brand and reputation.

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

Upstart Holdings, Inc.
or in the interpretation or enforcement of existing laws affecting consumer loans similar to those offered on our marketplace, or our marketing and servicing of such loans, or if we become subject to such lawsuits, our business, financial condition and results of operations would be adversely affected.

AI and related technologies are subject to public debate and heightened regulatory scrutiny. Although policy prerogatives of the Consumer Financial Protection Bureau (“CFPB”) have changed with the recent change in the U.S. presidential administration, the CFPB previously indicated that AI was a regulatory hot topic for the agency, including the use of complex credit scoring models as part of the loan underwriting process. The agency previously took several steps to increase regulatory scrutiny of financial technology companies that rely on AI. In April 2023, the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the CFPB, and the Equal Employment Opportunity Commission (“EEOC”) released a joint statement on AI demonstrating their interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. The Congressional Research Service released a report on April 3, 2024 on the use of AI and machine learning in financial services, noting that financial industry policymakers face competing pressures of providing beneficial technology and avoiding any consumer harm from such technology. In addition, recently, the SEC cautioned companies against “AI washing” and took enforcement actions against companies for their claims about the use of AI in their products and services. In June 2024, the Treasury Department also issued a request for information seeking public comments on the use of AI in the financial services sector and the opportunities and risks presented by developments and applications of AI within the sector. In August 2024, the CFPB also responded to a Department of Treasury Request For Information regarding the use of AI in financial services, reinforcing their expectation that companies using emerging technologies including AI comply with existing consumer protection laws and regulations. States have also started to regulate the use of AI, with Colorado passing the first comprehensive AI bill in June 2024. That same month, Colorado passed its AI Act, creating duties for developers of AI and persons using AI to use reasonable care to protect consumers from any known or reasonably foreseeable risks of algorithmic discrimination arising from the use of “high-risk AI systems.” Other states have begun proposing and passing legislation addressing the use of AI and automated decision making, and we expect the number of states with similar legislation to grow. Any negative publicity or negative public perception of AI could negatively impact demand for our AI lending marketplace, hinder our ability to attract new lending partners or slow the rate at which lending partners adopt our AI lending marketplace. From time to time, certain advocacy groups have made claims that unlawful or unethical discriminatory effects may result from the use of AI technology by various companies, including ours. Such claims, whether or not accurate, and whether or not concerning us or our AI lending marketplace, may harm our ability to attract prospective borrowers to our marketplace, retain existing and attract new lending partners and achieve regulatory acceptance of our business.

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

Upstart Holdings, Inc.
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

New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and the emergence of AI and related technologies. Recent financial, political and other events, including disruptions in the banking sector, may increase the level of regulatory scrutiny on financial technology companies. As we expand our business into new markets, introduce new financial products and services, and as we continue to improve and evolve our AI models, additional regulatory requirements will apply. In some cases, state licenses are required based on our business operations and regulatory bodies could reject our applications for licenses or deny renewals, delay or impede our ability to operate, charge us fees or levy fines or penalties, commence investigations or inquiries into our business practices, or otherwise disrupt our ability to operate our AI lending marketplace, any of which could adversely affect our business, financial condition and results of operations. We may also face additional regulatory scrutiny or supervision at a federal level. For example, in February 2024 and again in December 2024, the CFPB exercised a previously dormant provision of Dodd Frank to establish supervisory authority over non-bank entities based on its belief such entities posed risk to consumers. While the current presidential administration has proposed scaling back on this authority to some extent, if the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices.

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

The CFPB has the ability to regulate and investigate our business activity and has, in the past, increased their activity and scrutiny in the financial services industry. It has also issued several supervisory highlights focusing on various aspects of consumer lending, such as credit reporting, servicing and repossession activities in the auto lending space. In January 2025, the new U.S. presidential administration issued an Executive Order to halt all activity on the CFPB’s pending and proposed rules, and in May 2025, the CFPB rescinded nearly 70 guidance documents, including interpretive rules, policy statements, and advisory opinions. Due to the changing nature of the

Upstart Holdings, Inc.
regulatory environment and uncertainty about the priorities and direction of the CFPB under the new U.S. presidential administration, we cannot be certain how the regulatory environment may impact our business.

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

Our success depends in part on our loan servicing and collection efforts. In the nine months ended September 30, 2025, 17% of our revenue from fees, net was generated from loan servicing fees. The vast majority of Upstart-powered loans are not secured by any collateral, and none are guaranteed or insured by any third party or backed by any governmental authority. As a result, we are limited in our ability to collect on such loans on behalf of our lending partners and institutional investors if a borrower is unwilling or unable to repay them. Where the loan is secured by an automobile, for our auto product, or home, for our HELOC product, we could still be limited in our ability to collect on the loan if we cannot secure the automobile or home. The ability to collect on the loans is largely dependent on the borrower’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including, but not limited to, unemployment, divorce, death, illness, bankruptcy or the economic or social factors beyond personal circumstances of a borrower. In addition, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. It is possible that a higher percentage of consumers will seek protection under bankruptcy or debtor relief laws as a result of the current inflationary environment, the possibility of a recession and market volatility. Federal, state, or other restrictions could impair our ability to collect amounts owed and due on the loans facilitated through our marketplace, reduce income received from the loans facilitated through our marketplace, or negatively affect our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

Competition is high for skilled personnel, including engineering and data analytics personnel, particularly in the San Francisco Bay Area where our headquarters is located. While we have transitioned to a Digital First work model which allows us to recruit from a wider talent pool, we have experienced, and expect to continue to face, some difficulty identifying and hiring qualified personnel, especially as we pursue our growth strategy. We may not

Upstart Holdings, Inc.
be able to hire or retain such personnel at compensation or flexibility levels consistent with our existing compensation and salary structure and policies. We periodically review our compensation levels to ensure they remain competitive and have increased them when we believe market conditions warrant it. However, we may need to further increase our existing compensation levels in response to competition, rising inflation or labor shortages, which would increase our operating costs and reduce our margins. Many of the companies with which we compete for experienced employees have greater resources and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment. The recent significant volatility in the price of our stock may have adversely contributed to, and in the future may affect, our ability to attract or retain highly skilled technical, financial and marketing personnel.

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

We rely on our proprietary AI models, which are statistical models built using a variety of data sets. Our AI models rely on a wide variety of data sources, including data collected from applicants and borrowers, credit bureau data, and our credit experience gained through monitoring the payment performance of borrowers over time. In 2024, the CFPB issued a final rule on “open banking” and protection of personal financial data rights that would give consumers certain rights in deciding how financial institutions and companies like us can use and transfer consumer personal financial data, and also included additional restrictions and requirements on companies that use such data. The 2024 “open banking rule” is not currently in effect due to legal challenges, and is unlikely to go into effect in its current form. The new presidential administration issued an advanced notice of proposed rulemaking in 2025 to re-evaluate and propose amendments to the rule. As of November 2025, the public comment period for the advanced notice of proposed rulemaking had ended and the future of the rule and the timing of its implementation, if

Upstart Holdings, Inc.
at all, is still unknown. If we are unable to access and use data collected from applicants and borrowers, data received from credit bureaus, repayment data collected as part of our loan servicing activities, or any other data for our AI models, or our access to such data is limited or comes at a significant increase in cost, our ability to accurately evaluate potential borrowers, detect fraud and verify applicant data would be compromised. Any of the foregoing could negatively impact the accuracy of our pricing, the degree of automation in our loan application process and the volume of loans facilitated on our marketplace. In addition, if we were required to share unique data we collect from applicants and borrowers with third parties, that could lessen Upstart’s competitive advantage.

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

In our asset-backed securitizations, pass-through certificate transactions, warehouse credit facilities, whole loan sale arrangements and other commercial transactions, we make numerous representations and warranties concerning the characteristics of the Upstart-powered loans sold and transferred in connection with such transactions, including representations and warranties that the loans meet the eligibility requirements of those facilities and of institutional investors. If those representations and warranties were not accurate when made and are not timely cured or incurable, we may be required to repurchase the underlying loans or make payments. Failure to repurchase such loans or make payments could constitute a default or termination event under the agreements governing our various arrangements or transactions and could require us to indemnify certain financing parties. Through September 30, 2025, the number of Upstart-powered loans requiring repurchase or payments from Upstart as a result of inaccurate representations and warranties represents less than 1% of all Upstart-powered loans. While

Upstart Holdings, Inc.
an immaterial number of Upstart-powered loans have been historically repurchased by us or required us to make payments, there can be no assurance that we would have adequate cash or other qualifying assets available to make such repurchases or payments if and when required. Such repurchases or payments could be limited in scope, relating to small pools of loans, or significant in scope, across multiple pools of loans. If we were required to make such repurchases or payments and if we do not have adequate liquidity to fund such repurchases or payments, our business, financial condition and results of operations could be adversely affected. In addition, a high volume of repurchases or payments due to a breach of such representations and warranties could have an adverse impact on our reputation as a loan seller and servicer.

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

We are, and may in the future become, subject to lawsuits by governmental agencies or private parties, other claims, examinations, investigations, enforcement actions, legal and administrative cases and proceedings, whether civil or criminal, all of which may affect our results of operations. These claims, lawsuits, and proceedings could involve, and in some cases have involved, labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret, and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, alleged federal and state securities and “blue sky” law violations or other investor claims, and other matters. For example, we are a defendant in a number of securities class action and other related lawsuits. See the “Legal” section under “Note 11. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factor titled “—The trading price of our common stock may be volatile, and you could lose all or part of your investment” for more information.

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

Since our announcement of a Digital First work model in June 2021, remote work with less time in the office has been the primary experience for most of our employees. Our workforce is principally distributed across the U.S., with only limited presence in Canada, and we expect this to continue. Although we anticipate that this Digital First model will have a long-term positive impact on our business, financial condition and results of operations, there is no guarantee that we will realize any anticipated benefits to our business from this model, including cost savings, operational efficiencies, or productivity.

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

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

Weaknesses in our disclosure controls and internal control over financial reporting have been discovered in the past and may be discovered in the future. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to identify or prevent future material weaknesses or deficiencies. The nature of our business is such that our financial statements involve a number of complex accounting policies, many of which involve significant elements of judgment, including determinations regarding

Upstart Holdings, Inc.
the consolidation of variable interest entities, determinations regarding the fair value of financial assets and liabilities (including loans, line of credit receivable, notes receivable, payable to securitization note holders and residual certificate holders, servicing assets and liabilities, and trailing fee liabilities) and the appropriate classification of various items within our financial statements. See “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our significant accounting policies. The inherent complexity of these accounting matters and the nature and variety of transactions in which we are involved require that we have sufficient qualified accounting personnel with an appropriate level of experience and controls in our financial reporting process commensurate with the complexity of our business. While we believe we have sufficient internal accounting personnel and external resources and appropriate controls to address the demands of our business, we expect that the growth and development of our business will place significant additional demands on our accounting resources. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting. There can be no assurance that we will maintain internal control over financial reporting sufficient to enable us to identify or avoid material weaknesses in the future.

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

Upstart Holdings, Inc.
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

Our ability to operate our platform depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively, which would allow competitors to duplicate our AI models or AI lending marketplace and adversely affect our ability to compete with them. We rely on a combination of copyright, trade secret, patent, trademark laws and other rights, as well as confidentiality procedures, contractual provisions and our information security infrastructure to protect our proprietary technology, processes and other intellectual property. While we have, as of September 30, 2025, four patents granted and six patent applications pending in the United States related to our proprietary risk model and data engineering, we have limited patent protection and our patent applications may not be successful. A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

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

Our employees and contractors use generative AI technologies in connection with their performance of services and, as with many developing technologies, generative AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. While we have policies and processes in place to protect against it, we face the risk of security threats from employee or contractor errors (such as unauthorized use of third-party generative AI technologies in job functions, our products, or in the operation of our business) or malfeasance in connection with generative AI technologies. Even authorized use of generative AI technologies by our employees or contractors may generate content, including software code, that appears facially correct but is factually inaccurate or flawed or contains security vulnerabilities. Our customers, employees, or others may rely on or use such factually incorrect or flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. Further, security vulnerabilities introduced by generative AI technologies into our software could expose us to cybersecurity risks. Questions surrounding license rights and liability for infringement in AI technology generally, and generative AI technology specifically, have not been fully addressed by competent legal tribunals or applicable laws or regulations. The use or adoption of third-party AI technology, including generative AI technology, into our products and services and our internal business operations may result in exposure to claims of copyright infringement, other intellectual property-related causes of action, or other potential reputational harms.

While we have policies governing our personnel’s use of third-party generative AI technologies, we cannot guarantee that the policies will be adhered to by all of our employees and contractors and we cannot guarantee that the policies will protect us from all potential liability relating to our adoption of generative AI technologies.

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

The CFPB and each of the prudential bank regulators that supervise our lending partners have issued guidance stating that institutions under their supervision may be held responsible for the actions of the companies with which they contract. In addition, several state regulators have issued rules that impact how non-banks protect data that is shared by or with third parties, and eight federal regulators issued a proposed rule to establish joint standards for collection of information reported to those agencies, including proposed standards for data transmission to the agencies. As a service provider to supervised entities and when subject to state laws on similar topics, we must ensure we have implemented an adequate vendor management program and would have to comply with any data transmission requirements to which our lending partners are subject related to loans our bank partners originated through our marketplace. We or our lending partners could be adversely impacted to the extent we fail to implement a vendor management system that is satisfactory to the CFPB and other regulators or our vendors fail to comply with the legal requirements applicable to the particular products or services being offered. Our use of third-party vendors is subject to increasing regulatory attention.

The CFPB and other regulators have also issued regulatory guidance that has focused on the need for financial institutions to perform increased due diligence and ongoing monitoring of third-party vendor relationships, including, for example, the June 2023 interagency guidance on third party risk management and the supplement guidance released for community banks issued in March 2024. Such guidance increased the scope of management involvement in connection with using third-party vendors. Moreover, if regulators conclude that we or our lending partners have not met the heightened standards for oversight of our third-party vendors, we or our lending partners could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions, which could have an adverse effect on our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

If loans facilitated through our marketplace for one or more lending partners were subject to successful challenge that the lending partner was not the “true lender,” such loans may be unenforceable, subject to rescission or otherwise impaired, we or other program participants may be subject to penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations.

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

The counterparties to the capped call transactions entered into in connection with the 2026 Notes (as defined below), 2029 Notes (as defined below) and 2032 Notes (as defined below) are financial institutions, and we are subject to the risk that one or more of the counterparties may default or otherwise fail to perform their obligations under the capped call transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Global economic conditions have in the past resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty to a capped call transaction becomes subject to bankruptcy or other insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under the relevant capped call transaction. Our exposure will depend on many factors but, generally, our exposure will increase to the extent there is an increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default or other failure to perform, or a termination of obligations by a counterparty, we may suffer adverse consequences or experience more dilution with respect to our common stock than anticipated. We can provide no assurance as to the financial stability or viability of any of the counterparties.

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

Under the Biden administration, the CFPB increased hiring in its Enforcement Division and created a Repeat Offender Unit. It also, for the first time, officially established the CFPB’s supervisory authority over a non-bank entity not otherwise subject to the CFPB’s supervisory authority due to the risk the non-bank lender posed to consumers. The CFPB exercised this previously dormant authority for the second time in December 2024, establishing supervisory authority over a technology company offering a peer-to-peer payment product. While the standard for exercising this authority is being revised under the current presidential administration, if the CFPB decides to subject us to its supervisory process, it could significantly increase the level of regulatory scrutiny of our business practices.

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

The former presidential administration appointed consumer-oriented regulators at federal agencies such as the CFPB, the FTC, the OCC and the FDIC. The current presidential administration has significantly reduced staff at these agencies and has appointed persons who favor less government regulation to lead the agencies. While we expect the government to continue to enforce federal consumer protection laws, it remains to be seen how the new presidential administration will address consumer protection under new leadership.

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

Upstart Holdings, Inc.

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

Upstart Holdings, Inc.
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

At the state level, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, requires, among other things, that covered companies provide disclosures to California residents and afford such persons new abilities to opt-out of certain sales or retention of their personal information by us. Aspects of the CCPA and its interpretation remain unclear. In addition, California voters approved Proposition 24 in the November 2020 election to create the California Privacy Rights Act, or CPRA, which amends and purports to strengthen the CCPA and created a state agency, the California Privacy Protection Agency, to enforce privacy laws. The CPRA amendments create obligations relating to consumer data as of January 1, 2023 (with a one-year lookback), and enforcement began March 29, 2024. In September 2025, the California Privacy Protection Agency issued final regulations under the CCPA to cover cybersecurity audits, risk assessments, and automated decision-making technologies, with effective dates beginning January 1, 2026, which impose additional compliance obligations on us. Following the enactment of the CCPA, certain states have enacted, and other states are proposing to enact, laws and regulations that impose obligations similar to the CCPA or that otherwise involve significant obligations and restrictions. While many of these laws include exemptions for information covered by the GLBA, and we therefore may be exempt from all or most obligations under many of these state privacy laws, some states do not provide for such exemptions, and such exemptions may not fully exempt us from compliance with state laws.

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

Upstart Holdings, Inc.
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

There is also a significant amount of proposed legislation at the state and federal levels addressing the use and development of AI and on AI governance and oversight. For example, the Colorado Artificial Intelligence Act (the “CAIA”), the first comprehensive state AI regulation, will go into effect in June 2026. Among other things, the CAIA imposes a duty of reasonable care on developers and deployers to avoid “algorithmic discrimination” in high-risk AI systems, and sets forth various disclosure, risk assessment, and governance requirements. Several other states have passed legislation regulating the use of AI and many more are working to pass such legislation.

The language of the primary fair lending law (i.e. ECOA) remains unaltered. However, in September 2025, the CFPB indicated that it is considering a proposed rulemaking under Regulation B to clarify obligations under ECOA. Therefore, it is possible that new laws and regulations will be adopted in the United States, or existing laws and regulations may be interpreted in new ways, which would affect the operation of our marketplace and the way in which we use AI and machine learning technology, including with respect to fair lending laws. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

Under our warehouse credit facilities, we may borrow up to an aggregate of $475.0 million to purchase unsecured personal loans, $100.0 million to purchase small dollar loans, and up to $150.0 million to purchase auto loans. Our risk retention financing facility allows us to borrow up to an aggregate of $100.0 million. Our warehouse credit facilities mature between December 2026 and June 2028, by which time the outstanding principal, together with any accrued and unpaid interest, are due and payable. Our risk retention financing facility’s maturity aligns with the stated maturities of the underlying notes pledged as collateral, which range from 2026 to 2035. As of

Upstart Holdings, Inc.
September 30, 2025, we have drawn an aggregate of $140.5 million on our warehouse credit facilities and $60.7 million on our risk retention financing facility. As of September 30, 2025, $258.8 million of the aggregate outstanding principal of loans and restricted cash and $60.7 million of securitization notes, at fair value, were pledged as collateral.

Our warehouse credit facilities impose operating and financial covenants on the applicable warehouse trust special purpose entity, and under certain termination events or events of default, the applicable lender could require that all or a portion of our outstanding borrowings become immediately due and payable or terminate their respective agreement with us. We have in the past, and may in the future, fail to comply with certain operating or financial covenants in our warehouse credit facilities, requiring a waiver from our lenders. If we are unable to repay our obligations at maturity or in the event of a termination event or default, the applicable borrowing warehouse trust special purpose entity may have to liquidate the loans held as collateral at an inopportune time or price or, if the lender liquidated the loans, such warehouse trust would have to pay any amount by which the original purchase price exceeded their sale price. A termination event or an event of default would negatively impact our ability to purchase loans from our marketplace and require us to rely on alternative funding sources, which might increase our costs or which might not be available when needed. If we were unable to arrange new or alternative methods of financing on favorable terms, we might have to limit our loan funding, which could have an adverse effect on our lending partners’ ability or willingness to originate new loans or our ability to use leverage for the loans we hold, which in turn would have an adverse effect on our business, results of operations and financial condition.

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

We may continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new loan products, enhance our AI models, supplement loan funding, improve our operating infrastructure, acquire complementary businesses and technologies, or make strategic investments. Accordingly, we may need to engage in equity, equity-linked, or debt financings to secure additional funds. If we raise additional funds by issuing equity securities or securities convertible into equity securities, our stockholders may experience dilution. For example, if we elect to deliver shares of our common stock to settle the conversion (other than paying cash in lieu of delivering any fractional share) of our outstanding Notes (as defined below), it may have a dilutive effect on our stockholders’ equity holdings. Further, debt financing, if available, may involve protective provisions or covenants restricting our operations or our ability to incur additional debt. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders.

Upstart Holdings, Inc.
If we are unable to obtain adequate financing or on terms satisfactory to us when we require it, we may pursue alternate transactions or be unable to pursue certain business opportunities and our ability to continue to support our business growth and to respond to business challenges could be impaired and our business may be harmed.

In August 2021, we issued $661.3 million in aggregate principal amount of 0.25% convertible senior notes due 2026 (the “2026 Notes”). In September 2024, we issued $431.3 million in aggregate principal amount of 2.00% convertible senior notes due 2029 (the “2029 Notes”). In November 2024, we issued $500.0 million in aggregate principal amount of 1.00% convertible senior notes due 2030 (the “2030 Notes”) and in August 2025, we issued $690.0 million in aggregate principal amount of 0% convertible senior notes due 2032 (the “2032 Notes” and together with the 2026 Notes, 2029 Notes and 2030 Notes, the “Notes”). Concurrently with the issuance of the 2029 Notes, we used approximately $302.4 million of the proceeds of the 2029 Notes to repurchase approximately $334.2 million in aggregate principal amount of the outstanding 2026 Notes in individually negotiated transactions and additionally repurchased approximately $27.9 million of the outstanding 2026 Notes in open-market purchases. Concurrently with the issuance of the 2032 Notes, we used approximately $224.2 million of the proceeds of the 2032 Notes to repurchase approximately $232.6 million in aggregate principal amount of the outstanding 2026 Notes in individually negotiated transactions.

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

Provisions in the Indentures governing our Notes may deter or prevent a business combination that may be favorable to you.

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

As of September 30, 2025, a valuation allowance has been recorded to recognize only deferred tax assets that are more likely than not to be realized in the United States federal, state and local tax jurisdictions. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

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

The capped call transactions entered into in connection with the issuance of each of the 2026 Notes, the 2029 Notes and the 2032 Notes may affect the market price of our common stock.

In connection with the issuance of each of the 2026 Notes, the 2029 Notes and the 2032 Notes, we entered into privately negotiated capped call transactions with certain financial institutions as counterparties. These capped call transactions are expected generally to offset the potential dilution to our common stock upon any conversion of the applicable series of Notes and/or reduce any cash payments we are required to make in excess of the principal amount of such converted Notes, as the case may be, with such offset and/or reduction subject to a cap.

From time to time, the counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the applicable series of Notes (and are likely to do so following May 15, 2026, in the case of the 2026 Notes, July 1, 2029, in the case of the 2029 Notes, and November 15, 2031, in the case of the 2032 Notes, during the observation period for conversions of the applicable series of Notes following any conversion of such Notes prior to May 15, 2026, in the case of the 2026 Notes, July 1, 2029, in the case of the 2029 Notes, and November 15, 2031, in the case of the 2032 Notes, in connection with any repurchase or redemption of the Notes of the applicable series, to the extent we unwind a corresponding portion of the capped call transactions, or if we otherwise unwind all or a portion of the capped call transactions). This activity could also cause or prevent an increase or a decrease in the market price of our common stock.

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

We have also filed a shelf registration statement on Form S-3ASR in connection with the commencement of an “at the market” offering program, pursuant to which we may offer and sell up to $500.0 million of our common stock. Sales of our shares may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock. As of September 30, 2025, no shares were issued under the program.

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

Our amended and restated certificate of incorporation authorizes us to issue 602,724,456 shares of authorized but unissued common stock and rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 11,190,851 shares for issuance under our 2020 Equity Incentive Plan subject to adjustment in certain events. Any common stock that we issue, including under our 2020 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our common stock.

Transactions relating to our 2026 Notes, 2029 Notes, 2030 Notes and 2032 Notes may dilute the ownership interest of stockholders, or may otherwise depress the price of our common stock.

If the 2026 Notes, the 2029 Notes, the 2030 Notes or the 2032 Notes are converted by holders of such series, we are required under the applicable Indenture to pay or deliver, as the case may be, either cash, shares of common stock, or a combination of cash and shares of common stock, at our election. If we elect to deliver any shares of common stock upon conversion of the 2026 Notes, the 2029 Notes, the 2030 Notes or the 2032 Notes with respect to our conversion obligation, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, certain holders of the 2026 Notes, the 2029 Notes, the 2030 Notes or the 2032 Notes may engage in short selling to hedge their position in the Notes. Anticipated future issuances of shares of our common stock upon conversion of the 2026 Notes, 2029 Notes, 2030 Notes or 2032 Notes could depress the price of our common stock.

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
None.

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

During the quarter ended September 30, 2025, the following directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company each adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K):

Name and title of director and officer: Dave Girouard, Chief Executive Officer
Date of adoption: September 8, 2025
Duration of the trading arrangement: Through December 31, 2026 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 1,576,000 shares, including shares issuable upon the exercise of outstanding options upon reaching the pricing targets defined in the trading arrangement.

Name of director: Kerry Whorton Cooper
Date of adoption: September 4, 2025
Duration of the trading arrangement: Through December 31, 2026 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 9,000 shares.

Name of director: Hilliard C. Terry III
Date of adoption: September 3, 2025
Duration of the trading arrangement: Through December 3, 2026 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 60,000 shares, including shares issuable upon the exercise of outstanding options upon reaching the pricing targets defined in the trading arrangement.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated August 14, 2025, between Upstart Holdings, Inc. and U.S. Bank Trust Company, National Association.	8-K	001-39797	4.1	August 14, 2025
4.2	Form of 0% Convertible Senior Note due 2032 (included in Exhibit 4.1).	8-K	001-39797	4.2	August 14, 2025
10.1	Form of Capped Call Confirmation.	8-K	001-39797	10.1	August 14, 2025
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Upstart Holdings, Inc.
(Registrant)

Date: November 4, 2025	By:	/s/ Dave Girouard
Dave Girouard
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Sanjay Datta
Sanjay Datta
Chief Financial Officer
(Principal Financial Officer)