Form 10-K
period 2025-12-31
Upstart Holdings, Inc.
filed 2026-02-10
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,437,795,847, based on the closing price reported for such date on the NASDAQ. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 3, 2026 there were 98,061,276 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part II and III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

Upstart Holdings, Inc.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “seek,” “could,” “would,” “intend,” “target,” “aim,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, operating expenses, and our ability to determine reserves and achieve and sustain profitability;
•our ability to improve the effectiveness and predictiveness of our AI models and our expectations that improvements in our AI models can lead to higher approval rates and lower interest rates;
•our ability to increase the volume of loans facilitated through our AI lending marketplace;
•our ability to successfully maintain a diversified and resilient loan funding strategy, including lending partnerships, whole loan sales, committed capital and other co-investment arrangements, warehouse credit and risk retention financing facilities, and securitization transactions;
•our expectations regarding the accuracy of, reliability of, and our accessibility to, loan applicant and borrower data and other third-party data;
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
•our ability to successfully maintain, protect, and promote our brand and protect our reputation from negative publicity;
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
•our estimates, judgments, and expectations regarding key operating metrics, disclosure controls, and internal control over financial reporting and operations;
•our ability to effectively manage and expand the capabilities of our operations teams, outsourcing relationships, and other business operations;
•our ability to manage security incidents and maintain our technology systems;
•our ability to maintain, protect, and enhance our intellectual property; and
•our expectations regarding outstanding litigation and regulatory investigations.

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

We announce material information to the public about us, our products and services and other matters through a variety of means, including SEC filings, press releases, public conference calls, webcasts, the investor relations (ir.upstart.com) and newsroom (upstart.com/news) sections of our website, our X (formerly known as Twitter) account @Upstart, and Paul Gu’s X account @paulxgu, in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD.

PART I

ITEM 1. BUSINESS

Overview

Upstart is the leading artificial intelligence (“AI”) lending marketplace. We aim to radically reduce the cost and complexity of borrowing for all Americans by using our proprietary AI models to remake the entire lending process. Founded in 2012, Upstart’s marketplace supports unsecured and secured credit products, such as personal loans, auto loans, and home equity lines of credit (“HELOCs”). Long-term, our vision is to become the always-on, everything-store for credit, where we can automatically approve borrowers at the right prices – instantly and effortlessly.

We’re dedicated to providing the best rates and the best process to all consumers. Throughout history, affordable credit has been central to unlocking mobility and opportunity. The FICO score was invented in 1989 and remains the standard for determining who is approved for credit and at what interest rate. While FICO is rarely the only input in a lending decision, most lenders use simple rules-based systems that consider only a limited number of variables. Unfortunately, because these legacy credit systems fail to accurately identify and quantify risk, millions of creditworthy individuals are left out of the system, and millions more pay too much to borrow money.

Our platform applies AI to more accurately quantify the true risk of a loan, a capability we refer to as “risk separation.” This differentiated approach to underwriting has generally led to higher approvals and lower interest rates relative to traditional lending practices, with more predictable returns to our capital partners including banks and credit unions (collectively our “lending partners”) and institutional investors. With this as the foundation, we’ve added layers of automation, macroeconomic calibration, and personalization that can support increasing scale and greater business resilience over time.

Beyond core underwriting, we apply our proprietary AI models to other areas of our business, such as income and identity verification, fraud detection, and identifying loan stacking behavior, among others. The result is an exceptional digital-first experience with significant levels of automation that helps consumers throughout the loan process with minimal effort. In 2025, 91%1 of loans on our platform were fully automated, with no human intervention by Upstart. Consumer acquisition and targeting is another area where we apply our AI, making these activities increasingly efficient. Consumers primarily access Upstart-powered loans through Upstart.com and, for automotive retail in particular, through auto dealerships that use Upstart’s Auto Finance software.

Our AI models have been continuously upgraded, trained and refined for more than ten years. We believe the flywheel effects generated by our constantly improving AI models provide a significant competitive advantage.

Our dynamic marketplace allows us to serve borrowers across the credit spectrum. Loans issued through our marketplace are purchased by our network of institutional investors, retained or purchased by our lending partners, or in certain instances, held on our balance sheet. During the year ended December 31, 2025, out of the total principal of loan originations facilitated on our marketplace, 64% were purchased by institutional investors, 26% were retained or purchased by our lending partners, and 10% were held on our balance sheet. Investors may also invest in securities collateralized by Upstart-powered loans through our pass-through and securitization programs.

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
1 See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics” for a definition of Percentage of Loans Fully Automated.

We will continue working to secure additional capital to support the growth of our business and further diversify our institutional investor base and capital supply to ensure long-term scalability.

Our revenue consists primarily of fees paid by lending partners and institutional investors. We charge our lending partners platform and referral fees and the agreements with our lending partners may contain minimum fee amounts. In the year ended December 31, 2025, our top three lending partners collectively originated 83% of the loans facilitated through our marketplace and revenue from fees received from these lending partners accounted for 61% of our total revenue. We view the roles of these entities as largely interchangeable and value the resilience enabled by having a network of available lending partners. We also earn loan servicing revenue from contracts with lending partners and institutional investors.

As a usage-based platform, we target positive unit economics on each transaction, leading to a cash efficient business model with high margins. We believe these are the key components to achieve both high growth rates and profitability over time.

Our AI Lending Models

Our AI models are central to our value proposition for consumers and capital partners and are an important source of competitive differentiation. The key aspects of our AI models include:

Variables and Training Data

The volume of data utilized by Upstart’s AI models has grown significantly over time. Our personal loan underwriting model expanded from 23 variables at the end of 2014 to over 2,5002 at the end of 2025. Variables relate to a range of attributes, including credit experience, employment, educational history, bank account transactions, cost of living and loan application interactions. As of December 31, 2025, this model was trained on nearly 104 million repayment events, and it is only one of approximately 30 proprietary machine learning models that we developed in-house, which we use across our business.

The number of variables and volume of training data used in our models are co-dependent. The use of hundreds or thousands of variables is impractical without sophisticated machine learning algorithms to tease out the interactions among them, and sophisticated machine learning depends on large volumes of training data. Over time, we have been able to deploy increasingly sophisticated modeling techniques, leading to a more accurate system. This co-dependency presents a challenge to others who may aim to short-circuit the development of competitive models. While incumbent lenders may have vast quantities of historical repayment data, their training data lacks the hundreds of non-traditional variables that power our models.

Modeling Techniques

Growth in our training data has enabled the development of increasingly sophisticated modeling techniques. For example, while earlier versions of our models were centered on logistic regression and Monte Carlo simulations, our more recent models incorporate neural networks, gradient boosting, Markov Chain modeling, and Bayesian hyperparameter optimization. We expect that our data science investments and continued growth of training data will unlock even more powerful techniques over time.
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

Model Applications

While our first model focused on predicting the likelihood of loan default, we have since applied models across the entire process of credit origination. These models quantify and reduce risk in various ways, while also increasing automation and funnel conversion.

Currently active AI models within the Upstart platform include:

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

Our Ecosystem

Our ecosystem includes consumers and auto dealers, along with banks, credit unions and institutional investors who purchase Upstart-powered loans directly or invest in securities issued by our pass-through and securitization programs. This broad ecosystem allows participants to access and benefit from our products in a variety of ways, which can lead to broader adoption of our AI lending solutions.

Consumers

On the consumer side, we have built a mobile app and a mobile-responsive website (together, our “platform”) to aggregate demand on Upstart.com, where consumers are presented with loan offers. Consumers can quickly and easily inquire about a rate, evaluate and choose a loan offer, provide necessary information for verification and review required disclosures before final acceptance of the loan. We have also made significant investments in Upstart Auto Finance, a dealer-facing software-as-a-service application that modernizes the auto sales process for both the consumer and the dealer. Similar to Upstart.com, we expect Upstart Auto Finance to become an important aggregator of consumer demand.

Consumers on our platform are generally offered unsecured personal loans, secured auto loans, and HELOCs. Personal loans typically range from $200 to $75,000 in size, at APRs up to 35.99%, with terms typically ranging from three months to five years. Auto loans range from $3,000 to $60,000 in size, at APRs up to 29.99%, with terms ranging from two to seven years. HELOCs range from $26,000 to $250,000, at APRs up to 18.0%, with terms of 10 or 15 years. All loans feature a monthly repayment schedule and no prepayment penalty.

Value Proposition to Consumers

•Best rates—An internal study, conducted and published in 2025, compared our personal loan AI model to that of a traditional underwriting credit score-based model. The study demonstrated the ability of our AI model to expand credit access to borrowers. Results from the study showed that our AI model approves 43% more borrowers and yields 33% lower average APR for approved loans.

•Best process—When consumers apply for a loan through our platform, the application experience is streamlined into a single process and the loan offers provided are firm. In the year ended December 31, 2025, 91% of Upstart-powered loans were fully automated, compared to approximately 70% at the time of our initial public offering in December 2020. Automation improvements were due in large part to product, engineering and machine learning enhancements to eliminate previously manual processes. This includes increasing the accuracy of our verification and fraud detection models to reduce human involvement, and removing inefficient or unnecessary processes and procedures.

Lending Partners and Institutional Investors

On the loan funding side, we target a wide range of small, medium, and large lending partners with an appetite to invest in improved underwriting and digital originations. Because AI is a new and disruptive technology, and lending is a traditionally conservative industry, we have brought our technology to the market in a way that allows us to grow responsibly and improve our AI models, while allowing lenders to take a prudent approach to assessing and adopting our platform. As of December 31, 2025, we had more than 100 lending partners. Our lending partners retain loans that align with their business and risk objectives. Because lenders vary with respect to program objectives, risk tolerance and funding capacity, program parameters can vary significantly across different lenders. Lending partners have access to reporting and other tools to manage their platform usage and portfolio. We also perform fairness testing on our models to help satisfy lending partners’ regulatory obligations.

Our lending partners control their programs when originating loans through our platform and do not solely rely on our models. Each lending partner sets and approves its own underwriting policy that establishes certain “hard” requirements or criteria, which may include minimum credit scores, minimum and maximum loan amounts, and maximum debt to income ratio. Upstart applies the lenders’ hard criteria prior to engaging its underwriting models. The majority of credit denials on the platform are due to the lending partners’ hard criteria from their underwriting policies. Borrower applications that meet a lender’s hard credit criteria are then assessed by Upstart’s underwriting model for default and prepayment probabilities, after which a pricing engine takes into account the underwriting model output in addition to pricing requirements set by lenders, such as target return objectives and maximum allowable APR limits. This process allows our lending partners to leverage our technology within the scope of their existing underwriting policies.

Loan volumes exceeding lending partners’ funding capacity or risk tolerance can be sold through our marketplace to our network of institutional investors with a broader and more diverse appetite for risk. As a result, we can develop our business and our AI models faster than if we relied only on the funding capacity of our lending partners. The combination of lending partners and institutional investors provides our lending marketplace with competitive and diverse capital.

Our network of institutional investors includes investors that purchase whole loans originated via Upstart’s platform, as well as investors that purchase securities, such as pass-through certificates. We are typically retained by institutional investors to service the loans originated on our platform. In the case of whole loan purchasers, we typically enter into loan purchase agreements and loan servicing agreements with such purchasers. We have pass-through certificate programs sponsored by certain financial institutions under which institutional investors can purchase securities collateralized by Upstart-powered loans from an issuer trust.

While there are minimal differences between whole loan sales and sales of pass-through certificates from Upstart’s perspective, both programs are offered to provide flexibility to institutional investors in our marketplace. Some institutional investors may prefer pass-through certificates, which may be more liquid and require less operational complexity, while other institutional investors may prefer whole loan purchases, which are generally more cost-effective. Whole loans purchased after origination may later be included in our asset-backed securitization transactions whereby interests in these Upstart-powered loans are sold to other institutional investors.

For our asset-backed securitizations, we engage with investment banks to structure transactions under which we and/or certain of the purchasers of whole loans or pass-through certificates sell pools of whole loans to a bankruptcy-remote special purpose entity. The special purpose entities, through one or more intermediate transfers and entities, create and sell tranched asset-backed notes and subordinated certificates, in each case, backed by the collective pools of Upstart-powered loans sold into the investment structure.

Value Proposition to Lending Partners and Institutional Investors

•Competitive digital lending experience—We provide banks and credit unions with a cost-effective way to compete more effectively with competitors who have greater technology budgets.
•Expanded borrower base—We refer borrowers that apply for loans through Upstart.com to our lending partners, helping them grow both loan volumes and number of borrowers.
•Upstart referral network—Once we aggregate consumer demand on our platform, we pass those borrowers to our lending partners.
•Flexible configurations—We built a configurable lending solution designed to meet the needs of our lending partners. Because our lending partners have complete authority and control over their lending programs, they predetermine many aspects of their loan offerings, including interest rate and loan size ranges, target returns for various risk profiles, minimum credit score, maximum debt-to-income ratio, fee structures, and disclosures.
•Servicing—While most lending partners and institutional investors choose to have us service their loans (through a branded servicing portal), each has the option of directly servicing loans itself. Our servicing platform manages all communication with borrowers, credit reporting agencies, and when necessary, collections agencies.
•Delivering returns—We focus on credit performance compared to the expectations set by us at the time of origination. An equal investment in all vintages of Upstart-powered core personal loans originated in the fourth quarter of 2023 through the third quarter of 2025 is currently expected to deliver annual returns in line with a blended target of approximately 11.3% after servicing fees.
•New product offerings—While we continue to iterate and improve on our core Upstart-powered products, we have launched new credit products over the last several years, for example, to serve the auto and home lending markets and to provide a small dollar personal loan offering. Personal loans are one of the fastest-growing segments of credit in the U.S. while home lending is the largest segment of consumer lending, followed by auto financing. Our platform helps lenders provide a product their borrowers want, rather than letting borrowers seek loans from competitors. We continue to invest in expansion of our product offerings.
•Access to capital markets—We have built a broad and deep network of institutional investors who provide capital through purchases of whole loans, pass-through certificates, and asset-backed securitizations. We have secured multiple committed capital and co-investment arrangements with institutional investors, which deliver a significant amount of capital to the Upstart marketplace. In these arrangements, we share some of the risk, including the upside, in loan performance relative to our expectations. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding these risk sharing arrangements. We have continued our work to expand our relationships with institutional investors to deliver greater and more diverse capital to our marketplace.

•Continuous engagement with rating agencies—Upstart-powered personal loans are analyzed by credit rating agencies and are subject to significant and constant scrutiny from experts. Credit ratings are often publicly available, which help institutional investors and lending partners gain confidence in Upstart-powered loans.
•Insights into changes in the economy—In 2023, we introduced the Upstart Macro Index (“UMI”), which estimates the impact of the macroeconomy on credit performance for Upstart-powered unsecured personal loans. UMI helps our lending partners and institutional investors better understand and account for the effect that macroeconomic conditions have on the credit performance of these loans.

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

Data Integrity and Security

Our information security program governs how we safeguard the confidentiality, integrity, and availability of our consumer and capital partner data. Our environment is continuously monitored with a suite of tools designed to detect and respond to security events in both internal and user-facing systems. We have a robust secure software development cycle and regularly engage with third parties to audit our security program and to perform regular penetration tests of our Web application and cloud environment.

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

Machine Learning Platform

In order to support innovation in our models, we have developed proprietary technologies to enable our machine learning team to develop, train, test and deploy new model updates with minimal engineering support. Our backend systems are designed to flexibly integrate with multiple third-party data sources to feed these models and support real-time decisioning.

Robust Reporting and Integration Capabilities

Our reporting application programming interfaces (“APIs”) provide institutional investors and lending partners the ability to access data through a programmatic interface. Our integration capabilities with lending partners include an ability to pre-fill applicant information via API and provide loan details in real-time to facilitate a seamless process from application to origination. Our lending partner reporting portal provides our lending partners with a centralized console to view daily performance metrics for their lending programs, review and verify their credit policy and program configuration, and access operational reports and documents on demand.

Consumer Marketing

Our growth and marketing approach is driven by the strength of our product and the interest rates we offer. Over time, in large part due to the rapid and continuing improvements to our models, our ability to offer lower rates than our competitors has improved and we have been able to extend new loan offers to applicants who were previously not eligible or were quoted a higher rate.

Our growth and marketing initiatives are primarily focused on bringing potential borrowers to Upstart.com, where they can learn if they qualify for a loan and the terms of the loan offer in only a few minutes. Our customer acquisition channels combine a mix of online and offline, as well as paid and unpaid, channels. While we constantly experiment to expand and optimize our acquisition strategies, our largest channels include:
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
•Organic traffic—As our brand recognition and reputation grow, an increasing number of potential borrowers come directly to Upstart.com. This is particularly the case for repeat borrowers.
•Online advertising—Search engines and social channels enable targeted outreach to potential borrowers with specific messages. In addition, we also advertise on streaming television services.
•Marketing affiliates—A variety of online media partners, such as loan aggregators, send us traffic on a cost-per-origination basis. Many loan aggregators also incorporate application data to provide online prescreened offers, which leads to highly targeted and interested referrals. For example, a significant number of consumers that apply for and obtain a loan on Upstart.com learn about and access Upstart.com through the website of one of our partners, Credit Karma.

Operations

We have developed sophisticated tools that our internal operations team uses to support the origination and servicing of credit. Our operations teams, including credit analysts, fraud specialists, customer support, payments specialists, and supporting services (like quality assurance and training) work to deliver a seamless user experience to consumers on behalf of our capital partners.

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

This team focuses on the small minority of borrowers whose applications are not entirely automated or any applicant who has questions or issues throughout the application process, while expediting the approval process to the extent possible, and identifying and rejecting fraudulent applications. Our operations team works closely with our engineering and machine learning teams to further increase our levels of automation.

Most prospective borrowers and applicants interact with Upstart via our online platform and help center, but we also make agent-based support readily available to all borrowers. For phone support, we partner with external call center vendors and have a team of dedicated Upstart agents with specialized training.

Servicing Operations

Upstart-powered loans, with the exception of HELOCs, are serviced via our proprietary platform. For borrowers who miss payments, we focus on early intervention and attempt to reach them via emails, calls, texts, and mail to help bring their account current or offer hardship options in accordance with the creditor’s servicing policies. We also use AI, including agentic AI, to help with customized servicing interventions and improved servicing efficiency throughout the loan lifecycle. Borrowers on our platform are supported via a combination of internal and third-party agents.

We hold collections licenses in the majority of states and conduct first-party collections activities. We also partner with third-party agencies for collections, including for loans that are charged off. Debt collection calls and collection performance are reviewed regularly by our quality assurance or vendor management teams. We also perform collections agency onsite audits annually.

Competition

Consumer lending is a vast and competitive market, and we compete in varying degrees with all other sources of unsecured and secured consumer credit, including banks, non-bank lenders (including retail-based lenders), and other financial technology lending platforms. Because personal loans often serve as a replacement for credit cards, we also compete with the convenience and ubiquity that credit cards represent.

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

We are currently, and expect in the future, to be subject to laws and regulations administered by the Consumer Financial Protection Bureau (the “CFPB”). In addition, the Federal Trade Commission (“FTC”) has jurisdiction to investigate aspects of our business. Other state and federal agencies, including prudential bank regulators, state regulatory bodies, and state attorneys general have the ability to regulate aspects of our business directly or through our lending partners. Further, we are subject to inspections, examinations, supervision and regulation by applicable agencies in each state in which we are licensed to originate (in the case of HELOC), broker, purchase, and/or service loans. Regulatory oversight of our business may change over time.

Below, we summarize several of the material federal and state lending, servicing and consumer protection related laws applicable to our business. For more information regarding the various federal and state laws and regulations to which we are subject or may become subject, see Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Federal Lending and Related Laws

Truth in Lending Act

The Truth in Lending Act (“TILA”) and Regulation Z, promote informed use of consumer credit by requiring clear and meaningful disclosure of credit terms and costs.

Equal Credit Opportunity Act

The Equal Credit Opportunity Act (“ECOA”) and Regulation B prohibit discrimination in any aspect of a credit transaction on the basis of race, color, religion, national origin, sex, marital status, age (provided the applicant has the capacity to contract), receipt of public assistance income, or the good-faith exercise of rights under the Consumer Credit Protection Act. The ECOA requires creditors to provide applicants with notices of adverse action when credit is denied or offered on less favorable terms, maintain procedures to ensure consistent and nondiscriminatory treatment of applicants, and retain relevant application and decision records for prescribed periods.

Fair Credit Reporting Act

The Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act, implemented by Regulation V, promotes the accuracy, fairness, and privacy of information in the files of consumer reporting agencies. The law requires a permissible purpose to obtain a consumer credit report and requires that persons who report loan payment information to credit bureaus do so accurately and timely resolve disputes regarding reported information. The FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report and an obligation to maintain an identity theft prevention program.

Fair Debt Collection Practices Act

The federal Fair Debt Collection Practices Act (“FDCPA”) and Regulation F, provide guidelines and limitations on the conduct of certain debt collectors in connection with the collection of consumer debts, specifically establishing standards for abusive, deceptive or unfair collection practices. While the FDCPA applies primarily to third-party debt collectors that acquire debt after it is delinquent, we may be subject to certain requirements and we generally adhere to many standards set forth in the FDCPA as a best practice. The law prohibits threatening, harassing or abusive conduct in the course of debt collection.

Privacy and Data Security Laws

We collect and use a wide variety of information to help ensure the integrity of our services and to provide features and functionality to the borrowers and lending partners on our platform. The collection, use, and protection of this data are subject to the federal Gramm-Leach-Bliley Act (“GLBA”), and Regulation P, including limitations on disclosure of nonpublic personal information to non-affiliated third parties. In certain circumstances, GLBA requires limiting the use and further disclosure of nonpublic personal information by non-affiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and non-affiliated entities. Further, the Federal Trade

Commission’s Safeguards Rule requires us to develop, implement, and maintain a written, comprehensive cybersecurity program containing safeguards appropriate to the size and complexity of our business.

Consumer Financial Protection Act

The Consumer Financial Protection Act (“CFPA”) created the CFPB, which has authority to implement and enforce federal consumer financial laws, such as TILA, FCRA, and ECOA. The law prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) in connection with the offering or provision of consumer financial products or services. Under the law, the CFPB has regulatory and enforcement powers over most providers of consumer financial products and services through the laws it enforces, including us. It also has supervisory and examination powers over certain providers of consumer financial products and services, including large banks, payday lenders, “larger participants” in certain financial services markets defined by CFPB regulation, and non-bank entities the CFPB determines present a risk to consumers after notice and an opportunity to respond.

Federal Trade Commission Act

Under Section 5 of the Federal Trade Commission Act, we and our lending partners are prohibited from engaging in unfair or deceptive acts or practices (“UDAP”). The FTC enforces this prohibition and has authority to take action against companies that engage in misleading, fraudulent, or unfair business practices, including in advertising, marketing, data privacy and consumer communications. The FTC has oversight of non-bank financial service providers, technology platforms, and other entities engaged in consumer credit-related activities. Their broad enforcement powers extend to representations made to consumers about credit products, fees, interest rates, loan terms, data use and security practices.

Federal Trade Commission’s Consumer Claims and Defenses Rule

The Federal Trade Commission’s Consumer Claims and Defenses Rule, otherwise known as the Holder Rule, applies to the retail installment sales contracts. The Holder Rule is designed to protect consumers that purchase goods or services with credit arranged by the seller or its assignee by requiring the seller to include a specific notice in every consumer credit contract informing consumers of their right to assert against the assignee of credit contracts, certain claims the consumer may have against the originator of a credit contract (such a dealer as the originating creditor in auto retail installment sales contracts). This rule preserves the consumer’s right to assert the same claims and defenses against anyone who purchases the contract, as they would have against the original seller of the goods or services.

Electronic Fund Transfer Act and NACHA Rules

The federal Electronic Fund Transfer Act (“EFTA”) and Regulation E establish the rights, liabilities, and responsibilities of consumers and financial institutions with respect to electronic funds transfers. The law applies to electronic transactions involving consumer bank accounts, including preauthorized loan payments, disbursements, and refunds. They require consumer authorization for recurring electronic payments, advance notice of variable transfer amounts and clear disclosures of consumers’ rights and obligations. Further, they prohibit conditioning an extension of credit on the borrower’s agreement to repay the loan through preauthorized (recurring) electronic fund transfers. In addition to compliance with federal laws, transfers performed by ACH electronic transfers are subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association (“NACHA”).

Electronic Signatures in Global and National Commerce Act

The federal Electronic Signatures in Global and National Commerce Act (“ESIGN”) and similar state laws, particularly the Uniform Electronic Transactions Act (“UETA”), authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. ESIGN and UETA require businesses that want to use electronic records or signatures in consumer transactions to get affirmative consent from consumers to receive or sign electronically any documents otherwise required by law to be “in writing.” The law establishes standards for obtaining and documenting such consent and delivery of required notices.

Federal Marketing Regulations

The Telephone Consumer Protection Act (“TCPA”) and similar state laws generally prohibit robocalls, including those calls made using an auto-dialer or prerecorded or artificial voice calls made to a wireless telephone without the prior express consent of the called party (or prior express written consent, if messages constitute telemarketing). In addition, the FTC Telemarketing Sales Rule implements the FTC’s Do-Not-Call Registry and imposes numerous other requirements and limitations in connection with telemarketing.

The Federal Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM”) Act applies to commercial messages and makes it unlawful to send electronic mail messages that contain false or deceptive information, among other requirements. CAN-SPAM also requires the sender of emails set for a commercial purpose to provide a functioning mechanism that allows the recipient to opt-out of receiving future commercial e-mail messages from the sender of such messages.

Federal Laws Protecting Servicemembers

The Servicemembers Civil Relief Act (“SCRA”) and the Military Lending Act (“MLA”) provide important financial protections to eligible members of the U.S. Armed Forces and, in the case of MLA, certain dependents. The SCRA affords relief on financial obligations incurred prior to active duty, including an interest rate cap at 6% during active service and restrictions on certain creditor actions without a court order. The MLA governs certain consumer credit transactions entered into while on active duty and limits the total cost of credit to a 36% Military Annual Percentage Rate, requires specific disclosures, and prohibits certain loan terms and practices intended to protect servicemembers from unfair or predatory lending.

Bank Secrecy Act, USA PATRIOT Act, and U.S. Sanctions Laws

Our operations, indirectly through our lending partners or in some cases, directly, are subject to the Bank Secrecy Act (“BSA”), the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA PATRIOT ACT”), certain U.S. sanctions laws, and implementing regulations issued by the Financial Crimes Enforcement Network (“FinCEN”). These laws require risk-based programs to detect and prevent money laundering, terrorist financing, and other financial crimes. Such programs must include written internal policies and procedures, a designated compliance officer, ongoing employee training and independent testing of the program's effectiveness. The Anti-Money Laundering (“AML”) and BSA laws require establishment of customer identification and verification procedures, as well as processes for identifying and reporting suspicious activity. We also maintain anti-money laundering, customer due diligence and record-keeping policies and procedures, as well as processes to avoid doing business with certain sanctioned persons or entities or certain types of sanctioned activity in specific countries under the lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls, or OFAC, and equivalent foreign authorities.

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

Real Estate Settlement Procedures Act

The Real Estate Settlement Procedures Act (“RESPA”) and Regulation X require lenders and servicers of home loans to provide borrowers with pertinent and timely disclosures regarding the nature and costs of the real estate settlement process. RESPA also prohibits specific practices, such as kickbacks, and places limitations upon the use of escrow accounts. It further requires disclosures for mortgage escrow accounts at closing and annually thereafter, itemizing the charges to be paid by the borrower and what is paid out of the account by the servicer. Prior to referring a consumer to an affiliate, RESPA requires the person making each referral to provide each person to whom business is referred an Affiliated Business Arrangement Disclosure Statement. Our policies are designed to support compliance with the provisions of RESPA that apply to our HELOC product.

State Lending Regulations

In addition to federal regulation, we are subject to extensive state and local laws that govern consumer lending, loan brokering, servicing, debt collection and related practices. These laws vary from state to state and may impose requirements regarding licensing, interest rate and fee limitations, disclosure obligations, fair lending, servicing, data security, advertising and recordkeeping. Certain states require us to obtain and maintain licenses and registrations to engage in such activities and to comply with the associated financial responsibility, examination and reporting requirements of such licensure.

Federal Securities Regulations

We conduct our business and structure our activities to comply with applicable U.S. federal securities laws and regulations. Asset-backed securities issued in connection with our loan financing activities have been offered pursuant to exemptions from registration under the Securities Act, including Section 4(a)(2), with placement by initial purchasers relying on Rule 144A and Regulation S to qualified institutional buyers and non-U.S. investors. We believe our securitization structures and organizational arrangements comply with applicable asset-backed securities risk retention requirements, including Regulation RR.

Additionally, based on applicable law and regulatory guidance, we do not believe we require registration as an investment adviser under the Investment Advisers Act of 1940 or as a broker-dealer under the Exchange Act. We intend to continue to conduct our operations in a manner consistent with these interpretations.

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

Intellectual Property

We protect our intellectual property through a combination of patents, trademarks, domain names, copyrights and trade secrets, as well as through contractual provisions, our information security infrastructure and restrictions on access to or use of our proprietary technology. As of December 31, 2025, we had four patents granted and six patent applications pending in the United States related to our proprietary risk model and data engineering. We may file additional patent applications or pursue additional patent protection in the future to the extent we believe it will be beneficial.

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

Culture and Workforce

We have built a very special company culture at Upstart. Building the best place for top talent to do great work has been a priority for us from day one. We have received best place to work awards in both our San Mateo and Columbus locations, and our employees remain engaged and inspired by our mission; retention of our top talent is as high as it has been since we went public in 2020.
We brought together a remarkable diversity of thinkers to build Upstart. Our co-founders and the members of our management team come from diverse backgrounds with varying ethnicities, education backgrounds, genders and ages. This diversity of thought ensures we tackle problems from all angles and arrive at the best solution for all stakeholders.

Recruiting

We attract and recruit diverse, exceptionally talented, highly educated, experienced and motivated employees. We have an extremely rigorous recruiting and employee candidate screening process. For example, we believe our machine learning team, responsible for the development and constant improvement of our AI models, is unlike any other that we are aware of in the consumer lending space. The majority of the members of this team have doctorate degrees in statistics, mathematics, computer science, economics or physics and many have extensive past experience in quantitative finance.

Culture

The Upstart culture is central to our talent advantage and we have carefully and thoughtfully built it as we have grown. Equity and inclusion underpin everything we do in the people programs we build. From our compensation practices to how we think about talent management and team development to the perks and benefits we invest in, each decision we make and every strategy we build is considered with the lens of ensuring we create a culture that inspires the best work from all employees, and recognizes results fairly and equitably for everyone.

Digital First Approach

In 2020, we shifted our talent location strategy to one that focused on “digital” work first. Employees in eligible roles (which comprise the majority of our full-time roles) can work from anywhere in the United States and Canada, including in one of our offices in Austin, Texas; Columbus, Ohio; New York, New York; or San Mateo, California. However, to ensure we continue to build relationships and capture the magic of those innovative, in-person “aha” moments, we also provide travel and onsite budgets to ensure teams can come together regularly. We believe the benefits of in-office work can be achieved by convening for focused, intensive days a few times each year, either during onsite sessions or at our annual company-wide conference, Upstart Live. This flexible approach gives Upstart the best of both worlds: meaningful in-person collaboration and team building, along with access to diverse talent across the country.

Employee Benefits

In addition to providing competitive benefits like fully paid health insurance, life insurance and disability, flexible time off for our salaried employees, and fully paid parental leave, we invest in benefits that will provide financial flexibility and financial wellness for our employees. We see this as central to our brand as an employer, and to attracting the types of employees that will be passionate about our mission to serve borrowers. We continue to provide flexible wellness and productivity budgets allowing our diverse population of employees to spend in ways that will be most useful for them. Inspired by our company mission, we also provide important traditional financial benefits like a 401(k) match (where we match 401(k) contributions up to a set dollar amount, ensuring equal access to these benefits dollars regardless of salary level), a generous Employee Stock Purchase Plan, and access to a financial planning and money management platform. We believe that these employee benefits, combined with competitive salaries and an equity program that grants restricted stock units to all full-time employees, have ensured that we remain a top employer in our industry.

As of December 31, 2025, we had 1,405 full-time employees. We also engage temporary employees, contractors and consultants as needed to support our operations. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We announce material information to the public about us, our products and services and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, the investor relations (ir.upstart.com) and newsroom (upstart.com/news) sections of our website, and our X (formerly known as Twitter) account @Upstart, in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD.

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
•Our loan funding and financing arrangements with lending partners, institutional investors, securitization programs, and warehouse credit and risk retention financing facilities expose us to certain risks, and if we fail to successfully manage such risks, our supply of capital may decrease or we may be required to seek more costly or less efficient capital for our marketplace.
•If we are unable to continue to improve our artificial intelligence (“AI”) models or if our AI models are ineffective, including by failing to accurately or timely reflect changes in economic conditions on borrowers’ credit risk, our growth prospects, business, financial condition and results of operations would be adversely affected.
•If we are unable to approve a significant number of borrowers for loans through our marketplace, our growth prospects, business, financial condition and results of operations would be adversely affected.
•A limited number of lending partners account for a significant portion of loan originations and revenue on our marketplace, and our business depends on our ability to retain existing lending partners and attract new ones.
•We have incurred net losses in the past, and we may not be able to sustain or achieve profitability in the future.
•If we are unable to manage risks associated with the loans on our balance sheet, our business, financial condition and results of operations may be adversely affected.
•Our quarterly results may fluctuate significantly, which could adversely affect our business and the trading price of our common stock.
•If we are unable to manage the risks associated with the Upstart Macro Index (UMI), our credibility, reputation, business, financial condition and results of operations could be adversely affected.
•Our reputation and brand are important to our success, and failure to maintain, protect and promote our brand may harm our business.
•If we are unable to manage the risks related to our loan servicing and collections obligations, our business, financial condition and results of operations could be adversely affected.

•A significant portion of our business has historically depended on a single loan product, and shifts in product demand or mix could adversely affect our business.
•We are continuing to introduce and develop new loan products and service offerings, and if these products are not successful or we are unable to manage the related risks, our growth prospects, business, financial condition and results of operations could be adversely affected.
•Security breaches, improper access to our or borrowers’ data, or other security incidents may harm our reputation, adversely affect our results of operations and expose us to liability.
•Any significant disruption of, or failure in, our technology systems, including our AI lending platform, could adversely affect our business, financial condition and results of operations.
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

Adverse macroeconomic conditions and resulting uncertainty and volatility have had, and may have in the future, a material adverse effect on our business and results of operations. Such conditions can reduce borrower demand, approval and acceptance rates, loan origination volume and loan funding from lending partners and institutional investors, reduce liquidity in the capital markets, increase funding costs, and increase our reliance on our balance sheet. Many borrowers that access our marketplace have poor, limited or no credit history and may be disproportionately affected by inflation, higher interest rates, unemployment or recessionary conditions, which can reduce their ability or willingness to borrow or repay loans. During economic downturns, borrowers may prioritize secured obligations over unsecured personal loans, and higher interest rates may further increase payment burdens, leading to higher delinquencies, defaults, charge-offs and lower recoveries. Because our operations are concentrated in U.S. consumer credit, adverse developments affecting the U.S. economy or consumer credit markets could have a disproportionate impact on our business. In addition, changes in fiscal, monetary or regulatory policy priorities across presidential administrations may contribute to economic volatility and uncertainty. Any sustained decline in borrower approvability, loan acceptance or origination volume, or any increase in delinquencies or defaults beyond our expectations, could materially adversely affect our business, financial condition and results of operations.

If we are unable to maintain diverse and resilient loan funding to our marketplace from institutional investors or successfully manage risks associated with committed capital and other co-investment arrangements, our growth prospects, business, financial condition and results of operations could be adversely affected.

Our business depends on sourcing and maintaining diverse and resilient sources of capital from institutional investors to our marketplace, including through the purchase of whole loans and interests in loans through pass-through certificates and asset-backed securities. A significant portion of loans transacted on our marketplace are purchased by institutional investors. The availability and capacity of capital from institutional investors depends on many factors that are outside of our control, such as economic and market conditions, interest rates, liquidity in the capital markets and regulatory requirements or restrictions, which are subject to change. We cannot be sure that the existing capital sources will continue to be available, or any new capital sources will become available, on commercially reasonable terms or at all. Decreased capital from institutional investors has negatively impacted our business in the past, and may negatively impact us in the future. Any sustained decline in investor demand for Upstart-powered loans or securities secured by such loans may adversely affect our financial results.

A significant portion of our loan funding from institutional investors comes from committed capital and other co-investment arrangements, which may include downside credit risk protection, subject to certain limits and conditions. Under these arrangements, we may be required to compensate investors if loan credit performance deviates from expectations. We may also be required to compensate investors if committed loan sale volumes are not achieved. If loans do not perform as expected for any reason, including due to changes in borrower behavior or ability to pay, borrower demand declines, or our credit performance expectations are inaccurate, our financial results could be adversely affected, including through unfavorable fair value adjustments. We may also experience declines in revenue and transaction volume if existing arrangements do not provide funding on agreed terms or if we are unable to secure additional arrangements on commercially reasonable terms or at all.

Capital arrangements entered into during periods of higher interest rates may become more costly if interest rates decline and the terms of such arrangements remain in place. Despite our efforts, marketplace capital constraints may persist, and we may be required to rely more heavily on our balance sheet, incur higher funding costs or agree to less favorable terms to maintain loan origination volume, which could adversely affect our business, financial condition and results of operations.

Our loan funding and financing arrangements with lending partners, institutional investors, securitization programs, and warehouse credit and risk retention financing facilities expose us to certain risks, and if we fail to successfully manage such risks, our supply of capital may decrease or we may be required to seek more costly or less efficient capital for our marketplace.

We have facilitated securitizations, and may in the future facilitate additional securitizations, of Upstart-powered loans to allow institutional investors, certain lending partners, and/or us to liquidate or finance such loans through the asset-backed securities markets or other capital markets products. In securitization transactions, we sell and convey pools of loans to special purpose entities (“SPEs”), which issue notes or certificates pursuant to indentures and trust agreements. We also finance certain loans on our balance sheet through warehouse credit facilities, including by selling loans to warehouse trust SPEs and borrowing under associated credit facilities. Securities issued by securitization SPEs and borrowings under warehouse facilities are secured by the loan pools owned by the applicable SPEs, and we, our lending partners and/or institutional investors may contribute loans to such SPEs in exchange for cash and/or debt or equity interests.

When we act as sole sponsor of securitizations, we are required under Regulation RR to retain a portion of the credit risk of the underlying loans for a specified period of time. We may finance some or all of these retained interests through risk retention financing facilities. If retained interests decline in value, or if we are unable to finance or refinance retained risk positions on acceptable terms, our liquidity, funding costs and results of operations could be adversely affected. We may also retain subordinated or residual interests beyond minimum risk retention requirements, which are exposed to greater credit risk and may lose value, including becoming worthless. Regulatory requirements applicable to securitizations, including under the Dodd-Frank Act, the Investment

Company Act of 1940, and the “Volcker Rule,” as well as changes in state licensing requirements, may limit the type or structure of securitizations we are able to complete, and failure to comply with applicable securitization laws or regulations could restrict our ability to access securitization markets or require us to restructure or discontinue certain financing arrangements.

Servicing fees generated by our loan servicing activities for loans sold to institutional investors or contributed to asset-based securitizations and pass-through certificate transactions also represent a material portion of our earnings, and investor demand for Upstart-powered loans and related securities may fluctuate based on loan performance, pricing and servicing economics, macroeconomic conditions, investor risk appetite, regulatory or accounting considerations and the availability of funding and liquidity in the capital markets.

In connection with our asset-backed securitizations, pass-through certificate transactions, warehouse credit facilities and whole loan sale arrangements, we make representations and warranties concerning the loans transferred. If such representations and warranties are inaccurate and are not timely cured, we may be required to repurchase loans, make payments or provide indemnification to financing parties. Failure to satisfy these obligations could constitute a default or termination event under the applicable agreements and could require us to fund repurchases or make other payments at a time when liquidity may be constrained. If repurchase or payment obligations were to increase, or if we are unable to fund such obligations when required, our liquidity, financial condition and results of operations could be adversely affected, and a high volume of repurchases or payments could harm our reputation as a loan seller and servicer. If securitizations, warehouse facilities or risk retention financing are not available or economical, we may need to seek alternative financing, rely more heavily on our balance sheet or reduce loan originations, which could adversely affect our business, financial condition and liquidity.

We are also subject to counterparty risk arising from derivative instruments, beneficial interests, warehouse facilities and custodial arrangements, and a counterparty’s failure to perform could result in losses and adversely affect our business, financial condition and results of operations.

If we are unable to continue to improve our AI models or if our AI models are ineffective, including by failing to accurately or timely reflect changes in economic conditions on borrowers’ credit risk, our growth prospects, business, financial condition and results of operations would be adversely affected.

Our ability to attract borrowers and facilitate loan originations on our marketplace depends in large part on the effectiveness of our AI models in evaluating borrower creditworthiness and pricing loans appropriately. Our overall operating efficiency and margins further depend in part on our ability to maintain a high degree of automation in our application process and achieve incremental improvements in the degree of automation. If our AI models contain errors, rely on inaccurate assumptions or data, or otherwise fail to perform as expected, loans may be sub-optimally priced or incorrectly decisioned, which could result in losses that are higher than expected, reduced borrower demand, and decreased loan originations. For example, as of December 31, 2025, the quarterly vintages of core personal loans that originated in the fourth quarter of 2023 and the first quarter of 2024 were forecasted to underperform relative to their target returns set at the time of loan origination. Our AI models and related decisioning processes also depend on the availability, accuracy and timeliness of data and other inputs, including information provided by applicants and third-party sources. If the data or inputs used to train, operate, calibrate or monitor our AI models are inaccurate, incomplete, biased or otherwise unreliable, or if our access to key data sources is terminated or interrupted, our models may not perform as expected and our ability to evaluate credit risk or price loans may be adversely affected.

In addition, we may make errors in the development, validation, testing, governance, or implementation of our AI models or related tools and processes, and such errors may not be detected prior to deployment. Or, our AI models may not be able to accurately predict borrower behavior or loan performance under all circumstances, particularly during periods of economic uncertainty or rapid changes in macroeconomic conditions.

Underperformance of Upstart-powered loans relative to expectations may also reduce demand from lending partners and institutional investors, constrain capital and negatively affect our financial results. If our AI models do not accurately or timely reflect changes in economic conditions affecting borrowers’ credit risk, the performance of Upstart-powered loans may be worse than anticipated, which could harm our reputation, erode trust with lending partners and institutional investors, and adversely affect our business, financial condition and results of operations. If model performance deteriorates, our lending partners and investors may change or tighten their underwriting or pricing requirements, reduce demand for Upstart-powered loans, require additional credit enhancement or other structural protections, or impose less favorable terms across our loan funding arrangements, any of which could adversely affect our business.

If we are unable to manage the risks associated with the Upstart Macro Index (UMI), our credibility, reputation, business, financial condition and results of operations could be adversely affected.

UMI is our effort to quantify the level of macroeconomic risk, in terms of the losses or defaults, within Upstart-powered unsecured personal loan portfolios, excluding small dollar loans. As we continue to refine UMI, we have revised previously published values and may further revise current or historical values in the future. Significant changes or revisions to UMI could harm our credibility and reputation with lending partners and institutional investors, which could adversely affect our business. Furthermore, the correlation between UMI and actual macroeconomic risk, including loan losses or defaults, may not be as meaningful or reliable as we expect. If UMI fails to accurately or adequately reflect macroeconomic risk, or is perceived as misaligned or misleading, lending partners and institutional investors may distrust or disregard UMI, which could negatively affect their willingness to use our marketplace or fund loans.

UMI is based on our analysis of the losses within Upstart-powered unsecured personal loan portfolios, excluding small dollar loans, and is specific to our borrower base, which changes over time. UMI may not be an appropriate indicator of risk for specific loan products, borrower segments or non-Upstart loan portfolios, and it is not intended to measure or predict broader economic conditions, future loan performance, our results of operations or our stock price. Investors, lending partners or analysts may misunderstand, misinterpret or misuse UMI for unintended purposes, which could harm our reputation, reduce confidence in our disclosures and impair our ability to attract and retain lending partners and institutional investors. Any failure to manage these risks could adversely affect our ability to maintain diverse and resilient loan funding and harm our business, financial condition and results of operations.

If we are unable to approve a significant number of borrowers for loans through our marketplace, our growth prospects, business, financial condition and results of operations would be adversely affected.

The vast majority of our revenue comes from platform and referral fees and servicing fees on loans facilitated through our marketplace. To increase the number of loans facilitated through our marketplace, we must have an adequate supply of capital from lending partners and institutional investors, and borrowers must satisfy the requirements for approval established by our models and our lending partners.

While we continue to improve the accuracy of our AI models, which we believe is key to our long-term success, such improvements may not result in an increase in the number of borrowers approved on our platform. These improvements have led us in the past and may lead us in the future to reevaluate our credit decisioning process, including the risks associated with certain borrowers. Changes in borrower default patterns and credit performance have in the past and could in the future result in fewer borrowers being approved for loans on our platform.

In addition, our lending partners’ credit requirements and the target returns our lending partners and institutional investors demand in order to provide capital to our marketplace have, and could continue to, negatively impact our ability to extend loan offers with competitive terms or at all to certain borrowers on our marketplace. If we are not able to fill purchase commitments for our institutional investors or maintain a platform meeting the origination requirements of our lending partners, we risk jeopardizing our marketplace.

Macroeconomic environments fluctuate over time, and the costs and risks associated with consumer borrowing evolve in response to economic conditions. During periods of challenging macroeconomic conditions, including periods of elevated borrowing costs and heightened consumer credit risk, the pool of qualified borrowers may become smaller, and fewer applicants may receive or accept loan offers on our marketplace. Approving more borrowers can also be limited as we have historically limited the maximum annual percentage rates offered on Upstart-powered loans due to regulatory reasons. These factors have adversely affected, and may in the future adversely affect, transaction volume on our marketplace and therefore our revenue. If we are not able to maintain or increase transaction volume on our marketplace, or attract and retain qualified borrowers, our growth prospects, business, financial condition and results of operations would be adversely affected.

A limited number of lending partners account for a significant portion of loan originations and revenue on our marketplace, and our business depends on our ability to retain existing lending partners and attract new ones.

Our success depends in significant part on the continued participation of lending partners in our marketplace, which provide both loan funding and a substantial portion of our revenue. A limited number of lending partners account for a significant portion of loan originations and revenue on our marketplace.

If one or more significant lending partners reduce, suspend or cease their business with us for any reason, or if we are unable to attract and onboard new lending partners to replace or supplement existing relationships, loan origination volume and revenue could decline. Our ability to attract new lending partners may be limited by lengthy or complex onboarding processes, prospective partners’ diligence requirements, or changes in target returns, funding costs or risk tolerance. Prospective lending partners may also be cautious in adopting our platform or in purchasing loans originated on the Upstart platform due to regulatory uncertainty, AI model governance or fair lending compliance considerations, as well as the time, cost and operational changes required to integrate our technology, which can delay onboarding and make the timing and volume of related revenue difficult to predict.

We enter into a separate agreement with each of our lending partners. These agreements are non-exclusive and may contain minimum fee amounts. Lending partners may decide to stop working with us, seek to modify agreement terms in a cost-prohibitive manner when their agreement is up for renewal, or enter into exclusive or more favorable relationships with our competitors. In addition, lending partners may adjust or terminate their business with us based on macroeconomic conditions, funding costs, regulatory requirements, credit performance, internal priorities, competitive dynamics or changes in business strategy. Federal or state regulators may also require lending partners to terminate or limit their business with us, or impose regulatory pressure that constrains their ability or willingness to participate in our marketplace. If we are unable to retain existing lending partners or attract new lending partners on acceptable terms, our business, financial condition and results of operations could be adversely affected.

We have incurred net losses in the past, and we may not be able to sustain or achieve profitability in the future.

Although we have been profitable in certain periods, we have also incurred net losses and may do so again in the future. We have made, and expect to continue to make, significant investments in our business, and we may not be able to increase revenue sufficiently to offset these costs, which could prevent us from achieving or sustaining profitability. These investments include investment in our proprietary AI models, product development, borrower acquisition, platform enhancements and expansion of our loan offerings.

We have incurred losses in the past, and may incur losses in the future, due to a variety of factors, including the other risks described in this section, macroeconomic conditions, unforeseen expenses, operational challenges, and delays in executing our business strategies. Any failure to maintain or increase revenue at a pace sufficient to support our investment levels and other operating expenses could adversely affect our ability to achieve or sustain profitability. If we are unable to successfully address these risks and challenges as they arise, our business, financial condition and results of operations could be adversely affected.

If we are unable to manage risks associated with the loans on our balance sheet, our business, financial condition and results of operations may be adversely affected.

We have held more Upstart-powered loans on our balance sheet in recent years and may continue to do so in the future. We have used, and may continue to use, our balance sheet to support our research and development activities for new loan products and borrower segments. In addition to research and development activities, we have used and may continue to use our balance sheet to purchase Upstart-powered loans from lending partners to address fluctuations in supply and demand in our marketplace.

We hold loans on our balance sheet at fair value and estimate fair value using a discounted cash flow methodology. Increases in market interest rates may reduce the fair value of loans held on our balance sheet, which have negatively affected, and may in the future negatively affect, the fair value of such loans. In addition, for loans held on our balance sheet and any future loans to be held on our balance sheet, we bear the credit risk in the event of borrower default. Our exposure to rising borrower default rates and their volatility has increased, and may continue to increase, as we hold more Upstart-powered loans on our balance sheet. Also, loans for research and development purposes make up a substantial portion of the loans held on our balance sheet and are generally more risky and more likely to default than the core personal loans.

At times, default rates and charge-offs for certain loan categories have been higher than expected, resulting in unfavorable fair value adjustments to the loans on our balance sheet. Unfavorable fair value adjustments have negatively impacted our revenue in the past and may do so again in the future if loan performance deteriorates or fails to meet expectations. Furthermore, a portion of our revenue is interest income derived from loans held on our balance sheet, and increasing the number of loans we hold would increase the mix of our revenue that comes from interest on loans. From a liquidity perspective, a growing number of loans on our balance sheet increases our liquidity risk. If we are unable to sell loans held on our balance sheet on commercially reasonable terms or at all, our liquidity position could be adversely affected. Any of the foregoing could adversely affect our business, financial condition and results of operations.

Our quarterly results may fluctuate significantly, which could adversely affect our business and the trading price of our common stock.

Our operating and financial results have, in the past, and may, in the future, fluctuate significantly from period to period due to a variety of factors, many of which are outside of our control. Factors that may cause these fluctuations include, among others, changes in macroeconomic conditions; fluctuations in borrower demand and loan origination volume, including seasonal patterns; changes in the availability and cost of loan funding; changes in credit performance; shifts in product mix; the timing and success of new products, partnerships or funding arrangements; changes in interest rates; changes in regulatory requirements or enforcement priorities; and changes in our operating expenses.

In addition, we typically experience seasonality in the demand for Upstart-powered loans, which has been generally lower in the first quarter. This seasonal slowdown has been primarily attributable to high loan demand around the holidays in the fourth quarter and the general increase in borrowers’ available cash flows in the first quarter, including cash received from tax refunds, which temporarily reduces borrowing needs.

As a result of these and other factors, our operating and financial results for any given period may fall below the expectations of investors or securities analysts, which could cause the trading price of our common stock to decline. Fluctuations in our operating results may also make it difficult for investors to evaluate our business and future prospects, which could further contribute to volatility in the market price of our common stock.

Our reputation and brand are important to our success, and failure to maintain, protect and promote our brand may harm our business.

We believe maintaining a strong brand and trustworthy reputation is critical to our success and our ability to attract borrowers to our marketplace, attract new lending partners, maintain diverse and resilient loan funding and sustain good relations with regulators. The maintenance of our brand and reputation depend on a number of factors, including the performance and perceived effectiveness of our proprietary AI models, the quality and pricing of our products, the reliability and scalability of our platform, regulatory compliance, loan performance outcomes and our ability to innovate and respond to evolving customer and partner needs. In addition, the availability and perceived attractiveness of alternative products or platforms from our competitors may influence how our brand and value proposition are perceived. Competitive pressures may result in reduced demand for Upstart-powered loans, pricing pressure, increased costs or loss of market share, any of which would harm our reputation and brand. If we are unable to differentiate our platform and maintain trust with borrowers, lending partners, institutional investors, and other third parties, our business, financial condition and results of operations could be adversely affected.

Furthermore, negative publicity about us or the consumer lending industry, including regarding our AI-powered credit decisioning models, loan performance, servicing or collections practices, marketplace model, use of AI, regulatory compliance, data privacy and cybersecurity practices, litigation or regulatory actions, or the experience of participants on our platform, even if inaccurate or unfounded, could harm our reputation and reduce confidence in our platform. Such reputational harm could reduce usage of our platform and adversely affect our business, financial condition and results of operations.

If we are unable to manage the risks related to our loan servicing and collections obligations, our business, financial condition and results of operations could be adversely affected.

Our success depends in part on our loan servicing and collection efforts. A meaningful portion of our revenue from fees is generated from loan servicing fees. The vast majority of Upstart-powered loans are unsecured and are not guaranteed or insured by any third party or backed by any governmental authority. As a result, our ability to collect amounts owed on such loans on behalf of lending partners, Upstart, institutional investors, and financing lenders is limited if borrowers are unwilling or unable to repay. Even where loans are secured, including auto loans or HELOCs, we may be limited in our ability to recover amounts owed if collateral cannot be located or recovered or if collateral values decline.

Our ability to collect on loans is largely dependent on borrowers’ financial health and may be adversely affected by factors such as unemployment, illness, bankruptcy, economic downturns or other circumstances beyond a borrower’s control. Federal and state laws, including bankruptcy and insolvency laws, may further limit recoveries. If delinquencies, defaults or bankruptcies increase, our collections and recovery rates may decline, which could reduce fees payable to us, negatively affect lending partner and institutional investor demand for Upstart-powered loans, erode trust in our marketplace or increase loan funding costs.

We conduct collection activities for certain lending partners, institutional investors, and financing lenders. Because we have limited experience conducting first-party or in-house collection activities, we cannot be certain that we will be able to effectively manage risks associated with such activities. We also rely on third-party collection agencies and, in certain cases, litigation strategies to collect from certain delinquent borrowers. If our collection efforts or those of third-party vendors are ineffective, inconsistent, unprofessional or otherwise harm borrowers, our reputation could be damaged, borrower demand could decline and delinquencies and charge-offs could increase.

We act as servicer for most loans facilitated through our marketplace, including loans sold in whole loan transactions, contributed to securitizations and pass-through securities, and pledged in warehouse facilities. Loan servicing is a highly regulated and operationally complex activity, involving manual processes and regulatory compliance obligations. Errors in servicing, failures to comply with servicing requirements or inadequate performance could expose us to liability to borrowers, lending partners, institutional investors or financing lenders, and harm our reputation. If the costs of servicing exceed the servicing fees we earn, our results of operations could be adversely affected.

Auto loans facilitated through our marketplace and retail installment contracts purchased from motor vehicle dealers are secured by vehicles that may depreciate rapidly and may be difficult to locate. We rely on third-party repossession vendors to recover collateral, and repossession may not result in full recovery of amounts owed. Failures by such vendors to adhere to applicable law and regulations could result in loss of the collateral, regulatory action, litigation and/or reputational harm. As we scale our auto lending business, we may face increased operational and compliance risk in coordinating repossession activity and managing title and other collateral requirements that vary by state. For home-secured products such as HELOCs, collections and recovery may involve enforcing liens or pursuing foreclosure-related remedies that can be time-consuming, costly and subject to heightened regulatory and reputational scrutiny.

Servicing and collection activities are subject to extensive and evolving federal and state laws and regulatory oversight. If we fail to comply with applicable servicing, collection or licensing requirements, we could lose licenses, become subject to enforcement actions, sanctions or litigation, or be restricted from servicing loans or operating in certain jurisdictions, which could adversely affect our business, financial condition and results of operations.

A significant portion of our business has historically depended on a single loan product, and shifts in product demand or mix could adversely affect our business.

A significant portion of the loan originations facilitated through our marketplace has historically consisted of unsecured personal loans. While the market for unsecured personal loans has experienced periods of growth, the extent to which this market will continue to grow, or remain attractive to borrowers and capital providers, is uncertain. A variety of factors could adversely affect demand for unsecured personal loans, including macroeconomic conditions, increased interest rates, changes in consumer credit behavior, competition, regulatory developments and other conditions in the credit markets. If demand for unsecured personal loans declines or grows more slowly than expected, our business, financial condition and results of operations could be adversely affected.

Unsecured personal loans are seen as a more risky credit product because they are not backed by collateral. As such, borrowers may choose not to prioritize repayment of unsecured personal loans, particularly during an economic down cycle, and instead prioritize repayment of secured indebtedness obligations over unsecured personal loans. If we are unable to effectively manage risks associated with our core personal loan product, our business, financial condition and results of operations could be adversely affected.

While the unsecured personal loan product represents the majority of our business, we offer other loan products on our marketplace and may continue to expand and scale additional products over time. Newer loan products may have different margins or default rates than our core personal loan products. Offering and scaling multiple products introduces additional operational, regulatory, funding and servicing complexity and exposes us to risks that differ from those associated with a single product offering. In order to preserve and expand our relationships with lending partners and institutional investors, it may become important for us to offer a broader range of loan products than we have historically offered. Our competitors may also seek to gain or maintain market share by underpricing certain loan products or accepting lower returns, even if such practices result in losses. These competitive dynamics could reduce demand for loans facilitated through our marketplace or adversely affect the economics of our platform.

We are continuing to introduce and develop new loan products and service offerings, and if these products are not successful or we are unable to manage the related risks, our growth prospects, business, financial condition and results of operations could be adversely affected.

We have introduced auto loans, retail installment contracts purchased from motor vehicle dealers, small dollar loans, and home equity lines of credit products and are continuing to invest in developing these products and other new credit products and service offerings. We have limited operating history with respect to certain of these products, and new initiatives are inherently risky, as each involves unproven business strategies, new regulatory requirements and new financial products and services with which we, and in some cases our lending partners, have limited or no prior development or operating experience.

As part of our growth strategy, we may continue to offer and scale multiple loan products with distinct borrower profiles, underwriting considerations, regulatory requirements, funding sources and servicing obligations. While these newer products currently represent a small portion of our business, they are expected to grow at a different rate than our core personal loan product. We cannot be sure that we will be able to develop, commercially market and achieve market acceptance of any new products and services. In addition, our investment of resources to develop new products and services may be insufficient or result in expenses that are excessive in light of the benefits actually derived from these new offerings, particularly in the near term. Investment in new products or services may also need to be delayed, modified or deferred due to market, macroeconomic or other conditions.

We may also have difficulty securing adequate loan funding from lending partners or institutional investors for new loan products and services, which may require us to hold more loans on our balance sheet for extended periods of time. If the borrower profile for new products differs from that of existing products, our AI models may not accurately evaluate credit risk and we may not be able to obtain loan funding for such products on commercially reasonable terms, or at all. New products may also experience higher levels of delinquencies or defaults as our models calibrate to different borrower populations or data sets. Furthermore, new products and services may raise new or complex regulatory compliance obligations, increase our costs, reduce margins or take longer than anticipated to achieve target margins. Our development efforts may also divert management attention and resources from existing operations. If we are unable to effectively manage these risks, our growth prospects, business, financial condition and results of operations could be adversely affected.

If we do not compete effectively in our target markets, our business, results of operations and financial condition could be harmed.

The consumer lending market is highly competitive and increasingly dynamic as emerging technologies continue to enter the marketplace. Our inability to compete effectively could result in reduced loan volumes, reduced average loan sizes, reduced fees, increased marketing and borrower acquisition costs or a failure of our marketplace to achieve or maintain broader market acceptance, any of which could adversely affect our business and results of operations.

We compete to varying degrees with other sources of consumer credit, including banks, non-bank lenders, retail-based lenders and other financial technology platforms. Because personal loans may serve as a replacement for credit cards, we also compete with the convenience and ubiquity of credit cards and buy now, pay later products. Many competitors operate under different business models, have different funding sources, cost structures or regulatory obligations, or focus on different segments of the market. We may also face competition from banks or companies that have not previously competed in consumer lending, including companies with access to large amounts of consumer-related data that could be used to develop their own credit risk models, and many current or potential competitors have significantly greater financial, technical and marketing resources than we do.

Our competitors may have longer operating histories, greater brand recognition and loyalty, lower costs of capital, more diversified products, broader borrower or partner relationships, more diversified funding sources or greater balance sheet capacity than we do. Competitors may also modify their pricing or business models to compete more directly with us, including by offering lower pricing or more flexible terms. Our ability to compete will also depend on our ability to provide lending partners with a competitive suite of loan products and services. In addition, competitors may pursue acquisitions or strategic alliances that provide access to lower-cost capital, expanded distribution or enhanced regulatory capabilities, further intensifying competition.

Our industry is driven by constant innovation, including rapid advances in AI and machine learning. If we fail to anticipate or respond adequately to technological developments, or if competitors develop credit models or technologies that are superior to ours, our ability to compete effectively could be adversely affected. If we are unable to compete effectively or keep pace with innovation in our industry, demand for our marketplace could stagnate or decline, which could harm our business, results of operations and financial condition.

If we are unable to manage the risks associated with fraudulent activity, our brand and reputation, business, financial condition and results of operations could be adversely affected.

Fraud is prevalent in the financial services industry and may increase as perpetrators become more sophisticated. We are subject to the risk of fraudulent activity associated with borrowers, employees and third parties that handle borrower information, and in limited circumstances we cover certain fraud-related losses of our lending partners and institutional investors. Fraud rates may also increase during economic downturns.

We use a combination of proprietary AI models and third-party tools to detect and prevent fraud by validating applicant-reported data and information obtained from third-party sources. However, these efforts may not be sufficient to identify all fraudulent activity. If fraud detection controls are ineffective, fraud-related losses on Upstart-powered loans could increase, erode confidence in our marketplace, and adversely affect our financial condition and results of operations. Fraud perpetrators may also target our platform due to the high degree of automation in our credit decisioning processes. In addition, we, our lending partners or institutional investors may be unable to recover amounts disbursed on loans made in connection with inaccurate statements, omissions or fraudulent activity.

Significant increases in fraudulent activity could result in heightened regulatory scrutiny or intervention, increase compliance and operating costs, and harm our brand and reputation. Further, if higher levels of fraud lead to increased human review of loan applications, the level of automation on our platform could decline, negatively affecting our operating efficiency and unit economics. If we are unable to effectively manage fraud-related risks, our business, financial condition and results of operations could be adversely affected.

We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain and motivate our personnel, our business, financial condition and results of operations could be adversely affected.

Our success depends on the continued service of our senior management team and other highly skilled personnel. Our success also depends on our ability to identify, hire, develop, motivate and retain highly qualified personnel.

Competition is high for skilled personnel, including engineering and data analytics personnel, particularly in the San Francisco Bay Area where our headquarters is located. While we have transitioned to what we call a “Digital First” work model that allows us to recruit from a wider talent pool, we have experienced, and expect to continue to face, difficulty identifying and hiring qualified personnel, especially as we pursue our growth strategy. We may not be able to hire or retain such personnel at compensation or flexibility levels consistent with our existing compensation structure and policies. We periodically review our compensation levels to ensure they remain competitive, and we may need to further increase compensation in response to competition, inflation or labor shortages, which would increase our operating costs. Many companies with which we compete for experienced employees have greater resources and may be able to offer more attractive terms of employment. In addition, the current regulatory environment related to immigration is uncertain, including with respect to the availability of H1-B and other U.S. visas. If a new or revised U.S. visa program is implemented, it may impact our ability to recruit, hire, retain, or effectively collaborate with qualified skilled personnel.

Furthermore, we have reduced our workforce in the past and may do so again in the future to lower operating costs or streamline operations. Workforce reductions may adversely affect employee morale, culture and productivity, and our ability to attract and retain personnel, result in the loss of institutional knowledge, disrupt operations, or impair our ability to pursue new initiatives due to reduced resources. We may not realize the anticipated benefits or cost savings from workforce reductions, and any failure to effectively manage such actions could adversely affect our business, financial condition and results of operations.

Borrowers may prepay a loan at any time without penalty, which could reduce our servicing fees and deter our lending partners and institutional investors from investing in loans facilitated through our lending marketplace.

A borrower may decide to prepay all or a portion of the outstanding principal amount on a loan at any time without penalty. If the entire outstanding unpaid principal amount of a loan is prepaid, we would not receive a servicing fee for the period after the loan is prepaid in full. Our AI models are designed to predict prepayment rates, but prepayment may occur for a variety of reasons. If a significant volume of prepayments occur that our AI models do not accurately predict, the amount of our revenue from servicing fees would decline and returns targeted by our lending partners and institutional investors would be adversely affected, which would harm our business and results or operations and our ability to attract new lending partners and institutional investors.

The long-term impact of operating with a Digital First workforce on our business, financial condition and results of operations is uncertain.

Since our announcement of a Digital First work model, remote work with less time in the office has been the primary experience for most of our employees. Our workforce is principally distributed across the U.S., with only limited presence in Canada, and we expect this to continue. There is no guarantee that we will realize any anticipated benefits from this model.

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

We are, and may in the future become, subject to lawsuits by private parties or governmental agencies, other claims, examinations, investigations, enforcement actions, legal and administrative cases and proceedings, whether civil or criminal, all of which may affect our financial condition and results of operations. These claims, lawsuits and proceedings could involve a wide range of legal and regulatory matters, including consumer protection, employment, intellectual property, data privacy, securities and other commercial or statutory claims. For example, we are a defendant in a number of securities class actions and other related lawsuits. See the “Legal” section under “Note 11. Commitments and Contingencies” in Part II, Item 8 of this Annual Report on Form 10-K.

In addition, due to the consumer-oriented nature of our business and the application of certain laws and regulations, participants in our industry are regularly named as defendants in litigation alleging violations of federal and state laws and regulations, including consumer protection laws. See the risk factor titled “—If loans originated by our lending partners were found to violate state law, loans facilitated through our marketplace may be unenforceable or otherwise impaired, we or our lending partners, institutional investors or warehouse lenders may face fines and penalties, and our commercial relationships may suffer, each of which would adversely affect our business and results of operations” for more information.

If we were subject to such litigation or enforcement, then any unfavorable results of pending or future legal proceedings may result in contractual damages, fines, penalties, injunctions, the unenforceability, rescission or other impairment of loans originated through our marketplace or other censure that could have an adverse effect on our business, results of operations and financial condition. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.

We may pursue acquisitions or investments in other businesses or technologies, which could disrupt our business and may not achieve anticipated benefits.

We may pursue acquisitions or investments in other businesses or technologies as part of our growth strategy. These transactions may require significant management attention, involve the integration of different business models, technologies, systems, controls or cultures, and divert resources from our existing operations.

We may encounter difficulties integrating acquired businesses, technologies or personnel, or fail to realize anticipated synergies, cost savings or strategic benefits. In addition, acquisitions or investments may expose us to unforeseen liabilities, integration costs, impairment charges, regulatory scrutiny or other risks. If we are unable to successfully manage or integrate these transactions, or if they fail to achieve their intended objectives, our business, financial condition and results of operations could be adversely affected.

Our financial reporting relies on significant estimates, judgments, key operating metrics and effective internal controls, and inaccuracies or control failures could adversely affect our business.

The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures, including with respect to revenue recognition, loan valuation, credit losses, fair value measurements and other areas. Although we believe these estimates and assumptions are reasonable, they are inherently uncertain, may change as new information becomes available, and may differ materially from actual outcomes.

Our ability to produce timely and accurate financial statements and other periodic reports depends on the maintenance of appropriate information systems, processes and controls. In addition, we regularly assess, and report on, the effectiveness of our internal control over financial reporting. If we or our independent auditors identify deficiencies in internal controls that are deemed to be material weaknesses, or if significant deficiencies or material weaknesses are identified in the future, our financial reporting may be delayed or unreliable.

Our operating and financial results also depend on certain operating and financial metrics that we disclose, including key measures of loan performance, revenue and related performance indicators. These metrics are based on underlying data that involve estimates and assumptions, may not be comparable to similarly titled measures used by other companies, and may change over time as our business evolves. In addition, certain processes used to aggregate, validate and report underlying operating and financial data may involve manual workflows, which may be time-consuming, difficult to scale, and more susceptible to human error. If actual results differ materially from the estimates used in preparing our operating and financial results, or if inaccuracies or incomplete data result from such processes, or if changes in the way we or others define and use key metrics make those metrics less useful or reliable, our business, financial condition and results of operations could be adversely affected. In addition, we may from time to time publish certain operating or performance metrics on a more frequent basis in our Regulation FD channels, which are subject to the same inherent limitations, estimates and potential variability as our other disclosed metrics.

Deficiencies in our disclosure controls or internal control over financial reporting could lead to material errors in our financial statements, restatements, regulatory scrutiny, loss of investor confidence and reputational harm. Any of the foregoing could adversely affect our business, financial condition and results of operations.

We maintain cash deposits in excess of federally insured limits, and adverse developments affecting financial institutions could adversely affect our liquidity and financial performance.

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. Adverse developments affecting financial institutions or the broader banking system, including bank failures, liquidity constraints or disruptions in the financial or credit markets, could impair our ability to access such funds in a timely manner, which could adversely affect our liquidity, financial condition and results of operations. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. treasury, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

Our business is subject to the risks of natural disasters and other catastrophic events, many of which are becoming more acute and frequent due to climate change, and to interruption by human-induced problems.

Significant natural disasters or other catastrophic events, such as earthquakes, fires, hurricanes, blizzards or floods (including those associated with climate change), as well as power losses, telecommunications failures, strikes, epidemics or pandemics, cyber incidents, system failures or failures of financial institutions, could adversely affect our business, results of operations and financial condition. The effects of climate change may increase the frequency or severity of certain natural disasters. Our operations, including our headquarters in the San Francisco Bay Area and our office in Columbus, Ohio, are located in regions that may be vulnerable to earthquakes, wildfires, severe weather events or other climate-related conditions. Although we maintain disaster response plans and insurance, such events could disrupt our business, the operations of our lending partners or third-party suppliers, and result in losses and additional costs to maintain or resume operations. Our insurance coverage may be insufficient to compensate us for all losses that may occur. In addition, for loans secured by collateral, catastrophic events may also damage or impair collateral or adversely affect collateral values, which could reduce recovery amounts and increase losses.

Acts of war, armed conflict, terrorism, geopolitical unrest, disruptions in global trade, or travel restrictions could cause business disruptions and lead to interruptions, delays or loss of critical data. If our business continuity or disaster recovery plans prove inadequate, or if our personnel, systems or data centers are affected, we may experience interruptions or delays in our operations. To the extent these events adversely affect borrowers’ ability to repay their loans, our business, financial condition and results of operations could be negatively affected.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY AND PLATFORM DEVELOPMENT

Security breaches, improper access to our or borrowers’ data, or other security incidents may harm our reputation, adversely affect our results of operations and expose us to liability.

We are increasingly dependent on data, information systems, services and infrastructure to operate our business. In the ordinary course of our business, we collect, transmit, store and otherwise process large amounts of sensitive information, including personal information, credit information, and other sensitive data of borrowers and potential borrowers. It is critical that we do so in a manner designed to maintain the confidentiality, integrity, and availability of such information. We also rely on third-party vendors and service providers, including those that support our information technology infrastructure, and certain of these third parties may have access to our systems or sensitive information.

Our information technology systems, as well as those of our third-party vendors and service providers, are vulnerable to inadvertent or intentional security breaches, attacks, outages, disruptions and other incidents. The size, complexity, accessibility and distributed nature of our information technology systems, including systems operated by third parties on our behalf, may increase the likelihood or severity of such incidents. These risks may arise from actions by employees, contractors, vendors, lending partners, institutional investors or other third parties, as well as from malicious threat actors. While we continue to invest in security controls and monitoring, no system can provide absolute security, and our controls and any related actions may fail to prevent, detect, or remediate security incidents promptly or at all. In addition, our use of advanced technologies, including AI, may introduce additional cybersecurity risks or be exploited by threat actors, increasing the complexity of managing our security environment.

Like other financial and technology services firms, we and certain vendors and service providers that support us have been, and continue to be, the targets of actual or attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, distributed denial-of-service attacks, other cyberattacks, security breaches or incidents, or other similar events. Security breaches, attacks, outages, disruptions, or other incidents affecting us or our vendors or service providers could compromise the confidentiality, integrity or availability of our systems, proprietary models, algorithms, or data, cause service interruptions, disrupt our operations, degrade the user experience of our platform, or result in unauthorized access to, disclosure of, or other processing of sensitive information, including borrower data. Such incidents could adversely affect borrowers, lending partners and other third parties that rely on our platform and could harm our reputation, reduce transaction volume or otherwise adversely affect our business.

Security incidents, whether actual or perceived, may trigger notification obligations, regulatory investigations or enforcement actions, litigation, contractual liability, significant remediation costs, or negative publicity. Any of these consequences could cause borrowers, lending partners, or other third parties to lose confidence in our platform and could harm our reputation. We maintain insurance policies intended to cover certain cybersecurity and privacy-related risks; however, this coverage may be insufficient, unavailable on acceptable terms, subject to exclusions or deductibles, or contested by insurers. Any security incident could adversely affect our business, financial condition, and results of operations.

Any significant disruption of, or failure in, our technology systems, including our AI lending platform, could adversely affect our business, financial condition and results of operations.

Our business depends on the continuous operation, availability and security of our AI lending platform and related technology systems. We rely on these systems to process loan applications, service loans, support underwriting and pricing decisions, and manage data and reporting for our lending partners and institutional investors. Our reliance on electronic loan origination, disclosures and signatures, rather than paper-based processes, may increase the risk of errors or system failures.

We are also dependent on a number of third-party infrastructure and services, including cloud computing, data storage and network services, to operate our platform. If these services are interrupted, degraded or terminated, whether due to system failures, cyber incidents, human error or other causes, we could experience disruptions in our operations and delays in loan processing or servicing. For example, we host our AI lending platform using Amazon Web Services (“AWS”), a provider of cloud infrastructure services. In the event that our AWS service agreements are terminated, there is a lapse of service, interruption of internet service provider connectivity, or damage to AWS data centers, we could experience interruptions in access to our platform, as well as delays and additional expense if we must secure alternative cloud infrastructure services, which could reduce confidence in the reliability of our platform and cause lending partners or institutional investors to reduce, suspend or cease funding or other participation on our marketplace.

We also collect, store, and process large volumes of sensitive borrower and applicant information, as well as proprietary information, including data used to develop, train, and operate our AI models and related technologies. Unauthorized access to or use of our systems or data, or other security breaches or incidents could result in service disruptions, loss of data, including proprietary or AI-related data, regulatory investigations and other proceedings, litigation, remediation costs and reputational harm.

Our disaster recovery, business continuity and information security controls may not be effective in all circumstances. As our business grows and our technology systems become more complex, we may need to make significant investments to maintain the capacity, reliability and security of our platform. Any failure to effectively manage these risks could adversely affect our business, financial condition and results of operations.

Our platform and internal systems rely on software that is highly technical, and if our software contains undetected errors, our business could be adversely affected.

Our platform and internal systems rely on software that is highly technical and complex and depend on the ability of such software to store, retrieve, process and manage high volumes of data. The software on which we rely has contained, and may in the future contain, errors, bugs or defects, some of which may not be discovered until after deployment.

Any real or perceived errors, bugs, or defects could result in incorrect or delayed processing of loan applications, inaccurate pricing or disclosures, failures in compliance or fraud-detection controls, disruptions to our platform or services, or other operational issues. Any such failures could harm our reputation, reduce borrower or lending partner confidence, cause lending partners or institutional investors to reduce, suspend or terminate their participation or funding, increase regulatory scrutiny, expose us to fines, penalties or liability, or otherwise adversely affect our business, financial condition and results of operations.

It may be difficult and costly to protect our intellectual property rights, and we may not be able to ensure their protection.

Our ability to operate our platform depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively, which may allow competitors to duplicate our AI models or AI lending marketplace and adversely affect our ability to compete with them. We rely on a combination of copyright, trade secret, patent, trademark laws and other rights, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, processes and other intellectual property. We have limited patent protection, and our current patent applications may not be successful. A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

Our proprietary technology, including our AI models, may actually or may be alleged to infringe upon third-party intellectual property rights, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. If we are unsuccessful, such claims or litigation could result in a requirement that we pay significant damages or licensing fees, be required to cease using certain technology, or make changes to our business to avoid such infringement, which could negatively impact our financial performance. Defending such claims could also be costly, time-consuming and divert management attention.

Moreover, it has become common in recent years for individuals and groups to purchase intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies such as ours. Even where we believe such claims are without merit, defending against them may be expensive and time-consuming. In addition, contractual protections or insurance may be insufficient or unavailable to cover all such costs or liabilities.

Finally, if we are unable to protect, enforce or obtain rights to our proprietary technology, or if third parties successfully challenge those rights, our competitive position and ability to differentiate our platform could be adversely affected, which could in turn harm our business, financial condition and results of operations.

Some aspects of our business processes include open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

We incorporate open source software into processes supporting our business. Some of this open source software is governed by licenses such as the GNU General Public License and the Apache License. The terms of various open source licenses have not been definitively interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that limits our use of the software, inhibits certain aspects of our systems or otherwise adversely affects our business operations. Certain open source licenses may require that modifications or derivative works be made available under the same license terms. Third parties may seek to enforce the terms of applicable open source licenses, including by demanding the release or licensing of modifications or derivative works. If portions of our proprietary software or AI models are determined to be subject to an open source license, or if license terms are interpreted or change in a manner that imposes additional obligations, we could be required to publicly release source code, re-engineer portions of our platform or models, obtain alternative licenses or change our business practices, any of which could adversely affect our business operations and competitive position.

In addition, open source software is generally provided without warranties or assurances regarding its origin, functionality or performance. As a result, open source software may contain vulnerabilities, defects or other issues that could adversely affect our systems. Many of the risks associated with the use of open source software cannot be eliminated and could adversely affect our business, financial condition and results of operations.

The use of generative or agentic AI technologies by our employees or contractors could expose us to unexpected liability.

Our employees and contractors use generative AI technologies in connection with their work, and the use of such technologies presents risks and challenges that could adversely affect our business. Despite policies governing their use, employee or contractor errors, misuse or unauthorized use of generative AI technologies could result in security incidents and could otherwise introduce security, legal, compliance, or operational risks. Even authorized use of generative AI technologies may generate content, including software code, that is inaccurate, misleading or contains security vulnerabilities. In particular, generative AI tools may produce outputs that appear accurate but are factually incorrect or incomplete, which could result in incorrect information being relied upon by employees or contractors. Use of such technology by employees, contractors or others could result in reputational harm, competitive harm or legal liability. In addition, generative AI technologies may introduce cybersecurity risks if vulnerabilities are incorporated into our systems or products. We also use, or may in the future use, agentic AI tools to support servicing or other customer-facing functions, such as customer support, which may increase the risk of errors, inconsistent outputs or failure to adhere to our policies, regulatory obligations or customer expectations.

Many aspects of the legal framework governing intellectual property rights, licensing, and liability related to generative AI remains unsettled, and our use of such generative AI technologies may expose us to claims of copyright infringement, other intellectual property claims, or reputational harm. While we have taken, and continue to take, steps designed to mitigate risks associated with the use of generative AI in our business, including through policies and controls governing the use of generative AI technologies, our use of AI may present ethical, reputational, legal, competitive, and regulatory risks that could adversely affect our business, financial condition, results of operations, and future prospects.

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

Our proprietary AI models rely in part on the use of loan applicant and borrower data and other third-party data, and if we lose the ability to use such data, or if such data contain inaccuracies, our business could be adversely affected.

We rely on our proprietary AI models, which are statistical models built using a variety of data sets. Our AI models rely on data collected from applicants and borrowers, data obtained from credit bureaus and other third parties, and our historical credit performance data. If the data used by our AI models are inaccurate, incomplete, outdated, biased or otherwise unreliable, or if our access to such data is limited or interrupted, our models may not perform as expected. Evolving regulatory obligations, including “open banking” requirements and obligations associated with data-sharing frameworks, may limit our ability to access, use or control such data or increase the cost of obtaining it. If our access to applicant, borrower or third-party data is restricted, becomes more costly or is otherwise unavailable, our ability to accurately evaluate borrowers, detect fraud and verify applicant information could be compromised, which could negatively affect pricing accuracy, automation levels and loan volume.

Data obtained from third-party sources or provided by applicants may be inaccurate, incomplete, outdated or misleading, including due to reporting errors, staleness or applicant misrepresentation. In particular, data from credit bureaus or other consumer reporting agencies may not accurately reflect an applicant’s or borrower’s actual credit history due to reporting errors, staleness, incompleteness or other inaccuracies. In addition, limitations on data access or data quality could impair our ability to train, validate and improve our AI models over time, and could require us to modify our models or data-usage arrangements, or to require us to share proprietary data, which could reduce our competitive advantage. Any of the foregoing could adversely affect our ability to attract borrowers, lending partners and institutional investors and harm our business, financial condition and results of operations.

We rely on strategic relationships with loan aggregators to attract applicants to our marketplace, and if we cannot maintain effective relationships with loan aggregators or successfully replace their services, our business could be adversely affected.

A significant number of consumers that apply for a loan on our platform learn about and access our platform through the websites of loan aggregators, typically with hyperlinks from such loan aggregators’ websites to landing pages on our website. While we are continuing to expand our direct acquisition channels, we expect to remain significantly dependent on relationships with loan aggregators to maintain and grow our business. For example, a significant amount of our loan originations has been derived from traffic from Credit Karma, one of the loan aggregators with whom we partner. Loan aggregators are not required to display offers from our lending partners and may work with our competitors. If traffic from loan aggregators decreases in the future for any reason or if loan aggregators implement policies that adversely impact our business, our loan originations and results of operations could be adversely affected. There is no assurance that loan aggregators will continue to partner with us on commercially reasonable terms or at all, and our competitors may be effective in providing incentives to loan aggregators to favor their products or services.

Loan aggregators also face litigation and regulatory scrutiny for their part in the consumer lending ecosystem, and as a result, their business models may require fundamental change or may not be sustainable in the future. For example, loan aggregators may be required to obtain and maintain licenses or comply with additional regulatory requirements in certain jurisdictions, which could subject them to increased supervision and more stringent business obligations. While we require loan aggregators to make certain disclosures in connection with our lending partners’ offers and restrict how loan aggregators may display such loan offers, loan aggregators may fail to comply with these requirements, which could result in liability to us. Further, we do not have control over any content on loan aggregator websites unrelated to our product, and it is possible that our brand and reputation may be adversely affected by being associated with such content. Borrowers or regulators could also assert claims based on the content presented on a loan aggregator’s website, which could result in litigation, regulatory scrutiny or reputational harm.

We rely on third-party vendors, and if such vendors do not perform adequately or terminate their relationships with us, or if regulatory scrutiny of vendor relationships increases, our business could be adversely affected.

Our success depends in part on our relationships with third-party vendors that provide services critical to the operation of our platform. In some cases, our third-party vendors are one of a limited number of sources of such services. For example, we rely on national consumer reporting agencies for a significant portion of the data used in our AI models, as well as third-party verification technologies and services that are critical to maintaining a high level of automation on our platform. We also rely on third-party payment processors or banks to access payment networks and process loan payments.

Many of our vendor agreements are terminable by either party without penalty and with little notice. If any third-party vendor terminates its relationship with us or refuses to renew its agreement on commercially reasonable terms, we would need to identify an alternative provider and may not be able to secure similar terms or replace such services in an acceptable time frame. We also rely on other software and services supplied by vendors, and our business may be adversely affected if such services do not meet our expectations or experience disruptions or outages.

If our third-party vendors fail to comply with applicable laws, regulations or contractual obligations, including with respect to privacy, data protection or security, we could experience service disruptions, regulatory enforcement actions, consumer demands or litigation, and suffer economic or reputational harm. Regulators have increasingly emphasized that supervised financial institutions may be held responsible for the actions of their third-party service providers. As a service provider to regulated financial institutions, we are subject to increased regulatory expectations regarding vendor oversight, due diligence and ongoing monitoring. If we or our vendors fail to meet these expectations, we or our lending partners could be subject to supervisory actions, enforcement proceedings or remedial requirements, which could adversely affect our business, financial condition and results of operations.

We are subject to counterparty risk with respect to the capped call transactions.

The counterparties to the capped call transactions entered into in connection with certain of our convertible notes (the “Notes”) are financial institutions, and we are subject to the risk that one or more of the counterparties may default or otherwise fail to perform their obligations under the capped call transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Adverse global economic conditions could affect the financial condition of these counterparties. If a counterparty to a capped call transaction becomes subject to bankruptcy or other insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under the relevant capped call transaction. Our exposure will depend on many factors but, generally, our exposure will increase to the extent there is an increase in our common stock market price and in the volatility of the market price of our common stock. In addition, if a counterparty fails to perform or its obligations under a capped call transaction are terminated, we may suffer adverse consequences and may experience greater dilution of our common stock than we otherwise would have expected. We can provide no assurance as to the financial stability or viability of any of the counterparties.

RISKS RELATED TO REGULATION AND LITIGATION

Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and other adverse consequences.

In the ordinary course of business, we have been named as a defendant in various legal actions, including securities class action lawsuits and other litigation. These matters may arise from claims relating to consumer protection, lending, servicing, collections, credit reporting, marketing or other aspects of our business. Legal and regulatory actions are inherently unpredictable and, regardless of the merits of the claims, are often expensive, time-consuming, disruptive to our operations and resources, and distracting to management.

Certain matters may involve claims for substantial or indeterminate damages, including statutory damages, penalties assessed on a per-violation basis, or class-wide relief, which could exceed amounts we earned from the underlying activities and may not be fully covered by insurance. Our involvement in any such matters could also cause significant harm to our or our lending partners’ reputations, even if the matters are ultimately resolved in our favor. If resolved against us, such actions could result in significant monetary damages, injunctive or equitable relief, remediation requirements or other adverse consequences that may affect our financial condition and how we operate our business.

In addition, participants in the consumer financial services industry, including financial technology companies, have been subject to state attorney general actions and regulatory enforcement proceedings alleging violations of consumer protection, lending, licensing, fair lending or other laws. Any such actions involving us could require significant operational changes, remediation payments or restrictions on our business. In addition, if our arbitration provisions were found to be unenforceable or otherwise limited, our exposure to class action litigation and related costs could increase. From time to time, we may also identify compliance issues that require operational changes or remediation to impacted borrowers, which could result in additional costs, litigation or regulatory scrutiny. The outcome of pending and future legal or regulatory matters could be material to our results of operations, financial condition and cash flows and could materially adversely affect our business.

Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations.

We are subject to numerous federal, state and local laws and regulations aimed at consumer protection in the financial services industry. These laws and regulations are complex, evolving and subject to varying interpretations, including with respect to the application of AI and machine learning technologies and the bank partnership model. The application of these laws and regulations may change over time as new products are introduced, regulatory priorities evolve, or judicial or administrative interpretations develop.

New laws, regulations and regulatory interpretations continue to be adopted and may subject us to increased scrutiny, compliance obligations or operational constraints. As we expand into new markets, introduce new financial products and services and continue to evolve our AI models, additional regulatory requirements may apply. In some cases, we may be required to obtain or maintain licenses or approvals, and regulators could deny applications, delay approvals, impose conditions, levy fines or penalties, or otherwise restrict our ability to operate our marketplace.

We may also be subject to heightened regulatory supervision or enforcement at the federal or state level, including by the CFPB, state attorneys general or other regulatory agencies. Federal and state regulators have increased scrutiny of fees and practices that may be viewed as unfair, deceptive or abusive, and fees charged in connection with loans facilitated through our marketplace could be subject to challenge or refund.

State regulators have also increased scrutiny of financial technology companies and bank partnership arrangements, including through licensing requirements, enforcement actions or the adoption of laws regulating such relationships. Our business and the activities we facilitate for our lending partners are subject to extensive federal and state laws governing consumer lending, loan servicing and collections, credit reporting, fair lending, privacy and data protection, debt collection, electronic payments, marketing and communications, and related financial services activities.

Furthermore, the regulatory framework governing the development and use of AI and machine learning technology is evolving and remains uncertain. Federal and state regulators have increased scrutiny of AI-driven decision-making, including in consumer lending, and have proposed or adopted laws, regulations and guidance addressing AI governance, transparency and discrimination risks. Regulators may require us to demonstrate robust governance, testing, validation, monitoring, documentation and explainability for our AI models and related decisioning processes. In some cases, regulators may seek explanations for specific model outputs or outcomes, which may be difficult, costly or impractical given the complexity of our models. If we are unable to satisfy evolving expectations relating to AI governance or explainability, we may be required to modify, destroy, limit or discontinue certain models, features, data or products, increase manual review or incur additional compliance costs. Certain state laws regulating “high-risk” AI systems may impose additional compliance, governance, disclosure and risk management obligations.

Our use of AI and automated decision-making may also expose us to increased risk of regulatory enforcement actions and other proceedings, supervisory findings or private litigation, including claims alleging discriminatory or disparate impact, unfair or deceptive practices or improper reliance on automated decision making. Such actions or claims, regardless of merit, could result in significant legal costs, remediation requirements, civil penalties, other liabilities, reputational harm or restrictions on our business.

While compliance is a business priority, it is costly, time-consuming and may limit our operational flexibility. Changes in law, regulation or regulatory interpretation could restrict interest rates, fees or loan structures, require additional licensing or compliance obligations, or otherwise limit the availability of loans facilitated through our marketplace. If we are found to be non-compliant with applicable laws or regulations, we could be subject to fines, penalties, enforcement actions, loss of licenses or authorizations, litigation or other remedies, and loans facilitated through our marketplace could be rendered void, unenforceable, capped at state specific rates or subject to rescission, any of which could harm our business, financial condition and results of operations. For additional discussion of risks related to regulation of our bank partnership model and true lender considerations, see the risk factor titled “—If loans originated by our lending partners were found to violate state law, loans facilitated through our marketplace may be unenforceable or otherwise impaired, we or our lending partners, institutional investors or warehouse lenders may face fines and penalties, and our commercial relationships may suffer, each of which would adversely affect our business and results of operations” for more information.

We have been in the past and may in the future be subject to federal and state regulatory inquiries, investigations or enforcement actions, which could adversely affect our business.

We have received, and may continue to receive, inquiries, examinations or investigations from federal, state or local regulatory authorities regarding our business, including our marketplace activities, marketing practices, underwriting and pricing, fair lending compliance, licensing and registration requirements. Responding to such matters can be time-consuming and costly, may divert management attention and resources, and could result in supervisory findings, enforcement actions, fines, penalties, remedial requirements and/or restrictions on our operations.

Regulatory inquiries or investigations, whether or not they result in formal enforcement action or are ultimately resolved in our favor, may be made public and could harm our reputation, increase scrutiny from other regulators or market participants, and negatively affect borrower, lending partner or investor confidence. The initiation or perception of regulatory investigations could also adversely affect the market price of our common stock. Any adverse outcomes arising from regulatory matters could materially affect our business, financial condition, results of operations and cash flows.

The CFPB and other consumer protection regulators have broad authority over our business, and increased supervision or enforcement could adversely affect our business.

The Consumer Financial Protection Bureau (“CFPB”) has broad authority to regulate and enforce compliance with federal consumer financial protection laws, including the prohibition on unfair, deceptive or abusive acts or practices (“UDAAP”), and laws governing lending, servicing, collections, credit reporting and related activities. The CFPB also has supervisory authority over certain banks, thrifts and credit unions and certain participants in the consumer financial services market and larger participants in other areas of financial services, including some of our lending partners and our home lending business, and has authority to supervise or investigate other non-bank entities it determines may pose risks to consumers.

Consumer complaints, supervisory findings or enforcement actions, whether involving us, our lending partners, or other market participants, could increase regulatory scrutiny of our business. If the CFPB were to subject us or our subsidiaries to supervision or initiate enforcement proceedings, it could require operational changes, remediation to borrowers, civil monetary penalties, restrictions on our activities or other remedial actions.

We cannot predict how the CFPB or other regulators will exercise their authority in the future or how changes in regulatory priorities or interpretations may affect our business. The CFPB and other regulators have increased scrutiny of the use of alternative data, machine learning and AI-based decision-making in consumer lending, including with respect to fair lending compliance. If regulators determine that aspects of our AI models, disclosures, servicing or collections practices do not comply with applicable laws, we could be required to modify or discontinue products or practices, incur additional compliance costs or face enforcement actions.

Although we have committed resources to enhancing our compliance programs, regulatory actions involving us, our lending partners, or other market participants could result in reputational harm, loss of lending partners, borrowers or institutional investors, or reduced demand for loans facilitated through our marketplace. Any of the foregoing could adversely affect our business, financial condition and results of operations.

If loans originated by our lending partners were found to violate state law, loans facilitated through our marketplace may be unenforceable or otherwise impaired, we or our lending partners, institutional investors or warehouse lenders may face fines and penalties, and our commercial relationships may suffer, each of which would adversely affect our business and results of operations.

When establishing the interest rates and fee structures charged to borrowers on loans originated through our marketplace, our lending partners rely on federal law preemption of state law to export the interest rate requirements of their home states. We, our securitization vehicles, our institutional investors, and warehouse credit facilities similarly rely on the ability to enforce the agreed-upon loan terms following the sale or assignment of such loans. States have enacted, and may continue to enact, laws or take regulatory or enforcement actions that seek to limit interest rate exportation, challenge federal preemption, impose additional licensing requirements or otherwise restrict bank-partnership lending models.

Usury, fee and disclosure-related claims involving Upstart-powered loans may be raised through litigation, government enforcement or other challenges. Certain courts, regulators and private plaintiffs have challenged, and may continue to challenge, the enforceability of bank-originated loans following their sale or assignment to non-bank entities.

In addition, states have enacted, and may continue to enact, “true lender” or similar laws or apply regulatory or judicial tests to determine whether a non-bank platform is deemed to be the lender for purposes of state consumer lending laws. If a borrower or state authority were to successfully assert that we, rather than our lending partners, are the true lender of loans facilitated through our marketplace, such loans could be unenforceable, subject to limits on the interest that can be collected, rescission or otherwise impaired, and we or other program participants could face monetary, injunctive or other penalties.

Loans originated through Upstart’s marketplace are originated in reliance on our lending partners being the “true lenders” for such loans. Their status as the originating lender determines various loan program details, including the interest rates and fees permissible at origination, since the loan terms and lending practices are set by duly chartered banks or credit unions. Because the loans facilitated by our marketplace are originated by our lending partners, many state consumer financial regulatory requirements, including state usury restrictions, licensing requirements and certain requirements under state consumer credit laws, are inapplicable to the loans, based on principles of federal preemption.

While we have taken steps to structure our programs in compliance with applicable laws and guidance, there can be no assurance that future regulatory, legislative or judicial developments will not adversely affect the enforceability or transferability of Upstart-powered loans, or the willingness of lending partners or investors to participate in our marketplace.

The collection, use, storage, sharing and other processing of personal information subjects us to privacy and data protection laws and regulations, and failures to comply could adversely affect our business.

We receive, transmit, store and otherwise process large volumes of personal information and other sensitive data from applicants and borrowers. In some cases, this information may include sensitive or biometric data as defined by applicable state law. We share personal information with lending partners and, in more limited circumstances, with institutional investors, subject to contractual, legal and regulatory requirements.

We and our lending partners are subject to a growing body of federal and state privacy and data protection laws and regulations governing the collection, use, disclosure, storage, safeguarding and other processing of personal information. These laws and regulations are evolving and subject to differing interpretations, and impose obligations relating to disclosure, consent, data security, data use, data retention, automated decision making and other aspects of data processing. For example, we are subject to privacy and data protection requirements under laws such as the Gramm-Leach-Bliley Act, which are enforced by regulators including the CFPB and the FTC, and violations may be treated as unfair or deceptive acts or practices.

Regulators have increased scrutiny of data security practices, third-party data sharing and user interface or design practices that may be viewed as unfair, deceptive or manipulative. In addition, state privacy laws, including those adopted in California and other jurisdictions, as well as biometric privacy laws such as the Illinois Biometric Information Privacy Act, impose additional compliance obligations and have been the basis for increased regulatory enforcement and private litigation.

Our efforts to comply with current and future privacy and data protection laws and regulations could result in increased compliance, technical or operating costs and may require us to modify our data infrastructure, data processing practices or business operations. Any actual or perceived violations of these laws and regulations could result in regulatory investigations, enforcement actions and other proceedings, litigation, contractual liability with lending partners, investors, or vendors, remediation costs, reputational harm or restrictions on our ability to operate our business, which could adversely affect our business, financial condition and results of operations.

If we are deemed to be an investment company, investment adviser or broker-dealer, or if our securities-related activities fail to comply with applicable laws, our business could be materially adversely affected.

We believe that neither we nor our subsidiaries are required to register as an investment company under the Investment Company Act of 1940, as amended, because we are primarily engaged in operating an AI-based lending marketplace and providing technology and related services to lending partners. However, the SEC or its staff could disagree with our analysis, including with respect to whether loans or interests in loans held on our balance sheet constitute “investment securities.”

If we were deemed to be an investment company, we could be required to institute burdensome compliance requirements and be subject to restrictions on our activities, transactions with affiliates, borrowings and capital structure, as well as additional reporting and governance obligations, any of which could materially adversely affect our business.

We also believe that neither we nor our subsidiaries are required to register as an investment adviser under the Investment Advisers Act of 1940, as amended, or as a broker-dealer under the Securities Exchange Act of 1934, as amended, based on the nature of our activities and applicable guidance. However, regulatory interpretations or guidance could change, or regulators could disagree with our positions. If we or any of our subsidiaries were required to register or notice-file as an investment adviser or broker-dealer, or otherwise become subject to such regulatory regimes, we could be required to make significant changes to our business operations, compensation structures, marketing practices or financing activities.

Certain transactions involving institutional investors or loan financing arrangements may rely on exemptions from registration under the Securities Act of 1933, as amended, including Regulation D or Section 4(a)(2). If such transactions were found not to qualify for an exemption or otherwise violate securities laws, we could be subject to rescission claims, enforcement actions, civil penalties or restrictions on future financing activities, including potential “bad actor” disqualification. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

Anti-money laundering, sanctions and anti-corruption laws could adversely affect our business.

We are subject to anti-money laundering, counter-terrorism financing, economic sanctions and anti-corruption laws and regulations, including the Bank Secrecy Act, the USA PATRIOT Act, sanctions administered by the Office of Foreign Assets Control and the Foreign Corrupt Practices Act, either directly or through our lending partners who are subject to such laws. These laws impose obligations related to borrower due diligence, transaction monitoring, recordkeeping, reporting and restrictions on dealings with sanctioned persons or jurisdictions.

Despite our compliance efforts, we cannot provide assurance that our policies, procedures and controls will be effective to prevent violations of these laws by us, our employees, agents, vendors, lending partners or other third parties. Violations or perceived violations of these laws could result in significant fines, penalties, remediation costs, contractual liability, restrictions on our activities and reputational harm, any of which could adversely affect our business, financial condition and results of operations.

RISKS RELATED TO INDEBTEDNESS

We rely on borrowings under our warehouse credit facilities and risk retention financing facilities to fund certain aspects of our operations, and any inability to meet our obligations as they come due or to comply with various covenants or representations contained in our warehouse credit facilities could harm our business.

We rely on borrowings under warehouse credit facilities and risk retention financing facilities to fund certain aspects of our operations, including financing loans and retained interests. These facilities are collateral-based and are secured by loans or securitization-related assets held by special purpose entities. Our ability to access and maintain these facilities depends on the performance and value of the underlying collateral, compliance with applicable covenants and representations, and the continued willingness of lenders to provide financing.

Our warehouse credit facilities and risk retention financing facilities contain operating and financial covenants and other requirements, and under certain circumstances lenders may reduce availability, require repayment of outstanding borrowings, impose additional conditions or terminate their commitments. If we fail to comply with these requirements or experience an event of default, we could be required to repay borrowings, post additional collateral, liquidate assets at unfavorable prices or seek alternative financing, which may be more costly or unavailable.

Any reduction, suspension or termination of these financing arrangements could limit our ability to purchase or hold loans, reduce loan origination volumes, increase our funding costs or require greater reliance on our balance sheet. If we are unable to obtain replacement financing on acceptable terms, or at all, our business, financial condition and results of operations could be adversely affected.

Corporate and asset-backed debt ratings could adversely affect our ability to support loan funding for our marketplace at attractive rates, which could negatively affect our results of operations, financial condition and liquidity.

Our unsecured senior corporate debt may be unrated or rated by a limited number of credit rating agencies. Asset-backed securities sponsored or co-sponsored by us may be rated by a limited number of credit rating agencies. Ratings assigned to us or to asset-backed securities backed by Upstart-powered loans reflect rating agencies’ opinions regarding the credit performance of the underlying receivables, the ability of cash flows to service interest and repay principal, and the performance of us and other service providers under the applicable transaction documents.

Our asset-backed securities have been subject to downgrades in the past, and any future downgrade, withdrawal or non-publication of ratings could reduce investor demand, increase funding costs or otherwise limit our ability to provide liquidity or financing to our lending partners and institutional investors. The absence of a corporate debt rating, limited ratings coverage, or adverse rating actions with respect to our asset-backed securities could adversely affect our liquidity, financial condition and results of operations.

We may need to raise additional funds in the future, including through equity, equity-linked, or debt financings, to support business growth, and those funds may not be available on acceptable terms, or at all.

We may continue to make investments to support our business growth and may require additional funds to respond to business challenges, including developing new loan products, enhancing our AI models, supplementing loan funding, improving our operating infrastructure, acquiring complementary businesses or technologies, or making strategic investments. As a result, we may need to raise additional capital through equity, equity-linked or debt financings.

If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Debt financing, if available, may involve protective provisions or covenants that restrict our operations or financial flexibility, and any financing we obtain may contain terms that are not favorable to us or our stockholders. If we are unable to obtain adequate financing on satisfactory terms when required, we may be unable to pursue certain business opportunities, respond effectively to business challenges or continue to support our business growth, which could adversely affect our business, financial condition and results of operations.

We have issued the Notes and may issue additional equity-linked or debt securities in the future. Holders of the Notes may have the right to require us to repurchase their Notes upon the occurrence of certain events, and upon conversion we may be required to make cash payments unless we elect to settle conversions solely in shares of our common stock. We are also required to repay the Notes in cash at maturity unless earlier converted, redeemed or repurchased. We may not have sufficient cash or be able to obtain financing at the times required to meet these obligations, and our ability to do so may be limited by law, regulatory authority or agreements governing our indebtedness. Any failure to meet these obligations could result in defaults or cross-defaults that adversely affect our liquidity, financial condition and results of operations.

Provisions in the Indentures governing the Notes may deter or prevent a business combination that may be favorable to you.

If a fundamental change (as defined in the applicable Indenture governing the Notes) occurs prior to the maturity date for a series of Notes, holders of the applicable series of Notes will have the right, at their option, to require us to repurchase all or a portion of such Notes. In addition, if a make-whole fundamental change (as defined in the applicable Indenture governing the Notes) occurs prior to the maturity date of the applicable series of Notes, we may be required to increase the conversion rate for holders that elect to convert their Notes in connection with such make-whole fundamental change, in the manner specified in the applicable Indenture.

Furthermore, the Indentures restrict our ability to engage in certain mergers, consolidations or similar transactions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the Indentures could discourage, delay or prevent a third party from acquiring us or otherwise engaging in a transaction that may be favorable to our stockholders.

RISKS RELATED TO TAXES

Our ability to use our deferred tax assets to offset future taxable income may be subject to certain limitations, which may have a material impact on our result of operations.

As of December 31, 2025, we have recorded a valuation allowance to recognize only deferred tax assets that are more likely than not to be realized in the United States federal, state and local tax jurisdictions. We assess available positive and negative evidence to determine whether sufficient future taxable income will be generated to utilize our deferred tax assets. Certain deferred tax assets may expire unused or underutilized, which could prevent us from offsetting future taxable income.

We may also be limited in the portion of net operating losses (“NOLs”) that we can use to offset taxable income for U.S. federal and state income tax purposes. The Tax Cuts and Jobs Act made significant changes to the utilization of NOLs. In addition, under Section 382 of the Internal Revenue Code, an ownership change may limit our ability to utilize NOLs. Future changes in our stock ownership, including equity issuances, share repurchases or other transactions, could result in an ownership change for this purpose. Limitations may also apply under state and local law.

We continue to assess the realizability of our deferred tax assets, and future adjustments to our valuation allowance may be required, which could materially affect our results of operations.

Changes in tax laws could have a material adverse effect on our business, financial condition and results of operations.

We are subject to federal, state and local taxes in the jurisdictions in which we operate, and applicable tax laws and rates vary and are subject to interpretation and change. We may be subject to examination by tax authorities on income, employment, and other tax matters. Although we regularly assess the adequacy of our tax provisions, there can be no assurance that such provisions will be sufficient or will not be subject to challenge or that an adverse determination would not have a material effect on our business, financial condition and results of operations.

Further, the ultimate amount of tax payable in a given financial statement period may be impacted by changes in tax laws, interpretations, accounting rules or the geographic mix of our earnings, which could cause our tax obligations to differ materially from amounts recorded in our financial statements. As a result, our tax provision involves significant judgment and uncertainty, and fluctuations in our ultimate tax liabilities could materially affect our results of operations.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, gross receipts, value added or similar taxes and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our business, financial condition and results of operations.

The application of indirect taxes, such as sales and use tax, value-added tax, digital services tax, gross receipts tax, and other similar taxes to platform and financial technology businesses is complex and evolving. Many of the statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. Proposed or newly enacted laws or interpretations regarding indirect taxes could increase our compliance obligation. Any failure by us to prepare for or comply with applicable reporting and record-keeping requirements could result in penalties and other sanctions and could adversely affect our financial condition and results of operations.

We have faced, and may face in the future, indirect tax audits in various U.S. jurisdictions. Tax authorities may challenge our calculation, reporting or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. Although we have recorded reserves for potential payments of past tax liabilities in our financial statements, a successful assertion by one or more tax authorities could result in substantial tax liabilities in excess of such reserves as well as penalties and interest, and could harm our business, financial condition and results of operations. As a result, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements, and any such difference may adversely impact our results of operations in future years in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The trading price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may be volatile and could fluctuate significantly in response to various factors, many of which are beyond our control. These fluctuations could cause you to lose all or part of your investment. Factors that could affect the trading price of our common stock include general market and economic conditions, volatility in the trading prices of financial technology and technology companies, changes in interest or inflation rates, a reduction in the availability of loan funding and liquidity from lending partners and institutional investors, quarterly fluctuations in demand for the loans we facilitate through our marketplace, changes in our operating performance or results of operations, sales or issuances of shares of our common stock, whether in connection with an acquisition or upon conversion of some or all of the outstanding Notes, analyst coverage or reports, announcements by us or our competitors, litigation or regulatory actions, data security incidents, changes in laws or accounting standards, developments relating to our intellectual property, market perception of our AI models, changes in the competitive landscape, and other events or factors beyond our control.

The stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies. As a result, the market price of our common stock may be affected by factors unrelated to our operating performance. In addition, securities class action litigation such as the litigation we are subject to has often been instituted following periods of market volatility, which could result in substantial costs and divert management’s attention and resources, potentially harming our business.

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

The capped call transactions entered into in connection with the issuance of certain of the Notes may affect the market price of our common stock.

In connection with the issuance of certain of the Notes, we entered into privately negotiated capped call transactions with certain financial institutions as counterparties. These capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the applicable Notes and/or offset any cash payments we may be required to make in excess of the principal amount of such converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

From time to time, the counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the applicable series of Notes. This activity could also cause or prevent an increase or a decrease in the market price of our common stock.

Certain insiders have significant voting power, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, officers, and stockholders who own greater than 5% of our outstanding capital stock and their affiliates, in the aggregate, beneficially own a significant portion of the outstanding shares of our capital stock. As a result, these stockholders, if acting together, are able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale, and might ultimately affect the trading price of our common stock.

The large number of shares of our capital stock eligible or registered for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock, or the perception that such sales could occur. Subject to applicable vesting conditions and compliance with our insider trading policies, shares issued upon the settlement of equity awards or other equity issuances may be available for resale in the open market. In addition, shares may be sold into the market in connection with “sell-to-cover” transactions to satisfy tax withholding obligations upon the vesting of equity awards, which could increase selling pressure on our common stock.

We may from time to time register shares for resale or issue shares in connection with financings or other transactions. We have an effective shelf registration statement on Form S-3ASR that permits us to offer and sell shares of our common stock, including through an “at-the-market” offering program. Sales of our shares could make it more difficult for us to sell equity securities in the future at times and prices that we deem appropriate, could cause the trading price of our common stock to decline, and could make it more difficult for stockholders to sell their shares.

You may be diluted by the future issuance of additional common stock in connection with our equity incentive plans, acquisitions or otherwise.

We may issue additional shares of our common stock in the future in connection with financings, acquisitions, investments, our equity incentive plans or otherwise. We expect to continue granting equity awards to employees, directors and consultants under our equity incentive plans, and we may also raise capital through equity financings in the future. Any common stock that we issue pursuant to equity incentive plans, financings or acquisitions could dilute the percentage ownership held by existing stockholders and could result in a decline in the per-share value of our common stock.

Transactions relating to the Notes may dilute the ownership interest of stockholders, or may otherwise depress the price of our common stock.

If the Notes are converted by holders, we are required under the applicable Indentures to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of common stock, at our election. If we elect to deliver shares of common stock upon conversion of the Notes, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, certain holders of the Notes may engage in short selling to hedge their position in the Notes. Anticipated future issuances of shares of our common stock upon conversion of the Notes could depress the price of our common stock.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder unless certain conditions are met, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•our Board of Directors is classified into three classes with staggered three-year terms and directors may only be removed for cause;
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

Our amended and restated bylaws designate a state or federal court located within the State of Delaware (or any federal district court for Securities Act claims) as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

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

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United are the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Although we believe these provisions are enforceable, there is uncertainty as to whether a court would enforce such forum-selection provisions, and if a court were to find them unenforceable, we could incur additional costs associated with resolving disputes in other jurisdictions.

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

The trading market for our common stock will depend in part on the research and reports that equity or industry analysts publish about us or our business. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which could cause the price and trading volume of our common stock to decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, as well as to fund our share repurchase program, and we do not expect to declare or pay any dividends in the foreseeable future. In addition, the terms of our corporate debt agreements may preclude us from paying dividends. As a result, capital appreciation of our common stock, if any, will be the only way for stockholders to realize any future gains on their investment for the foreseeable future.

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

We conduct annual and event-driven risk assessments to identify cybersecurity threats or material business changes that may affect systems exposed to such threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we implement, test, and continuously improve reasonable safeguards to mitigate identified risks; address control gaps; and measure safeguard effectiveness through ongoing monitoring, metrics, and validation. We devote resources and designate high-level personnel, including our Chief Information Security Officer who reports to our Chief Risk Officer, to manage the risk assessment and mitigation process. Our Chief Information Security Officer works closely with a team of cybersecurity professionals with extensive experience and expertise in cybersecurity control development, threat assessments, detection & incident response and mitigation.

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

We have a set of company-wide policies and procedures concerning cybersecurity matters that include security risk assessment, identity and access management, third-party and vendor risk, vulnerability management, and data protection. There are other policies related to cybersecurity involving employees' use of company equipment and resources, generative AI, remote work and workplace security and safety. These policies are reviewed periodically and approved by appropriate members of management.

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

For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please see Item 1.A. “Risk Factors” of this Annual Report on Form 10-K, including the risk factors titled “—Security breaches, improper access to our borrowers’ data, or other security incidents may harm our reputation, adversely affect our results of operations and expose us to liability”.

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

Our Chief Information Security Officer has more than 15 years of experience in network and software engineering, including domain expertise in security, and is primarily responsible for identifying, assessing, and managing our material risks from cybersecurity threats. Our Chief Information Security Officer began her career as a network engineer and has held security engineering roles at large technology organizations.

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
ITEM 2. PROPERTIES

Our corporate headquarters is currently located in San Mateo, California. In addition to our headquarters, we lease facilities in other parts of the United States, including Columbus, Ohio, Austin, Texas, and New York, NY.

We lease all of our facilities and do not own any real property. We believe our facilities are adequate and suitable for our current needs and that, should we need additional space in the future, suitable additional or alternative space will be available to accommodate our operations.
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

Holders of Record

As of February 3, 2026, we had 159 holders of record of our common stock. Because many of our shares of common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these holders of record.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s common stock during the three months ended December 31, 2025.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Nasdaq Global Select Index and the S&P Information Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 16, 2020, the date our common stock began trading on the Nasdaq Global Select Market, and its relative performance is tracked through December 31, 2025. The returns shown are based on historical results and are not intended to suggest future performance.

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
Overview

Upstart is the leading artificial intelligence (“AI”) lending marketplace. We aim to radically reduce the cost and complexity of borrowing for all Americans by using our proprietary AI models to remake the entire lending process. Today, Upstart’s marketplace supports personal loans, including small dollar “relief” loans, auto loans, including retail, refinance, and auto secured personal loans, and home loans in the form of home equity lines of credit (“HELOCs”). Long-term, our vision is to become the always-on, everything-store for credit, where we can automatically approve borrowers at the right prices – instantly and effortlessly.

Our platform applies AI to more accurately quantify the true risk of a loan, a capability we refer to as “risk separation.” This differentiated approach to underwriting has generally led to higher approvals and lower interest rates relative to traditional lending practices, with more predictable returns to our capital partners including banks and credit unions (collectively our “lending partners”) and institutional investors. With this as the foundation, we’ve added layers of automation, macroeconomic calibration, and personalization that can support increasing scale and greater business resilience over time.

Beyond core underwriting, we apply our proprietary AI models to other areas of our business, such as income and identity verification, fraud detection, and identifying loan stacking behavior among others. The result is an exceptional digital-first experience with significant levels of automation. For example, during the year ended December 31, 2025, 91% of loans on our platform were fully automated, with no human intervention by Upstart. Consumer acquisition is another area where we apply our AI, making these activities increasingly efficient. Consumers primarily access Upstart-powered loans through Upstart.com and, for automotive retail in particular, through auto dealerships that use Upstart’s Auto Finance software.

Our dynamic marketplace allows us to serve borrowers across the credit spectrum. Loans issued through our marketplace are purchased by our network of institutional investors, retained or purchased by our lending partners, or in certain instances, held on our balance sheet. Out of the total principal of loans transacted on our marketplace during the year ended December 31, 2025, 64% were purchased by institutional investors, 26% were retained or purchased by our lending partners, and 10% were held on our balance sheet. Investors may also invest in securities collateralized by Upstart-powered loans through our pass-through and securitization programs.

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

We retain certain loans on our balance sheet for research and development purposes (“R&D Loans”), including to test and evaluate our AI models for newer products, to fill gaps in investor demand, and to aid in price discovery. As of December 31, 2025, 66% of loans held on our balance sheet were for R&D purposes, primarily related to our auto refinance and auto retail loan products, small dollar loans and HELOCs.

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

An equal investment in all vintages of Upstart-powered core personal loans originated in the fourth quarter of 2023 through the third quarter of 2025 is currently expected to deliver annual returns in line with a blended target of approximately 11.3% after servicing fees. At a more granular level, all quarterly vintages of core personal loans originated in the fourth quarter of 2023 and the first quarter of 2024 are currently forecasted to underperform relative to their target returns. Even though our underwriting models have over time utilized more variables and data points about borrowers, which has improved model performance, they were not designed to predict the severe impact changing macroeconomic conditions, credit market volatility and interest rate fluctuations that occurred following the COVID-19 pandemic, all of which were (and still are) beyond our control. The forecasted underperformance for these vintages reflects the impact of a combination of factors that occurred during that period, including the elimination of government stimulus measures and the worsening of the macroeconomic environment, via rising inflation and the resulting sharply higher interest rates.

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

To respond to macroeconomic changes and provide relevant and up-to-date information to our lending partners, we introduced a new metric, the Upstart Macro Index (“UMI”), in 2023. As of December 31, 2025, UMI

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
remained elevated, measured at approximately 1.39, meaning that current macroeconomic conditions contributed an incremental risk of approximately 39% to the repayment performance of an Upstart-powered unsecured personal loan, compared to the baseline measurement of 1.0.
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction. The following presents our key operating and financial metrics:

	Year Ended December 31,
	2023	2024	2025
Transaction Volume, Dollars	$4,645,669	$5,930,029	$11,003,995
Transaction Volume, Number of Loans(1)	437,659	697,092	1,497,149
Conversion Rate(2)	9.8%	15.1%	19.4%
Percentage of Loans Fully Automated(3)	87%	91%	91%

Contribution Profit(4)	$353,294	$381,533	$531,094
Contribution Margin(4)	63%	60%	56%
Adjusted EBITDA(4)	$(17,217)	$10,594	$230,486
Adjusted EBITDA Margin(4)	(3)%	2%	22%
_______

(1)Transaction Volume, Number of Loans, is shown in ones for the years presented.
(2)Beginning in the fourth quarter of 2025, we revised the definition and underlying calculation methodology of Conversion Rate. Prior period figures have been recast to conform to the new definition and methodology. See discussion of “Conversion Rate” below for further information.
(3)Beginning in the fourth quarter of 2025, we revised the definition and underlying calculation methodology of Percentage of Loans Fully Automated. Prior periods have not been adjusted, as the impact was immaterial. See discussion of “Percentage of Loans Fully Automated” below for further information.
(4)Represents a non-GAAP financial measure. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for further information.
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

Transaction Volume, Dollars increased 86% in the year ended December 31, 2025 compared to the prior year and Transaction Volume, Number of Loans increased 115% in the year ended December 31, 2025 compared to the prior year. These increases were primarily due to model improvements and product initiatives, which resulted in an increase in the number of qualified borrowers and more attractive loan offers. The increase in Transaction Volume, Number of Loans was higher than the increase in Transaction Volume, Dollars due to the decrease in

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
average loan size, primarily as underwriting model improvements drove higher approval rates in smaller dollar categories of loans.
Conversion Rate

We define Conversion Rate as the Transaction Volume, Number of Loans in a period divided by the total number of rate inquiries received that we estimate to be legitimate, which we record when a borrower actively requests a loan offer on our platform. We track this metric to understand the impact of improvements to the efficiency of our borrower funnel on our overall growth. Beginning in the fourth quarter of 2025, we made two adjustments to revise the definition and underlying calculation methodology of Conversion Rate to better align with how management evaluates the efficiency of our borrower funnel and to better support our multi-product business. First, under the new methodology, an application that does not qualify for an offer for one product but is automatically priced for a different product would count as one rate inquiry during that period rather than two rate inquiries under the old methodology. Second, multiple unfunded applications submitted by a single borrower for the same product across multiple quarters are now considered separate inquiries in each quarter under the new methodology, rather than being consolidated as one inquiry under the old methodology. These changes in aggregate resulted in a net decrease in historical Conversion Rates by 0 to 3 percentage points during 2023 and 2024. Prior period Conversion Rate metrics have been recast to conform to the revised definition and methodology to ensure comparability across periods.

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

Our Conversion Rate increased to 19.4% in the year ended December 31, 2025 from 15.1% in the year ended December 31, 2024, primarily driven by underwriting model improvements and product and pricing initiatives, coupled with continued optimization in our acquisition channels.
Percentage of Loans Fully Automated

A driver of our Contribution Margin and operating efficiency is the Percentage of Loans Fully Automated, which is defined as the total number of loans in a given period originated end-to-end with no human involvement required by the Company divided by the Transaction Volume, Number of Loans in the same period. Under this definition, “originated end-to-end” means (i) from initial rate request to final funding for personal loans, including small dollar loans, and (ii) from initial rate request to loan approval for auto loans and HELOCs, due to certain jurisdictions’ local requirements and external dependencies that require human action prior to funding. Beginning in the fourth quarter of 2025, we revised the definition of Percentage of Loans Fully Automated to include HELOCs, which were not included under the prior definition. The impact of this change on metrics reported for prior periods was immaterial; accordingly, prior-period metrics have not been recast, and the change was applied prospectively.

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

Our Percentage of Loans Fully Automated remained flat at 91% for the years ended December 31, 2024 and 2025.

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

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Year Ended December 31,
	2023	2024	2025
Revenue from fees, net	$560,431	$635,466	$950,011
Borrower acquisition costs(1)	(90,517)	(125,017)	(256,237)
Borrower verification and servicing costs(2)	(116,620)	(128,916)	(162,680)
Total direct expenses	(207,137)	(253,933)	(418,917)
Contribution Profit	$353,294	$381,533	$531,094
Contribution Margin	63%	60%	56%
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
Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

Effective as of December 31, 2025, we discontinued reporting Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share as non-GAAP financial measures. These measures were last presented for the three and nine months ended September 30, 2025. These non-GAAP measures are no longer used by management to monitor the performance of our business and this change reflects our view that these are no longer useful measures for investors in evaluating our financial performance. Prior-period disclosures of these measures, as well as reconciliation of net income (loss) to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Share, are not included in this Annual Report on Form 10-K and will not be disclosed going forward.
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The Company also recognizes fees in relation to contracts with auto dealers for the use of Upstart Auto Finance software, a cloud-based solution that facilitates dealership operations and enables them to provide consumers with access to Upstart-powered auto loans. Refer to “Note 2. Revenue” in Part II, Item 8 of this Annual Report on Form 10-K for more information.
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
Other Income, Net

Other income, net primarily consists of dividend income earned by the Company on its cash, cash equivalents and restricted cash balances.
Expense on Convertible Notes

Expense on convertible notes is comprised of coupon interest expense and amortization of issuance costs on our 2026 Notes, 2029 Notes, 2030 Notes and 2032 Notes (collectively, the “Notes”).

Gain on Debt Extinguishment

Gain on debt extinguishment consists of the gain recognized from the repurchases of a portion of the outstanding 2026 Notes,. Refer to “Note 8. Borrowings” in Part II, Item 8 of this Annual Report on Form 10-K for further details on our Notes.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations

The following table summarizes our historical consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
	2023	2024	2025
Revenue:
Revenue from fees, net	$560,431	$635,466	$950,011
Interest income, interest expense, and fair value adjustments, net:
Interest income	168,996	186,360	204,230
Interest expense	(34,894)	(40,433)	(31,664)
Fair value and other adjustments, net	(180,971)	(144,865)	(78,720)
Total interest income and fair value adjustments, net	(46,869)	1,062	93,846
Total revenue	513,562	636,528	1,043,857
Operating expenses(1):
Sales and marketing	127,143	166,800	301,507
Customer operations	150,418	157,996	188,377
Engineering and product development	280,138	253,653	257,602
General, administrative, and other	212,388	230,935	253,740
Total operating expenses	770,087	809,384	1,001,226
Income (loss) from operations	(256,525)	(172,856)	42,631
Other income, net	21,206	18,793	24,324
Expense on convertible notes	(4,706)	(7,694)	(19,872)
Gain on debt extinguishment	—	33,361	7,246
Net income (loss) before income taxes	(240,025)	(128,396)	54,329
Provision for income taxes	107	185	728
Net income (loss)	$(240,132)	$(128,581)	$53,601
________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2024	2025
Sales and marketing	$8,166	$11,705	$12,679
Customer operations	10,683	7,038	7,200
Engineering and product development	110,381	70,786	65,691
General, administrative, and other	45,809	43,871	46,380
Total stock-based compensation	$175,039	$133,400	$131,950

Revenue
Revenue from Fees, Net

The following table sets forth our revenue from fees, net in the years presented:

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31,		Change
	2024	2025	$	%
Platform and referral fees, net	$502,411	$792,979	$290,568	58%
Servicing and other fees, net	133,055	157,032	23,977	18%
Total revenue from fees, net	$635,466	$950,011	$314,545	49%

Revenue from fees, net increased $314.5 million, or 49%, in the year ended December 31, 2025, compared to the prior year, due to a $290.6 million increase in revenue from platform and referral fees, net and a $24.0 million increase in servicing and other fees, net. The increase of the platform and referral fees, net was primarily driven by a 86% increase in the Transaction Volume, Dollars from $5,930 million in the year ended December 31, 2024 to $11,004 million in the year ended December 31, 2025, partially offset by lower fee rates, including those related to prime borrowers. The increase in servicing fees was primarily due to an increase in net gain on servicing rights upon loan sales as well as the increase in outstanding principal of serviced loans.
Interest Income, Interest Expense, and Fair Value Adjustments, Net

	Year Ended December 31,		Change
	2024	2025	$	%
Operating entities(1):
Interest income	$157,392	$187,637	$30,245	19%
Interest expense	(30,835)	(25,351)	5,484	18%
Fair value adjustments, net	(115,469)	(67,606)	47,863	41%
Consolidated securitization entities:
Interest income	$28,968	$16,593	$(12,375)	(43)%
Interest expense	(9,598)	(6,313)	3,285	34%
Fair value adjustments, net	(29,396)	(11,114)	18,282	62%
Total Company:
Interest income	$186,360	$204,230	$17,870	10%
Interest expense	(40,433)	(31,664)	8,769	22%
Fair value adjustments, net	(144,865)	(78,720)	66,145	46%
Total interest income, interest expense, and fair value adjustments, net	$1,062	$93,846	$92,784	8,737%
_________
(1)Consists of balances recognized by entities participating in ongoing operating activities of the Company, excluding entities associated with the UPST 2023-2 consolidated securitization.

Interest income, interest expense, and fair value adjustments, net increased $92.8 million, or 8,737%, in the year ended December 31, 2025, compared to the prior year. The increase was driven by a $66.1 million decrease in unfavorable fair value adjustments, net, a $17.9 million increase in interest income, and an $8.8 million decrease in interest expense. The decrease in unfavorable fair value adjustments, net is primarily attributable to a $34.3 million increase in fair value gain on beneficial interests, a $28.1 million decrease in unrealized losses and loan charge-offs, and a $3.7 million decrease in realized loss on loan sales. The increase in interest income was primarily driven by a $30.2 million increase in interest income recognized by operating entities, partially offset by a $12.4 million decrease in interest income recognized by consolidated securitization entities. Such increase and decrease of interest income is consistent with the increase and decrease of outstanding principal balance of loans held by operating entities and consolidated securitization, respectively, during the period. In addition, interest income by operating entities further increased due to loan premium amortization and an increase in the outstanding principal balance of the line of credit. The decrease in interest expense resulted from the decrease in average borrowings during the

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
period, including a $3.3 million decrease in interest expense recognized by consolidated securitization entities due to lower payable to securitization note holders during the period.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
	2024	2025	$	%
Sales and marketing	$166,800	$301,507	$134,707	81%
% of revenue	26%	29%
Sales and marketing expenses increased by $134.7 million, or 81%, in the year ended December 31, 2025 compared to the prior year. The increase was primarily due to a $131.2 million increase in advertising and borrower acquisition costs, a $2.2 million increase in marketing operation expense, and a $1.3 million increase in payroll and other personnel related expenses. As a percentage of total revenue, sales and marketing expenses increased from 26% to 29%.
Customer Operations

	Year Ended December 31,		Change
	2024	2025	$	%
Customer operations	$157,996	$188,377	$30,381	19%
% of revenue	25%	18%
Customer operations expenses increased by $30.4 million, or 19%, in the year ended December 31, 2025, compared to the prior year. The increase was primarily due to a $24.1 million increase in information verification and systems expenses and a $7.2 million increase in servicing expenses, partially offset by a $0.9 million decrease in payroll and other personnel-related expenses. As a percentage of total revenue, customer operations expenses decreased from 25% to 18%.
Engineering and Product Development

	Year Ended December 31,		Change
	2024	2025	$	%
Engineering and product development	$253,653	$257,602	$3,949	2%
% of revenue	40%	25%
Engineering and product development expenses increased by $3.9 million, or 2%, for the year ended December 31, 2025, compared to the prior year. The increase was primarily due to a $14.1 million increase in other engineering operating expenses driven by data and infrastructure costs, partially offset by a $10.1 million decrease in payroll and other personnel-related expenses from capitalization of internal-use software development costs. As a percentage of total revenue, engineering and product development expenses decreased from 40% to 25%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
General, Administrative, and Other

	Year Ended December 31,		Change
	2024	2025	$	%
General, administrative, and other	$230,935	$253,740	$22,805	10%
% of revenue	36%	24%

General, administrative, and other expenses increased by $22.8 million, or 10%, for the year ended December 31, 2025, compared to the prior year. The increase was primarily due to a $15.0 million increase in payroll and personnel-related costs, a $6.2 million increase in office and administrative operation and other facility related costs, a $4.3 million increase in amortization and depreciation expenses, and a $4.2 million increase in professional fees. The increase was partially offset by a $7.0 million decrease in legal and compliance expenses. As a percentage of total revenue, general, administrative, and other expenses decreased from 36% to 24%.
Other Income, Net

	Year Ended December 31,		Change
	2024	2025	$	%
Other income, net	$18,793	$24,324	$5,531	29%

Other income, net increased by $5.5 million, or 29%, in the year ended December 31, 2025 compared to the prior year. The increase was primarily due to a $5.1 million increase in dividend income earned on higher eligible cash, cash equivalents and restricted cash balances.

Expense on Convertible Notes

	Year Ended December 31,		Change
	2024	2025	$	%
Expense on convertible notes	$7,694	$19,872	$12,178	158%

In the year ended December 31, 2025, expense on convertible notes increased by $12.2 million, or 158%, compared to the prior year. The increase was primarily due to higher outstanding convertible note balances resulting from the issuance of 2029 Notes and 2030 Notes during the latter half of 2024 as well as higher amortization of issuance costs from the issuance of 2029 Notes, 2030 Notes, and 2032 Notes.

Gain on Debt Extinguishment

	Year Ended December 31,		Change
	2024	2025	$	%
Gain on debt extinguishment	$33,361	$7,246	$(26,115)	(78)%

In the year ended December 31, 2025, gain on debt extinguishment decreased by $26.1 million, or 78%, compared to the prior year due to a smaller amount of the 2026 Notes repurchased and at a higher price relative to the prior year. During the year ended December 31, 2024 and 2025, the Company used approximately $325.3 million and $224.2 million to repurchase $362.1 million and $232.6 million in aggregate principal amount outstanding of the 2026 Notes, respectively.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Reconciliation of Non-GAAP Financial Measures

To supplement our consolidated financial statements prepared and presented in accordance with GAAP, we use the non-GAAP financial measures of Contribution Profit, Contribution Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to provide investors with additional information about our financial performance and to enhance the overall understanding of our past performance and future prospects. We are presenting these non-GAAP financial measures because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple years with the performance of other companies.

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

To address these limitations, we provide a reconciliation of Contribution Profit, Contribution Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to income (loss) from operations and net income (loss). We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Contribution Profit, Contribution Margin, Adjusted EBITDA, and Adjusted EBITDA Margin in conjunction with their respective related GAAP financial measures.
Contribution Profit and Contribution Margin

The following table presents a reconciliation of income (loss) from operations to Contribution Profit and Contribution Margin. We define Operating Margin as our income (loss) from operations divided by revenue from fees, net.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31,
	2023	2024	2025
Revenue from fees, net	$560,431	$635,466	$950,011
Income (loss) from operations	(256,525)	(172,856)	42,631
Operating Margin	(46)%	(27)%	4%
Sales and marketing, net of borrower acquisition costs(1)	$36,626	$41,783	$45,270
Customer operations, net of borrower verification and servicing costs(2)	33,798	29,080	25,697
Engineering and product development	280,138	253,653	257,602
General, administrative, and other	212,388	230,935	253,740
Interest income, interest expense, and fair value adjustments, net	46,869	(1,062)	(93,846)
Contribution Profit	$353,294	$381,533	$531,094
Contribution Margin	63%	60%	56%
_________
(1)Borrower acquisition costs were $90.5 million, $125.0 million, and $256.2 million for the years ended December 31, 2023, 2024 and 2025, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses.
(2)Borrower verification and servicing costs were $116.6 million, $128.9 million, and $162.7 million for the years ended December 31, 2023, 2024 and 2025, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses.

Adjusted EBITDA and Adjusted EBITDA Margin

The following table provides a reconciliation of net income (loss) and Net Income (Loss) Margin to Adjusted EBITDA and Adjusted EBITDA Margin. We define Net Income (Loss) Margin as net income (loss) divided by total revenue.

	Year Ended December 31,
	2023	2024	2025
Total revenue	$513,562	$636,528	$1,043,857
Net income (loss)	(240,132)	(128,581)	53,601
Net Income (Loss) Margin	(47)%	(20)%	5%
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	$178,400	$139,726	$138,696
Depreciation and amortization	24,903	20,549	24,835
Reorganization expenses	15,536	4,382	—
Expense on convertible notes	4,706	7,694	19,872
Gain on debt extinguishment	—	(33,361)	(7,246)
Net gain on lease modification	(737)	—	—
Provision for income taxes	107	185	728
Adjusted EBITDA	$(17,217)	$10,594	$230,486
Adjusted EBITDA Margin	(3)%	2%	22%
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Liquidity and Capital Resources

Sources and Uses of Cash and Cash Equivalents

As of December 31, 2025, our primary source of liquidity was cash and cash equivalents of $652.4 million. Changes in the balance of cash and cash equivalents are generally a result of working capital fluctuations and the timing of purchases and sales of loans facilitated through our marketplace. To finance purchases of certain loans facilitated through our lending marketplace, we rely on our warehouse credit facilities through special-purpose trusts and corporate cash.

We entered into an “at the market” offering program pursuant to which we may offer and sell, from time to time, shares of our common stock with an aggregate offering price of up to $500.0 million, as described in the prospectus supplement dated February 14, 2025 filed with the U.S. Securities and Exchange Commission. As of December 31, 2025, no shares were issued under the program.

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

Our warehouse credit facilities, which mature between August 2027 and June 2028, allow us to borrow up to an aggregate of $325.0 million to purchase unsecured personal loans, $100.0 million to purchase small dollar loans, and up to $150.0 million to purchase auto loans. Our risk retention financing facility, which allows us to borrow up to $100.0 million, has a maturity which aligns with the stated maturities of the underlying securitization notes receivable pledged as collateral, which range from 2026 to 2035. As of December 31, 2025, we have drawn an aggregate of $97.3 million on our warehouse credit facilities and $75.6 million on our risk retention financing facility. Refer to “Note 8. Borrowings” in Part II, Item 8 of this Annual Report on Form 10-K for further details on our borrowings.

We lease office facilities under operating lease agreements which expire between 2026 and 2029. Our cash requirements related to these lease agreements are $23.6 million, of which $10.6 million is expected to be paid within the next 12 months. Our cash requirements related to leases entered into that have not yet commenced is $66.2 million, none of which is expected to be paid within the next 12 months. Refer to “Note 10. Leases” in Part II, Item 8 of this Annual Report on Form 10-K for further details on our operating lease obligations.

We have committed to purchase loans from certain lending partners at the conclusion of the required holding period, which is generally equal to three business days. As of December 31, 2025, the total loan purchase commitment was $116.9 million. The Company also has commitments to fund future advances on HELOCs. As of December 31, 2025, these commitments were $18.0 million, however since we can limit these commitments under certain conditions or these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. See “Note 11. Commitments and Contingencies” in Part II, Item 8 of this Annual Report on Form 10-K for further details on our commitments.

In connection with our committed capital and other co-investment arrangements, we are obligated to put a certain amount of our assets at risk in relation to the credit performance of the underlying loans. The risk in these arrangements is subject to a dollar cap, which represents the Company’s maximum exposure to losses in a particular arrangement under severe, hypothetical circumstances, for which the Company believes the possibility is remote. As of December 31, 2025, the Company’s aggregate maximum exposure to losses was $931.8 million. Refer to “Note 4. Beneficial Interests” in Part II, Item 8 of this Annual Report on Form 10-K for further details. Our cash requirements

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
for the next 12 months related to investments in these existing arrangements is estimated to be up to $123.3 million from cash and cash equivalents and up to $15.1 million from restricted cash.

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

Cash Flows

The following table summarizes our cash flows during the years indicated:

	Year Ended December 31,
	2024	2025
Net cash provided by (used in) operating activities	$186,331	$(147,725)
Net cash used in investing activities	(237,726)	(177,171)
Net cash provided by financing activities	559,871	405,645
Change in cash, cash equivalents and restricted cash	$508,476	$80,749

Net Cash from Operating Activities

Our main sources of cash provided by operating activities is revenue from fees earned under contracts with lending partners and institutional investors and interest income we receive for loans held on our balance sheet.

Our main uses of cash in our operating activities include payments to marketing partners, vendor payments, payroll and other personnel-related expenses, payments for facilities, and other general business expenditures.

Net cash used in operating activities was $147.7 million for the year ended December 31, 2025, which consisted of $162.8 million change in net changes in operating assets and liabilities, net income of $53.6 million, and adjustments for non-cash items of $38.5 million. The decrease in non-cash adjustments was primarily related to $113.7 million of changes in fair value of loans, $49.1 million loan premium amortization from the Company’s small dollar loan portfolio, and $7.2 million gain related to the partial extinguishment of the 2026 Notes, partially offset by $132.0 million stock-based compensation expense. The decrease in net changes in operating assets and liabilities was primarily related to $393.4 million of net payments from purchase and sale of loans held-for-sale, $21.6 million of settlements of beneficial interest liabilities (derivatives), and $10.8 million of changes in other assets, partially offset by $187.7 million in principal payments received for loans held-for-sale, $39.6 million decrease in accrued expenses and other liabilities, and $37.9 million in principal payments received for loans held in consolidated securitization.

Net Cash from Investing Activities

Net cash used in investing activities was $177.2 million for the year ended December 31, 2025 as a result of $637.3 million of net payments from purchase and sale of loans held-for-investment, partially offset by $320.4 million of principal payments received for loans held-for-investment and $142.9 million of proceeds from beneficial interest assets (hybrid instruments).

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Net Cash from Financing Activities

Net cash provided by financing activities was $405.6 million for the year ended December 31, 2025 primarily due to $395.8 million proceeds received from the issuance of the 2032 Notes, net of debt issuance costs, purchase of capped calls, and partial repurchase of the 2026 Notes.

Composition of Balance Sheet Loan Portfolio

As of December 31, 2025, we held $984.6 million of loans on our consolidated balance sheet. $647.2 million of these loans were originated for research and development purposes, primarily in support of our auto lending products, HELOCs, and expansion of our unsecured personal loan product to new categories of borrowers. We also held $283.6 million of core personal loans, the majority of which would otherwise be purchased by institutional investors, and $53.8 million of such loans held by the consolidated securitization. We will continue to utilize our capital to support research and development activities and, at times, as a funding source for core personal loans during periods of marketplace funding constraints. The extent and timing of utilizing our capital as a funding source for loans will largely depend on the availability of capital in our marketplace relative to the demand from qualified borrowers and our business priorities. We plan to sell loans held on our balance sheet to lending partners and institutional investors over time in the form of secondary sales or securitizations and pass through issuances.

Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated VIEs, including sale of whole loans, committed capital and other co-investment arrangements, and securitization transactions, which we contractually service. We use these transactions to provide a source of liquidity to finance our business and to diversify our institutional investor base. If we are the retaining sponsor of a securitization transaction, we are required by law to retain at least 5% of the credit risk of the securities issued in these securitizations. We provide additional information regarding transactions with unconsolidated VIEs in “Note 3. Variable Interest Entities” in Part II, Item 8 of this Annual Report on Form 10-K.
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

The Company considers determination of fair value of loans, payable to securitization note holders, and beneficial interests as critical accounting policies. We use a discounted cash flow model to estimate the fair value of these financial instruments based on the present value of estimated future cash flows. The model uses observable and unobservable inputs and reflects our best estimates of the assumptions a market participant would use to calculate fair value. Fair value of loans and payable to securitization note holders is based on inputs, such as

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
discount rates, credit risk rates, and expected prepayment rates. These inputs are based on historical performance of loans facilitated through our platform, as well as the consideration of market participant requirements and use of observable market data for notes payable held in consolidated securitization. Fair value of beneficial interests, which represent the Company’s right to receive cash payments or an obligation to make cash payments as part of its committed capital and other co-investment arrangements with third parties, is based on discount rates, credit risk rate spreads, and prepayment rate spreads. Credit risk rate spreads and prepayment rate spreads are the measurement of estimated credit performance and principal prepayments, respectively, of the underlying loan portfolios as of the reporting date against set expectations.

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

As of December 31, 2024 and 2025, we were exposed to market discount rate risk on $703.4 million and $930.8 million, respectively, of loans held on our consolidated balance sheets, excluding loans held in the consolidated securitization. The fair value of these loans is estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. Changes in the discount rates for loans held on our balance sheet reflect the expected returns of similar financial instruments available in the market and can be caused by changes in the market interest rates, expected loan performance, and other factors. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $9.0 million and $17.9 million decrease, respectively, in the fair value of loans as of December 31, 2024 and a $12.0 million and $23.6 million decrease, respectively, as of December 31, 2025.

As of December 31, 2024 and 2025, we held $102.9 million and $53.8 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes receivable and residual certificates issued as part of the consolidated securitization, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, their value is eliminated as part of the consolidation process. A hypothetical 100 basis point and 200 basis point increase in the discount rate does not result in a material impact to the fair value of loans held in consolidated securitization as of December 31, 2024 and 2025.

As of December 31, 2024 and 2025, we were also exposed to market discount rate risk on payable to securitization note holders of $87.3 million and $46.5 million, respectively. A hypothetical 100 basis point and 200 basis point increase in the discount rate does not result in a material impact to the fair value of payable to securitization note holders as of December 31, 2024 and 2025.

Upstart Holdings, Inc.
As of December 31, 2024 and 2025, we were also exposed to market discount rate risk on other financial instruments, including $176.8 million and $396.2 million of beneficial interest assets, respectively. Beneficial interest assets are estimated at fair value using a discounted cash flow model which considers projected defaults, losses and recoveries to project future losses and net cash flows on the underlying loans. We use two different discount rates for expected cash flows associated with demonstrated to-date credit performance and those associated with future credit performance. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $3.2 million and $6.4 million decrease, respectively, in the fair value of beneficial interest assets as of December 31, 2024, and a $4.9 million and $9.7 million decrease, respectively, as of December 31, 2025.

Credit Risk

Credit risk refers to the risk of loss of loans arising from individual borrower default due to inability or unwillingness to meet their financial obligations. The fair value of certain financial instruments, including loans, beneficial interests, securitization notes receivable and residual certificates, and payable to securitization note holders on our consolidated balance sheets are dependent on credit performance of the loans. To manage this risk, we monitor borrower payment performance through our lending marketplace and utilize our AI capabilities to price loans in a manner that we believe is reflective of their credit risk.

The fair values of loans and beneficial interests are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions. These instruments are sensitive to changes in credit risk.

As of December 31, 2024 and 2025, we were exposed to credit risk on $703.4 million and $930.8 million, respectively, of loans held on our consolidated balance sheets, excluding loans held in the consolidated securitization. Loans bear fixed interest rates and are carried on our consolidated balance sheets at fair value. As of December 31, 2024, a hypothetical 10% and 20% increase in credit risk would result in a $9.1 million and $18.1 million decrease, and as of December 31, 2025, a hypothetical 10% and 20% increase in credit risk would result in a $10.5 million and $20.4 million decrease in the fair value of loans, respectively.

As of December 31, 2024 and 2025, we held $102.9 million and $53.8 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes receivable and residual certificates issued by the consolidated entities, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, the residual certificates value is eliminated as part of the consolidation process. A hypothetical 10% and 20% increase in the credit risk would result in a $1.8 million and $3.6 million decrease, respectively, in the fair value of loans held in consolidated securitization as of December 31, 2024. A hypothetical 10% and 20% increase in the credit risk does not result in a material impact to the fair value of loans held in the consolidated securitization as of December 31, 2025.

We are also exposed to credit risk through credit risk rate spreads on beneficial interest assets and beneficial interest liabilities held on the consolidated balance sheet of $176.8 million and $10.1 million, respectively, as of December 31, 2024, and $396.2 million and $5.1 million, respectively, as of December 31, 2025. These assets and liabilities are associated with committed capital and other co-investment arrangements with third parties, in which the Company puts certain amounts of assets at risk. See “Note 4. Beneficial Interests” in Part II, Item 8 of this Annual Report on Form 10-K for additional information on maximum exposure to losses from these arrangements. A hypothetical 10% and 20% adverse change in the credit risk spread would result in a $44.4 million and $89.6 million decrease, respectively, in the fair value of beneficial interest assets held on our consolidated balance sheet, and $4.7 million and $10.3 million increase in the fair value of beneficial interest liabilities on our consolidated balance sheet, respectively, as of December 31, 2024. A hypothetical 10% and 20% adverse change in the credit risk spread would result in a $80.1 million and $158.2 million decrease, respectively, in the fair value of

Upstart Holdings, Inc.
beneficial interest assets, and $22.4 million and $44.4 million increase in the fair value of beneficial interest liabilities, respectively, as of December 31, 2025.

Counterparty Risk

We are subject to risk that arises from our line of credit receivable, beneficial interests, warehouse facilities, and third-party custodians. These activities generally involve an exchange of obligations with unaffiliated lenders or other individuals or entities, referred to in such transactions as “counterparties.” If a counterparty were to default or otherwise fail to perform, we could potentially be exposed to loss if such counterparty were unable to meet its obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among multiple such counterparties, and placing contractual limits on the amount of dependence on any single counterparty.

As of December 31, 2024 and 2025, we held $976.3 million and $1,057.0 million, respectively, related to cash, cash equivalents and restricted cash in business checking accounts and interest-bearing deposit accounts as well as money market accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation, or FDIC. We reduce credit risk by placing our cash, cash equivalents and restricted cash in reputable institutions.

As of December 31, 2024 and 2025, $137.4 million and $191.6 million, respectively, of the Company’s cash was held by one of our institutional investors in relation to the line of credit receivable and beneficial interest asset. We mitigate our risk exposure through corporate guarantees provided by the investor.
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

An increase or decrease in interest rates may also impact our exposure to interest rate risk on our warehouse credit facilities. As of December 31, 2024 and 2025, we were exposed to interest rate risk on $195.6 million and $97.3 million, respectively, under our warehouse credit facilities, which bear floating interest rates. Changes in interest rates may impact our cost of borrowing.
Equity Investment Risk

Our non-marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our investments.

Our non-marketable equity investments are in equity securities of privately-held companies without readily determinable fair values. We elected to account for each such investment using the measurement alternative which is cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment and is inherently complex due to the lack of readily available market data. We consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of each investment. We also assess our non-marketable equity securities for impairment on a quarterly basis. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity

Upstart Holdings, Inc.
considerations. Adjustments and impairments are recorded in other expense on the consolidated statements of operations and comprehensive income (loss) upon recognition of such adjustments or impairments. As of December 31, 2024 and 2025, the carrying value of our non-marketable equity securities, which do not have readily determinable fair values totaled $41.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Upstart Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Upstart Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Upstart Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Primary inputs related to the beneficial interests that require significant judgment include discount rates and credit risk rate spreads. Credit risk rate spreads are the measurement of estimated credit performance of underlying loan portfolios as of the reporting date against set expectations. The discount rates are the market rates of return that reflect the risk premium related to the cash flows, and reflect the Company’s best estimates of the assumptions a market participant would use to determine fair value of its beneficial interests.

Given the significant judgments made by management in selecting the unobservable inputs used in estimating fair value of the loans and beneficial interests, performing audit procedures to evaluate the reasonableness of management’s judgments related to the selection of the discount rates and credit risk rates for loans and discount rates and credit risk rate spreads for beneficial interests required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

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
February 10, 2026

We have served as the Company’s auditor since 2015.

Upstart Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2025
Assets
Cash and cash equivalents	$788,422	$652,388
Restricted cash	187,841	404,624
Loans (at fair value)(1)	806,304	984,552
Property, equipment, and software, net	39,013	44,174
Operating lease right of use assets	43,455	16,410
Beneficial interest assets (at fair value)	176,848	396,216
Line of credit receivable (at fair value)	56,269	112,742
Non-marketable equity securities	41,250	41,250
Goodwill	67,062	67,062
Other assets (includes $51,358 and $138,582 at fair value as of December 31, 2024 and December 31, 2025, respectively)	160,494	255,387
Total assets(2)	$2,366,958	$2,974,805
Liabilities and Stockholders’ Equity
Liabilities:
Payable to investors	$60,173	$107,659
Borrowings	1,402,168	1,829,145
Payable to securitization note holders (at fair value)	87,321	46,542
Accrued expenses and other liabilities (includes $15,883 and $15,219 at fair value as of December 31, 2024 and December 31, 2025, respectively)	133,800	171,495
Operating lease liabilities	50,278	21,149
Total liabilities(2)	1,733,740	2,175,990
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; 700,000,000 shares authorized; 93,469,721 and 98,033,361 shares issued and outstanding as of December 31, 2024 and December 31, 2025, respectively	9	10
Additional paid-in capital	1,044,366	1,156,361
Accumulated deficit	(411,157)	(357,556)
Total stockholders’ equity	633,218	798,815
Total liabilities and stockholders’ equity	$2,366,958	$2,974,805
____________

(1)Includes $102.9 million and $53.8 million of loans, at fair value, contributed as collateral for the consolidated securitization as of December 31, 2024 and 2025, respectively. Refer to “Note 5. Fair Value Measurement” for details.

(2)The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by Upstart Holdings, Inc. at December 31, 2024 and 2025, respectively. The liabilities of each VIE can only be settled using the assets of the corresponding VIE and creditors of these entities do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Consolidated Balance Sheets (Continued)
(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2025
Assets
Cash and cash equivalents	$1,312	$1,183
Restricted cash	47,642	89,088
Loans (at fair value)	750,184	819,344
Other assets (includes $1,864 and $225 at fair value as of December 31, 2024 and December 31, 2025, respectively)	12,971	6,340
Total assets	$812,109	$915,955

Liabilities
Payable to investors	$154	$154
Borrowings	195,606	97,333
Payable to securitization note holders (at fair value)	87,321	46,542
Accrued expenses and other liabilities	4,493	23,415
Total liabilities	287,574	167,444
Total net assets	$524,535	$748,511

The accompanying notes are an integral part of these consolidated financial statements.

Upstart Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2024	2025
Revenue:
Revenue from fees, net	$560,431	$635,466	$950,011
Interest income, interest expense, and fair value adjustments, net:
Interest income(1)	168,996	186,360	204,230
Interest expense(1)	(34,894)	(40,433)	(31,664)
Fair value and other adjustments(1)	(180,971)	(144,865)	(78,720)
Total interest income, interest expense, and fair value adjustments, net	(46,869)	1,062	93,846
Total revenue	513,562	636,528	1,043,857
Operating expenses:
Sales and marketing	127,143	166,800	301,507
Customer operations	150,418	157,996	188,377
Engineering and product development	280,138	253,653	257,602
General, administrative, and other	212,388	230,935	253,740
Total operating expenses	770,087	809,384	1,001,226
Income (loss) from operations	(256,525)	(172,856)	42,631
Other income, net	21,206	18,793	24,324
Expense on convertible notes	(4,706)	(7,694)	(19,872)
Gain on debt extinguishment	—	33,361	7,246
Net income (loss) before income taxes	(240,025)	(128,396)	54,329
Provision for income taxes	107	185	728
Net income (loss)	$(240,132)	$(128,581)	$53,601

Net income (loss) per share, basic	$(2.87)	$(1.44)	$0.56
Net income (loss) per share, diluted	$(2.87)	$(1.44)	$0.45
Weighted-average number of shares outstanding used in computing net income (loss) per share, basic	83,765,896	89,450,038	96,030,558
Weighted-average number of shares outstanding used in computing net income (loss) per share, diluted	83,765,896	89,450,038	107,492,735
____________
(1)Balances for the years ended December 31, 2023, 2024 and 2025 include amounts related to the consolidated securitization. Refer to “Note 2. Revenue” for details.

The accompanying notes are an integral part of these consolidated financial statements.

Upstart Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	81,259,676	$8	$714,871	$(42,444)	$672,435
Issuance of common stock upon exercise of stock options	1,441,787	1	12,880	—	12,881
Issuance of common stock upon settlement of restricted stock units	3,170,158	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(777)	—	(15)	—	(15)
Stock-based compensation expense	—	—	181,705	—	181,705
Issuance of common stock under employee stock purchase plan	459,459	—	8,431	—	8,431
Net loss	—	—	—	(240,132)	(240,132)
Balance as of December 31, 2023	86,330,303	$9	$917,872	$(282,576)	$635,305
Issuance of common stock upon exercise of stock options	3,159,674	—	21,414	—	21,414
Issuance of common stock upon settlement of restricted stock units	3,646,748	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(568)	—	(22)	—	(22)
Stock-based compensation expense	—	—	137,720	—	137,720
Issuance of common stock under employee stock purchase plan	333,564	—	7,685	—	7,685
Purchase of capped calls	—	—	(40,883)	—	(40,883)
Settlement of capped calls	—	—	580	—	580
Net loss	—	—	—	(128,581)	(128,581)
Balance as of December 31, 2024	93,469,721	$9	$1,044,366	$(411,157)	$633,218
Issuance of common stock upon exercise of stock options	1,580,432	1	16,859	—	16,860
Issuance of common stock upon settlement of restricted stock units	2,763,508	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(118)	—	(9)	—	(9)
Stock-based compensation expense	—	—	141,332	—	141,332
Issuance of common stock under employee stock purchase plan	219,818	—	8,449	—	8,449
Purchase of capped calls	—	—	(55,200)	—	(55,200)
Settlement of capped calls	—	—	564	—	564
Net income	—	—	—	53,601	53,601
Balance as of December 31, 2025	98,033,361	$10	$1,156,361	$(357,556)	$798,815

The accompanying notes are an integral part of these consolidated financial statements.

Upstart Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2024	2025
Cash flows from operating activities
Net income (loss)	$(240,132)	$(128,581)	$53,601
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of loans	190,320	125,002	(113,672)
Change in fair value of servicing assets	22,171	16,490	18,646
Change in fair value of servicing liabilities	(2,013)	(1,246)	(942)
Change in fair value of beneficial interest assets	21,672	5,151	(33,184)
Change in fair value of beneficial interest liabilities	4,817	12,568	16,579
Change in fair value of other financial instruments	(2,145)	4,130	(6,921)
Stock-based compensation	175,039	133,400	131,950
Gain on loan servicing rights, net	(13,713)	(15,449)	(28,003)
Gain on debt extinguishment	—	(33,361)	(7,246)
Depreciation and amortization	24,903	20,549	24,835
Loan premium amortization	(3,869)	(17,021)	(49,149)
Non-cash interest expense and other	3,057	3,217	8,607
Net changes in operating assets and liabilities:
Purchases of loans held-for-sale	(3,006,510)	(4,309,268)	(9,072,905)
Proceeds from sale of loans held-for-sale	2,514,627	4,101,937	8,679,462
Principal payments received for loans held-for-sale	189,746	192,889	187,660
Principal payments received for loans held by consolidated securitization	24,832	47,997	37,885
Settlements of beneficial interest liabilities, net	(596)	(6,700)	(21,598)
Proceeds from beneficial interest assets (derivatives)	—	—	4,602
Settlements of beneficial interest assets (derivatives)	—	—	(4,575)
Other assets	(8,932)	(8,690)	(10,831)
Operating lease liability and right-of-use asset	(6,822)	(807)	(2,084)
Payable to investors for beneficial interest assets	5,792	—	—
Accrued expenses and other liabilities	(3,956)	44,124	39,558
Net cash provided by (used in) operating activities	(111,712)	186,331	(147,725)

Cash flows from investing activities
Purchases and originations of loans held-for-investment	(157,223)	(323,096)	(1,033,027)
Proceeds from sale of loans held-for-investment	972	—	395,731
Principal payments received for loans held-for-investment	102,446	145,266	320,364
Principal payments received for notes receivable and repayments of residual certificates	4,328	5,917	23,051
Acquisition and settlements of beneficial interest assets (hybrid instruments)	(56,892)	(67,753)	(3,438)
Proceeds from beneficial interest assets (hybrid instruments)	—	11,930	142,902
Issuance of line of credit receivable	—	—	(7,862)
Repayments of line of credit receivable	—	—	3,515

Upstart Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2024	2025
Purchases of property and equipment	(1,527)	(837)	(347)
Capitalized software costs	(10,559)	(9,153)	(18,060)
Net cash used in investing activities	(118,455)	(237,726)	(177,171)

Cash flows from financing activities
Proceeds from borrowings	626,910	387,281	294,218
Proceeds from convertible notes issuance, net of debt issuance costs paid to lender	—	913,440	678,270
Payment of debt issuance costs to third parties	—	(3,945)	(3,150)
Repayments of borrowings	(575,937)	(357,352)	(317,097)
Payments for repurchases of convertible notes	—	(325,344)	(224,154)
Purchase of capped calls	—	(40,883)	(55,200)
Settlement of capped calls	—	580	564
Principal payments made on securitization notes	(23,320)	(55,368)	(40,592)
Payable to investors	(48,781)	12,385	47,486
Proceeds from issuance of securitization notes	165,318	—	—
Net proceeds related to stock-based award activities	21,297	29,077	25,300
Net cash provided by financing activities	165,487	559,871	405,645
Change in cash, cash equivalents and restricted cash	(64,680)	508,476	80,749
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of year	532,467	467,787	976,263
Cash, cash equivalents and restricted cash at end of year	$467,787	$976,263	$1,057,012

Supplemental disclosures of cash flow information
Cash paid for interest	$36,547	$43,119	$43,483
Cash paid for income taxes, net	(658)	258	590

Supplemental disclosures of non-cash investing and financing activities
Beneficial interests obtained in connection with loan sales	$—	$90,565	$325,675
Securities retained under unconsolidated securitization transactions	13,172	13,001	95,880
Issuance of line of credit receivable	—	54,780	51,599
Capitalized stock-based compensation expense	6,666	4,320	9,382
Repayments of line of credit receivable	—	—	1,761
Settlement of borrowings in connection with loan sale	—	221,749	—
Securities retained under consolidated securitization transaction	44,763	—	—
Beneficial interest assets included in payable to investors	5,792	—	—

Upstart Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)
The following presents cash, cash equivalents and restricted cash by category within the consolidated balance sheets:

	December 31,	December 31,
	2024	2025
Cash and cash equivalents	$788,422	$652,388
Restricted cash	187,841	404,624
Total cash, cash equivalents and restricted cash	$976,263	$1,057,012

The accompanying notes are an integral part of these consolidated financial statements.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

 1.    Description of Business and Significant Accounting Policies
Description of Business

Upstart Holdings, Inc. and its subsidiaries (together “Upstart”, the “Company”, “management”, “we”, or “our”) apply artificial intelligence (“AI”) models and cloud applications to the process of underwriting consumer credit to more accurately quantify the true risk of a loan. The Company helps originate credit by providing lending partners and auto dealers with access to a proprietary, cloud-based, AI lending marketplace and connects consumers with diverse sources of capital. The Company currently operates in the United States and is headquartered in San Mateo, California. The Company’s fiscal year ends on December 31.
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
Reclassification

During the fourth quarter of 2025, the Company elected to change its presentation of line of credit receivable (at fair value) on the consolidated balance sheets. The line of credit receivable which was previously presented within other assets was reclassified to be separately presented on the consolidated balance sheets. In addition, the Company elected to combine certain line items within investing activities and financing activities in the consolidated statements of cash flows. Prior year amounts have been reclassified to conform to the current year presentation.
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

Restricted cash primarily consists of deposit accounts that are held in our custody but restricted for regulatory or legal purposes. Restricted cash includes fiduciary funds received from borrowers for interest and principal applied to loans as part of loan servicing, but not yet distributed to institutional investors as well as collateral provided by institutional investors in relation to loan purchases. Restricted cash also consists of collateral for letters of credit required under operating lease agreements, cash received from borrowers for interest and

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

principal applied to loans pledged to warehouse credit facilities, but not yet distributed to the Company, and cash balances restricted in connection with committed capital and other co-investment arrangements.
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

The Company elected to measure the following assets and liabilities under the fair value option: loans, line of credit receivable, notes receivable and residual certificates, servicing rights, beneficial interests (hybrid instruments), and trailing fee liabilities. The Company also measures derivatives at fair value on a recurring basis. When developing fair value measurements, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs.

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
Financial Instruments not Measured at Fair Value

The Company’s financial instruments not measured at fair value consist primarily of cash and cash equivalents, restricted cash, and other assets (excluding certain financial instruments measured at fair value, such as notes receivable and residual certificates, loan servicing assets, and interest rate caps), accounts payable, payable to investors, and other liabilities (excluding certain financial instruments measured at fair value, such as loan servicing liabilities, beneficial interest liabilities, and trailing fee liabilities). Payable to investors includes amounts of loan repayments not yet distributed to institutional investors, as well as amounts received from institutional investors but not yet invested directly in whole loans. The carrying values of these financial instruments approximates their respective fair values due to their short-term nature.

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
Loans

Upon origination or purchase, the Company elects the fair value option for all loans. Loans are initially classified as either held-for-investment or held-for-sale based on the Company’s intent and ability to sell such loans prior to maturity, and may subsequently change the classification when our intent or ability changes. Refer to “Note 5. Fair Value Measurement” for further details.

Interest income is recognized based on the terms of the underlying agreements with borrowers and is earned over the life of a loan or a line of credit receivable. Interest income also includes accrued interest earned on outstanding loans and line of credit receivable but not yet collected. Generally, home equity lines of credit (“HELOCs”) that have reached a delinquency over 180 days and all other loans and line of credit receivable that have reached a delinquency over 120 days are charged off and do not accrue interest. The Company does not record an allowance for credit losses on accrued interest receivable. Refer to “Note 2. Revenue” for further details.
Transfer of Financial Assets

Loans sold to third parties are derecognized from the consolidated balance sheets at the time of sale in accordance with ASC 860, Transfers and Servicing. The Company recognizes a gain or loss on the sale as the net assets received from the sale less the carrying amount of loans sold. Assets obtained or liabilities incurred as part of the transaction may include, but are not limited to, cash, servicing rights, beneficial interests, and securities retained from securitizations.

Transfer of financial assets that do not qualify for sale accounting are reported as a secured borrowing. The related assets remain on the Company’s consolidated balance sheets and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with related interest expense recognized over the life of the related assets.

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

In certain arrangements, the Company is obligated to make payments to these third-parties or is entitled to receive payments from them if credit performance of the loans sold or originated under the arrangements deviates from initial expectations set at the time of loan sale or origination. These arrangements meet the definition of derivatives under ASC 815, Derivatives and Hedging, and are measured at their fair value. Under other arrangements, the Company makes an initial investment and is entitled to a portion of cash flows from repayments received over time on the underlying loan portfolios sold under these arrangements. These cash flows vary depending on the demonstrated credit performance relative to our expectations. These arrangements are debt-like financial instruments with embedded derivatives related to the variability of demonstrated credit performance of underlying loan portfolios against initial expectations. The Company elected to account for these hybrid instruments at fair value under ASC 825, Financial Instruments. For all arrangements, changes in fair value and other adjustments are recognized on the consolidated statements of operations and comprehensive income (loss). Refer to “Note 4. Beneficial Interests” and “Note 5. Fair Value Measurement” for additional information.
Non-marketable Equity Securities

The Company’s strategic investments consist of non-marketable equity securities on the consolidated balance sheets which are investments in privately held companies. Non-marketable equity securities do not have a readily determinable fair value and are measured by the Company at cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “measurement alternative”). Gains and losses on the investment, realized and unrealized, are recognized in other income, net on our consolidated statements of operations and comprehensive income (loss) and a new carrying value is established for the investment upon such recognition of the gains and losses. There have been no unrealized or realized gains and losses or impairments related to the non-marketable equity securities accounted for under the measurement alternative for the years presented.

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
Borrowings

The Company funds certain aspects of its operations through revolving warehouse credit facilities, risk retention financing facility, and convertible senior notes. Borrowings under revolving warehouse credit facilities are presented at the outstanding balance. Direct costs incurred in connection with these facilities are capitalized as debt issuance costs and presented within other assets on the consolidated balance sheets. These costs are amortized to interest expense on a straight-line basis over the term of the related facilities, which approximates the effective interest method. For non-revolving debt, including risk retention financing facility and convertible senior notes, the difference between the stated principal amount and the cash proceeds received, net of debt issuance costs, is presented as a discount or premium. Debt issuance costs and discount or premiums are amortized into interest expense over the contractual term of the debt using the effective interest method. Interest expense associated with our revolving warehouse credit facilities and risk retention financing facility are presented within “interest expense” on the consolidated statements of operations and comprehensive income (loss). Coupon interest expense and amortization of debt issuance cost associated with our senior convertible notes are presented within “expense on convertible notes” on the consolidated statements of operations and comprehensive income (loss). Accrued interest on borrowings is presented within accrued expenses and other liabilities on the consolidated balance sheets. The carrying value of borrowings associated with the warehouse credit facilities approximates the fair value due to their relatively short maturities.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Revenue Recognition

The Company’s revenue consists of two components: revenue from fees, net and interest income, interest expense, and fair value adjustments, net. The revenue from fees, net line item on the consolidated statements of operations and comprehensive income (loss) is primarily comprised of platform and referral fees, net which are recognized in accordance with ASC 606, Revenue from Contracts with Customers, origination fees which are accounted for under ASC 310, Receivables, and servicing and other fees, net, which are accounted for under ASC 860, Transfers and Servicing. Refer to “Note 2. Revenue” for further information.
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
Stock-Based Compensation

The Company issues stock options and restricted stock units (“RSUs”) to employees and non-employees, including directors, and employee stock purchase rights granted under the Company’s employee stock purchase plan (“ESPP”). The Company also had previously granted performance-based restricted stock units (“PRSUs”). Stock options and employee stock purchase rights granted under the ESPP are initially measured at fair value at the date of grant using the Black-Scholes option-pricing model. RSUs and restricted stock are measured at the fair market value of our common stock at the grant date. PRSUs are initially measured at fair value using a Monte Carlo simulation model.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Stock-based compensation expenses are recognized based on their respective grant-date fair values and recognized over the requisite service period. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures, such that the expense is recorded only for those awards that are expected to vest.
Other Income, Net

Other income, net primarily consists of dividend income earned by the Company on its cash, cash equivalents and restricted cash balances which is recognized in the period earned.
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
Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items where the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate. In addition, entities are required to disclose the year-to-date amount of income taxes paid (net of refunds received)

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

disaggregated by jurisdictions. The Company adopted this standard effective for its 2025 Annual Report on Form 10-K and has made the required disclosures. Refer to “Note 12. Income Taxes” for disclosures.
Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The amendments in this update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for annual reporting periods beginning after December 15, 2025 with early adoption permitted. The Company will adopt the ASU prospectively and as such, does not expect an impact to its consolidated financial statements upon adoption.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update remove references to software development project stages and introduce a “probable-to-complete” threshold to determine when software development costs should be capitalized. This ASU is effective for annual reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update clarify the existing interim requirements including introducing a disclosure principle that entities should disclose material events since the end of the last annual reporting period. The amendments do not expand or reduce the current interim disclosure requirements. This ASU is effective for interim periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of these amendments on its consolidated financial statements and related disclosures.

 2.    Revenue

Revenue from Fees, Net

The Company disaggregates revenue from fees by type of service for the years presented as follows:

	Year Ended December 31,
	2023	2024	2025
Revenue from fees, net:
Platform and referral fees, net	$414,120	$502,411	$792,979
Servicing and other fees, net	146,311	133,055	157,032
Total revenue from fees, net	$560,431	$635,466	$950,011

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Platform and Referral Fees, Net

Platform and referral fees, net consists of (i) platform and referral fees received from lending partners, (ii) subscription fees received from auto dealerships, and (iii) origination fees received from borrowers, as described below.

Platform and referral fees. The Company enters into contracts with its lending partner customers, to provide access to a cloud-based AI lending marketplace developed by the Company (the “Upstart platform”) to enable lending partners to originate unsecured personal and secured auto refinance loans. The Upstart platform includes a cloud-based application (through Upstart.com) for submitting loan applications, verifying information provided within submitted applications, risk underwriting (through a series of proprietary technology solutions), delivery of electronic loan offers, and if the offer is accepted by the borrower, electronic loan documentation signed by the borrower. Lending partners can specify certain parameters of loans they are willing to originate. Under these contracts, lending partners can choose to use Upstart’s referral services, which allow them to access new borrowers through Upstart’s marketing channels.

After origination, Upstart-powered loans are either retained by lending partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans not retained by the lending partners, the Company pays the lending partners a one-time loan premium fee upon completion of the minimum contractual holding period and a monthly loan trailing fee based on the amount and timing of principal and interest payments made by the borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers, which are our lending partners, and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the consolidated statements of operations and comprehensive income (loss). The Company recognized $8.1 million, $11.5 million, and $18.2 million of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net during the years ended December 31, 2023, 2024 and 2025, respectively.

As of December 31, 2024 and 2025, the Company recognized $4.6 million and an immaterial amount of loan trailing fee liability, respectively, which is recorded at fair value and included within accrued expenses and other liabilities on the Company’s consolidated balance sheets. Refer to “Note 5. Fair Value Measurement” for additional information on changes in fair value associated with trailing fee liabilities.

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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Subscription fees. The Company enters into subscription agreements with auto dealerships to access Upstart Auto Finance software, a cloud-based solution that facilitates dealership operations and enables them to provide consumers with access to Upstart-powered auto loans. Subscription agreements generally have a contractual term of one to six months with evergreen monthly renewals. The Company bills these customers on a monthly basis. Subscription fees are recognized over the contract term as the performance obligation is satisfied, and is included within platform and referral fees, net in the consolidated statements of operations and comprehensive income (loss). The Company recognized $3.8 million, $5.4 million, and $4.7 million of subscription fee revenue for the years ended December 31, 2023, 2024 and 2025, respectively.

Origination fees. Origination fees are earned from borrowers on HELOCs originated by the Company. Origination fees were not material for the years ended December 31, 2023 and 2024, and were $7.6 million for the year ended December 31, 2025.

The Company had $19.0 million and $25.8 million of accounts receivable, excluding those that are settled on a daily basis, that are included in other assets on the consolidated balance sheets related to contracts with customers as of December 31, 2024 and 2025, respectively. The standard payment terms on accounts receivable are 30 days. The Company’s allowance for bad debt and bad debt expense were immaterial for the periods presented.

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to employees in connection with the acquisition of lending partners. Capitalized costs are amortized over the expected period of benefit, which we have determined, based on an analysis, to be three years. The Company applies the practical expedient to expense costs to obtain contracts with customers if the amortization period is one year or less. As of December 31, 2024 and 2025, the Company had $2.5 million and an immaterial amount, respectively, of contract costs capitalized within other assets on the consolidated balance sheets. During the years ended December 31, 2023, 2024 and 2025, the Company recognized an amortization expense of $3.2 million, $3.2 million, and an immaterial amount, respectively, of capitalized contracts costs to sales and marketing in the consolidated statements of operations and comprehensive income (loss) for the years presented.

Customers accounting for greater than 10% of total revenue were as follows:

	Year Ended December 31,
	2023	2024	2025
Customer A	*	10%	33%
Customer B	29%	26%	20%
Customer C	23%	27%	*
Customer D	11%	*	*
__________
* Less than 10%

Customers accounting for greater than 10% of accounts receivable were as follows:

	December 31, 2024	December 31, 2025
Customer D	*	16%
Customer E	15%	16%
__________
* Less than 10%

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Servicing and Other Fees, Net

The Company also enters into contracts with lending partners and institutional investors, including securitization trusts and pass-through entities to provide loan servicing for the life of Upstart-powered loans. These services commence upon origination of these loans by lending partners and include collection, processing and reconciliations of payments received, institutional investor reporting and borrower customer support as well as distribution of funds to the holders of the loans. The Company charges the loan holder a monthly servicing fee calculated based on a predetermined percentage of the outstanding principal balance. Servicing fees also include certain ancillary fees charged on a per transaction basis for processing late payments and payments declined due to insufficient funds. Servicing fees are recognized in the period the services are provided.

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

The following table presents the components of servicing and other fees, net as part of revenue from fees, net in the Company’s consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
	2023	2024	2025
Servicing fees	$107,008	$89,323	$100,164
Borrower fees	29,139	26,444	29,375
Collection agency fees	15,865	16,405	14,434
Other fees	743	677	2,760
Net gain (loss) on servicing rights and fair value adjustments	(6,444)	206	10,299
Total servicing and other fees, net	$146,311	$133,055	$157,032

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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31,
	2023	2024	2025
Interest income(1)	$168,996	$186,360	$204,230
Interest expense(1)	(34,894)	(40,433)	(31,664)
Fair value and other adjustments, net:
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net(1)	(130,440)	(111,175)	(83,088)
Realized loss on sale of loans, net	(24,042)	(15,983)	(12,237)
Fair value adjustments and realized gains (losses) on beneficial interests, net	(26,489)	(17,707)	16,605
Total fair value and other adjustments, net	(180,971)	(144,865)	(78,720)
Total interest income, interest expense, and fair value adjustments, net	$(46,869)	$1,062	$93,846
__________
(1) Includes interest income, interest expense and unrealized loss on loans, loan charge-offs, and other fair value adjustments, net related to the consolidated securitization as follows:

	Year Ended December 31,
	2023	2024	2025
Interest income, interest expense, and fair value adjustments, net related to consolidated securitization:
Interest income	$19,697	$28,968	$16,593
Interest expense	(6,733)	(9,598)	(6,313)
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net	(5,496)	(29,396)	(11,114)
Total interest income, interest expense, and fair value adjustments, net	$7,468	$(10,026)	$(834)
Interest Income

As of December 31, 2024 and 2025, the Company has recorded $8.2 million and $10.2 million, respectively of accrued interest income in loans on the consolidated balance sheets. Accrued interest income on the line of credit receivable was immaterial as of both December 31, 2024 and 2025.

Interest Expense

Interest expense is primarily related to interest recorded on the Company’s borrowings on warehouse credit facilities and interest expense related to the consolidated securitization. Interest expense includes accrued interest incurred but not paid. Interest expense also includes changes in fair value of the interest rate caps. Accrued interest expenses for the warehouses were immaterial as of December 31, 2024 and 2025.

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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Fair value and other adjustments, net also includes amounts received from borrowers for previously charged-off loans held on the Company’s consolidated balance sheets. These amounts are recognized in the period when amounts are received. Amounts received from borrowers for previously charged-off loans were $7.2 million, $14.6 million, and $17.6 million for the years ended December 31, 2023, 2024 and 2025, respectively.

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

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

	December 31, 2024
	Assets	Liabilities	Net Assets
Consolidated securitization	$109,739	$87,322	$22,417
Consolidated warehouse entities	430,887	196,982	233,905
Other consolidated VIEs	271,483	3,270	268,213
Total consolidated VIEs	$812,109	$287,574	$524,535

	December 31, 2025
	Assets	Liabilities	Net Assets
Consolidated securitization	$58,275	$46,542	$11,733
Consolidated warehouse entities	167,158	101,791	65,367
Other consolidated VIEs	690,522	19,111	671,411
Total consolidated VIEs	$915,955	$167,444	$748,511
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

The following tables summarize the aggregate value of assets and liabilities of unconsolidated VIEs associated with securitizations in which the Company holds a variable interest but is not the primary beneficiary:

	December 31, 2024
	Assets(1)	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$507,666	$363,890	$143,776	$25,774
_________
(1) Represents cash and the unpaid principal balance of loans held by the unconsolidated VIEs.

	December 31, 2025
	Assets(1)	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$2,016,813	$1,426,987	$589,826	$101,670
_________
(1) Represents cash and the unpaid principal balance of loans held by the unconsolidated VIEs.

The Company’s maximum exposure to loss from its involvement with unconsolidated VIEs represents the value of securities retained and cash deposits made under the risk retention requirements for the related securitizations and estimates the loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is remote. The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $22.1 million and $97.4 million of securitization notes and residual certificates that are carried at fair value and included in other assets on the consolidated balance sheets as of December 31, 2024 and 2025, respectively. The Company also had $3.7 million and an immaterial amount of cash deposits held as reserve accounts for related securitizations, included in other assets on the consolidated balance sheets as of December 31, 2024 and 2025, respectively.

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

Beneficial interests represent the value of the future cash flows based on expected performance, discounted to the present value. The following table presents the aggregate outstanding principal balance of the underlying loan portfolios as well as the fair value of beneficial interest assets, by type, which collectively are presented as a separate caption on the consolidated balance sheets, and beneficial interest liabilities, which are presented in accrued expenses and other liabilities on the consolidated balance sheets.

	December 31, 2024		December 31, 2025
	Outstanding Principal Balance	Fair Value	Outstanding Principal Balance	Fair Value
Beneficial interest assets (hybrid instruments)	$2,214,535	$168,091	$4,530,737	$372,402
Beneficial interest assets (derivatives)	1,943,215	8,757	2,559,210	23,814
Total beneficial interest assets	$4,157,750	$176,848	$7,089,947	$396,216

Beneficial interest liabilities (derivatives)	$1,091,538	$10,089	$2,325,305	$5,075

The Company recognizes beneficial interests at fair value with changes reported as part of the fair value and other adjustments on the consolidated statements of operations and comprehensive income (loss). The table below presents net gains and losses recognized on beneficial interests during the following years:

	Year Ended December 31,
	2023	2024	2025
Fair value adjustments and realized gains (losses) on beneficial interests, net	$(26,489)	$(17,707)	$16,605

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The Company’s beneficial interests are associated with entities that meet the definition of a VIE or are evaluated under the voting interest model. The Company has variable interests in certain entities established in relation to its committed capital and co-investment arrangements, including purchaser trusts, which are unconsolidated VIEs. While the Company holds variable interests in these unconsolidated VIEs through committed capital and co-investment arrangements and as the servicer of the loans sold, the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance and has determined that it is not the primary beneficiary of these entities. The Company additionally holds loans as collateral in connection with committed capital and other co-investment arrangements in a consolidated VIE. Refer to “Note 3. Variable Interest Entities” for additional information. While held as collateral, these loans are ineligible to be sold and are classified as held-for-investment on the Company’s consolidated balance sheets.

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

	December 31, 2024	December 31, 2025
Cash and cash equivalents	$85,105	$160,055
Restricted cash	84,065	219,412
Beneficial interests	204,814	389,566
Line of credit receivable(1)	54,780	108,965
Loans(1)	30,579	53,762
Total(2)	$459,343	$931,760
__________
(1) Represents the unpaid principal balance.
(2) $137.4 million and $191.6 million as of December 31, 2024 and 2025, respectively, is related to assets held by one institutional investor.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

5.    Fair Value Measurement

The following table presents assets and liabilities measured at fair value and categorized in accordance with the fair value hierarchy:

	Level	December 31, 2024	December 31, 2025
Assets
Loans	3	$806,304	$984,552
Beneficial interest assets	3	176,848	396,216
Line of credit receivable	3	56,269	112,742
Loan servicing assets	3	27,439	40,941
Notes receivable and residual certificates	3	22,055	97,416
Interest rate cap(1)	2	1,864	225
Total assets		$1,090,779	$1,632,092
Liabilities
Payable to securitization note holders	3	$87,321	$46,542
Beneficial interest liabilities	3	10,089	5,075
Trailing fee liabilities	3	4,614	5,761
Loan servicing liabilities	3	1,180	4,383
Total liabilities		$103,204	$61,761
__________
(1) The fair value of the interest rate cap is determined based on the present value of the estimated future cash flows over the contract term using observable market-based inputs as of the valuation date, including implied interest rates.

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

The following table presents the fair value of classes of loans included in the Company’s consolidated balance sheets as of December 31, 2024 and 2025:

	December 31, 2024	December 31, 2025
Loans held-for-sale	$405,812	$393,159
Loans held-for-investment	297,543	537,631
Loans held in consolidated securitization	102,949	53,762
Total	$806,304	$984,552

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

The Company elected the measurement alternative under Topic 810, Consolidation, and maximizes the use of observable inputs to estimate the fair value of the financial assets and liabilities of UPST 2023-2. Under the measurement alternative, the Company determined that inputs and market data used to determine the value of UPST 2023-2 liabilities, which consist of securitization notes and residual certificates issued as part of this securitization, are more observable than those used to measure fair value of UPST 2023-2 financial assets, which consist of held-for-sale loans contributed as collateral. Thus, the loans are measured based on the sum of the fair value of the UPST 2023-2 securitization notes and residual certificates, with changes in fair value included in the consolidated statements of operations and comprehensive income (loss). The fair value is also corroborated with discounted cash flow that considers projected prepayments and historical defaults, losses and recoveries to project future losses and net cash flows on loans, discounted using an estimate of market rates of return as disclosed below in the “Significant Inputs and Assumptions” section. The fair value of loans in consolidated securitization also includes accrued interest.

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-investment and held-for-sale, excluding loans held in consolidated securitization:

	December 31, 2024			December 31, 2025
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	9.75%	22.37%	11.91%	5.00%	14.78%	9.51%
Credit risk rate	0.01%	93.12%	17.87%	0.01%	91.50%	15.52%
Prepayment rate	0.45%	89.07%	33.07%	0.45%	99.75%	43.41%
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

	December 31, 2024			December 31, 2025
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	5.96%	15.25%	9.59%	6.99%	15.00%	10.43%
Credit risk rate	0.67%	37.70%	15.66%	0.67%	35.68%	16.12%
Prepayment rate	6.73%	89.84%	41.51%	6.73%	89.84%	40.50%
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

Significant Recurring Level 3 Fair Value Input Sensitivity

The following table presents the sensitivity of the fair value of loans held-for-sale and held-for-investment, excluding the loans in consolidated securitization, to adverse changes in key assumptions used in the valuation model as of December 31, 2024 and 2025:

	December 31, 2024	December 31, 2025
Fair value of loans held-for-sale and held-for-investment	$703,355	$930,790
Discount rates
100 basis point increase	(9,048)	(12,006)
200 basis point increase	(17,881)	(23,623)
Expected credit loss rates on underlying loans
10% adverse change	(9,135)	(10,465)
20% adverse change	(18,129)	(20,397)
Expected prepayment rates
10% adverse change	(1,899)	*
20% adverse change	(3,783)	*
_________
* Immaterial

The table below presents the fair value sensitivity of loans in consolidated securitization to adverse changes in key assumptions. The fair value of loans in consolidated securitization is not sensitive to adverse changes in discount rates and prepayment rates as such changes do not result in a material impact on the fair value as of December 31, 2024 and 2025.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	December 31, 2024	December 31, 2025
Fair value of loans held in consolidated securitization	$102,949	$53,762
Expected credit loss rates on underlying loans
10% adverse change	(1,799)	*
20% adverse change	(3,577)	*
_________
* Immaterial

Rollforward of Level 3 Fair Values

The following table presents a rollforward of loans classified within Level 3 of the fair value hierarchy:

	Loans Held-for- Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2023	$830,574	$146,768	$179,071	$1,156,413
Reclassification of loans(1)	(7,201)	7,201	—	—
Purchases and originations of loans(1)(2)	2,224,563	323,069	—	2,547,632
Sale of loans(1)	(2,342,018)	—	—	(2,342,018)
Purchase of loans for immediate resale(1)	2,087,810	—	—	2,087,810
Immediate resale of loans(1)	(2,087,810)	—	—	(2,087,810)
Repayments received(1)	(201,106)	(137,050)	(47,997)	(386,153)
Charge-offs and changes in fair value recorded in earnings	(92,687)	(59,862)	(28,125)	(180,674)
Other changes	(6,313)	17,417	—	11,104
Fair value at December 31, 2024	$405,812	$297,543	$102,949	$806,304
Purchases and originations of loans(1)	2,329,749	1,032,970	—	3,362,719
Sale of loans(1)	(2,105,962)	(418,624)	—	(2,524,586)
Purchase of loans for immediate resale(1)	6,765,933	—	—	6,765,933
Immediate resale of loans(1)	(6,765,933)	—	—	(6,765,933)
Repayments received(1)	(193,197)	(314,827)	(37,885)	(545,909)
Charge-offs and changes in fair value recorded in earnings	(43,026)	(110,787)	(11,302)	(165,115)
Other changes	(217)	51,356	—	51,139
Fair value at December 31, 2025	$393,159	$537,631	$53,762	$984,552
_________
(1)    Represents the principal balance.
(2)    Purchase activity includes an immaterial unpaid principal balance related to securitization clean-up calls during the year ended December 31, 2024.

The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the consolidated balance sheets:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Loans		Loans > 90 Days Past Due
	December 31,	December 31,	December 31,	December 31,
	2024	2025	2024	2025
Outstanding principal balance	$858,440	$1,038,521	$11,236	$17,685
Net fair value and accrued interest adjustments	(52,136)	(53,969)	(9,638)	(13,094)
Fair value(1)(2)	$806,304	$984,552	$1,598	$4,591
_________
(1)     Includes $285.5 million and $367.4 million of auto loans at fair value as of December 31, 2024 and 2025, respectively, of which an immaterial amount are 90 days or more past due as of December 31, 2024 and 2025. Also includes $54.3 million and $149.5 million of HELOCs at fair value as of December 31, 2024 and 2025, respectively, of which immaterial amounts are 90 days or more past due as of December 31, 2024 and 2025, respectively.
(2)     The fair value of loans in nonaccrual status was immaterial as of December 31, 2024 and 2025.

Line of Credit Receivable

In connection with one of its committed capital and other co-investment arrangements, the Company issued a revolving line of credit receivable to a third-party, which is classified as held-for-investment. The fair value of the line of credit receivable as of December 31, 2024 and 2025 was $56.3 million and $112.7 million, respectively.

Valuation Methodology

The line of credit receivable is measured at estimated fair value using a discounted cash flow model. The model is based on the expected monthly outstanding balance of the line of credit receivable over the life of the agreement and considers the present creditworthiness of the counterparty and the difference between the market rates of return and the stated interest rate. Cash flows are discounted using an estimate of market rates of return. The fair value of the line of credit receivable also includes accrued interest.

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements related to the line of credit receivable:

	December 31, 2024			December 31, 2025
	Minimum	Maximum	Weighted-Average	Minimum	Maximum	Weighted-Average
Discount rate	6.75%	6.75%	6.75%	6.50%	6.50%	6.50%

Discount rate–The discount rate is the rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value. The discount rate used for the projected net cash flows is the Company’s estimate of the rate of return that market participants would require when investing in this financial instrument with cash flows dependent on credit quality of the counterparty. A risk premium component is implicitly included in the discount rate to reflect the amount of compensation market participants require due to the uncertainty inherent in the instrument’s cash flows resulting from risks such as credit and liquidity of the counterparty.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of the line of credit receivable to adverse changes in key assumptions do not result in a material impact to the fair value of the line of credit receivable as of December 31, 2024 and 2025.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Rollforward of Level 3 Fair Values

The following table presents a rollforward of the line of credit receivable classified by the Company within Level 3 of the fair value hierarchy:

Line of Credit Receivable
Fair value at December 31, 2023	$—
Issuances	54,780
Changes in fair value recorded in earnings	1,173
Changes in accrued interest	316
Fair value at December 31, 2024	$56,269
Issuances	59,461
Repayments	(5,276)
Changes in fair value recorded in earnings	1,923
Changes in accrued interest	365
Fair value at December 31, 2025	$112,742

Assets and Liabilities related to Securitization Transactions

As of December 31, 2024 and 2025, the Company held notes receivable and residual certificates with an aggregate fair value of $22.1 million and $97.4 million, respectively, within other assets on the Company’s consolidated balance sheets. The balances consist of securitization notes and residual certificates retained from unconsolidated securitization transactions.

As of December 31, 2024 and 2025, the Company recognized payables to securitization note holders of $87.3 million and $46.5 million at fair value, respectively. The balance represents the value of the securitization notes issued and owned by third-party investors in connection with UPST 2023-2. The value of the UPST 2023-2 securitization notes and residual certificates retained by the Company is eliminated in the consolidation process.

Valuation Methodology

The Company prioritizes the use of observable inputs in estimating the fair value of notes receivable and residual certificates and payable to securitization note holders when available. Fair value is corroborated using a discounted cash flow methodology. This approach uses assumptions of projected cash flows of the underlying collateral loan pools adjusted for features of these securities, which reflect the Company’s best estimates of the assumptions a market participant would use to determine fair value.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements related to notes receivable, residual certificates, and payable to securitization note holders:

	December 31, 2024			December 31, 2025
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Notes receivable and residual certificates
Discount rate	9.60%	22.37%	12.59%	5.75%	12.78%	10.72%
Credit risk rate	0.54%	50.28%	19.00%	0.38%	50.28%	21.10%
Prepayment rate	4.61%	94.53%	35.72%	4.11%	95.77%	33.04%
Payable to securitization note holders
Discount rate	5.96%	10.98%	8.52%	6.99%	10.40%	9.65%
Credit risk rate	0.67%	37.70%	15.66%	0.67%	35.68%	16.12%
Prepayment rate	6.73%	89.84%	41.51%	6.73%	89.84%	40.50%
_________
(1)Unobservable inputs were weighted by relative fair value.

Significant Recurring Level 3 Fair Value Input Sensitivity

Notes Receivable and Residual Certificates

Adverse changes in discount rates, credit risk rates, or prepayment rates do not result in a material impact to the fair value of notes receivable and residual certificates as of December 31, 2024 and 2025.

Payable to Securitization Note Holders

Adverse changes in discount rates, credit risk rates, and expected prepayment rates do not result in a material impact to the fair value of payable to securitization note holders as of December 31, 2024 and 2025.

Rollforward of Level 3 Fair Values

The following table presents a rollforward of the notes receivable and residual certificates and payables to securitization note holders related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2023	$14,847	$141,416
Additions	13,001	—
Repayments and settlements	(5,917)	(55,368)
Changes in fair value recorded in earnings	124	1,273
Fair value at December 31, 2024	$22,055	$87,321
Additions	95,880	—
Repayments and settlements	(23,051)	(40,592)
Changes in fair value recorded in earnings	2,532	(187)
Fair value at December 31, 2025	$97,416	$46,542

Loan Servicing Assets and Liabilities

As of December 31, 2024 and 2025, the Company’s loan servicing assets had a fair value of $27.4 million and $40.9 million, respectively, recorded within other assets on the consolidated balance sheets. As of December 31, 2024 and 2025, the Company’s loan servicing liabilities had a fair value of $1.2 million and $4.4 million, respectively, recorded within accrued expenses and other liabilities on the consolidated balance sheets.

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

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2024			December 31, 2025
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	13.00%	20.00%	17.14%	13.00%	20.00%	17.32%
Credit risk rate	0.08%	61.96%	16.05%	0.01%	61.96%	17.01%
Market-servicing rate (2)(3)	0.62%	3.70%	0.62%	0.62%	2.69%	0.65%
Prepayment rate	2.17%	96.90%	36.43%	1.96%	96.90%	36.50%
_________
(1)Unobservable inputs were weighted by relative fair value.
(2)Excludes ancillary fees that would be passed on to a third-party servicer.
(3)Expressed as a percentage of the outstanding principal balance of 1.19% - 3.70% for auto loans and 0.62% for personal loans as of December 31, 2024. Expressed as a percentage of the outstanding principal balance of 1.16% - 2.69% for auto loans and 0.62% - 2.00% for personal loans as of December 31, 2025.

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

Significant Recurring Level 3 Fair Value Input Sensitivity

The table below presents the fair value sensitivity of loan servicing assets to adverse changes in market-servicing rates. The fair value of loan servicing assets and liabilities are not sensitive to adverse changes in discount rates, credit risk rates, and prepayment rates as such changes do not result in a material impact on the fair value as of December 31, 2024 and 2025. Adverse changes in market-servicing rates do not result in a material impact to the fair value of loan servicing liabilities as of December 31, 2024 and 2025.

	December 31, 2024	December 31, 2025
Fair value of loan servicing assets	$27,439	$40,941
Expected market-servicing rates
10% market-servicing rates increase	(6,931)	(8,402)
20% market-servicing rates increase	(14,098)	(16,746)

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Rollforward of Level 3 Fair Values

The following table presents a rollforward of the loan servicing assets and liabilities classified by the Company within Level 3 of the fair value hierarchy:

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2023	$28,092	$2,038
Sale of loans	15,837	388
Changes in fair value recorded in earnings	(16,490)	(1,246)
Fair value at December 31, 2024	$27,439	$1,180
Sale of loans	32,148	4,145
Changes in fair value recorded in earnings	(18,646)	(942)
Fair value at December 31, 2025	$40,941	$4,383

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

As of December 31, 2024 and 2025, the fair value of the beneficial interest assets related to these arrangements was $176.8 million and $396.2 million, respectively. As of the same dates, the fair value of the beneficial interest liabilities was $10.1 million and $5.1 million, respectively.

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

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s fair value measurements of beneficial interests as of December 31, 2024 and 2025:

	December 31, 2024			December 31, 2025
	Minimum	Maximum	Weighted-Average(1)	Minimum	Maximum	Weighted-Average(1)
Beneficial interest assets
Discount rate	6.75%	13.75%	13.53%	6.50%	14.50%	12.90%
Credit risk rate spread(2)	(4.00)%	12.60%	1.32%	(7.59)%	13.42%	0.89%
Prepayment rate spread(3)	*	*	*	(7.56)%	15.50%	3.60%
Beneficial interest liabilities
Discount rate	13.75%	13.75%	13.75%	13.25%	13.25%	13.25%
Credit risk rate spread(2)	(0.24)%	18.68%	9.78%	(5.45)%	9.18%	1.90%
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

The following table presents the sensitivity of beneficial interest assets and liabilities to adverse changes in key assumptions used in the valuation model as of December 31, 2024 and 2025. Adverse changes in discount rates and prepayment rates do not result in a material impact to the fair value of beneficial interest liabilities as of December 31, 2024 and 2025.
Significant Recurring Level 3 Fair Value Input Sensitivity

	December 31, 2024	December 31, 2025
Fair value of beneficial interest assets	$176,848	$396,216
Discount rate
100 basis point increase	(3,247)	(4,912)
200 basis point increase	(6,384)	(9,676)
Expected credit risk rate spreads on underlying loans
10% adverse change	(44,356)	(80,110)
20% adverse change	(89,605)	(158,190)
Expected prepayment rate spreads on underlying loans
10% adverse change	*	(7,798)
20% adverse change	*	(15,244)

Fair value of beneficial interest liabilities	$10,089	$5,075
Expected credit risk rate spreads on underlying loans
10% adverse change	4,720	22,409
20% adverse change	10,259	44,420
_________
* Immaterial

Rollforward of Level 3 Fair Values

The following table presents a rollforward of beneficial interest assets and liabilities:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at December 31, 2023	$41,012	$4,221
Acquisition of beneficial interests	148,448	—
Settlement of beneficial interests	(7,461)	(6,700)
Changes in fair value recorded in earnings	(5,151)	12,568
Fair value at December 31, 2024	$176,848	$10,089
Acquisition of beneficial interests	326,870	5
Settlement of beneficial interests, net	(140,686)	(21,598)
Changes in fair value recorded in earnings	33,184	16,579
Fair value at December 31, 2025	$396,216	$5,075

Trailing Fee Liabilities

The Company pays certain lending partners monthly trailing fees based on the amount and timing of principal and interest payments made by borrowers of the underlying loans. The Company held trailing fee liabilities of $4.6 million and $5.8 million as of December 31, 2024 and 2025, respectively.

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

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for trailing fee liabilities:

	December 31, 2024			December 31, 2025
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	9.55%	22.37%	12.54%	5.00%	14.78%	10.15%
Credit risk rate	0.02%	88.53%	18.97%	0.04%	67.59%	19.48%
Prepayment rate	1.51%	95.80%	35.50%	1.52%	95.77%	34.59%
_________
(1) Unobservable inputs were weighted by relative fair value.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of trailing fee liabilities to adverse changes in key assumptions do not result in a material impact to the fair value of trailing fee liabilities as of December 31, 2024 and 2025.

Rollforward of Level 3 Fair Values

The following table presents a rollforward of trailing fee liabilities classified by the Company within Level 3 of the fair value hierarchy:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Trailing Fee Liabilities
Fair value at December 31, 2023	$4,251
Issuances	3,194
Repayments and settlements	(3,003)
Changes in fair value recorded in earnings	172
Fair value at December 31, 2024	$4,614
Issuances	4,043
Repayments and settlements	(2,900)
Changes in fair value recorded in earnings	4
Fair value at December 31, 2025	$5,761

 6.    Goodwill and Intangible Assets
Goodwill

During the year ended December 31, 2024 and 2025, there were no changes in the carrying amount of goodwill of $67.1 million on the Company’s consolidated balance sheets.
Intangible Assets

Acquired intangible assets subject to amortization consist of customer relationships, and are recorded net of amortization and included within other assets on the consolidated balance sheets. The gross and net carrying values and accumulated amortization are as follows:

	December 31, 2024			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$13,700	$(4,281)	$9,419	$13,700	$(5,423)	$8,277

Amortization expense was $4.3 million for the year ended December 31, 2023 and immaterial for the years ended December 31, 2024 and 2025.

Expected future amortization expense for intangible assets is as follows:

December 31, 2025
2026	$1,142
2027	1,142
2028	1,142
2029	1,142
2030	1,142
Thereafter	2,567
Total	$8,277

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

 7.    Balance Sheet Components
Other Assets

Other assets consisted of the following:

	December 31, 2024	December 31, 2025
Notes receivable and residual certificates (at fair value)(1)(3)	22,055	97,416
Receivables	48,233	46,647
Loan servicing assets (at fair value)(1)	27,439	40,941
Prepaid expenses	28,830	39,658
Other assets	19,321	17,379
Intangible assets, net(2)	9,431	8,289
Deposits	5,185	5,057
Total other assets	$160,494	$255,387
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
Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

	December 31, 2024	December 31, 2025
Internally developed software	$68,481	$95,923
Leasehold improvements	15,069	15,519
Computer and networking equipment	6,069	6,358
Furniture and fixtures	4,795	4,795
Total property, equipment, and software	94,414	122,595
Accumulated depreciation and amortization	(55,401)	(78,421)
Total property, equipment, and software, net	$39,013	$44,174

For the years ended December 31, 2023, 2024 and 2025, depreciation and amortization expense on property, equipment, and software was $20.6 million, $18.6 million, and $23.7 million, respectively.

Capitalized internally developed software balances, net of accumulated amortization, were $31.0 million and $38.5 million as of December 31, 2024 and 2025, respectively. The Company recognized $2.6 million of impairment charges to internally developed software as a result of the January 2023 Plan during the year ended December 31, 2023. Refer to “Note 15. Reorganization Expenses” for more information. The Company recognized immaterial impairment charges to internally developed software during the years ended December 31, 2024 and 2025.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31, 2024	December 31, 2025
Accrued expenses	$37,781	$68,232
Accrued payroll	64,514	49,275
Accounts payable	12,381	31,981
Other liabilities	3,241	6,788
Trailing fee liability (at fair value)	4,614	5,761
Beneficial interest liabilities (at fair value)	10,089	5,075
Loan servicing liabilities (at fair value)	1,180	4,383
Total accrued expenses and other liabilities	$133,800	$171,495

 8.    Borrowings

The following table presents the aggregate principal outstanding of all borrowings that are included in the consolidated balance sheets:

	December 31, 2024	December 31, 2025
Warehouse credit facilities	$195,605	$97,333
Risk retention financing facility	—	75,647
Convertible senior notes	1,230,379	1,687,794
Total payments due	1,425,984	1,860,774
Unamortized debt discount	(23,816)	(31,629)
Total borrowings	$1,402,168	$1,829,145
The following table summarizes the aggregate amount of maturities of all borrowings:

December 31, 2025
2026	$66,544
2027	—
2028	97,332
2029	431,250
2030	500,000
Thereafter	765,648
Total	$1,860,774

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Warehouse Credit Facilities

The following table presents the details of the Company’s revolving warehouse credit facilities:

				December 31, 2024		December 31, 2025
	Stated Interest Rate(1)	Termination and Maturity(2)	Total Borrowing Capacity(3)	Collateral(4)	Outstanding Borrowings	Collateral(4)	Outstanding Borrowings
Upstart Auto Warehouse Trust	Benchmark rate + 3.0%	April 2025	$—	$167,166	$23,228	$—	$—
Upstart Auto Warehouse Trust 2	Benchmark rate + 0% - 4.0%	August 2026 and August 2027	150,000	19,396	11,353	3	1
Upstart Loan Trust	Benchmark rate + 2.4% - 3.8%	June 2027 and June 2028	325,000	74,541	34,217	56,255	23,025
Upstart Small Dollar Loan Trust	Benchmark rate + 5.5%	June 2027 and June 2028	100,000	108,980	61,807	128,973	74,307
Upstart High Yield Loan Trust	Benchmark rate + 2.8%	December 2025	—	87,493	65,000	—	—
Total			$575,000	$457,576	$195,605	$185,231	$97,333

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
(3)Total capacity is as of December 31, 2025. Upstart Small Dollar Loan Trust has $100.0 million of uncommitted capacity and Upstart Loan Trust has $150.0 million of uncommitted capacity out of the $325.0 million total. As of December 31, 2025, the Upstart Auto Warehouse Trust facility and the Upstart High Yield Loan Trust facility have been terminated.
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

On December 29, 2025, Upstart High Yield Loan Trust was fully repaid and the Company terminated the facility.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The Company’s warehouse credit facilities contain certain financial covenants. On January 15, 2026, the Company obtained a waiver under the Upstart Loan Trust warehouse facility related to breaches of certain financial covenants for the December 2025 collection period. As of December 31, 2025, the Company was in compliance with all applicable covenants for its other warehouse credit facilities.

Risk Retention Financing Facility

In June 2025, the Company entered into a $100.0 million risk retention financing facility to finance certain securitization notes receivable it retained in a capacity of the risk retention sponsor under applicable risk retention regulations. Under this facility, the Company pledged the securitization notes receivable as collateral. The facility’s maturity aligns with the stated maturities of the underlying notes, which range from 2026 to 2035. The facility is accounted for as a secured borrowing.

As of December 31, 2025, the outstanding balance of the facility was $75.6 million, presented within borrowings on the consolidated balance sheets, and the fair value of the securitization notes receivable pledged was $75.9 million, which is presented within other assets on the consolidated balance sheets. The financing bears interest at the weighted-average coupon of the pledged securities plus a 0.40% spread.

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

The repurchases of the 2026 Notes were accounted for as a debt extinguishment. The difference between the consideration paid to repurchase the 2026 Notes and the carrying value of the 2026 Notes, resulted in a gain on debt extinguishment of $33.4 million and $7.2 million separately reported on the consolidated statement of operations and comprehensive income (loss) during the years ended December 31, 2024 and 2025, respectively. The partial extinguishments did not result in any changes to the terms of the 2026 Notes.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The table below presents the activity of the Notes during the year ended December 31, 2025:

Principal balance of Notes outstanding as of December 31, 2024	$1,230,379
Issuance of 2032 Notes	690,000
Repurchases of 2026 Notes	(232,585)
Principal balance of Notes outstanding as of December 31, 2025	$1,687,794

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

The Company accounted for the issuance of each series of the Notes as a single liability at par as the conversion feature of each series of Notes does not require bifurcation as a derivative under ASC 815 and the Notes were not issued at a substantial premium. Debt issuance costs related to the 2026 Notes, 2029 Notes, 2030 Notes and 2032 Notes totaled $15.7 million, $10.4 million, $11.8 million, and $14.4 million respectively, which are amortized to interest expense under the effective interest method over the contractual term. The effective interest rate of the 2026 Notes, 2029 Notes, 2030 Notes and 2032 Notes is 0.7%, 2.5%, 1.4%, and 0.3% respectively. The Company recorded immaterial, $4.5 million, and $14.2 million coupon interest expense related to the Notes for the years ended December 31, 2023, 2024 and 2025, respectively. The Company also recorded $3.1 million, $3.2 million, and immaterial amount of amortization of debt issuance costs within other income, net on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2023, 2024 and 2025, respectively. Accrued interest expenses related to the Notes were $3.3 million and immaterial as of December 31, 2024 and 2025, respectively.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents the components of the Notes as of December 31, 2024 and December 31, 2025:

	December 31, 2024				December 31, 2025
	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Fair Value	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Fair Value
2026 Notes	$299,129	$(2,339)	$296,790	$272,727	$66,544	$(209)	$66,335	$63,958
2029 Notes	431,250	(9,932)	421,318	675,732	431,250	(7,933)	423,317	566,500
2030 Notes	500,000	(11,545)	488,455	488,015	500,000	(9,643)	490,357	461,614
2032 Notes	—	—	—	—	690,000	(13,613)	676,387	573,687
Total	$1,230,379	$(23,816)	$1,206,563	$1,436,474	$1,687,794	$(31,398)	$1,656,396	$1,665,759

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

In the third quarter of 2024 and 2025, in connection with the partial repurchases of the 2026 Notes described above, the Company entered into agreements to terminate portions of the 2026 Capped Calls corresponding to the aggregate principal amounts of the 2026 Notes repurchased. As a result of these partial terminations, the Company received immaterial cash payments which were recorded as an increase to additional paid-in capital within stockholders’ equity.

 9.    Stockholders' Equity
Common Stock Reserved for Future Issuance

In December 2020, the Company's amended and restated certificate of incorporation became effective, which authorizes the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share. Shares of common stock reserved for issuance, on an as-converted basis, are as follows:

	December 31, 2024	December 31, 2025
Options issued and outstanding	10,709,898	9,204,983
Restricted stock units outstanding	3,703,631	2,276,156
Shares available for future issuance under 2020 plan	7,669,374	10,922,232
Shares available for issuance under employee stock purchase plan	3,425,952	4,140,207
Total	25,508,855	26,543,578
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

The Company records share repurchases on the settlement date. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. The Company’s policy for share retirements is to allocate the excess between par value and the repurchase price, including costs and fees, to additional paid-in capital. During the year ended December 31, 2025, the Company made no repurchases of common stock. As of December 31, 2025, $222.1 million remains available for future purchases of our common stock under the share repurchase program.

At-the-Market Program

On February 14, 2025, in connection with the commencement of an “at the market” offering program, the Company entered into a sales agreement (the “Sales Agreement”) with BTIG, LLC, under which the Company may offer and sell, from time to time, up to an aggregate of $500.0 million of its common stock. The Company will pay a commission of up to 2% of the gross proceeds of shares sold, if any, under the Sales Agreement and intends to use

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

the net proceeds from sales for working capital and general corporate purposes. As of December 31, 2025, no shares were issued under the program.
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

In October 2020, our Board of Directors adopted, and in November 2020 our Board of Directors amended and our stockholders approved, our 2020 Equity Incentive Plan (“2020 Equity Incentive Plan”), which was effective on December 14, 2020. The Company terminated the 2012 Equity Incentive Plan immediately prior to effectiveness of the 2020 Equity Incentive Plan with respect to the grant of future awards. However, our 2012 Equity Incentive Plan continues to govern the terms and conditions of the outstanding awards granted under our 2012 Equity Incentive Plan.

The 2020 Equity Incentive Plan authorizes granting of ISOs, NSOs, stock appreciation rights, restricted stock, RSUs, and performance awards to eligible participants. In addition, the 2020 Equity Incentive Plan also includes any shares subject to awards granted under our 2012 Equity Incentive Plan that, on or after December 15, 2020, expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by us for payment of an exercise price or for satisfying tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest. The maximum number of shares that may be added to the 2020 Equity Incentive Plan pursuant to outstanding awards under the 2012 Equity Incentive Plan is 15,000,000 shares. The number of shares available for issuance under our 2020 Equity Incentive Plan also includes an annual increase on the first day of each fiscal year beginning with 2021 in an amount equal to the lesser of 15,000,000 shares or 5% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2025:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2024	10,709,898	$18.35	5.9	$495,359
Options granted	791,546	66.21
Options exercised	(1,580,432)	10.67
Options cancelled and forfeited	(716,029)	26.98
Balances at December 31, 2025	9,204,983	23.11	5.3	247,040
Options exercisable – December 31, 2025	7,187,200	19.57	4.6	215,603
Options vested and expected to vest – December 31, 2025	9,196,475	$23.09	5.3	$246,960

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of December 31, 2025. The aggregate intrinsic value of options exercised for the years ended December 31, 2023, 2024 and 2025 was $28.9 million, $139.6 million, and $84.6 million respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2023, 2024 and 2025 was $8.19, $15.11 and $35.61 per share, respectively. The total fair value of options vested for the years ended December 31, 2023, 2024 and 2025 was $34.7 million, $30.5 million, and $21.9 million, respectively.

As of December 31, 2025, total unrecognized stock-based compensation expense related to unvested stock options was $35.2 million, which is expected to be recognized over a remaining weighted-average period of 1.9 years.

Restricted Stock Units

The Company grants RSUs to employees and non-employees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over one to four years. The following table summarizes RSU activity for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	3,703,631	$33.46
RSUs granted	2,021,781	62.12
RSUs vested	(2,763,508)	41.78
RSUs cancelled and forfeited	(685,748)	38.06
Unvested at December 31, 2025	2,276,156	$47.43

As of December 31, 2025, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $78.2 million, which is expected to be recognized over a remaining weighted-average period of 1.1 years.

Performance-based Restricted Stock Units

On February 24, 2023, the Company’s Compensation Committee of the Board of Directors approved the cancellation of PRSUs that may be settled for 687,500 shares of the Company’s common stock granted to an executive in February 2022.

At the time the PRSUs were granted, the PRSUs were intended to be the executive’s primary compensation through calendar year 2029. The Compensation Committee later determined that the grant no longer provided the intended retention and incentive value to the executive and believed it was in the best interest of the Company and its stockholders to cancel the PRSUs in exchange for the reinstatement of the executive’s cash compensation.

Compensation expense associated with the PRSUs was recognized using the straight-line attribution method for each of the nine vesting tranches over the respective derived service period. The weighted-average grant date fair value using the Monte Carlo simulation was $68.76 per share. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether these conditions will be achieved or not, and stock-based compensation expense for any such awards is not reversed if the market condition is not met. The cancellation of the grant was treated by the Company as a settlement for no consideration and remaining unrecognized compensation expense of $39.0 million associated with the grant was accelerated and recorded by the Company as part of engineering and product development expense on the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2023.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

There were no PRSUs outstanding during the years ended December 31, 2024 and 2025.

2020 Employee Stock Purchase Plan

Our ESPP provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on the exercise date. During the year ended December 31, 2025, 219,818 shares of common stock were purchased under the ESPP.

As of December 31, 2025, total unrecognized stock-based compensation expense related to the ESPP was immaterial.

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

The following assumptions were used to estimate the fair value of options granted:

Year Ended December 31,
	2023	2024	2025
Expected term (in years)	5.1 – 7.0	5.1 – 7.0	5.1 – 7.0
Expected volatility	50.96% – 53.76%	50.32% – 67.85%	50.66% – 67.40%
Risk-free interest rate	3.45% – 4.86%	3.76% – 4.43%	3.72% – 4.09%
Dividend yield	—%	—%	—%

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following assumptions were used to estimate the fair value of ESPP purchase rights:

	Year Ended December 31,
	2023	2024	2025
Expected term (in years)	0.5	0.5	0.5
Expected volatility	97.74% – 131.05%	88.37% – 96.69%	95.30% – 99.09%
Risk-free interest rate	4.97% – 5.55%	5.04% – 5.30%	4.12% – 4.34%
Dividend yield	—%	—%	—%

Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its consolidated statements of operations and comprehensive income (loss) for employees and non-employees:

	Year Ended December 31,
	2023	2024	2025
Sales and marketing	$8,166	$11,705	$12,679
Customer operations	10,683	7,038	7,200
Engineering and product development	110,381	70,786	65,691
General, administrative, and other	45,809	43,871	46,380
Total	$175,039	$133,400	$131,950

 10.    Leases

The Company’s operating leases expire between 2026 and 2029 and are primarily for its corporate headquarters in San Mateo, California, as well as additional office space in Columbus, Ohio and Austin, Texas. Certain leases have rent abatement, escalating rent payment provisions, lease renewal options, and tenant allowances. Rent expense is recognized on a straight-line basis over the non-cancelable lease term, except when it is reasonably certain that the renewal option will be exercised.

During the year ended December 31, 2025, the Company amended its operating lease for its San Mateo office space, which revised the remaining lease term and future lease payments. The amendment resulted in a remeasurement of the related operating lease liability and a corresponding adjustment to the right-of-use asset, reducing both balances by $15.4 million.

Future minimum lease payments are as follows:

December 31, 2025
2026	$10,607
2027	5,558
2028	4,441
2029	2,990
Total undiscounted lease payments	23,596
Less: Present value adjustment	(2,447)
Operating lease liabilities	$21,149

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

As of December 31, 2025, the Company has entered into leases that have not yet commenced with estimated total future lease payments of $66.2 million. These leases are expected to commence during the fiscal year of 2026, with initial lease terms ranging from 8 to 11 years.

The Company had immaterial finance lease expense during the year ended December 31, 2023 and no finance lease expense during the year ended December 31, 2024 and 2025. The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance and parking fees, were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial during the periods presented. The Company had immaterial sublease income during the years ended December 31, 2023, 2024 and 2025. Operating lease expense was as follows:

	Year Ended December 31,
	2023	2024	2025
Rent expense	$15,766	$14,198	$14,031
Variable lease payments	$4,067	$3,776	$4,030

Supplemental cash flow and non-cash information related to the Company’s operating leases was as follows:

	Year Ended December 31,
	2023	2024	2025
Cash paid for amounts included in the measurement of lease liabilities	$22,014	$14,396	$15,902
Adjustments to operating lease right-of-use assets due to modification and other reassessment events	$(19,865)	$—	$(15,397)

Supplemental balance sheet information related to the Company’s operating leases was as follows:

	December 31, 2024	December 31, 2025
Weighted-average remaining lease term (in years)	3.60	2.70
Weighted-average discount rate	5.22%	7.13%

 11.    Commitments and Contingencies
Commitments

The Company has loan purchase obligations under the Company’s loan agreements with certain lending partners. These lending partners retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the conclusion of the required holding period. As of December 31, 2024 and 2025, the total loan purchase commitment included outstanding principal balance of $72.8 million and $116.9 million, respectively.

The Company has extended a line of credit in connection with one of its committed capital and other co-investment arrangements. As of December 31, 2024, the Company had unfunded commitments related to the line of credit of $7.6 million. As of December 31, 2025, the Company had no unfunded commitments related to the line of credit.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The Company has commitments to fund future advances on HELOCs. As of December 31, 2024 and 2025, these commitments were $7.6 million and $18.0 million, respectively, however, since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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

From time to time the Company is subject to, and it is presently involved in, various litigation and legal proceedings arising from the ordinary course of business activities, the outcome of which the Company cannot reasonably determine. Other than the class actions and derivative actions described below, the Company does not believe that it is presently a party to any litigation of which the outcome would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. As of December 31, 2024 and 2025, immaterial loss contingencies were recorded in connection with legal proceedings.

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

Repurchases

Under the terms of our agreements with lending partners and institutional investors, as well as in agreements with investors in securitizations and pass-through certificate transactions, the Company may, in certain circumstances, become obligated to repurchase loans from or indemnify such lending partners and institutional investors. Generally, these circumstances include the occurrence of verifiable identity theft, the failure of sold loans to meet the terms of certain loan-level representations and warranties that speak as of the time of origination or sale, the failure to comply with other contractual terms with lending partners and institutional investors, or a violation of the applicable federal, state, or local lending laws.

The maximum potential amount of future payments associated with any repurchase or indemnification obligation is the outstanding balances of the loans held by lending partners and institutional investors, which as of December 31, 2024 and 2025, was $11,237.2 million and $14,290.4 million, respectively. Actual payments made relating to the Company’s repurchase and indemnification obligations were $6.0 million and immaterial for the year ended December 31, 2024 and 2025, respectively.

The Company did not have material contingent liabilities related to future loan repurchase obligations as of December 31, 2024 and 2025. These amounts are included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Legal

On July 26, 2022, a lawsuit was filed in United States District Court, Southern District of Ohio, captioned Crain v. Upstart Holdings, Inc. et al., Case No. 2:22-cv-02935-ALM-EPD (S.D. Ohio) against the Company, the Company’s Chief Executive Officer, and Chief Financial Officer, alleging that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Crain lawsuit claims unspecified damages and legal fees. On August 16, 2022, the court appointed a lead plaintiff and approved lead counsel in the Crain action. On December 5, 2022, the lead plaintiff filed a consolidated amended complaint, which names the same defendants as the previous complaint, along with two Company executives, as well as Third Point LLC and its CEO and Third Point Ventures LLC and its managing partner (also a former Upstart board member). The consolidated amended complaint brings the same claims as the previous complaint but adds a claim under Section 20A of the Exchange Act. On February 24, 2023, the defendants filed motions to dismiss the consolidated amended complaint. On September 29, 2023, the Court issued an order, granting in part and denying in part the Upstart defendants’ motion, and granting the motion filed by Third Point LLC and its CEO and Third Point Ventures LLC. On November 7, 2023, the Upstart defendants filed a motion for reconsideration, which the Court denied on August 5, 2024. On February 2, 2024, Lead Plaintiff, Universal-Investment-Gesellschaft mbH, and plaintiffs, Kathy Brooks and Kevin Crain, filed a motion for an order to certify this matter, now captioned In re Upstart Holdings Securities Litigation, as a class action, appoint themselves as class representatives, and approve their selection of Motley Rice LLC and Robbins Geller Rudman & Dowd LLP as co-class counsel, which motion the Court granted on March 27, 2025. On December 6, 2024, plaintiffs filed a motion for leave to file a first amended complaint, which motion the Court granted on September 29, 2025. The first amended complaint adds back as defendants Third Point LLC and its CEO and Third Point Ventures LLC. On November 14, 2025, Third Point LLC, its CEO, Third Point Ventures LLC, and its managing partner moved to dismiss the claims asserted against them in the first amended complaint, which motion plaintiffs opposed on January 8, 2026. The Company believes the remaining claims in the action are without merit and intends to defend itself vigorously.

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

 12.    Income Taxes

Income (loss) before income taxes consisted entirely of income (loss) from domestic operations of $(240.0) million, $(128.4) million, and $54.3 million for the calendar years ended December 31, 2023, 2024 and 2025, respectively. Income tax expense included in the consolidated statements of operations and comprehensive income (loss) consisted of the following:

	Year Ended December 31,
	2023	2024	2025
Current:
Federal	$—	$—	$—
State	107	185	728
Total current tax expense	107	185	728
Deferred:
Federal	$—	$—	$—
State	—	—	—
Total deferred tax expense	—	—	—
Total provision for income taxes	$107	$185	$728

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Income tax expense differed from the amount computed by applying the Federal statutory income tax rate of 21% to net income (loss) before income taxes for the years ended December 31, 2023, 2024 and 2025 as a result of the following:

	Year Ended December 31,
	2023		2024		2025
	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal statutory tax rate	$(50,405)	21.00%	$(26,963)	21.00%	$11,409	21.00%
State and local income taxes, net of federal income tax effect(1)	28	(0.01)%	180	(0.14)%	672	1.24%
Foreign tax effects	—	—%	—	—%	—	—%
Effect of changes in tax law or rates enacted in the current period	—	—%	—	—%	—	—%
Effect of cross-border tax laws	—	—%	—	—%	—	—%
Tax credits
Research and development tax credits	(6,288)	2.62%	(7,806)	6.08%	(10,187)	(18.75)%
Changes in valuation allowance	38,189	(15.91)%	50,585	(39.40)%	9,711	17.87%
Nontaxable or nondeductible items
Stock-based compensation	2,306	(0.96)%	(30,120)	23.46%	(26,048)	(47.94)%
Section 162(m) limitation	16,586	(6.91)%	13,840	(10.78)%	15,304	28.17%
Other	490	(0.20)%	381	(0.30)%	544	1.00%
Changes in unrecognized tax benefits	287	(0.12)%	178	(0.14)%	426	0.78%
Other adjustment
Federal provision-to-return adjustment	(1,154)	0.48%	(608)	0.47%	(1,133)	(2.09)%
Other	68	(0.03)%	518	(0.40)%	30	0.06%
Effective tax rate	$107	(0.04)%	$185	(0.15)%	$728	1.34%
_________
(1)State taxes in Pennsylvania and Texas made up the majority (greater than 50 percent) of the tax effect in this category.

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act includes significant changes to the U.S. tax code, including restoration of immediate recognition of domestic research and development (“R&D”) expenditures and reinstatement of 100% bonus depreciation for qualifying property. The Company has assessed the Act’s impact and concluded that it did not materially affect its effective tax rate for the current quarter. The Company has elected to immediately expense domestic R&D expenditures incurred in 2025 and will continue to amortize any previously capitalized amounts over the original amortization period.

The tax effects of temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities related to the following:

	December 31,
	2024	2025
Deferred tax assets:
Net operating loss carryforwards	$346,356	$357,440
Research and development tax credits	56,675	69,300
Capitalized research and experimental expenditures	84,572	65,211
Accruals and reserves	19,494	18,795
Convertible debt transactions	1,189	12,574
Investment in partnerships	—	11,363
Stock-based compensation	12,249	10,622
Operating lease liabilities	14,564	5,456
Amortization	612	322
Other	402	288
Total deferred tax assets	536,113	551,371
Less: valuation allowance	(508,966)	(531,883)
Deferred tax assets – net of valuation allowance	27,147	19,488
Deferred tax liabilities:
Servicing rights	7,607	9,436
Right of use asset	12,587	4,234
Interest receivables	2,481	2,821
Intangible assets	2,728	2,135
Depreciation	1,183	784
Investment in partnerships	242	—
Other	319	78
Total deferred tax liabilities	27,147	19,488
Net deferred tax assets	$—	$—
Management believes that, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, and as such the Company maintains a full valuation allowance at December 31, 2025. The valuation allowance increased by $22.9 million for the year ended December 31, 2025 primarily as a result of current year activities.

As of December 31, 2025, the Company had approximately $1,164.9 million and $1,680.0 million of federal and state (post-apportioned) net operating losses (NOL), that will begin to expire in 2035 and 2034, respectively. The Company has Federal and California research and development tax credits of approximately $77.3 million and $28.1 million, respectively. The Federal research credits will begin to expire in 2032 and the California research credits have no expiration date. The Internal Revenue Code (“IRC”) limits the amount of NOL

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

carryforwards that a company may use in a given year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. Utilization of NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company performed an ownership analysis and identified ownership changes in prior years, as defined under IRC Section 382 and 383, however neither resulted in a material limitation that will reduce the total amount of NOL carryforwards and credits that can be utilized.

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2024	2025
Balance at beginning of year	$18,474	$22,158	$26,466
Additions for tax positions of prior years	308	179	441
Tax positions related to the current year	3,376	4,129	5,290
Balance at end of year	$22,158	$26,466	$32,197

If recognized, all of the unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets. As of December 31, 2025, the Company had $32.2 million unrecognized income tax benefits and there was increases of $5.7 million to the Company’s unrecognized tax benefits during the year. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its consolidated balance sheet and consolidated statement of operations and comprehensive income (loss) for the tax year ended December 31, 2025.

The Company files income tax returns in the U.S. Federal jurisdiction and various state and local jurisdictions. The Company is currently under examination by the Internal Revenue Service with respect to its U.S. federal income tax return for the 2023 tax year. The Company is not under examination by state or local income tax authorities at this time. However, because the Company has net operating losses and credits carried forward in several jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years. All tax returns will remain open for examination by the federal and most state taxing authorities for three years and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.

The Company paid income taxes to multiple jurisdictions during the period. The table below summarizes income taxes paid, net of refunds received, to federal, state and local, and foreign tax authorities:

	Year Ended December 31,
	2023	2024	2025
Federal	$—	$—	$—
State and local	(658)	258	590
Foreign	—	—	—
Total	$(658)	$258	$590

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Income taxes paid (net of refunds) exceeds 5 percent of total income taxes paid (net of refund) in the following jurisdictions:

	Year Ended December 31,
	2023	2024	2025
State and local
California	$(1,200)	*	*
New York	184	71	119
North Carolina	88	30	117
Tennessee	*	32	107
Oregon	67	36	94
New York City	92	22	58
Texas	52	45	46
Louisiana	*	*	30
_________
* Jurisdiction below the threshold for the period presented.

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

	Year Ended December 31,
	2023	2024	2025
Numerator:
Net income (loss) attributable to common stockholders, basic	$(240,132)	$(128,581)	$53,601
Add: Dilutive effect of convertible senior notes, net(1)	—	—	(4,881)
Net income (loss) attributable to common stockholders, diluted	$(240,132)	$(128,581)	$48,720
Denominator:
Weighted-average common shares outstanding used to calculate net income (loss) per share, basic	83,765,896	89,450,038	96,030,558
Stock options, RSUs, and ESPP	—	—	7,516,007
Convertible senior notes(2)	—	—	3,946,170
Weighted-average effect of dilutive securities	—	—	11,462,177
Weighted-average common shares outstanding used to calculate net income (loss) per share, diluted	83,765,896	89,450,038	107,492,735

Net income (loss) per share, basic	$(2.87)	$(1.44)	$0.56
Net income (loss) per share, diluted	$(2.87)	$(1.44)	$0.45

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

_________
(1)For the year ended December 31, 2025, diluted earnings per share and diluted net income attributable to common stockholders excludes gain on extinguishment of debt and interest expense, net of tax, associated with convertible senior note activity during the year, as evaluated under the if-converted method.
(2)For the year ended December 31, 2025, includes incremental dilutive shares from the 2026 and 2032 convertible senior notes.
The following securities were excluded from the computation of diluted net income (loss) per share for the years presented, due to their anti-dilutive effect:

	Year Ended December 31,
	2023	2024	2025
Options to purchase common stock	12,617,254	10,709,898	1,421,770
Unvested RSUs	5,534,394	3,703,631	2,438,250
Purchase rights committed under the ESPP	184,447	163,228	68,965
Convertible senior notes	2,318,078	15,929,353	14,880,726
Total	20,654,173	30,506,110	18,809,711

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

Contribution Profit is the primary measure of segment profit and loss reviewed by the CODM to assess business performance and strategy, prepare the Company’s annual operating budget and financial forecasts, and communicate with the Company’s Board of Directors concerning the Company’s financial performance. The significant segment expenses regularly reviewed by the CODM in evaluating Contribution Profit include borrower acquisition costs and borrower verification and servicing costs. To derive Contribution Profit, the Company subtracts the sum of borrower acquisition costs as well as borrower verification and servicing costs from revenue from fees, net.

The following table presents financial information, including Contribution Profit, for the Company’s Personal Lending segment:

Upstart Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31,
	2023	2024	2025
Personal Lending
Revenue from fees, net	$552,447	$624,832	$929,218
Borrower acquisition costs(2)	(85,599)	(115,198)	(235,371)
Borrower verification and servicing costs(3)	(99,906)	(107,388)	(130,284)
Contribution Profit for Personal Lending	$366,942	$402,246	$563,563
_______
(1)Beginning in the third quarter of 2025, the Company reclassified auto secured personal loans from Personal Lending to Auto Lending operating segment. Prior period segment information reflects the change, which was immaterial to the Company’s consolidated financial statements.
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

The following table presents a reconciliation of total Contribution Profit to Net income (loss) before income taxes:

	Year Ended December 31,
	2023	2024	2025
Contribution Profit:
Personal Lending	$366,942	$402,246	$563,563
Reconciling items:
Other Contribution Profit/(Loss)(1)	(13,648)	(20,713)	(32,469)
Sales and marketing, net of borrower acquisition costs(2)	(36,626)	(41,783)	(45,270)
Customer operations, net of borrower verification and servicing costs(3)	(33,798)	(29,080)	(25,697)
Engineering and product development	(280,138)	(253,653)	(257,602)
General, administrative, and other	(212,388)	(230,935)	(253,740)
Interest income, interest expense, and fair value adjustments, net	(46,869)	1,062	93,846
Other income, net	21,206	18,793	24,324
Expense on convertible notes	(4,706)	(7,694)	(19,872)
Gain on debt extinguishment	—	33,361	7,246
Net income (loss) before income taxes	$(240,025)	$(128,396)	$54,329
_________
(1)Includes Auto Lending and Other operating segments, which did not meet the separate reporting or aggregation criteria under GAAP.
(2)Borrower acquisition costs were $90.5 million, $125.0 million and $256.2 million for the years ended December 31, 2023, 2024 and 2025, respectively. Borrower acquisition costs consist of the Company’s sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for the Company’s business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses.
(3)Borrower verification and servicing costs were $116.6 million, $128.9 million and $162.7 million for the years ended December 31, 2023, 2024 and 2025, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of the Company’s customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses.

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
To further decrease operating costs and streamline operations, the Company implemented an additional series of initiatives which reduced the Company’s workforce by approximately 13% during the year ended December 31, 2024. In relation to these initiatives, the Company incurred $4.4 million in charges related to severance payments, employee benefits and associated taxes. These reorganization costs are reported in the relevant operating expense category on the consolidated statements of operations and comprehensive income (loss).

During the year ended December 31, 2025, the Company incurred no reorganization expenses.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, and their report is included below.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Upstart Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 10, 2026, expressed an unqualified opinion on those financial statements.

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
February 10, 2026
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

During the quarter ended December 31, 2025, the following officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K):

Name and title of officer: Scott Darling, Chief Legal Officer
Date of adoption: December 4, 2025
Duration of the trading arrangement: Through August 31, 2026 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 158,995 shares, plus any additional shares to be received upon the vesting of restricted stock units to occur on various dates within the duration of the trading arrangement, net of shares withheld to cover tax obligations upon the vesting, plus any shares purchased under the ESPP.

Name and title of officer: Natalia Mirgorodskaya, Chief Accounting Officer
Date of adoption: November 28, 2025
Duration of the trading arrangement: Through September 1, 2026 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 14,440 shares, plus any additional shares to be received upon the vesting of restricted stock units to occur on various dates within the duration of the trading arrangement, net of shares withheld to cover tax obligations upon the vesting, plus any shares purchased under the ESPP.

During the quarter ended December 31, 2025, the following director and officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company terminated a “Rule 10b5-1 trading arrangement” (as defined under Item 408(a) of Regulation S-K).

Name and title of director and officer: Paul Gu, Chief Technology Officer
Date of termination: November 12, 2025
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

The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION

The remaining information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our principal accountant is Deloitte & Touche, LLP. The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2025.

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-K	001-39797	3.1	February 18, 2022
3.2	Amended and Restated Bylaws.	8-K	001-39797	3.2	November 18, 2022
4.1	Form of Common Stock Certificate.	S-1/A	333-249860	4.1	December 4, 2020
4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, amended as of December 31, 2018.	S-1	333-249860	4.2	November 6, 2020
4.3	Description of Capital Stock.	10-K	001-39797	4.3	February 14, 2025
4.4	Indenture, dated August 20, 2021, between the registrant and U.S. Bank National Association.	8-K	001-39797	4.1	August 20, 2021
4.5	Form of 0.25% Convertible Senior Note due 2026 (included in the indenture filed as Exhibit 4.4).	8-K	001-39797	4.2	August 20, 2021
4.6	Indenture, dated September 19, 2024, between Upstart Holdings, Inc. and U.S. Bank Trust Company, National Association.	8-K	001-39797	4.1	September 19, 2024

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.7	Form of 2.00% Convertible Senior Note due 2029 (included in the indenture filed as Exhibit 4.6).	8-K	001-39797	4.2	September 19, 2024
4.8	Indenture, dated November 15, 2024, between Upstart Holdings, Inc. and U.S. Bank Trust Company, National Association.	8-K	001-39797	4.1	November 15, 2024
4.9	Form of 1.00% Convertible Senior Note due 2030 (included in indenture filed as Exhibit 4.8).	8-K	001-39797	4.2	November 15, 2024
4.10	Indenture, dated August 14, 2025, between Upstart Holdings, Inc. and U.S. Bank Trust Company, National Association.	8-K	001-39797	4.1	August 14, 2025
4.11	Form of 0% Convertible Senior Note due 2032 (included in indenture filed as Exhibit 4.10).	8-K	001-39797	4.2	August 14, 2025
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-249860	10.1	December 4, 2020
10.2+	2020 Equity Incentive Plan and related form agreements.	10-Q	001-39797	10.1	November 12, 2021
10.3+	2012 Stock Plan and related form agreements.	S-1/A	333-249860	10.3	November 6, 2020
10.4+	Employee Incentive Compensation Plan.	S-1/A	333-249860	10.4	December 4, 2020
10.5+	2020 Employee Stock Purchase Plan.	S-1/A	333-249860	10.5	December 4, 2020
10.6+	Prodigy Software, Inc. 2015 Stock Incentive Plan and related form agreements.	S-8	333-255270	4.4	April 16, 2021
10.7+	Amended and Restated Executive Change in Control and Severance Policy and related participation.	8-K	001-39797	10.1	November 18, 2022
10.8	Outside Director Compensation Policy.	10-K	001-39797	10.8	February 14, 2025
10.9+	Employment Offer Letter, dated October 6, 2022, between Upstart Network, Inc. and Scott Darling.	10-K	001-39797	10.10	February 16, 2023
10.10^	Amended and Restated TransUnion Master Agreement for Consumer Reporting and Ancillary Services, dated November 25, 2020, between Upstart Network, Inc. and TransUnion LLC.	S-1/A	333-249860	10.16	December 7, 2020
10.11^	Amended and Restated Billing Agent Agreement, dated November 25, 2020, between Upstart Network, Inc. and Trans Union LLC.	S-1/A	333-249860	10.17	December 7, 2020
10.12	Form of Capped Call Confirmation	8-K	001-39797	10.1	September 19, 2024
10.13	Form of Capped Call Confirmation.	8-K	001-39797	10.1	August 14, 2025
10.14	Sales Agreement, dated February 14, 2025, by and between Upstart Holdings, Inc. and BTIG, LLC.	8-K	001-39797	1.1	February 14, 2025
19.1*	Insider Trading Policy
21.1*	List of subsidiaries of the registrant.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy.	10-K	001-39797	97.1	February 15, 2024
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: February 10, 2026

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

Signature	Title	Date
/s/ Dave Girouard	Chief Executive Officer and Director	February 10, 2026
Dave Girouard	(Principal Executive Officer)

/s/ Sanjay Datta	Chief Financial Officer	February 10, 2026
Sanjay Datta	(Principal Financial Officer)

/s/ Natalia Mirgorodskaya	Chief Accounting Officer	February 10, 2026
Natalia Mirgorodskaya	(Principal Accounting Officer)

/s/ Peter Bernard	Director	February 10, 2026
Peter Bernard

/s/ Kerry Cooper	Director	February 10, 2026
Kerry Cooper

/s/ Paul Gu	Director	February 10, 2026
Paul Gu

/s/ Mary Hentges	Director	February 10, 2026
Mary Hentges

/s/ Jeff Huber	Director	February 10, 2026
Jeff Huber

/s/ Ciaran O’Kelly	Director	February 10, 2026
Ciaran O’Kelly

/s/ Hilliard Terry, III	Director	February 10, 2026
Hilliard Terry, III