Form 10-Q
period 2026-03-31
Upstart Holdings, Inc.
filed 2026-05-05
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2026 there were 95,711,569 shares of the registrant’s common stock outstanding.

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
•our expectations regarding our application for a national bank charter, including its outcome, potential benefits, and potential delays or conditions;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	December 31,	March 31,
	2025	2026
Assets
Cash and cash equivalents	$652,388	$472,934
Restricted cash	404,624	458,400
Loans (at fair value)(1)	984,552	1,014,089
Property, equipment, and software, net	44,174	48,002
Operating lease right of use assets	16,410	13,605
Beneficial interest assets (at fair value)	396,216	474,796
Line of credit receivable (at fair value)	112,742	111,916
Notes receivable and residual certificates (at fair value)	97,416	105,066
Non-marketable equity securities	41,250	41,250
Goodwill	67,062	67,062
Other assets (includes $41,166 and $45,546 at fair value as of December 31, 2025 and March 31, 2026, respectively)	157,971	154,561
Total assets(2)	$2,974,805	$2,961,681
Liabilities and Stockholders’ Equity
Liabilities:
Payable to investors	$107,659	$125,523
Borrowings	1,829,145	1,921,665
Payable to securitization note holders (at fair value)	46,542	39,188
Accrued expenses and other liabilities (includes $15,219 and $15,861 at fair value as of December 31, 2025 and March 31, 2026, respectively)	171,495	124,591
Operating lease liabilities	21,149	17,548
Total liabilities(2)	2,175,990	2,228,515
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; 700,000,000 shares authorized; 98,033,361 and 95,708,872 shares issued and outstanding as of December 31, 2025 and March 31, 2026, respectively	10	10
Additional paid-in capital	1,156,361	1,097,358
Accumulated deficit	(357,556)	(364,202)
Total stockholders’ equity	798,815	733,166
Total liabilities and stockholders’ equity	$2,974,805	$2,961,681
____________

(1)Includes $53.8 million and $44.9 million of loans, at fair value, contributed as collateral for the consolidated securitization as of December 31, 2025 and March 31, 2026, respectively. Refer to “Note 5. Fair Value Measurement” for details.
(2)The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by Upstart Holdings, Inc. at December 31, 2025 and March 31, 2026, respectively. The liabilities of each VIE can only be settled using the assets of the corresponding VIE and creditors of these entities do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share and per share data)
(Unaudited)

	December 31,	March 31,
	2025	2026
Assets
Cash and cash equivalents	$1,183	$1,636
Restricted cash	89,088	81,603
Loans (at fair value)	819,344	823,005
Other assets (includes $225 and $109 at fair value as of December 31, 2025 and March 31, 2026, respectively)	6,340	6,298
Total assets	$915,955	$912,542

Liabilities
Payable to investors	$154	$154
Borrowings	97,333	183,307
Payable to securitization note holders (at fair value)	46,542	39,188
Accrued expenses and other liabilities	23,415	3,995
Total liabilities	167,444	226,644
Total net assets	$748,511	$685,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2026
Revenue:
Revenue from fees, net	$185,475	$277,063
Interest income, interest expense, and fair value adjustments, net:
Interest income(1)(2)	40,568	56,061
Interest expense(1)(2)	(7,020)	(10,370)
Fair value and other adjustments, net(1)	(5,652)	(14,540)
Total interest income, interest expense, and fair value adjustments, net	27,896	31,151
Total revenue	213,371	308,214
Operating expenses:
Sales and marketing	58,970	104,455
Customer operations	40,501	55,095
Engineering and product development	57,838	80,112
General, administrative, and other	60,558	76,070
Total operating expenses	217,867	315,732
Loss from operations	(4,496)	(7,518)
Other income, net	2,078	956
Net loss before income taxes	(2,418)	(6,562)
Provision for income taxes	29	84
Net loss	$(2,447)	$(6,646)

Net loss per share, basic	$(0.03)	$(0.07)
Net loss per share, diluted	$(0.03)	$(0.07)
Weighted-average number of shares outstanding used in computing net loss per share, basic	94,274,538	96,901,974
Weighted-average number of shares outstanding used in computing net loss per share, diluted	94,274,538	96,901,974
____________
(1)Balances for the three months ended March 31, 2025 and 2026 include amounts related to the consolidated securitization. Refer to “Note 2. Revenue” for details.
(2)For the three months ended March 31, 2026, interest income and interest expense include dividend income earned on certain cash accounts and expense on convertible senior notes, respectively, which were previously included in other income, net. Refer to “Note 1. Description of Business and Significant Accounting Policies” for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	93,469,721	$9	$1,044,366	$(411,157)	$633,218
Issuance of common stock upon exercise of stock options	661,617	1	8,208	—	8,209
Issuance of common stock upon settlement of restricted stock units	789,454	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(63)	—	(5)	—	(5)
Stock-based compensation expense	—	—	32,975	—	32,975
Issuance of common stock under employee stock purchase plan	150,853	—	4,692	—	4,692
Net loss	—	—	—	(2,447)	(2,447)
Balance as of March 31, 2025	95,071,582	$10	$1,090,236	$(413,604)	$676,642

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	98,033,361	$10	$1,156,361	$(357,556)	$798,815
Issuance of common stock upon exercise of stock options	88,685	—	627	—	627
Issuance of common stock upon settlement of restricted stock units	602,742	—	—	—	—
Stock-based compensation expense	—	—	36,530	—	36,530
Issuance of common stock under employee stock purchase plan	177,378	—	4,626	—	4,626
Repurchases of stock	(3,193,294)	—	(100,786)	—	(100,786)
Net loss	—	—	—	(6,646)	(6,646)
Balance as of March 31, 2026	95,708,872	$10	$1,097,358	$(364,202)	$733,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2026
Cash flows from operating activities
Net loss	$(2,447)	$(6,646)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of loans	7,062	(62,225)
Change in fair value of servicing assets	4,090	5,583
Change in fair value of servicing liabilities	(285)	(342)
Change in fair value of beneficial interest assets	(17,600)	(10,213)
Change in fair value of beneficial interest liabilities	(65)	(2,921)
Change in fair value of other financial instruments	(33)	(894)
Stock-based compensation	29,831	34,811
Gain on loan servicing rights, net	(4,945)	(7,474)
Depreciation and amortization	6,400	5,858
Loan premium amortization	(8,352)	(11,963)
Non-cash interest expense and other	1,325	3,713
Net changes in operating assets and liabilities:
Purchases of loans held-for-sale	(1,345,253)	(2,459,444)
Proceeds from sale of loans held-for-sale	1,316,696	2,371,308
Principal payments received for loans held-for-sale	38,252	41,658
Principal payments received for loans held by consolidated securitization	10,280	8,031
Settlements of beneficial interest liabilities, net	(5,992)	1,081
Proceeds from beneficial interest assets (derivatives)	731	3,154
Settlements of beneficial interest assets (derivatives)	(485)	(1,500)
Other assets	6,437	4,374
Operating lease liability and right-of-use asset	(306)	(796)
Accrued expenses and other liabilities	(48,827)	(48,450)
Net cash used in operating activities	(13,486)	(133,297)

Cash flows from investing activities
Purchases and originations of loans held-for-investment	(149,916)	(438,365)
Proceeds from sale of loans held-for-investment	1,647	313,068
Principal payments received for loans held-for-investment	57,417	76,443
Principal payments received for notes receivable and repayments of residual certificates	2,685	11,743
Acquisition and settlements of beneficial interest assets (hybrid instruments)	(617)	(1,734)
Proceeds from beneficial interest assets (hybrid instruments)	16,374	45,344
Repayments of line of credit receivable	—	1,369
Purchases of property and equipment	—	(2,750)
Capitalized software costs	(6,159)	(4,242)
Net cash provided by (used in) investing activities	(78,569)	876

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2026
Cash flows from financing activities
Proceeds from borrowings	53,655	123,524
Payment of debt issuance costs to third parties	(443)	—
Repayments of borrowings	(122,285)	(32,626)
Principal payments made on securitization notes	(11,444)	(7,215)
Payable to investors	22,941	17,864
Net proceeds related to stock-based award activities	12,896	5,253
Repurchases of stock	—	(100,057)
Net cash provided by (used in) financing activities	(44,680)	6,743
Change in cash, cash equivalents and restricted cash	(136,735)	(125,678)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	976,263	1,057,012
Cash, cash equivalents and restricted cash at end of period	$839,528	$931,334

Supplemental disclosures of cash flow information
Cash paid for interest	$7,378	$3,493
Cash paid for income taxes, net	96	79

Supplemental disclosures of non-cash investing and financing activities
Beneficial interests obtained in connection with loan sales	$38,133	$113,631
Securities retained under unconsolidated securitization transactions	—	18,806
Capitalized stock-based compensation expense	3,144	1,719
Issuance of line of credit receivable	24,856	539

The following presents cash, cash equivalents and restricted cash by category within the unaudited condensed consolidated balance sheets:

	December 31,	March 31,
	2025	2026
Cash and cash equivalents	$652,388	$472,934
Restricted cash	404,624	458,400
Total cash, cash equivalents and restricted cash	$1,057,012	$931,334

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

Certain information and disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to rules and regulations of the SEC. Accordingly, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Reclassifications

During the first quarter of 2026, the Company elected to change its presentation of the notes receivable and residual certificates retained from unconsolidated securitization transactions. The notes receivable and residual certificates, previously presented within other assets, were reclassified to be separately presented on the condensed consolidated balance sheets. Comparative amounts have been reclassified to conform to the current period presentation.

During the first quarter of 2026, the Company revised its presentation of (i) interest expense and amortization of debt issuance costs related to its convertible senior notes and (ii) dividend income earned on certain cash accounts based on management’s updated assessment of the economics of capital deployed in support of the Company’s operations, including the related income and costs. In prior periods, these amounts were presented in other income, net.

As a result of this change:

•Expense on convertible notes previously included in other income, net are now presented within interest expense in total interest income, interest expense, and fair value adjustments, net in the condensed consolidated statements of operations and comprehensive loss.
•Dividend income earned on certain cash accounts previously included in other income, net is now presented within interest income in total interest income, interest expense, and fair value adjustments, net in the condensed consolidated statements of operations and comprehensive loss.

This change did not impact the Company’s net loss, comprehensive loss, or cash flows for any period. Comparative amounts have not been reclassified to conform to the current-period presentation.

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
Recently Adopted Accounting Pronouncements

On January 1, 2026, the Company adopted Accounting Standards Update (“ASU”) 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The new guidance clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new standard is applied prospectively to future settlements of convertible debt and did not have an impact on the Company’s condensed consolidated financial statements or related disclosures.
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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update clarify the existing interim requirements including introducing a disclosure principle that entities should disclose material events since the end of the last annual reporting period. The amendments do not expand or reduce the current interim disclosure requirements. This ASU is effective for interim periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of these amendments on its condensed consolidated financial statements and related disclosures.

 2.    Revenue

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Revenue from Fees, Net

The Company disaggregates revenue from fees by type of service for the periods presented as follows:

	Three Months Ended March 31,
	2025	2026
Revenue from fees, net:
Platform and referral fees, net	$150,975	$224,618
Servicing and other fees, net	34,500	52,445
Total revenue from fees, net	$185,475	$277,063

Platform and Referral Fees, Net

Platform and referral fees, net consists of (i) platform and referral fees received from lending partners, (ii) subscription fees received from auto dealerships, and (iii) origination fees received from borrowers on home equity lines of credit (“HELOCs”), as described below.

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

After origination, Upstart-powered loans are either retained by lending partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans not retained by the lending partners, the Company pays the lending partners a one-time loan premium fee upon completion of the minimum contractual holding period and a monthly loan trailing fee based on the amount and timing of principal and interest payments made by the borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers, which are our lending partners, and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the condensed consolidated statements of operations and comprehensive loss. The Company recognized an immaterial amount of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net during the three months ended March 31, 2025 and 2026.

As of December 31, 2025 and March 31, 2026, the Company recognized $5.8 million and $6.0 million of loan trailing fee liability, respectively, which is recorded at fair value and included within accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets. Refer to “Note 5. Fair Value Measurement” for additional information on changes in fair value associated with trailing fee liabilities.

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

Subscription fees. The Company enters into subscription agreements with auto dealerships to access Upstart Auto Finance software, a cloud-based solution that facilitates dealership operations and enables them to provide consumers with access to Upstart-powered auto loans. Subscription agreements generally have a contractual term of one to six months with evergreen monthly renewals. The Company bills these customers on a monthly basis. Subscription fees are recognized over the contract term as the performance obligation is satisfied, and is included within platform and referral fees, net in the condensed consolidated statements of operations and comprehensive loss. Subscription fees were immaterial for the three months ended March 31, 2025 and 2026.

Origination fees. Origination fees are earned from borrowers on HELOCs originated by the Company. Origination fees were not material for the three months ended March 31, 2025 and 2026.

The Company had $25.8 million and $25.6 million of accounts receivable, excluding those that are settled on a daily basis, that are included in other assets on the condensed consolidated balance sheets related to contracts with customers as of December 31, 2025 and March 31, 2026, respectively. The standard payment terms on accounts receivable are 30 days. The Company’s allowance for bad debt and bad debt expense were immaterial for the periods presented.

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to employees in connection with the acquisition of lending partners. Capitalized costs are amortized over the expected period of benefit, which we have determined, based on an analysis, to be three years. The Company applies the practical expedient to expense costs to obtain contracts with customers if the amortization period is one year or less. As of both December 31, 2025 and March 31, 2026, the Company had an immaterial amount of contract costs capitalized within other assets on the condensed consolidated balance sheets. During the three months ended March 31, 2025 and 2026, the Company amortized immaterial amounts of capitalized contracts costs to sales and marketing in the condensed consolidated statements of operations and comprehensive loss.

Customers accounting for greater than 10% of total revenue were as follows:

	Three Months Ended March 31,
	2025	2026
Customer A	27%	27%
Customer B	21%	18%

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Customers accounting for greater than 10% of accounts receivable were as follows:

	December 31, 2025	March 31, 2026
Customer C	16%	15%
Customer D	16%	*
__________
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

The following table presents the components of servicing and other fees, net as part of revenue from fees, net in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2025	2026
Servicing fees	$22,812	$32,333
Borrower fees	6,660	10,093
Collection agency fees	3,792	3,912
Other fees	97	3,874
Net gain on servicing rights and fair value adjustments	1,139	2,233
Total servicing and other fees, net	$34,500	$52,445

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Interest Income, Interest Expense, and Fair Value Adjustments, Net

Interest income, interest expense, and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments held in the Company’s normal course of business at fair value, including loans, derivatives, beneficial interests, notes receivable and residual certificates, trailing fee liabilities, payable to securitization note holders, and line of credit receivable. For the three months ended March 31, 2026, interest income, interest expense, and fair value adjustments, net also includes coupon interest expense and amortization of debt issuance costs related to the Company’s convertible senior notes and dividend income earned on certain cash accounts, which were previously included in other income, net. Refer to “Note 1. Description of Business and Significant Accounting Policies” for additional information.

The following table presents components of the interest income, interest expense, and fair value adjustments, net presented in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2025	2026
Interest income(1)	$40,568	$56,061
Interest expense(1)	(7,020)	(10,370)
Fair value and other adjustments, net:
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net(1)	(21,326)	(18,187)
Fair value adjustments and realized gains on beneficial interests, net	17,665	13,134
Realized loss on sale of loans, net	(1,991)	(9,487)
Total fair value and other adjustments, net	(5,652)	(14,540)
Total interest income, interest expense, and fair value adjustments, net	$27,896	$31,151
__________
(1) Includes interest income, interest expense and unrealized loss on loans, loan charge-offs, and other fair value adjustments, net related to the consolidated securitization as follows:

	Three Months Ended March 31,
	2025	2026
Interest income, interest expense, and fair value adjustments, net related to consolidated securitization:
Interest income	$5,112	$2,668
Interest expense	(1,849)	(1,158)
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net	(3,780)	(736)
Total interest income, interest expense, and fair value adjustments, net	$(517)	$774
Interest Income

Interest income is recognized based on the terms of the underlying agreements with borrowers for loans and line of credit receivable held on the Company’s condensed consolidated balance sheets and is earned over the life of a loan or a line of credit receivable.

Interest income includes accrued interest earned on outstanding loans and line of credit receivable but not collected. Generally, HELOCs that have reached a delinquency over 180 days and all other loans and line of credit

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

receivable that have reached a delinquency over 120 days are charged off and do not accrue interest. The Company does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2025 and March 31, 2026, the Company has recorded $10.2 million and $10.7 million, respectively of accrued interest income in loans on the condensed consolidated balance sheets. Accrued interest income on the line of credit receivable was immaterial as of both December 31, 2025 and March 31, 2026. For the three months ended March 31, 2026, interest income included $4.8 million of dividend income earned on certain cash accounts.

Interest Expense

Interest expense is primarily related to interest recorded on the Company’s borrowings on warehouse credit facilities and interest expense related to the consolidated securitization. Interest expense includes accrued interest incurred but not paid. Interest expense also includes changes in fair value of the interest rate caps. Accrued interest expenses for the warehouses were immaterial as of both December 31, 2025 and March 31, 2026. For the three months ended March 31, 2026, interest expense included $5.1 million of coupon interest expense and amortization of debt issuance costs related to the Company’s convertible senior notes.

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

Fair value and other adjustments, net also includes amounts received from borrowers for previously charged-off loans held on the Company’s condensed consolidated balance sheets. These amounts are recognized in the period when amounts are received. Amounts received from borrowers for previously charged-off loans were immaterial for the three months ended March 31, 2025 and 2026.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

	December 31, 2025
	Assets	Liabilities	Net Assets
Consolidated securitization	$58,275	$46,542	$11,733
Consolidated warehouse entities	167,158	101,791	65,367
Other consolidated VIEs	690,522	19,111	671,411
Total consolidated VIEs	$915,955	$167,444	$748,511

	March 31, 2026
	Assets	Liabilities	Net Assets
Consolidated securitization	$49,368	$39,188	$10,180
Consolidated warehouse entities	311,825	184,174	127,651
Other consolidated VIEs	551,349	3,282	548,067
Total consolidated VIEs	$912,542	$226,644	$685,898
Consolidated Securitization

On July 6, 2023, the Company completed a private securitization securities offering (“UPST 2023-2”). As the retaining sponsor, the Company retained 5% vertical interests in the form of securitization notes and residual certificates. The Company also retained the remainder of the residual certificates issued as part of the transaction. The Company determined it was the primary beneficiary and consolidated the entities associated with UPST 2023-2.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Unconsolidated VIEs

The Company’s transactions with unconsolidated VIEs include securitizations and sales of whole loans to VIEs, including loan sales under its committed capital and other co-investment arrangements. Refer to “Note 4. Beneficial Interests” for additional information on unconsolidated VIEs related to committed capital and other co-investment arrangements.

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

During the three months ended March 31, 2026, the Company exercised clean up calls related to a number of historical unconsolidated securitizations and subsequently liquidated the associated entities. As part of the clean up calls, the Company, as servicer, repurchased the remaining collateral and received the cash reserve amounts held by the related entities. The clean up calls had no material impact on the condensed consolidated financial statements of the Company.

The following tables summarize the aggregate value of assets and liabilities of unconsolidated VIEs associated with securitizations in which the Company holds a variable interest but is not the primary beneficiary:

	December 31, 2025
	Assets(1)	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$2,016,813	$1,426,987	$589,826	$101,670
_________
(1) Represents cash and the unpaid principal balance of loans held by the unconsolidated VIEs.

	March 31, 2026
	Assets(1)	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$2,157,588	$1,516,388	$641,200	$105,918
_________
(1) Represents cash and the unpaid principal balance of loans held by the unconsolidated VIEs.

The Company’s maximum exposure to loss from its involvement with unconsolidated VIEs represents the value of securities retained and cash deposits made under the risk retention requirements for the related securitizations and estimates the loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is remote. The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $97.4 million and $105.1 million of securitization notes and residual certificates that are carried at fair value and included in notes receivable and residual certificates (at fair value) on the condensed

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

consolidated balance sheets as of December 31, 2025 and March 31, 2026, respectively. The Company also had an immaterial amount of cash deposits held as reserve accounts for related securitizations, included in other assets on the condensed consolidated balance sheets as of both December 31, 2025 and March 31, 2026.

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

4.    Beneficial Interests

Beneficial interests are associated with committed capital and other co-investment arrangements with third-parties, in which the Company puts certain amounts of assets at risk. The risk is subject to a dollar cap, which represents the Company’s maximum exposure to losses in each particular arrangement.

In certain arrangements, the Company is obligated to make payments to these third-parties or is entitled to receive payments from them if credit performance of the loans deviates from initial expectations. These arrangements meet the definition of derivatives under ASC 815 and produce an asset or a liability depending on the credit performance of the underlying loan portfolio as of the reporting date, which are settled periodically in cash based on contractual terms. Under other arrangements, the Company makes an initial investment and is entitled to a portion of cash flows from repayments received over time on the underlying loan portfolios. These cash flows vary depending on the demonstrated credit performance relative to our expectations. These arrangements are debt-like financial instruments with embedded derivatives related to the variability of demonstrated credit performance of underlying loan portfolios against initial expectations. The Company accounts for these derivatives and hybrid instruments at fair value under ASC 815 and ASC 825, respectively. Refer to “Note 5. Fair Value Measurement” for additional information.

Beneficial interests represent the value of the future cash flows based on expected performance, discounted to the present value. The following table presents the aggregate outstanding principal balance of the underlying loan portfolios as well as the fair value of beneficial interest assets, by type, which collectively are presented as a separate caption on the condensed consolidated balance sheets, and beneficial interest liabilities, which are presented in accrued expenses and other liabilities on the condensed consolidated balance sheets.

	December 31, 2025		March 31, 2026
	Outstanding Principal Balance	Fair Value	Outstanding Principal Balance	Fair Value
Beneficial interest assets (hybrid instruments)	$4,530,737	$372,402	$5,204,737	$438,009
Beneficial interest assets (derivatives)	2,559,210	23,814	3,672,607	36,787
Total beneficial interest assets	$7,089,947	$396,216	$8,877,344	$474,796

Beneficial interest liabilities (derivatives)	$2,325,305	$5,075	$1,627,194	$3,235

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Company recognizes beneficial interests at fair value with changes reported as part of the fair value and other adjustments on the condensed consolidated statements of operations and comprehensive loss. The table below presents net gains recognized on beneficial interests:

	Three Months Ended March 31,
	2025	2026
Fair value adjustments and realized gains on beneficial interests, net	$17,665	$13,134

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

The contractual terms of committed capital and other co-investment arrangements determine the Company’s maximum exposure to losses and dictate types of assets the Company puts at risk. The Company’s maximum exposure to losses from its involvement with these arrangements are estimated under severe, hypothetical circumstances, for which the Company believes the possibility is remote. The following table presents the Company’s aggregate maximum exposure to losses by asset type:

	December 31, 2025	March 31, 2026
Cash and cash equivalents	$160,055	$196,009
Restricted cash	219,412	257,780
Beneficial interests	389,566	458,192
Line of credit receivable(1)	108,965	107,596
Loans(1)	53,762	58,743
Total(2)	$931,760	$1,078,320
__________
(1) Represents the unpaid principal balance.
(2) $191.6 million and $190.2 million as of December 31, 2025 and March 31, 2026, respectively, is related to assets held by one institutional investor.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

5.    Fair Value Measurement

The following table presents assets and liabilities measured at fair value and categorized in accordance with the fair value hierarchy:

	Level	December 31, 2025	March 31, 2026
Assets
Loans	3	$984,552	$1,014,089
Beneficial interest assets	3	396,216	474,796
Line of credit receivable	3	112,742	111,916
Loan servicing assets	3	40,941	45,437
Notes receivable and residual certificates	3	97,416	105,066
Interest rate cap	2	225	109
Total assets		$1,632,092	$1,751,413
Liabilities
Payable to securitization note holders	3	$46,542	$39,188
Beneficial interest liabilities	3	5,075	3,235
Trailing fee liabilities	3	5,761	5,980
Loan servicing liabilities	3	4,383	6,646
Total liabilities		$61,761	$55,049

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

Loans

Loans included in the Company’s condensed consolidated balance sheets are classified as either held-for-sale or held-for-investment based on the Company’s intent and ability to sell the loans prior to maturity. The Company reassesses such intent and ability on an ongoing basis and may transfer loans between categories as circumstances change. Loans held in the consolidated securitization include those loans contributed as collateral to the securitization and are classified as held-for-sale.

The following table presents the fair value of loans held on the Company’s condensed consolidated balance sheets by classification:

	December 31, 2025	March 31, 2026
Loans held-for-sale	$393,159	$723,855
Loans held-for-investment	537,631	245,378
Loans held in consolidated securitization	53,762	44,856
Total	$984,552	$1,014,089

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

For the consolidated securitization, the Company elected the measurement alternative under Topic 810, Consolidation, and maximizes the use of observable inputs to estimate the fair value of the financial assets and liabilities of the securitization. Under the measurement alternative, the Company determined that inputs and market data used to determine the value of the liabilities, which consist of securitization notes and residual certificates, are more observable than those used to measure fair value of the financial assets, which consist of held-for-sale loans. Thus, the loans are measured based on the sum of the fair value of the securitization notes and residual certificates. The fair value is also corroborated with a discounted cash flow model that considers projected prepayments and historical defaults, losses and recoveries to project future losses and net cash flows on loans, discounted using an estimate of market rates of return as disclosed below in the “Significant Inputs and Assumptions” section. The fair value of loans in the consolidated securitization also includes accrued interest.

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-investment and held-for-sale, excluding loans held in the consolidated securitization:

	December 31, 2025			March 31, 2026
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	5.00%	14.78%	9.51%	5.48%	15.05%	9.88%
Credit risk rate	0.01%	91.50%	15.52%	0.01%	91.50%	16.92%
Prepayment rate	0.45%	99.75%	43.41%	0.45%	99.75%	41.98%
_________
(1) Unobservable inputs were weighted by relative fair value.

The following table presents quantitative information about the significant unobservable inputs implied for the Company’s Level 3 fair value measurements for loans held in the consolidated securitization:

	December 31, 2025			March 31, 2026
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	6.99%	15.00%	10.43%	6.90%	15.00%	11.04%
Credit risk rate	0.67%	35.68%	16.12%	0.67%	35.68%	16.20%
Prepayment rate	6.73%	89.84%	40.50%	6.73%	89.84%	40.25%
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

Significant Recurring Level 3 Fair Value Input Sensitivity

The following table presents the sensitivity of the fair value of loans held-for-sale and held-for-investment, excluding loans held in the consolidated securitization, to adverse changes in the significant assumptions used in the valuation model. Adverse changes in prepayment rates do not result in a material impact to the fair value of loans held-for-sale and held-for-investment as of December 31, 2025 and March 31, 2026.

	December 31, 2025	March 31, 2026
Fair value of loans held-for-sale and held-for-investment	$930,790	$969,233
Discount rates
100 basis point increase	(12,006)	(12,670)
200 basis point increase	(23,623)	(25,349)
Expected credit loss rates on underlying loans
10% adverse change	(10,465)	(11,619)
20% adverse change	(20,397)	(22,701)

Adverse changes in significant assumptions do not result in a material impact to the fair value of loans held in the consolidated securitization as of December 31, 2025 and March 31, 2026.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Rollforward of Level 3 Fair Values

The following tables present a rollforward of loans classified within Level 3 of the fair value hierarchy:

	Loans Held-for-Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2024	$405,812	$297,543	$102,949	$806,304
Purchases and originations of loans(1)	570,654	149,883	—	720,537
Sale of loans(1)	(571,696)	(1,618)	—	(573,314)
Purchase of loans for immediate resale(1)	774,632	—	—	774,632
Immediate resale of loans(1)	(774,632)	—	—	(774,632)
Repayments received(1)	(39,904)	(55,765)	(10,280)	(105,949)
Charge-offs and changes in fair value recorded in earnings	(15,722)	(20,973)	(3,753)	(40,448)
Other changes	(1,395)	8,942	—	7,547
Fair value at March 31, 2025	$347,749	$378,012	$88,916	$814,677
_________
(1)    Represents the principal balance.

	Loans Held-for-Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2025	$393,159	$537,631	$53,762	$984,552
Reclassification of loans(1)(2)	313,969	(313,969)	—	—
Purchases and originations of loans(1)(3)	372,859	438,262	—	811,121
Sale of loans(1)	(301,900)	(319,573)	—	(621,473)
Purchase of loans for immediate resale(1)	2,090,945	—	—	2,090,945
Immediate resale of loans(1)	(2,090,945)	—	—	(2,090,945)
Repayments received(1)	(42,480)	(75,621)	(8,031)	(126,132)
Charge-offs and changes in fair value recorded in earnings	(11,884)	(33,668)	(875)	(46,427)
Other changes	132	12,316	—	12,448
Fair value at March 31, 2026	$723,855	$245,378	$44,856	$1,014,089
_________
(1)    Represents the principal balance.
(2)    Effective March 31, 2026, the Company reclassified HELOCs and auto retail loans as they now meet the definition of loans held-for-sale based on our intent and ability to sell these loans prior to maturity.
(3)    Purchase activity includes an immaterial unpaid principal balance related to securitization clean-up calls during the three months ended March 31, 2026.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the condensed consolidated balance sheets:

	Loans		Loans > 90 Days Past Due
	December 31,	March 31,	December 31,	March 31,
	2025	2026	2025	2026
Outstanding principal balance	$1,038,521	$1,061,410	$17,685	$14,861
Net fair value and accrued interest adjustments	(53,969)	(47,321)	(13,094)	(10,989)
Fair value(1)(2)	$984,552	$1,014,089	$4,591	$3,872
_________
(1)     Includes $367.4 million and $311.8 million of auto loans at fair value as of December 31, 2025 and March 31, 2026, respectively, of which an immaterial amount are 90 days or more past due. Also includes $149.5 million and $171.8 million of HELOCs at fair value as of December 31, 2025 and March 31, 2026, respectively, of which immaterial amounts are 90 days or more past due.
(2)     The fair value of loans in nonaccrual status was immaterial as of December 31, 2025 and March 31, 2026.

Line of Credit Receivable

In connection with a committed capital and other co-investment arrangement, the Company issued a revolving line of credit receivable to a third-party, which is classified as held-for-investment. The fair value of the line of credit receivable as of December 31, 2025 and March 31, 2026 was $112.7 million and $111.9 million, respectively.

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

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements related to the line of credit receivable:

	December 31, 2025			March 31, 2026
	Minimum	Maximum	Weighted-Average	Minimum	Maximum	Weighted-Average
Discount rate	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Significant Recurring Level 3 Fair Value Input Sensitivity

Adverse changes in significant assumptions do not result in a material impact to the fair value of the line of credit receivable as of December 31, 2025 and March 31, 2026.

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the line of credit receivable classified by the Company within Level 3 of the fair value hierarchy:

Line of Credit Receivable
Fair value at December 31, 2024	$56,269
Issuances	24,856
Changes in fair value recorded in earnings	500
Changes in accrued interest	155
Fair value at March 31, 2025	$81,780

Line of Credit Receivable
Fair value at December 31, 2025	$112,742
Issuances	539
Repayments	(1,908)
Changes in fair value recorded in earnings	(62)
Changes in accrued interest	605
Fair value at March 31, 2026	$111,916

Assets and Liabilities related to Securitization Transactions

As of December 31, 2025 and March 31, 2026, the Company held notes receivable and residual certificates retained from unconsolidated securitization transactions with an aggregate fair value of $97.4 million and $105.1 million, respectively.

As of December 31, 2025 and March 31, 2026, the Company recognized payables to securitization note holders of $46.5 million and $39.2 million at fair value, respectively. The balance represents the value of the securitization notes issued and owned by third-party investors in connection with the consolidated securitization. The value of securitization notes and residual certificates retained by the Company is eliminated in the consolidation process.

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
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements related to notes receivable, residual certificates, and payable to securitization note holders:

	December 31, 2025			March 31, 2026
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Notes receivable and residual certificates
Discount rate	5.75%	12.78%	10.72%	6.08%	15.05%	10.43%
Credit risk rate	0.38%	50.28%	21.10%	0.38%	44.74%	21.27%
Prepayment rate	4.11%	95.77%	33.04%	4.11%	93.44%	33.56%
Payable to securitization note holders
Discount rate	6.99%	10.40%	9.65%	6.90%	10.60%	10.32%
Credit risk rate	0.67%	35.68%	16.12%	0.67%	35.68%	16.20%
Prepayment rate	6.73%	89.84%	40.50%	6.73%	89.84%	40.25%
_________
(1)Unobservable inputs were weighted by relative fair value.

Significant Recurring Level 3 Fair Value Input Sensitivity

Notes Receivable and Residual Certificates

Adverse changes in the significant assumptions do not result in a material impact to the fair value of notes receivable and residual certificates as of December 31, 2025 and March 31, 2026.

Payable to Securitization Note Holders

Adverse changes in the significant assumptions do not result in a material impact to the fair value of payable to securitization note holders as of December 31, 2025 and March 31, 2026.

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the notes receivable and residual certificates and payables to securitization note holders related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy:

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2024	$22,055	$87,321
Repayments and settlements	(2,685)	(11,444)
Changes in fair value recorded in earnings	101	27
Fair value at March 31, 2025	$19,471	$75,904

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2025	$97,416	$46,542
Additions	18,806	—
Repayments and settlements	(11,743)	(7,215)
Changes in fair value recorded in earnings	587	(139)
Fair value at March 31, 2026	$105,066	$39,188

Loan Servicing Assets and Liabilities

As of as of December 31, 2025 and March 31, 2026, the Company’s loan servicing assets had a fair value of $40.9 million and $45.4 million, respectively, recorded within other assets on the condensed consolidated balance sheets. As of December 31, 2025 and March 31, 2026, the Company’s loan servicing liabilities had a fair value of $4.4 million and $6.6 million, respectively, recorded within accrued expenses and other liabilities on the condensed consolidated balance sheets.

Valuation Methodology

Loan servicing assets and liabilities are measured at estimated fair value using a discounted cash flow model. The cash flows in the valuation model represent the difference between the contractual servicing fees charged and the estimated market servicing fee. Since contractual servicing fees are generally based on the monthly outstanding principal balance of the underlying loans, the expected cash flows in the model incorporate estimates of net losses and prepayments.

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2025			March 31, 2026
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	13.00%	20.00%	17.32%	13.00%	20.00%	17.31%
Credit risk rate	0.01%	61.96%	17.01%	0.01%	73.91%	17.03%
Market-servicing rate (2)(3)	0.62%	2.69%	0.65%	0.62%	2.69%	0.66%
Prepayment rate	1.96%	96.90%	36.50%	0.73%	96.90%	36.22%
_________
(1)Unobservable inputs were weighted by relative fair value.
(2)Excludes ancillary fees that would be passed on to a third-party servicer.
(3)Expressed as a percentage of the outstanding principal balance of 1.16% - 2.69% for auto loans and 0.62% - 2.00% for personal loans as of December 31, 2025 and March 31, 2026.

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

Significant Recurring Level 3 Fair Value Input Sensitivity

The table below presents the fair value sensitivity of loan servicing assets to adverse changes in market-servicing rates. The fair value of loan servicing assets and liabilities are not sensitive to adverse changes in discount rates, credit risk rates, and prepayment rates as such changes do not result in a material impact on the fair value as of December 31, 2025 and March 31, 2026. Adverse changes in market-servicing rates do not result in a material impact to the fair value of loan servicing liabilities as of December 31, 2025 and March 31, 2026.

	December 31, 2025	March 31, 2026
Fair value of loan servicing assets	$40,941	$45,437
Expected market-servicing rates
10% market-servicing rates increase	(8,402)	(8,949)
20% market-servicing rates increase	(16,746)	(17,684)

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2025	$40,941	$4,383
Sale of loans	10,079	2,605
Changes in fair value recorded in earnings	(5,583)	(342)
Fair value at March 31, 2026	$45,437	$6,646

Beneficial Interests

In connection with committed capital and other co-investment arrangements that meet a definition of a derivative (derivative beneficial interests), the Company is obligated to make payments to or is entitled to receive payments from the third-party if credit performance on the underlying loans deviates from initial expectations, subject to a dollar cap. In the arrangements that are associated with debt-like securities with embedded derivative features, the Company makes an initial investment and is entitled to a portion of cash flows received over time from the underlying loan portfolios. These cash flows vary depending on the demonstrated credit performance relative to our expectations.

As of December 31, 2025 and March 31, 2026, the fair value of the beneficial interest assets related to these arrangements was $396.2 million and $474.8 million, respectively. As of the same dates, the fair value of the beneficial interest liabilities was $5.1 million and $3.2 million, respectively.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s fair value measurements of beneficial interests as of December 31, 2025 and March 31, 2026:

	December 31, 2025			March 31, 2026
	Minimum	Maximum	Weighted-Average(1)	Minimum	Maximum	Weighted-Average(1)
Beneficial interest assets
Discount rate	6.50%	14.50%	12.90%	6.50%	14.50%	12.44%
Credit risk rate spread(2)	(7.59)%	13.42%	0.89%	(9.13)%	12.73%	1.81%
Prepayment rate spread(3)	(7.56)%	15.50%	3.60%	(8.51)%	16.58%	3.17%
Beneficial interest liabilities
Discount rate	13.25%	13.25%	13.25%	10.40%	12.75%	12.72%
Credit risk rate spread(2)	(5.45)%	9.18%	1.90%	(5.51)%	7.92%	2.28%
_________
(1) Unobservable inputs were weighted by relative fair value.
(2) Expressed as a percentage of cumulative net loss expectations as of the valuation date compared to the initial expectations.
(3) Expressed as a percentage of cumulative principal prepayment expectations as of the valuation date compared to the initial expectations.

Discount rates–The discount rates are rates of return used to discount future expected cash flows to arrive at a present value, which represents the fair value. The discount rates used for the projected net cash flows are the Company’s estimates of the rates of return that market participants would require when investing in these financial instruments with cash flows dependent on credit performance of the underlying loan portfolio. A risk premium component is implicitly included in the discount rates to reflect the amount of compensation market participants require due to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity. The Company uses different discount rates depending on the type of underlying collateral well as for expected cash flows associated with demonstrated to-date credit performance and those associated with future credit performance. The difference in these rates reflects the level of uncertainty and, as a result, risk premium that would be required by market participants when investing in these instruments.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Prepayment rate spreads–Prepayment rate spreads are the measurement of estimated prepayments on the underlying loan portfolios as of the reporting date in comparison to the Company’s initial expectation. More specifically, prepayment rate spreads are the difference between the initial expectation of cumulative principal prepayments that will occur over the life of a beneficial interest (“cumulative prepayment”) and the same estimate as of the reporting date. A positive prepayment rate spread indicates that the estimated cumulative prepayments as of the reporting period is higher than the initial expectation for a particular portfolio. A negative prepayment rate spread indicates the opposite – the estimated cumulative prepayments as of the reporting period is lower than the initial expectation. Prepayment rate spreads are expressed as a percentage of the initial expectation of the cumulative total prepayments. The difference between the initial and current expectation of estimated cumulative prepayment impacts the amount and the timing of cash flows the Company expects to receive on beneficial interest assets or to pay for beneficial interest liabilities.

The following table presents the sensitivity of beneficial interest assets and liabilities to adverse changes in significant assumptions used in the valuation model as of December 31, 2025 and March 31, 2026. The Company adversely shocks the credit risk rate and prepayment rate on the underlying loan portfolios rather than the spreads. Adverse changes in discount rates and prepayment rates do not result in a material impact to the fair value of beneficial interest liabilities as of December 31, 2025 and March 31, 2026.
Significant Recurring Level 3 Fair Value Input Sensitivity

	December 31, 2025	March 31, 2026
Fair value of beneficial interest assets	$396,216	$474,796
Discount rate
100 basis point increase	(4,912)	(5,902)
200 basis point increase	(9,676)	(11,624)
Expected credit risk rate on underlying loans
10% adverse change	(80,110)	(99,319)
20% adverse change	(158,190)	(196,247)
Expected prepayment rate on underlying loans
10% adverse change	(7,798)	(9,045)
20% adverse change	(15,244)	(18,873)

Fair value of beneficial interest liabilities	$5,075	$3,235
Expected credit risk rate on underlying loans
10% adverse change	22,409	12,891
20% adverse change	44,420	26,108

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Rollforward of Level 3 Fair Values

The following tables presents a rollforward of beneficial interest assets and liabilities:

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at December 31, 2024	$176,848	$10,089
Acquisition of beneficial interests	38,438	—
Settlement of beneficial interests, net	(16,308)	(5,992)
Changes in fair value recorded in earnings	17,600	(65)
Fair value at March 31, 2025	$216,578	$4,032

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at December 31, 2025	$396,216	$5,075
Acquisition of beneficial interests	114,072	—
Settlement of beneficial interests, net	(45,705)	1,081
Changes in fair value recorded in earnings	10,213	(2,921)
Fair value at March 31, 2026	$474,796	$3,235

Trailing Fee Liabilities

The Company pays certain lending partners monthly trailing fees based on the amount and timing of principal payments made by borrowers of the underlying loans. The Company held trailing fee liabilities of $5.8 million and $6.0 million as of December 31, 2025 and March 31, 2026, respectively.

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

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for trailing fee liabilities:

	December 31, 2025			March 31, 2026
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	5.00%	14.78%	10.15%	5.48%	15.05%	10.03%
Credit risk rate	0.04%	67.59%	19.48%	0.02%	67.59%	19.62%
Prepayment rate	1.52%	95.77%	34.59%	0.89%	95.53%	34.65%
_________
(1) Unobservable inputs were weighted by relative fair value.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Significant Recurring Level 3 Fair Value Input Sensitivity

Adverse changes in significant assumptions do not result in a material impact to the fair value of trailing fee liabilities as of December 31, 2025 and March 31, 2026.

Rollforward of Level 3 Fair Values

The following tables present a rollforward of trailing fee liabilities classified by the Company within Level 3 of the fair value hierarchy:

Trailing Fee Liabilities
Fair value at December 31, 2024	$4,614
Issuances	700
Repayments and settlements	(603)
Changes in fair value recorded in earnings	(137)
Fair value at March 31, 2025	$4,574

Trailing Fee Liabilities
Fair value at December 31, 2025	$5,761
Issuances	1,175
Repayments and settlements	(848)
Changes in fair value recorded in earnings	(108)
Fair value at March 31, 2026	$5,980

 6.    Goodwill and Intangible Assets
Goodwill

Goodwill balance was $67.1 million as of both December 31, 2025 and March 31, 2026. The Company recognized no impairment charges related to goodwill during the three months ended March 31, 2025 and 2026.
Intangible Assets

Acquired intangible assets subject to amortization consist of customer relationships, and are recorded net of amortization and included within other assets on the condensed consolidated balance sheets. The gross and net carrying values and accumulated amortization are as follows:

	December 31, 2025			March 31, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$13,700	$(5,423)	$8,277	$13,700	$(5,708)	$7,992

Amortization expense was immaterial for the three months ended March 31, 2025 and 2026.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Expected future amortization expense for intangible assets is as follows:

March 31, 2026
Remaining 2026	$856
2027	1,142
2028	1,142
2029	1,142
2030	1,142
Thereafter	2,568
Total	$7,992

 7.    Balance Sheet Components
Other Assets

Other assets consisted of the following:

	December 31, 2025	March 31, 2026
Receivables	46,647	46,068
Loan servicing assets (at fair value)(1)	40,941	45,437
Prepaid expenses	39,658	40,588
Other assets	17,379	12,844
Intangible assets, net(2)	8,289	8,004
Deposits	5,057	1,620
Total other assets	$157,971	$154,561
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

	December 31, 2025	March 31, 2026
Internally developed software	$95,923	$101,884
Leasehold improvements	15,519	18,134
Computer and networking equipment	6,358	6,484
Furniture and fixtures	4,795	5,306
Total property, equipment, and software	122,595	131,808
Accumulated depreciation and amortization	(78,421)	(83,806)
Total property, equipment, and software, net	$44,174	$48,002

For the three months ended March 31, 2025 and 2026, depreciation and amortization expense on property, equipment, and software was $6.1 million and immaterial, respectively.

Capitalized internally developed software balances, net of accumulated amortization, were $38.5 million and $40.2 million as of December 31, 2025 and March 31, 2026, respectively. The Company recognized no impairment charges to internally developed software during the three months ended March 31, 2025 and 2026.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31, 2025	March 31, 2026
Accrued expenses	$68,232	$58,865
Accounts payable	31,981	22,719
Accrued payroll	49,275	16,217
Other liabilities	6,788	10,929
Loan servicing liabilities (at fair value)	4,383	6,646
Trailing fee liability (at fair value)	5,761	5,980
Beneficial interest liabilities (at fair value)	5,075	3,235
Total accrued expenses and other liabilities	$171,495	$124,591

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 8.    Borrowings

The following table presents the aggregate principal outstanding of all borrowings that are included in the condensed consolidated balance sheets:

	December 31, 2025	March 31, 2026
Warehouse credit facilities	$97,333	$183,307
Risk retention financing facility	75,647	80,661
Convertible senior notes	1,687,794	1,687,794
Total payments due	1,860,774	1,951,762
Unamortized debt discount	(31,629)	(30,097)
Total borrowings	$1,829,145	$1,921,665
The following table summarizes the aggregate amount of maturities of all borrowings:

March 31, 2026
Remaining 2026	$66,544
2027	—
2028	183,307
2029	431,250
2030	500,000
Thereafter	770,661
Total	$1,951,762

Warehouse Credit Facilities

The following table presents the details of the Company’s revolving warehouse credit facilities:

				December 31, 2025		March 31, 2026
	Stated Interest Rate(1)	Termination and Maturity(2)	Total Borrowing Capacity(3)	Collateral(4)	Outstanding Borrowings	Collateral(4)	Outstanding Borrowings
Upstart Auto Warehouse Trust 2	Benchmark rate + 0% - 4.0%	August 2026 and August 2027	$150,000	$3	$1	$—	$—
Upstart Loan Trust	Benchmark rate + 1.8% - 3.4%	June 2027 and June 2028	325,000	56,255	23,025	194,751	109,000
Upstart Small Dollar Loan Trust	Benchmark rate + 5.5%	June 2027 and June 2028	100,000	128,973	74,307	135,404	74,307
Total			$575,000	$185,231	$97,333	$330,155	$183,307
_________
(1)The interest rates on our warehouse credit facilities are floating and designed as a reference rate plus a spread. Reference rates include the Compounded Secured Overnight Financing Rate, the Term Secured Overnight Financing Rate, and the weighted-average cost of

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

commercial paper notes issued by the lender. The stated interest rate excludes maximum unused commitment fees of 1.0%. The undrawn fee for Upstart Small Dollar Loan Trust is the dollar amount of interest and fees that would have been due if the daily average aggregate outstanding principal balance was equal to 75% of the then-applicable borrowing base.
(2)The first date represents the final date the Company may borrow up to the maximum capacity under the warehouse. The second date is the maturity date, when the outstanding principal amount, together with accrued and unpaid interest will be due and payable in full.
(3)Total capacity is as of March 31, 2026. Upstart Small Dollar Loan Trust has $100.0 million of uncommitted capacity and Upstart Loan Trust has $150.0 million of uncommitted capacity out of the $325.0 million total.
(4)Represents the aggregate restricted cash and unpaid principal balance of loans pledged as collateral.

The Company’s warehouse credit facilities contain certain financial covenants. On April 15, 2026, the Company obtained a waiver under the Upstart Loan Trust warehouse facility related to breaches of certain financial covenants for the March 2026 collection period. As of March 31, 2026, the Company was in compliance with all applicable covenants for its other warehouse credit facilities.

Risk Retention Financing Facility

In June 2025, the Company entered into a $100.0 million risk retention financing facility to finance certain securitization notes receivable it retained in a capacity of the risk retention sponsor under applicable risk retention regulations. Under this facility, the Company pledged the securitization notes receivable as collateral. The facility’s maturity aligns with the stated maturities of the underlying notes, which range from 2026 to 2036. The facility is accounted for as a secured borrowing.

As of March 31, 2026, the outstanding balance of the facility was $80.7 million, presented within borrowings on the condensed consolidated balance sheets. The fair value of the securitization notes receivable pledged was $80.4 million, $78.3 million of which is presented within notes receivable and residual certificates (at fair value) on the condensed consolidated balance sheets and $2.1 million related to the consolidated securitization. The financing bears interest at the weighted-average coupon of the pledged securities plus a 0.40% spread.

Pledged collateral levels are monitored and maintained at an agreed-upon percentage of the outstanding borrowings during the life of the borrowing. In the event of a decline in the fair value of the pledged collateral, the Company may be required to transfer cash or pledge additional securities under this facility.

On April 22, 2026 the risk retention financing facility was amended to increase the maximum facility amount from $100.0 million to $200.0 million.

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

The Company recorded an immaterial amount of coupon interest expense and an immaterial amount of amortization of debt issuance costs related to the Notes for all periods presented. These amounts were presented within other income, net for the three months ended March 31, 2025 and within interest expense for the three months ended March 31, 2026 in the condensed consolidated statements of operations and comprehensive loss. Accrued interest expenses related to the Notes were immaterial and $6.2 million as of December 31, 2025 and March 31, 2026, respectively.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents the components of the Notes as of December 31, 2025 and March 31, 2026:

	December 31, 2025				March 31, 2026
	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Fair Value	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Fair Value
2026 Notes	$66,544	$(209)	$66,335	$63,958	$66,544	$(132)	$66,412	$65,038
2029 Notes	431,250	(7,933)	423,317	566,500	431,250	(7,427)	423,823	421,465
2030 Notes	500,000	(9,643)	490,357	461,614	500,000	(9,164)	490,836	364,090
2032 Notes	690,000	(13,613)	676,387	573,687	690,000	(13,063)	676,937	448,224
Total	$1,687,794	$(31,398)	$1,656,396	$1,665,759	$1,687,794	$(29,786)	$1,658,008	$1,298,817

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

 9.    Stockholders' Equity
Common Stock Reserved for Future Issuance

In December 2020, the Company's amended and restated certificate of incorporation became effective, which authorizes the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share. Shares of common stock reserved for issuance, on an as-converted basis, are as follows:

	December 31, 2025	March 31, 2026
Options issued and outstanding	9,204,983	9,220,829
Restricted stock units outstanding	2,276,156	4,743,205
Performance-based restricted stock units outstanding	—	1,726,737
Shares available for future issuance under 2020 plan	10,922,232	7,469,133
Shares available for issuance under employee stock purchase plan	4,140,207	4,943,276
Total	26,543,578	28,103,180
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

The Company records share repurchases on the settlement date. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. The Company’s policy for share retirements is to allocate the excess between par value and the repurchase price, including costs and fees, to additional paid-in capital. During the three months ended March 31, 2026, the Company repurchased, and subsequently retired, 3.2 million shares of common stock for $100.1 million at an average cost of $31.31 per share. As of March 31, 2026, $122.1 million remains available for future purchases of our common stock under the share repurchase program.

At-the-Market Program

On February 14, 2025, in connection with the commencement of an “at the market” offering program, the Company entered into a Sales Agreement, under which the Company may offer and sell, from time to time, up to an aggregate of $500.0 million of its common stock. The Company will pay a commission of up to 2% of the gross

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

proceeds of shares sold, if any, under the Sales Agreement and intends to use the net proceeds from sales for working capital and general corporate purposes. As of March 31, 2026, no shares were issued under the program.
Equity Incentive Plans

The 2020 Equity Incentive Plan authorizes grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance-based restricted stock units (“PRSUs”) to eligible participants.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2026:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2025	9,204,983	$23.11	5.3	$247,040
Options granted	134,675	27.23
Options exercised	(88,685)	7.08
Options cancelled and forfeited	(30,144)	25.44
Balances at March 31, 2026	9,220,829	23.32	5.2	103,883
Options exercisable – March 31, 2026	7,399,833	20.18	4.4	98,214
Options vested and expected to vest – March 31, 2026	9,207,104	$23.30	5.2	$103,880

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of March 31, 2026. The aggregate intrinsic value of options exercised for the three months ended March 31, 2025 and 2026 was $37.9 million and $2.4 million respectively. The weighted-average grant date fair value of options granted during the three months ended March 31, 2025 and 2026 was $35.74 and $16.38 per share, respectively. The total fair value of options vested for the three months ended March 31, 2025 and 2026 was $6.5 million and $4.9 million, respectively.

As of March 31, 2026, total unrecognized stock-based compensation expense related to unvested stock options was $30.9 million, which is expected to be recognized over a remaining weighted-average period of 1.7 years.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Restricted Stock Units

The Company grants RSUs to employees and non-employees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over one to four years. The following table summarizes RSU activity for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2025	2,276,156	$47.43
RSUs granted	3,202,172	27.45
RSUs vested	(602,976)	52.16
RSUs cancelled and forfeited	(132,147)	34.10
Unvested at March 31, 2026	4,743,205	$33.63

As of March 31, 2026, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $131.6 million, which is expected to be recognized over a remaining weighted-average period of 1.4 years.

Performance-based Restricted Stock Units

During the three months ended March 31, 2026, the Company granted PRSUs to certain executives. The awards are subject to both performance and service-based vesting conditions and the number of shares that may be earned at the end of the four year performance period is based on applicable market-based performance targets with potential adjustment based on financial performance metrics. The expense is recognized on a straight-line basis over the requisite service period.

The following table summarizes PRSU activity for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2025	—	$—
PRSUs granted	1,726,737	56.20
Unvested at March 31, 2026	1,726,737	$56.20

As of March 31, 2026, total unrecognized stock-based compensation expense related to outstanding unvested PRSUs was $95.1 million, which is expected to be recognized over a remaining weighted-average period of 3.9 years.

2020 Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”) provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on the exercise date. During the three months ended March 31, 2026, 177,378 shares of common stock were purchased under the ESPP.

As of March 31, 2026, total unrecognized stock-based compensation expense related to the ESPP was immaterial.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Fair Value of Awards Granted

In determining the fair value of stock-based awards, the Company uses a Black-Scholes option-pricing model for its options granted and ESPP purchase rights and a Monte Carlo simulation model for its PRSUs. The inputs used for estimating the fair values of options, ESPP purchase rights and PRSUs granted during the period include:

Fair Value of Common Stock–The fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the Nasdaq Global Select Market.

Expected Term–The expected term represents the period that the Company’s stock options and ESPP purchase rights are expected to be outstanding. We estimate the expected term for stock options based on the simplified method, which is the weighted-average time to vesting and the contractual maturity. For ESPP, the expected term represents the term from the first day of the offering period to the purchase date. For PRSUs, the expected term is the simulation term, the time period from the valuation date to the end of the performance measurement period.

Volatility–The Company estimates the expected volatility for stock options and PRSUs based on the weighted-average historical volatility of the Company’s common stock and the average volatility for comparable publicly-traded companies, over a period equal to the expected term. Previously, expected volatility was based solely on historical volatility of comparable publicly-traded peer companies. For ESPP, the expected volatility is estimated using historical volatility of the Company’s common stock over the expected term.

Risk-free Interest Rate–The risk-free interest rate assumption is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the award.

Dividends–The Company has never paid dividends on its common stock and does not anticipate paying dividends on common stock for the foreseeable future. Therefore, the Company uses an expected dividend yield of zero.

The following assumptions were used to estimate the fair value of options granted:

	Three Months Ended March 31,
	2025	2026
Expected term (in years)	5.2 – 7.0	5.2 – 5.7
Expected volatility	50.66% – 53.33%	65.70%
Risk-free interest rate	3.96% – 4.09%	3.51% – 3.62%
Dividend yield	—%	—%

The following assumptions were used to estimate the fair value of ESPP purchase rights:

	Three Months Ended March 31,
	2025	2026
Expected term (in years)	0.5	0.5
Expected volatility	99.09%	71.86%
Risk-free interest rate	4.34%	3.59%
Dividend yield	—%	—%

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following assumptions were used to estimate the fair value of PRSUs granted:

Three Months Ended March 31,
2026
Expected term (in years)	3.9 – 4.0
Expected volatility	93.23% – 94.73%
Risk-free interest rate	3.42% – 3.82%
Dividend yield	—%

Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its condensed consolidated statements of operations and comprehensive loss for employees and non-employees:

	Three Months Ended March 31,
	2025	2026
Sales and marketing	$2,703	$3,026
Customer operations	1,646	1,895
Engineering and product development	14,552	18,754
General, administrative, and other	10,930	11,136
Total	$29,831	$34,811

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

Future minimum lease payments are as follows:

March 31, 2026
Remaining 2026	$6,647
2027	5,558
2028	4,441
2029	2,990
Total undiscounted lease payments	19,636
Less: Present value adjustment	(2,088)
Operating lease liabilities	$17,548

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

As of March 31, 2026, the Company had entered into leases that have not yet commenced with total future lease payments of approximately $66.2 million. These leases are expected to commence during fiscal year 2026, with initial lease terms ranging from 8 to 11 years.

The Company had no finance lease expense during the three months ended March 31, 2025 and 2026. The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance and parking fees, were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial during the periods presented. The Company had immaterial sublease income during the three months ended March 31, 2025 and 2026.

Operating lease expense was as follows:

	Three Months Ended March 31,
	2025	2026
Rent expense	$3,571	$3,194
Variable lease payments	$960	$1,081

Supplemental cash flow and non-cash information related to the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2025	2026
Cash paid for amounts included in the measurement of lease liabilities	$3,612	$3,960

Supplemental balance sheet information related to the Company’s operating leases was as follows:

	December 31, 2025	March 31, 2026
Weighted-average remaining lease term (in years)	2.70	2.74
Weighted-average discount rate	7.13%	7.37%

 11.    Commitments and Contingencies
Commitments

The Company has loan purchase obligations under the Company’s loan agreements with certain lending partners. These lending partners retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the conclusion of the required holding period. As of December 31, 2025 and March 31, 2026, the total loan purchase commitment included outstanding principal balance of $116.9 million and $120.7 million, respectively.

The Company has commitments to fund future advances on HELOCs. As of December 31, 2025 and March 31, 2026, these commitments were $18.0 million and $21.6 million, respectively, however, since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

From time to time the Company is subject to, and it is presently involved in, various litigation and legal proceedings arising from the ordinary course of business activities, the outcome of which the Company cannot reasonably determine. Other than the class actions and derivative actions described below, the Company does not believe that it is presently a party to any litigation of which the outcome would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. As of December 31, 2025 and March 31, 2026, immaterial loss contingencies were recorded in connection with legal proceedings.

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

The maximum potential amount of future payments associated with any repurchase or indemnification obligation is the outstanding balances of the loans held by lending partners and institutional investors, which as of December 31, 2025 and March 31, 2026, was $14,290.4 million and $15,330.5 million, respectively. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial and $13.0 million for the three months ended March 31, 2025 and 2026, respectively.

The Company did not have material contingent liabilities related to future loan repurchase obligations as of December 31, 2025 and March 31, 2026. These amounts are included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

Legal

On July 26, 2022, a lawsuit was filed in United States District Court, Southern District of Ohio, captioned Crain v. Upstart Holdings, Inc. et al., Case No. 2:22-cv-02935-ALM-EPD (S.D. Ohio) against the Company, the Company’s Chief Executive Officer, and Chief Financial Officer, alleging that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

thereunder, as well as Section 20(a) of the Exchange Act. The Crain lawsuit claims unspecified damages and legal fees. On August 16, 2022, the court appointed a lead plaintiff and approved lead counsel in the Crain action. On December 5, 2022, the lead plaintiff filed a consolidated amended complaint, which names the same defendants as the previous complaint, along with two Company executives, as well as Third Point LLC and its CEO and Third Point Ventures LLC and its managing partner (also a former Upstart board member). The consolidated amended complaint brings the same claims as the previous complaint but adds a claim under Section 20A of the Exchange Act. On February 24, 2023, the defendants filed motions to dismiss the consolidated amended complaint. On September 29, 2023, the Court issued an order, granting in part and denying in part the Upstart defendants’ motion, and granting the motion filed by Third Point LLC and its CEO and Third Point Ventures LLC. On November 7, 2023, the Upstart defendants filed a motion for reconsideration, which the Court denied on August 5, 2024. On February 2, 2024, Lead Plaintiff, Universal-Investment-Gesellschaft mbH, and plaintiffs, Kathy Brooks and Kevin Crain, filed a motion for an order to certify this matter, now captioned In re Upstart Holdings Securities Litigation, as a class action, appoint themselves as class representatives, and approve their selection of Motley Rice LLC and Robbins Geller Rudman & Dowd LLP as co-class counsel, which motion the Court granted on March 27, 2025. On December 6, 2024, plaintiffs filed a motion for leave to file a first amended complaint, which motion the Court granted on September 29, 2025. The first amended complaint adds back as defendants Third Point LLC and its CEO and Third Point Ventures LLC. On November 14, 2025, Third Point LLC, its CEO, Third Point Ventures LLC, and its managing partner moved to dismiss the claims asserted against them in the first amended complaint, which motion plaintiffs opposed on January 8, 2026. On January 29, 2026, Third Point LLC, its CEO, Third Point Ventures LLC, and its managing partner filed a reply in support of their motion to dismiss. No hearing has been set on the motion to dismiss. The Company believes the remaining claims in the action are without merit and intends to defend itself vigorously.

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

On December 12, 2022, in response to a joint motion by the parties, the Court consolidated the OConnor and Chung matters, appointed co-lead counsel, and stayed the consolidated case until resolution of the related securities class action. On April 24, 2024, the plaintiffs in the consolidated action filed an amended complaint. The amended complaint includes allegations similar to those in the initial complaint in the OConnor action, and names the same defendants as the initial complaint, along with an additional Company executive and another former board member. The amended complaint brings the same claims as the initial complaint in the OConnor action but adds claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, for contribution under Sections 10(b) and 21D of the Exchange Act, and for abuse of control and gross mismanagement. The amended complaint seeks similar relief to that sought in the initial complaint in the OConnor action. The matter remains stayed until resolution of the class action.

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

 12.    Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2025 and 2026, are as follows:

	Three Months Ended March 31,
	2025	2026
Provision for income taxes	$29	$84
Effective tax rate	(1.20)%	(1.28)%

The Company's tax provision and the resulting effective tax rate for interim periods are determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising during the period. The increase in the Company's effective tax rate for the three months ended March 31, 2026, compared to the same periods in 2025, was primarily driven by an increase in the Company's state tax liabilities, despite maintaining a full valuation allowance. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowance on the Company’s deferred tax assets as it is more likely than not that some or all of these deferred tax assets will not be realized.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 13.    Net Income (Loss) Per Share

Basic net loss per common share is based on the weighted-average common shares outstanding during the relevant period. Diluted loss per share is based on the weighted-average common shares outstanding during the relevant period, adjusted for the dilutive effect of share-based awards and convertible debt.

For periods in which the Company reports net losses, basic and diluted net loss per share are the same because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

	Three Months Ended March 31,
	2025	2026
Numerator:
Net loss attributable to common stockholders	$(2,447)	$(6,646)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share, basic	94,274,538	96,901,974
Weighted-average common shares outstanding used to calculate net loss per share, diluted	94,274,538	96,901,974

Net loss per share, basic	$(0.03)	$(0.07)
Net loss per share, diluted	$(0.03)	$(0.07)
The following securities were excluded from the computation of diluted net loss per share for the periods presented, due to their anti-dilutive effect:

	Three Months Ended March 31,
	2025	2026
Options to purchase common stock	10,122,309	9,220,829
Unvested RSUs	3,826,545	4,743,439
Unvested PRSUs	—	1,726,737
Purchase rights committed under the ESPP	66,056	139,312
Convertible senior notes	15,929,353	23,477,838
Total	29,944,263	39,308,155

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

The following table presents financial information, including Contribution Profit, for the Company’s Personal Lending segment:

	Three Months Ended March 31,
	2025	2026
Personal Lending
Revenue from fees, net	$182,127	$265,394
Borrower acquisition costs(2)	(45,141)	(80,379)
Borrower verification and servicing costs(3)	(29,274)	(36,581)
Contribution Profit for Personal Lending	$107,712	$148,434
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents a reconciliation of total Contribution Profit to Net loss before income taxes:

	Three Months Ended March 31,
	2025	2026
Contribution Profit:
Personal Lending	$107,712	$148,434
Reconciling items:
Other Contribution Profit/(Loss)(1)	(5,340)	(11,160)
Sales and marketing, net of borrower acquisition costs(2)	(10,408)	(12,198)
Customer operations, net of borrower verification and servicing costs(3)	(5,960)	(7,563)
Engineering and product development	(57,838)	(80,112)
General, administrative, and other	(60,558)	(76,070)
Interest income, interest expense, and fair value adjustments, net	27,896	31,151
Other income, net	2,078	956
Net loss before income taxes	$(2,418)	$(6,562)
_________
(1)Includes Auto Lending and Other operating segments, which did not meet the separate reporting or aggregation criteria under GAAP.
(2)Borrower acquisition costs were $48.6 million and $92.3 million for the three months ended March 31, 2025 and 2026, respectively. Borrower acquisition costs consist of the Company’s sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for the Company’s business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses.
(3)Borrower verification and servicing costs were $34.5 million and $47.5 million for the three months ended March 31, 2025 and 2026, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of the Company’s customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses.

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

Beyond core underwriting, we apply our proprietary AI models to other areas of our business, such as income and identity verification, fraud detection, and identifying loan stacking behavior, among others. The result is an exceptional digital-first experience with significant levels of automation. For example, during the three months ended March 31, 2026, 91% of loans on our platform were fully automated, with no human intervention by Upstart. Consumer acquisition is another area where we apply our AI, making these activities increasingly efficient. Consumers primarily access Upstart-powered loans through Upstart.com and, for automotive retail in particular, through auto dealerships that use Upstart’s Auto Finance software.

Our dynamic marketplace allows us to serve borrowers across the credit spectrum. Loans issued through our marketplace are purchased by our network of institutional investors, retained or purchased by our lending partners, or in certain instances, held on our balance sheet. Out of the total principal of loans transacted on our marketplace during the three months ended March 31, 2026, 55% were purchased by institutional investors, 33% were retained or purchased by our lending partners, and 12% were held on our balance sheet. Investors may also invest in securities collateralized by Upstart-powered loans through our pass-through and securitization programs.

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

We retain certain loans on our balance sheet for research and development purposes (“R&D Loans”), including to test and evaluate our AI models for newer products, to fill gaps in investor demand, and to aid in price discovery. As of March 31, 2026, 62% of loans held on our balance sheet were for R&D purposes, primarily related to our auto refinance and auto retail loan products, small dollar loans and HELOCs.

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

We evaluate the credit performance of our loans by comparing the target returns expected at the time of origination to the returns received by our lending partners, institutional investors, or us. The target return, a critical component of our loan pricing, is calculated using estimated cash flows, which are developed based on a number of factors, including credit losses and prepayment rates. While target returns across our lending partners and institutional investors vary depending on their programs’ objectives and risk tolerance, overall performance is calculated based on the variance between the initially expected returns and the actual return on capital invested in Upstart-powered loans.

An equal investment in all vintages of Upstart-powered personal loans (excluding small dollar loans) originated in the first quarter of 2024 through the fourth quarter of 2025 is currently expected to deliver annual returns in line with a blended target of approximately 11.3% after servicing fees. Looking at performance over a longer period, an equal investment in all vintages of Upstart-powered personal loans (excluding smaller dollar loans) originated in the first quarter of 2023 through the fourth quarter of 2025 is currently expected to deliver annual returns in line with a blended target of approximately 10.8% after servicing fees.

At a more granular level, the quarterly vintages originated in the first quarter of 2023 through the first quarter of 2024 are currently forecasted to underperform relative to their target returns and quarterly vintages originated in the second quarter of 2024 or later are currently forecasted to deliver returns in line with target yields. This reversion in performance to target yields reflects a combination of factors including increased conservatism in underwriting, the relative stabilization of macroeconomic conditions, and improvements in our more recent models.
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

To respond to macroeconomic changes and provide relevant and up-to-date information to our lending partners, we introduced a new metric, the Upstart Macro Index (“UMI”), in 2023. As of March 31, 2026, UMI remained elevated, measured at approximately 1.38, meaning that current macroeconomic conditions contributed an incremental risk of approximately 38% to the repayment performance of an Upstart-powered unsecured personal loan, compared to the baseline measurement of 1.0.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction. The following presents our key operating and financial metrics:

	Three Months Ended March 31,
	2025	2026
Transaction Volume, Dollars	$2,133,608	$3,445,142
Transaction Volume, Number of Loans(1)	240,706	425,356
Conversion Rate(2)	17.5%	18.5%
Percentage of Loans Fully Automated(3)	92%	91%

Contribution Profit(4)	$102,372	$137,274
Contribution Margin(4)	55%	50%
Adjusted EBITDA(4)	$42,577	$40,469
Adjusted EBITDA Margin(4)	20%	13%
_______

(1)Transaction Volume, Number of Loans, is shown in ones for the periods presented.
(2)Beginning in the fourth quarter of 2025, we revised the definition and underlying calculation methodology of Conversion Rate. Prior period figures have been recast to conform to the new definition and methodology. For additional information regarding this change, see “Key Operating and Non-GAAP Financial Metrics” in our Annual Report on Form 10-K for the year ended December 31, 2025.
(3)Beginning in the fourth quarter of 2025, we revised the definition and underlying calculation methodology of Percentage of Loans Fully Automated. Prior periods have not been adjusted, as the impact was immaterial. For additional information regarding this change, see “Key Operating and Non-GAAP Financial Metrics” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

Transaction Volume, Dollars increased 61% in the three months ended March 31, 2026 compared to the same period of 2025 and Transaction Volume, Number of Loans increased 77% in the three months ended March 31, 2026 compared to the same period of 2025. These increases were primarily due to model improvements and product initiatives, which resulted in an increase in the number of qualified borrowers and more attractive loan offers. The increase in Transaction Volume, Number of Loans was higher than the increase in Transaction Volume, Dollars due to the decrease in average loan size, primarily as underwriting model improvements drove higher approval rates in smaller dollar categories of loans.

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

Our Conversion Rate increased to 18.5% in the three months ended March 31, 2026 from 17.5% in the same period of 2025, primarily driven by underwriting model improvements and product and pricing initiatives, coupled with continued optimization in our acquisition channels.
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

We have been successful in increasing the level of loan automation on the platform over the years while simultaneously holding fraud rates at very low levels. We believe this growth has been driven in part by our ability to streamline and automate the loan application and origination process on our platform. As we expand our loan offerings, however, this percentage may fluctuate from period to period depending on the loan offering mix and other factors.

Our Percentage of Loans Fully Automated decreased slightly to 91% in the three months ended March 31, 2026 from 92% in the same period of 2025.
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

To derive Contribution Profit, we subtract the sum of borrower acquisition costs as well as borrower verification and servicing costs from revenue from fees, net. To calculate Contribution Margin we divide Contribution Profit by revenue from fees, net. Contribution Profit and Contribution Margin may fluctuate between periods due to various factors, including changes in the product mix of loans originated on our platform and marketing efforts.

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Three Months Ended March 31,
	2025	2026
Revenue from fees, net	$185,475	$277,063
Borrower acquisition costs(1)	(48,562)	(92,257)
Borrower verification and servicing costs(2)	(34,541)	(47,532)
Total direct expenses	(83,103)	(139,789)
Contribution Profit	$102,372	$137,274
Contribution Margin	55%	50%
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

Adjusted EBITDA and Adjusted EBITDA Margin

We believe that Adjusted EBITDA and Adjusted EBITDA Margin are useful for investors to use in comparing our financial performance with the performance of other companies for the following reasons:
•Adjusted EBITDA and Adjusted EBITDA Margin are widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation, and interest expense, that can vary substantially from company to company depending upon their financing and capital structures, and the method by which assets were acquired; and
•Adjusted EBITDA and Adjusted EBITDA Margin eliminate the impact of certain items such as stock-based compensation expense and certain payroll tax expense, expense on convertible notes, gain on debt extinguishment, net gain on lease modification and reorganization expenses, as applicable, that may obscure trends in the underlying performance of our business; and
•Adjusted EBITDA and Adjusted EBITDA Margin provide consistency and comparability with our past financial performance, and facilitate comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
We calculate Adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense and certain payroll tax expenses, depreciation and amortization, expense on convertible notes, provision for income taxes, gain on debt extinguishment, net gain on lease modification and reorganization expenses, as applicable. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue. Adjusted EBITDA and Adjusted EBITDA Margin includes interest expense from corporate debt and warehouse credit facilities which is incurred in the course of earning corresponding interest income. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin.
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

We recognize subscription fees in relation to contracts with auto dealers for the use of Upstart Auto Finance software, a cloud-based solution that facilitates dealership operations and enables them to provide consumers with access to Upstart-powered auto loans. In addition, we recognize origination fees charged to our borrowers on HELOCs that we originate. Refer to “Note 2. Revenue” in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Servicing and Other Fees, Net

Servicing fees are calculated as a percentage of outstanding principal and are charged monthly to lending partners and institutional investors, including securitization trusts and pass-through entities, that hold loans facilitated through our marketplace. These fees compensate us for servicing activities performed throughout the loan term, including collection, processing and reconciliations of payments received, institutional investor reporting and borrower customer support. Servicing fees are recorded net of any gains, losses or changes to fair value recognized in the underlying servicing rights and obligations, which are carried as assets and liabilities on our condensed consolidated balance sheets. Upstart currently acts as servicer for substantially all outstanding loans facilitated through our marketplace. Borrower payment collections for loans that are more than 30 days past due or charged off are generally outsourced to third-party collection agencies. Upstart charges lending partners and institutional investors for collection agency fees related to their outstanding loan portfolio. Upstart also receives certain ancillary fees on a per transaction basis inclusive of late payment fees and ACH fail fees.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Interest Income, Interest Expense, and Fair Value Adjustments, Net

Interest income, interest expense, and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments held on our condensed consolidated balance sheets as part of our ongoing operating activities, excluding loan servicing assets and liabilities. Interest income, interest expense, and fair value adjustments, net includes realized gain or loss on the sale of loans. For the three months ended March 31, 2026, interest income, interest expense, and fair value adjustments, net also includes coupon interest expense and amortization of debt issuance costs related to our convertible senior notes and dividend income earned on certain cash accounts, which were previously included in other income, net. Refer to “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. Interest income, interest expense, and fair value adjustments, net can fluctuate based on the fair value of financial instruments held on our condensed consolidated balance sheets. This amount has historically been a small percentage of our total revenue, and we do not manage our business with a focus on growing this component of revenue.
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Income, Net

Other income, net primarily consists of dividend income earned on certain restricted cash balances. For the three months ended March 31, 2025, it included dividend income earned on all unrestricted cash and cash equivalents and restricted cash balances. Beginning in the three months ended March 31, 2026, dividend income earned on certain cash accounts is presented within interest income, interest expense, and fair value adjustments, net. Refer to “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Expense on Convertible Notes

Expense on convertible notes for the three months ended March 31, 2025 comprised of coupon interest expense and amortization of debt issuance costs related to our convertible senior notes. Expense on convertible notes for the three months ended March 31, 2026 is presented within interest income, interest expense, and fair value adjustments, net.

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended March 31,
	2025	2026
Revenue:
Revenue from fees, net	$185,475	$277,063
Interest income, interest expense, and fair value adjustments, net:
Interest income(1)	40,568	56,061
Interest expense(1)	(7,020)	(10,370)
Fair value and other adjustments, net	(5,652)	(14,540)
Total interest income, interest expense, and fair value adjustments, net	27,896	31,151
Total revenue	213,371	308,214
Operating expenses(2):
Sales and marketing	58,970	104,455
Customer operations	40,501	55,095
Engineering and product development	57,838	80,112
General, administrative, and other	60,558	76,070
Total operating expenses	217,867	315,732
Loss from operations	(4,496)	(7,518)
Other income, net	2,078	956
Net loss before income taxes	(2,418)	(6,562)
Provision for income taxes	29	84
Net loss	$(2,447)	$(6,646)
________
(1)For the three months ended March 31, 2026, interest income and interest expense include dividend income earned on certain cash accounts and expense on convertible notes, respectively, which were previously included in other income, net. Refer to “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(2)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2026
Sales and marketing	$2,703	$3,026
Customer operations	1,646	1,895
Engineering and product development	14,552	18,754
General, administrative, and other	10,930	11,136
Total stock-based compensation	$29,831	$34,811
Revenue
Revenue from Fees, Net

The following table sets forth our revenue from fees, net in the periods shown:

	Three Months Ended March 31,		Change
	2025	2026	$	%
Platform and referral fees, net	$150,975	$224,618	$73,643	49%
Servicing and other fees, net	34,500	52,445	17,945	52%
Total revenue from fees, net	$185,475	$277,063	$91,588	49%

Revenue from fees, net increased $91.6 million, or 49%, in the three months ended March 31, 2026, compared to the same period in 2025, which included an increase of $73.6 million in revenue from platform and referral fees, net, and an increase of $17.9 million in servicing and other fees, net. The increase of the platform and referral fees, net was primarily driven by a 61% increase in the Transaction Volume, Dollars from $2,134 million in the three months ended March 31, 2025 to $3,445 million in the same period in 2026, partially offset by lower fee rates, including those related to prime borrowers. The increase in servicing and other fees, net was primarily due to the increase in outstanding principal of serviced loans, borrower fees, as well as fees recognized in connection with sale of our loans, including securitizations.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Interest Income, Interest Expense, and Fair Value Adjustments, Net

	Three Months Ended March 31,		Change
	2025	2026	$	%
Operating entities(1):
Interest income	$35,456	$53,393	$17,937	51%
Interest expense	(5,171)	(9,212)	(4,041)	(78)%
Fair value adjustments, net	(1,872)	(13,804)	(11,932)	(637)%
Consolidated securitization entities:
Interest income	5,112	2,668	(2,444)	(48)%
Interest expense	(1,849)	(1,158)	691	37%
Fair value adjustments, net	(3,780)	(736)	3,044	81%
Total Company:
Interest income	40,568	56,061	15,493	38%
Interest expense	(7,020)	(10,370)	(3,350)	(48)%
Fair value adjustments, net	(5,652)	(14,540)	(8,888)	(157)%
Total interest income, interest expense, and fair value adjustments, net	$27,896	$31,151	$3,255	12%
_________
(1)Consists of balances recognized by entities participating in ongoing operating activities of the Company, excluding entities associated with the UPST 2023-2 consolidated securitization.

Interest income, interest expense, and fair value adjustments, net increased $3.3 million, or 12% in the three months ended March 31, 2026, compared to the same period in 2025. The increase was driven by a $15.5 million increase in interest income, partially offset by a $8.9 million increase in unfavorable fair value adjustments and a $3.4 million increase in interest expense. The increase in interest income was due to dividend income earned on certain cash accounts during the three months ended March 31, 2026, which was previously included in other income, net, as well as the increase in balances of loans and notes receivable and residual certificates held on the condensed consolidated balance sheets by operating entities, partially offset by a decrease in the balance of loans held in the consolidated securitization during the period. The increase in unfavorable fair value adjustments is attributable to a $7.5 million increase in realized loss on loan sales, and a $4.5 million decrease in fair value and realized gains on beneficial interests during the three months ended March 31, 2026 compared to the same period in 2025, partially offset by a $3.1 million decrease in unrealized losses and loan charge-offs. The increase in interest expense was due to $5.1 million expense on convertible senior notes incurred during the three months ended March 31, 2026, which was previously included in other income, net, partially offset by $2.5 million decrease in interest expense on loans recognized by operating entities and a $0.7 million decrease in interest expense recognized by consolidated securitization entities due to lower payable to securitization note holders during the period.
Operating Expenses

Sales and Marketing

	Three Months Ended March 31,		Change
	2025	2026	$	%
Sales and marketing	$58,970	$104,455	$45,485	77%
% of revenue	28%	34%

Sales and marketing expenses increased by $45.5 million, or 77%, in the three months ended March 31, 2026 compared to the same period in 2025, which was driven primarily by a $43.7 million increase in advertising and borrower acquisition costs, a $1.4 million increase in payroll and other personnel-related expenses, and a $0.4

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
million increase in marketing operation expense. As a percentage of total revenue, sales and marketing expenses increased from 28% to 34%.

Customer Operations

	Three Months Ended March 31,		Change
	2025	2026	$	%
Customer operations	$40,501	$55,095	$14,594	36%
% of revenue	19%	18%

Customer operations expenses increased by $14.6 million, or 36%, in the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to a $8.4 million increase in information verification expenses and systems expenses, a $4.0 million increase in payroll and other personnel-related expenses, and a $2.1 million increase in servicing expenses. As a percentage of total revenue, customer operations expenses decreased from 19% to 18%.

Engineering and Product Development

	Three Months Ended March 31,		Change
	2025	2026	$	%
Engineering and product development	$57,838	$80,112	$22,274	39%
% of revenue	27%	26%

Engineering and product development expenses increased by $22.3 million, or 39%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to a $15.6 million increase in payroll and other personnel-related expenses and a $6.6 million increase in other engineering operating expenses driven by data and infrastructure costs. As a percentage of total revenue, engineering and product development expenses decreased from 27% to 26%.

General, Administrative, and Other

	Three Months Ended March 31,		Change
	2025	2026	$	%
General, administrative, and other	$60,558	$76,070	$15,512	26%
% of revenue	28%	25%

General, administrative, and other expenses increased by $15.5 million, or 26%, in the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to a $13.2 million increase in payroll and other personnel-related expenses, a $1.8 million increase in office and administrative operating related expenses, and a $1.1 million increase in professional fees, partially offset by a $0.5 million decrease in amortization and depreciation expenses. As a percentage of total revenue, general, administrative, and other expenses decreased from 28% to 25%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Income, Net

	Three Months Ended March 31,		Change
	2025	2026	$	%
Other income, net	$2,078	$956	$(1,122)	(54)%

In the three months ended March 31, 2026, other income, net decreased by $1.1 million, or 54%, compared to the same period in 2025. The decrease was primarily driven by dividend income earned on certain cash accounts and expense on convertible notes for the three months ended March 31, 2026, which were included within interest income and interest expense, respectively, compared to other income, net for the three months ended March 31, 2025. Excluding the impact of this change, other income, net remained consistent for the periods presented.
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

	Three Months Ended March 31,
	2025	2026
Revenue from fees, net	$185,475	$277,063
Loss from operations	(4,496)	(7,518)
Operating Margin	(2)%	(3)%
Sales and marketing, net of borrower acquisition costs(1)	$10,408	$12,198
Customer operations, net of borrower verification and servicing costs(2)	5,960	7,563
Engineering and product development	57,838	80,112
General, administrative, and other	60,558	76,070
Interest income, interest expense, and fair value adjustments, net	(27,896)	(31,151)
Contribution Profit	$102,372	$137,274
Contribution Margin	55%	50%
_________
(1)Borrower acquisition costs were $48.6 million, and $92.3 million for the three months ended March 31, 2025 and 2026, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses.
(2)Borrower verification and servicing costs were $34.5 million, and $47.5 million for the three months ended March 31, 2025 and 2026, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses.

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

	Three Months Ended March 31,
	2025	2026
Total revenue	$213,371	$308,214
Net loss	(2,447)	(6,646)
Net Loss Margin	(1)%	(2)%
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	$33,636	$36,112
Depreciation and amortization	6,400	5,858
Expense on convertible notes	4,959	5,061
Provision for income taxes	29	84
Adjusted EBITDA	$42,577	$40,469
Adjusted EBITDA Margin	20%	13%
_________
(1)Payroll tax expenses include the employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.

Liquidity and Capital Resources

Sources and Uses of Cash and Cash Equivalents

As of March 31, 2026, our primary source of liquidity was cash and cash equivalents of $472.9 million. Changes in the balance of cash and cash equivalents are generally a result of working capital fluctuations and the timing of purchases and sales of loans facilitated through our marketplace. To finance purchases of certain loans facilitated through our lending marketplace, we rely on our warehouse credit facilities through special-purpose trusts and corporate cash.

During the three months ended March 31, 2026, we repurchased 3.2 million shares of common stock for $100.1 million. As of March 31, 2026, $122.1 million remains available for future purchases of our common stock under our share repurchase program. Refer to “Note 9. Stockholders’ Equity” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our share repurchase program.

We entered into an “at the market” offering program pursuant to which we may offer and sell, from time to time, shares of our common stock with an aggregate offering price of up to $500.0 million, as described in the prospectus supplement dated February 14, 2025 filed with the U.S. Securities and Exchange Commission. As of March 31, 2026, no shares were issued under the program.

Our convertible senior notes have an aggregate principal balance of $1,687.8 million which matures between 2026 to 2032, unless earlier converted, redeemed, or repurchased in accordance with their terms. The 2026 Notes which are current and due August 2026 have a principal balance of $66.5 million. Refer to “Note 8. Borrowings” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our Notes.

Our warehouse credit facilities, which mature between August 2027 and June 2028, allow us to borrow up to an aggregate of $575.0 million to purchase loans. Our risk retention financing facility, which allows us to borrow up to $100.0 million, has a maturity which aligns with the stated maturities of the underlying securitization notes

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
receivable pledged as collateral, which range from 2026 to 2036. As of March 31, 2026, we have drawn an aggregate of $183.3 million on our warehouse credit facilities and $80.7 million on our risk retention financing facility. Refer to “Note 8. Borrowings” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our borrowings.

Our cash requirements related to operating lease agreements is $19.6 million, of which $8.2 million is expected to be paid within the next 12 months. Our cash requirements related to leases entered into that have not yet commenced is $66.2 million, an immaterial amount of which is expected to be paid within the next 12 months. Refer to “Note 10. Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our operating lease obligations.

We have committed to purchase loans from certain lending partners at the conclusion of the required holding period, which is generally equal to three business days. As of March 31, 2026, the total loan purchase commitment was $120.7 million. The Company also has commitments to fund future advances on HELOCs. As of March 31, 2026, these commitments were $21.6 million, however since we can limit these commitments under certain conditions or these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. See “Note 11. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our commitments.

In connection with our committed capital and other co-investment arrangements, we are obligated to put a certain amount of our assets at risk in relation to the credit performance of the underlying loans. The risk in these arrangements is subject to a dollar cap, which represents our maximum exposure to losses under severe, hypothetical circumstances, for which we believe the possibility is remote. As of March 31, 2026, our aggregate maximum exposure to losses was $1,078.3 million. Refer to “Note 4. Beneficial Interests” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. Our cash requirements for the next 12 months related to investments in these existing arrangements is estimated to be up to $87.3 million from cash and cash equivalents and up to $23.0 million from restricted cash.

While we believe that our cash and cash equivalents on hand will be sufficient to meet our liquidity needs for at least the next 12 months, our future capital requirements will depend on multiple factors, including our revenue growth, working capital requirements, volume of loan purchases for product development purposes or during market downturns, and our capital expenditures. Additionally, we have repurchased, and may in the future repurchase, shares of our common stock under our share repurchase program. We may decide to raise additional capital through the sale of equity, equity-linked or debt securities or other debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Further, if we are unable to raise additional capital when our cash and cash equivalents balances and cash generated by operations are insufficient to satisfy liquidity needs, our results of operations and financial condition would be materially and adversely impacted.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Three Months Ended March 31,
	2025	2026
Net cash used in operating activities	$(13,486)	$(133,297)
Net cash provided by (used in) investing activities	(78,569)	876
Net cash provided by (used in) financing activities	(44,680)	6,743
Change in cash, cash equivalents and restricted cash	$(136,735)	$(125,678)

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

Net cash used in operating activities was $133.3 million for the three months ended March 31, 2026, which consisted of $80.6 million net changes in operating assets and liabilities, adjustments for non-cash items of $46.1 million, and net loss of $6.6 million. The decrease in non-cash adjustments was primarily related to $62.2 million of changes in fair value of loans, $12.0 million loan premium amortization from the Company’s small dollar loan portfolio, and $7.5 million of gain on loan servicing rights, net, from loan sales, partially offset by $34.8 million of stock-based compensation expense. The decrease in net changes in operating assets and liabilities was primarily related to $88.1 million net payments from purchase and sale of loans held-for-sale, partially offset by $8.0 million in principal payments received for loans held in consolidated securitization.

Net Cash from Investing Activities

Net cash provided by investing activities was $0.9 million for the three months ended March 31, 2026 as a result of $88.2 million of principal payments received for loans held-for-investment and notes receivable, $43.6 million of net proceeds from beneficial interest assets (hybrid instruments), and $1.4 million of repayments on the line of credit receivable, partially offset by $125.3 million of net payments from purchase and sale of loans held-for-investment, $4.2 million of capitalized software costs and $2.8 million of purchases of property and equipment.

Net Cash from Financing Activities

Net cash provided by financing activities was $6.7 million for the three months ended March 31, 2026 primarily due to $90.9 million of net proceeds from borrowings, $17.9 million of change in payables to investors, and $5.3 million of net proceeds from stock-based award activities, partially offset by $100.1 million of common stock repurchases and $7.2 million of principal payments made on securitization notes.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Composition of Balance Sheet Loan Portfolio

As of March 31, 2026, we held $1,014.1 million of loans on our condensed consolidated balance sheet. Of this amount, $338.2 million consisted of personal loans, the majority of which would otherwise be purchased by third parties. We also held $631.0 million of loans originated for research and development purposes, primarily in support of our auto lending products, HELOCs, and the expansion of our unsecured personal loan product to new categories of borrowers. In addition, we held $44.9 million of loans through the consolidated securitization. We will continue to utilize our capital to support research and development activities and, at times, as a funding source for loans during periods of marketplace funding constraints or to bridge the timing between origination and sales of loans. The extent and timing of utilizing our capital as a funding source for loans will largely depend on the availability of capital in our marketplace relative to the demand from qualified borrowers and our business priorities. We plan to sell loans held on our balance sheet to lending partners and institutional investors over time in the form of secondary sales or securitizations and pass through issuances.

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

Our critical accounting policies are described in Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these policies during the three months ended March 31, 2026.

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

As of December 31, 2025 and March 31, 2026, we were exposed to market discount rate risk on $930.8 million and $969.2 million, respectively, of loans held on our condensed consolidated balance sheets, excluding loans held in the consolidated securitization. The fair value of these loans is estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. Changes in the discount rates for loans held on our balance sheet reflect the expected returns of similar financial instruments available in the market and can be caused by changes in the market interest rates, expected loan performance, and other factors. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $12.0 million and $23.6 million decrease, respectively, in the fair value of loans as of December 31, 2025 and a $12.7 million and $25.3 million decrease, respectively, as of March 31, 2026.

As of December 31, 2025 and March 31, 2026, we held $53.8 million and $44.9 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the condensed consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes receivable and residual certificates issued as part of the consolidated securitization, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, their value is eliminated as part of the consolidation process. A hypothetical 100 basis point and 200 basis point increase in the discount rate does not result in a material impact to the fair value of loans held in consolidated securitization as of December 31, 2025 and March 31, 2026.

As of December 31, 2025 and March 31, 2026, we were exposed to market discount rate risk on payable to securitization note holders of $46.5 million and $39.2 million, respectively. A hypothetical 100 basis point and 200 basis point increase in the discount rate does not result in a material impact to the fair value of payable to securitization note holders as of December 31, 2025 and March 31, 2026.

As of December 31, 2025 and March 31, 2026, we were exposed to market discount rate risk on other financial instruments, including $396.2 million and $474.8 million of beneficial interest assets, respectively. Beneficial interest assets are estimated at fair value using a discounted cash flow model which considers projected defaults, losses and recoveries to project future losses and net cash flows on the underlying loans. We use different discount rates depending on the type of underlying collateral well as for expected cash flows associated with demonstrated to-date credit performance and those associated with future credit performance. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $4.9 million and $9.7 million decrease, respectively, in the fair value of beneficial interest assets as of December 31, 2025, and a $5.9 million and $11.6 million decrease, respectively, as of March 31, 2026.

Upstart Holdings, Inc.

Credit Risk

Credit risk refers to the risk of loss of loans arising from individual borrower default due to inability or unwillingness to meet their financial obligations. The fair value of certain financial instruments, including loans, beneficial interests, securitization notes receivable and residual certificates, and payable to securitization note holders on our condensed consolidated balance sheets are dependent on credit performance of the loans. To manage this risk, we monitor borrower payment performance through our lending marketplace and utilize our AI capabilities to price loans in a manner that we believe is reflective of their credit risk.

The fair values of loans and beneficial interests are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions. These instruments are sensitive to changes in credit risk.

As of December 31, 2025 and March 31, 2026, we were exposed to credit risk on $930.8 million and $969.2 million, respectively, of loans held on our condensed consolidated balance sheets, excluding loans held in the consolidated securitization. Loans bear fixed interest rates and are carried on our condensed consolidated balance sheets at fair value. As of December 31, 2025, a hypothetical 10% and 20% increase in credit risk would result in a $10.5 million and $20.4 million decrease, and as of March 31, 2026, a hypothetical 10% and 20% increase in credit risk would result in a $11.6 million and $22.7 million decrease in the fair value of loans, respectively.

As of December 31, 2025 and March 31, 2026, we held $53.8 million and $44.9 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the condensed consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes receivable and residual certificates issued by the consolidated entities, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, the residual certificates value is eliminated as part of the consolidation process. A hypothetical 10% and 20% increase in the credit risk does not result in a material impact to the fair value of loans held in the consolidated securitization as of December 31, 2025 and March 31, 2026.

We are also exposed to credit risk through credit risk rate spreads on beneficial interest assets and beneficial interest liabilities held on the condensed consolidated balance sheet of $396.2 million and $5.1 million, respectively, as of December 31, 2025, and $474.8 million and $3.2 million, respectively, as of March 31, 2026. These assets and liabilities are associated with committed capital and other co-investment arrangements with third parties, in which the Company puts certain amounts of assets at risk. See “Note 4. Beneficial Interests” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on maximum exposure to losses from these arrangements. A hypothetical 10% and 20% adverse change in the credit risk spread would result in a $80.1 million and $158.2 million decrease, respectively, in the fair value of beneficial interest assets held on our condensed consolidated balance sheet, and $22.4 million and $44.4 million increase in the fair value of beneficial interest liabilities on our condensed consolidated balance sheet, respectively, as of December 31, 2025. A hypothetical 10% and 20% adverse change in the credit risk spread would result in a $99.3 million and $196.2 million decrease, respectively, in the fair value of beneficial interest assets, and $12.9 million and $26.1 million increase in the fair value of beneficial interest liabilities, respectively, as of March 31, 2026.

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

Upstart Holdings, Inc.

As of December 31, 2025 and March 31, 2026, we held $1,057.0 million and $931.3 million, respectively, related to cash, cash equivalents and restricted cash in business checking accounts and interest-bearing deposit accounts as well as money market accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our condensed consolidated balance sheets exceeds the insured amounts by the Federal Deposit Insurance Corporation, or FDIC. We reduce credit risk by placing our cash, cash equivalents and restricted cash in reputable institutions.

As of December 31, 2025 and March 31, 2026, $191.6 million and $190.2 million, respectively, of the Company’s cash was held by one of our institutional investors in relation to the line of credit receivable and beneficial interest asset. We mitigate our risk exposure through corporate guarantees provided by the investor.
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

An increase or decrease in interest rates may also impact our exposure to interest rate risk on our warehouse credit facilities. As of December 31, 2025 and March 31, 2026, we were exposed to interest rate risk on $97.3 million and $183.3 million, respectively, under our warehouse credit facilities, which bear floating interest rates. Changes in interest rates may impact our cost of borrowing.
Equity Investment Risk

Our non-marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our investments.

Our non-marketable equity investments are in equity securities of privately-held companies without readily determinable fair values. We elected to account for each such investment using the measurement alternative which is cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment and is inherently complex due to the lack of readily available market data. We consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of each investment. We also assess our non-marketable equity securities for impairment on a quarterly basis. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations. Adjustments and impairments are recorded in other expense on the condensed consolidated statements of operations and comprehensive loss upon recognition of such adjustments or impairments. As of December 31, 2025 and March 31, 2026, the carrying value of our non-marketable equity securities, which do not have readily determinable fair values totaled $41.3 million.

Upstart Holdings, Inc.
ITEM 4. CONTROLS AND PROCEDURES
a.Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
b.Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Upstart Holdings, Inc.
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

Adverse macroeconomic conditions and resulting uncertainty and volatility have had, and may have in the future, a material adverse effect on our business and results of operations. Such conditions can reduce borrower demand, approval and acceptance rates, loan origination volume and loan funding from lending partners and institutional investors, reduce liquidity in the capital markets, increase funding costs, and increase our reliance on our balance sheet. Many borrowers that access our marketplace have poor, limited or no credit history and may be disproportionately affected by inflation, higher interest rates, cost of living pressures, unemployment or recessionary conditions, which can reduce their ability or willingness to borrow or repay loans. During economic downturns, borrowers may prioritize secured obligations over unsecured personal loans or home equity lines of credit, and higher interest rates may further increase payment burdens, leading to higher delinquencies, defaults, charge-offs and lower recoveries. Because our operations are concentrated in U.S. consumer credit, adverse developments affecting the U.S. economy or consumer credit markets could have a disproportionate impact on our business. In addition, changes in fiscal, monetary, regulatory or foreign policy priorities across presidential administrations may contribute to economic volatility and uncertainty. Any sustained decline in borrower approvability, loan acceptance or origination volume, or any increase in delinquencies or defaults beyond our expectations, could materially adversely affect our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

Our ability to attract borrowers and facilitate loan originations on our marketplace depends in large part on the effectiveness of our AI models in evaluating borrower creditworthiness and pricing loans appropriately. Our overall operating efficiency and margins further depend in part on our ability to maintain a high degree of automation in our application process and achieve incremental improvements in the degree of automation. If our AI models contain errors, rely on inaccurate assumptions or data, or otherwise fail to perform as expected, loans may be sub-optimally priced or incorrectly decisioned, which could result in losses that are higher than expected, reduced borrower demand, and decreased loan originations. For example, as of March 31, 2026, the quarterly vintages of all personal loans excluding small dollar loans that originated in the first quarter of 2023 through the first quarter of 2024 are forecasted to underperform relative to their target returns set at the time of loan origination. Our AI models and related decisioning processes also depend on the availability, accuracy and timeliness of data and other inputs, including information provided by applicants and third-party sources. If the data or inputs used to train, operate, calibrate or monitor our AI models are inaccurate, incomplete, biased or otherwise unreliable, or if our access to key data sources is terminated or interrupted, our models may not perform as expected and our ability to evaluate credit risk or price loans may be adversely affected.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Although we have been profitable in certain periods, we have also incurred net losses and may do so again in the future. We have made, and expect to continue to make, significant investments in our business, and we may not be able to increase revenue sufficiently to offset these costs, which could prevent us from achieving or sustaining profitability. These investments include investment in our proprietary AI models, product development, borrower acquisition, platform enhancements and expansion of our loan offerings. Our ability to sustain or achieve profitability in any given period may also be affected by the mix of loan products facilitated through our marketplace and fluctuations in our borrower acquisition costs. Changes in product mix, including the growth of products with lower margins, as well as increases in borrower acquisition costs, may adversely affect our financial results and limit our ability to sustain profitability.

Upstart Holdings, Inc.
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

We have submitted an application for a national bank charter. The application may be delayed, denied, approved, or subject to conditions. Even if we obtain the requisite regulatory approvals to form a national bank, we may not realize the anticipated benefits of operating a bank.

We have submitted an application to the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC) to establish an insured national bank, Upstart Bank, N.A. We will also apply to the Federal Reserve for approval for Upstart Holdings, Inc. to become a bank holding company. Regulatory approvals for the bank charter, deposit insurance, and bank holding company applications are subject to a number of requirements, including minimum capital and liquidity requirements, compliance and risk management requirements, and a determination that the proposed activities are legally permissible, among others. The application may be denied, regulatory approval may be delayed or subject to conditions, and there may be changes to applicable laws or supervisory expectations that govern the bank’s operations. Once opened, a bank subsidiary will also subject us to various regulations with respect to our activities and will introduce additional operational complexity, including the need to build and maintain bank-specific infrastructure, risk management, compliance, and reporting capabilities. Operating a bank is also likely to result in new costs, which may be significant and could reduce or offset some or all of the anticipated benefits of the bank charter. For these and other reasons, we may be unable to fully realize the benefits, efficiencies, cost reductions, or funding advantages that we expect by obtaining a bank charter, and our business, financial condition, and results of operations may be adversely affected.

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

We hold loans on our balance sheet at fair value and estimate fair value using a discounted cash flow methodology. Increases in market interest rates may reduce the fair value of loans held on our balance sheet, which have negatively affected, and may in the future negatively affect, the fair value of such loans. In addition, for loans held on our balance sheet and any future loans to be held on our balance sheet, we bear the credit risk in the event of borrower default. Our exposure to rising borrower default rates and their volatility has increased, and may continue to increase, as we hold more Upstart-powered loans on our balance sheet. Also, loans for research and development purposes make up a substantial portion of the loans held on our balance sheet and are generally more risky and more likely to default than personal loans.

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

Upstart Holdings, Inc.
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

Unsecured personal loans are seen as a more risky credit product because they are not backed by collateral. As such, borrowers may choose not to prioritize repayment of unsecured personal loans, particularly during an economic down cycle, and instead prioritize repayment of secured indebtedness obligations over unsecured personal loans. If we are unable to effectively manage risks associated with our personal loan product, our business, financial condition and results of operations could be adversely affected.

Upstart Holdings, Inc.

While the unsecured personal loan product represents the majority of our business, we offer other loan products on our marketplace and may continue to expand and scale additional products over time. Newer loan products may have different margins or default rates than our personal loan products. Offering and scaling multiple products introduces additional operational, regulatory, funding and servicing complexity and exposes us to risks that differ from those associated with a single product offering. In order to preserve and expand our relationships with lending partners and institutional investors, it may become important for us to offer a broader range of loan products than we have historically offered. Our competitors may also seek to gain or maintain market share by underpricing certain loan products or accepting lower returns, even if such practices result in losses. These competitive dynamics could reduce demand for loans facilitated through our marketplace or adversely affect the economics of our platform.

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

As part of our growth strategy, we may continue to offer and scale multiple loan products with distinct borrower profiles, underwriting considerations, regulatory requirements, funding sources and servicing obligations. While these newer products currently represent a small portion of our business, they are expected to grow at a different rate than our personal loan product. We cannot be sure that we will be able to develop, commercially market and achieve market acceptance of any new products and services. In addition, our investment of resources to develop new products and services may be insufficient or result in expenses that are excessive in light of the benefits actually derived from these new offerings, particularly in the near term. Investment in new products or services may also need to be delayed, modified or deferred due to market, macroeconomic or other conditions.

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

Our success depends on the continued service of our senior management team and other highly skilled personnel. Our success also depends on our ability to identify, hire, develop, motivate and retain highly qualified personnel. In the first quarter of 2026, we announced certain changes to our executive leadership team, including the succession of our Chief Executive Officer and the appointment of a new Chief Financial Officer. Although we seek

Upstart Holdings, Inc.
to manage leadership transitions carefully, such changes may create uncertainty or present challenges related to continuity of our business, preservation of our culture, and our ability to attract and retain highly qualified personnel.

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

We are, and may in the future become, subject to lawsuits by private parties or governmental agencies, other claims, examinations, investigations, enforcement actions, legal and administrative cases and proceedings, whether civil or criminal, all of which may affect our financial condition and results of operations. These claims, lawsuits and proceedings could involve a wide range of legal and regulatory matters, including consumer protection, employment, intellectual property, data privacy, securities and other commercial or statutory claims. For example, we are a defendant in a number of securities class actions and other related lawsuits. See the “Legal” section under “Note 11. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Upstart Holdings, Inc.
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

We regularly maintain domestic cash deposits in FDIC insured banks that exceed the FDIC insurance limits. Adverse developments affecting financial institutions or the broader banking system, including bank failures, liquidity constraints or disruptions in the financial or credit markets, could impair our ability to access such funds in a timely manner, which could adversely affect our liquidity, financial condition and results of operations. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. treasury, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Our proprietary technology, including our AI models, may actually or may be alleged to infringe upon third-party intellectual property rights, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. If we are unsuccessful, such claims or litigation could result in a requirement that we pay significant damages or licensing fees, be required to cease using certain technology, limit or change our use of certain data, or make changes to our business to avoid such infringement, any of which could reduce the

Upstart Holdings, Inc.
effectiveness of our AI models or otherwise negatively impact our financial performance. Defending such claims could also be costly, time-consuming and divert management attention.

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

Our employees and contractors use generative AI technologies in connection with their work, including internally-built generative AI tools that may be integrated into or otherwise impact customer-facing products or services, and the use of such technologies presents risks and challenges that could adversely affect our business. Despite policies governing their use, employee or contractor errors, misuse or unauthorized use of generative AI technologies could result in security incidents and could otherwise introduce security, legal, compliance, or operational risks. Even authorized use of generative AI technologies may generate content, including software code, that is inaccurate, misleading or contains security vulnerabilities. In particular, generative AI tools may produce outputs that appear accurate but are factually incorrect or incomplete, which could result in incorrect information being relied upon by employees or contractors or incorporated into customer-facing products or services. Furthermore, there can be no assurance that our use of generative AI in customer-facing products or services will improve outcomes, enhance user experience, or benefit our business. Use of generative or agentic AI technologies by employees, contractors or others could result in reputational harm, competitive harm or legal liability. In addition, generative AI technologies may introduce cybersecurity risks if vulnerabilities are incorporated into our systems or products. We also use, or may in the future use, agentic AI tools to support servicing or other customer-facing functions, such as customer support, which may increase the risk of errors, inconsistent outputs or failure to adhere to our policies, regulatory obligations or customer expectations.

Upstart Holdings, Inc.
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

We rely on our proprietary AI models, which are statistical models built using a variety of data sets. Our AI models rely on data collected from applicants and borrowers, data obtained from credit bureaus and other third parties, and our historical credit performance data. If the data used by our AI models are inaccurate, incomplete, outdated, biased or otherwise unreliable, or if our access to such data is limited or interrupted, our models may not perform as expected. Evolving regulatory obligations may limit our ability to access, use or control such data or increase the cost of obtaining it. If our access to applicant, borrower or third-party data is restricted, becomes more costly or is otherwise unavailable, our ability to accurately evaluate borrowers, detect fraud and verify applicant information could be compromised, which could negatively affect pricing accuracy, automation levels and loan volume.

Data obtained from third-party sources or provided by applicants may be inaccurate, incomplete, outdated or misleading, including due to reporting errors, staleness or applicant misrepresentation. In particular, data from credit bureaus, data brokers, or other consumer reporting agencies may not accurately reflect an applicant’s or borrower’s actual credit history due to reporting errors, staleness, incompleteness or other inaccuracies. In addition, limitations on data access or data quality could impair our ability to train, validate and improve our AI models over time, and could require us to modify our models or data-usage arrangements, or to require us to share proprietary data, which could reduce our competitive advantage. Any of the foregoing could adversely affect our ability to attract borrowers, lending partners and institutional investors and harm our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

We may also be subject to heightened regulatory supervision or enforcement at the federal or state level, including by the Consumer Financial Protection Bureau (“CFPB”), state attorneys general or other regulatory agencies. Federal and state regulators have increased scrutiny of fees and practices that may be viewed as unfair, deceptive or abusive, and fees charged in connection with loans facilitated through our marketplace could be subject to challenge or refund.

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
stock. Any adverse outcomes arising from regulatory matters could materially affect our business, financial condition, results of operations and cash flows.

The CFPB and other consumer protection regulators have broad authority over our business, and increased supervision or enforcement could adversely affect our business.

The CFPB has broad authority to regulate and enforce compliance with federal consumer financial protection laws, including the prohibition on unfair, deceptive or abusive acts or practices (“UDAAP”), and laws governing lending, servicing, collections, credit reporting and related activities. The CFPB also has supervisory authority over certain banks, thrifts and credit unions and certain participants in the consumer financial services market and larger participants in other areas of financial services, including some of our lending partners and our home lending business, and has authority to supervise or investigate other non-bank entities it determines may pose risks to consumers.

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

Upstart Holdings, Inc.
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

Regulators have increased scrutiny of data security practices, third-party data sharing and user interface or design practices that may be viewed as unfair, deceptive or manipulative. In addition, state privacy laws, including those adopted in California and other jurisdictions, impose additional compliance obligations and have been the basis for increased regulatory enforcement and private litigation.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.

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

If a fundamental change (as defined in the applicable Indenture governing the Notes (each an “Indenture”)) occurs prior to the maturity date for a series of Notes, holders of the applicable series of Notes will have the right, at their option, to require us to repurchase all or a portion of such Notes. In addition, if a make-whole fundamental

Upstart Holdings, Inc.
change (as defined in the applicable Indenture governing the Notes) occurs prior to the maturity date of the applicable series of Notes, we may be required to increase the conversion rate for holders that elect to convert their Notes in connection with such make-whole fundamental change, in the manner specified in the applicable Indenture.

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

As of March 31, 2026, we have recorded a valuation allowance to recognize only deferred tax assets that are more likely than not to be realized in the U.S. federal, state and local tax jurisdictions. We assess available positive and negative evidence to determine whether sufficient future taxable income will be generated to utilize our deferred tax assets. Certain deferred tax assets may expire unused or underutilized, which could prevent us from offsetting future taxable income.

We may also be limited in the portion of net operating losses (“NOLs”) that we can use to offset taxable income for U.S. federal and state income tax purposes. The Tax Cuts and Jobs Act made significant changes to the utilization of NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, an ownership change may limit our ability to utilize NOLs. Future changes in our stock ownership, including equity issuances, share repurchases or other transactions, could result in an ownership change for this purpose. Limitations may also apply under state and local law.

We continue to assess the realizability of our deferred tax assets, and future adjustments to our valuation allowance may be required, which could materially affect our results of operations.

Changes in tax laws could have a material adverse effect on our business, financial condition and results of operations.

We are subject to U.S. federal, state and local taxes in the jurisdictions in which we operate, and applicable tax laws and rates vary and are subject to interpretation and change. We may be subject to examination by tax authorities on income, employment, and other tax matters. Although we regularly assess the adequacy of our tax provisions, there can be no assurance that such provisions will be sufficient or will not be subject to challenge or that an adverse determination would not have a material effect on our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

The following table presents information regarding repurchases of our common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except share and per share amounts)
January 1, 2026 through January 31, 2026	—	$—	—	$222,117
February 1, 2026 through February 28, 2026	3,193,294	31.31	3,193,294	122,061
March 1, 2026 through March 31, 2026	—	—	—	122,061
Total	3,193,294		3,193,294	$122,061
_________
(1) In February 2022, the Board of Directors authorized a share repurchase program to purchase up to $400.0 million of the Company’s common stock. Repurchases under the program may be executed from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1. The repurchase program does not obligate the Company to acquire any particular amount of common stock, has no expiration date, and may be modified, suspended or terminated at any time at the Company’s discretion. See “Note 9. Stockholders' Equity” in Part I, Item 1 of this Quarterly Report on Form 10-Q for details related to the share repurchase program.
(2) Average price paid per share excludes commission costs associated with the repurchases. Amounts presented exclude excise tax accrual.
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

During the quarter ended March 31, 2026, the following director and officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company terminated a “Rule 10b5-1 trading arrangement” (as defined under Item 408(a) of Regulation S-K).

Name and title of director and officer: Dave Girouard, Former Chief Executive Officer, Executive Chairman
Date of termination: March 6, 2026
Duration of the trading arrangement: Through December 31, 2026 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 1,576,000 shares, including shares issuable upon the exercise of outstanding options upon reaching the pricing targets defined in the trading arrangement.

None of the Company’s other officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as defined under Item 408(a) of Regulation S-K) during the quarter ended March 31, 2026.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+*	Employment Offer Letter between Upstart Network, Inc. and Andrea Blankmeyer.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Upstart Holdings, Inc.
(Registrant)

Date: May 5, 2026	By:	/s/ Paul Gu
Paul Gu
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Andrea Blankmeyer
Andrea Blankmeyer
Chief Financial Officer
(Principal Financial Officer)