Form 10-Q
period 2026-06-30
Upstart Holdings, Inc.
filed 2026-08-04
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
220 Park Road, Suite 500
Burlingame, CA 94010
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2026 there were 97,313,046 shares of the registrant’s common stock outstanding.

Upstart Holdings, Inc.
FORM 10-Q

Upstart Holdings, Inc.
FORM 10-Q
Glossary of Terms and Acronyms

2026 Notes: 0.25% convertible senior notes due 2026
2029 Notes: 2.00% convertible senior notes due 2029
2030 Notes: 1.00% convertible senior notes due 2030
2032 Notes: 0% convertible senior notes due 2032
2026 Capped Calls: Capped call transactions entered into in connection with the 2026 Notes
2029 Capped Calls: Capped call transactions entered into in connection with the 2029 Notes
2032 Capped Calls: Capped call transactions entered into in connection with the 2032 Notes
AI: Artificial Intelligence
ACH: Automated Clearing House
ASC: Accounting Standards Codification
ASU: Accounting Standards Update
ATM Program: At-the-Market offering program
AWS: Amazon Web Services
CFPB: Consumer Financial Protection Bureau
CODM: Chief Operating Decision Maker
DCF: Discounted Cash Flow
Exchange Act: Securities Exchange Act of 1934, as amended
ESPP: Employee Stock Purchase Plan
FASB: Financial Accounting Standards Board
FDIC: Federal Deposit Insurance Corporation
FTC: Federal Trade Commission
GAAP: Generally Accepted Accounting Principles in the United States of America
HELOC: Home Equity Line of Credit
ISO: Incentive Stock Option
IRS: Internal Revenue Service
NOL: Net Operating Loss
NSO: Non-statutory Stock Option
OCC: Office of the Comptroller of the Currency
PRSU: Performance-based Restricted Stock Unit
R&D: Research and Development
R&D Loans: Loans held for research and development purposes
RSU: Restricted Stock Unit
SEC: United States Securities and Exchange Commission
Securities Act: Securities Act of 1933, as amended
SOFR: Secured Overnight Financing Rate
SPE: Special Purpose Entity
UDAAP: Unfair, Deceptive, or Abusive Acts or Practices
UMI: Upstart Macro Index
VIE: Variable Interest Entity

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “seek,” “could,” “would,” “intend,” “target,” “aim,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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

Forward-looking statements should not be relied upon as predictions of future events. We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	December 31,	June 30,
	2025	2026
Assets
Cash and cash equivalents	$652,388	$455,957
Restricted cash	404,624	526,320
Loans (at fair value)(1)	984,552	1,064,239
Property, equipment, and software, net	44,174	49,421
Operating lease right of use assets	16,410	18,783
Beneficial interest assets (at fair value)	396,216	545,938
Line of credit receivable (at fair value)	112,742	111,772
Notes receivable and residual certificates (at fair value)	97,416	120,375
Non-marketable equity securities	41,250	41,000
Goodwill	67,062	67,062
Other assets (includes $41,166 and $54,946 at fair value as of December 31, 2025 and June 30, 2026, respectively)	157,971	170,406
Total assets(2)	$2,974,805	$3,171,273
Liabilities and Stockholders’ Equity
Liabilities:
Payable to investors	$107,659	$145,208
Borrowings	1,829,145	2,003,129
Payable to securitization note holders (at fair value)	46,542	32,122
Accrued expenses and other liabilities (includes $15,219 and $24,967 at fair value as of December 31, 2025 and June 30, 2026, respectively)	171,495	170,974
Operating lease liabilities	21,149	22,352
Total liabilities(2)	2,175,990	2,373,785
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; 700,000,000 shares authorized; 98,033,361 and 97,306,813 shares issued and outstanding as of December 31, 2025 and June 30, 2026, respectively	10	10
Additional paid-in capital	1,156,361	1,145,141
Accumulated deficit	(357,556)	(347,663)
Total stockholders’ equity	798,815	797,488
Total liabilities and stockholders’ equity	$2,974,805	$3,171,273
____________
(1)Includes $53.8 million and $36.3 million of loans, at fair value, contributed as collateral for the consolidated securitization as of December 31, 2025 and June 30, 2026, respectively. Refer to “Note 5. Fair Value Measurement” for details.
(2)The following table presents information on assets and liabilities related to VIEs that are consolidated by Upstart Holdings, Inc. at December 31, 2025 and June 30, 2026, respectively. The liabilities of each VIE can only be settled using the assets of the corresponding VIE and creditors of these entities do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share and per share data)
(Unaudited)

	December 31,	June 30,
	2025	2026
Assets
Cash and cash equivalents	$1,183	$2,850
Restricted cash	89,088	70,555
Loans (at fair value)	819,344	805,564
Other assets (includes $225 and $104 at fair value as of December 31, 2025 and June 30, 2026, respectively)	6,340	6,516
Total assets	$915,955	$885,485

Liabilities
Payable to investors	$154	$—
Borrowings	97,333	251,758
Payable to securitization note holders (at fair value)	46,542	32,122
Accrued expenses and other liabilities	23,415	9,193
Total liabilities	167,444	293,073
Total net assets	$748,511	$592,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Revenue:
Revenue from fees, net	$240,777	$348,019	$426,252	$625,082
Interest income, interest expense, and fair value adjustments, net:
Interest income(1)(2)	45,623	57,051	86,191	113,112
Interest expense(1)(2)	(7,772)	(12,531)	(14,792)	(22,901)
Fair value and other adjustments, net(1)	(21,337)	(27,831)	(26,989)	(42,371)
Total interest income, interest expense, and fair value adjustments, net	16,514	16,689	44,410	47,840
Total revenue	257,291	364,708	470,662	672,922
Operating expenses:
Sales and marketing	73,105	114,512	132,075	218,967
Customer operations	46,246	61,319	86,747	116,414
Engineering and product development	68,825	93,860	126,663	173,972
General, administrative, and other	64,573	80,378	125,131	156,448
Total operating expenses	252,749	350,069	470,616	665,801
Income from operations	4,542	14,639	46	7,121
Other income, net	1,114	2,514	3,192	3,470
Net income before income taxes	5,656	17,153	3,238	10,591
Provision for income taxes	49	614	78	698
Net income	$5,607	$16,539	$3,160	$9,893

Net income per share, basic	$0.06	$0.17	$0.03	$0.10
Net income per share, diluted	$0.05	$0.16	$0.03	$0.10
Weighted-average number of shares outstanding used in computing net income per share, basic	95,526,364	96,573,751	94,903,909	96,736,956
Weighted-average number of shares outstanding used in computing net income per share, diluted	102,852,284	109,720,846	103,177,583	101,414,541
____________
(1)Balances for the three and six months ended June 30, 2025 and 2026 include amounts related to the consolidated securitization. Refer to “Note 2. Revenue” for details.
(2)For the three and six months ended June 30, 2026, interest income and interest expense include dividend income earned on certain cash accounts and expense on convertible senior notes, respectively, which were previously included in other income, net. Refer to “Note 1. Description of Business and Significant Accounting Policies” for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2025	95,071,582	$10	$1,090,236	$(413,604)	$676,642
Issuance of common stock upon exercise of stock options	282,825	—	1,657	—	1,657
Issuance of common stock upon settlement of RSUs	736,973	—	—	—	—
Shares withheld related to net share settlement of RSUs	(37)	—	(2)	—	(2)
Stock-based compensation expense	—	—	38,106	—	38,106
Net income	—	—	—	5,607	5,607
Balance as of June 30, 2025	96,091,343	$10	$1,129,997	$(407,997)	$722,010

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	93,469,721	$9	$1,044,366	$(411,157)	$633,218
Issuance of common stock upon exercise of stock options	944,442	1	9,865	—	9,866
Issuance of common stock upon settlement of RSUs	1,526,427	—	—	—	—
Shares withheld related to net share settlement of RSUs	(100)	—	(7)	—	(7)
Stock-based compensation expense	—	—	71,081	—	71,081
Issuance of common stock under ESPP	150,853	—	4,692	—	4,692
Net income	—	—	—	3,160	3,160
Balance as of June 30, 2025	96,091,343	$10	$1,129,997	$(407,997)	$722,010

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2026	95,708,872	$10	$1,097,358	$(364,202)	$733,166
Issuance of common stock upon exercise of stock options	854,166	—	924	—	924
Issuance of common stock upon settlement of RSUs	743,804	—	—	—	—
Shares withheld related to net share settlement of RSUs	(29)	—	(1)	—	(1)
Stock-based compensation expense	—	—	46,399	—	46,399
Repurchases of stock	—	—	461	—	461
Net income	—	—	—	16,539	16,539
Balance as of June 30, 2026	97,306,813	$10	$1,145,141	$(347,663)	$797,488

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	98,033,361	$10	$1,156,361	$(357,556)	$798,815
Issuance of common stock upon exercise of stock options	942,851	—	1,551	—	1,551
Issuance of common stock upon settlement of RSUs	1,346,546	—	—	—	—
Shares withheld related to net share settlement of RSUs	(29)	—	(1)	—	(1)
Stock-based compensation expense	—	—	82,929	—	82,929
Issuance of common stock under ESPP	177,378	—	4,626	—	4,626
Repurchases of stock	(3,193,294)	—	(100,325)	—	(100,325)
Net income	—	—	—	9,893	9,893
Balance as of June 30, 2026	97,306,813	$10	$1,145,141	$(347,663)	$797,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2026
Cash flows from operating activities
Net income	$3,160	$9,893
Adjustments to reconcile net income to net cash used in operating activities
Change in fair value of loans	(21,064)	74,118
Change in fair value of servicing assets	8,640	12,535
Change in fair value of servicing liabilities	(623)	(1,566)
Change in fair value of beneficial interest assets	(23,484)	(9,286)
Change in fair value of beneficial interest liabilities	12,107	4,559
Change in fair value of other financial instruments	(2,384)	(1,227)
Stock-based compensation	65,342	79,277
Gain on loan servicing rights, net	(12,451)	(20,844)
Depreciation and amortization	12,243	12,984
Loan premium amortization	(19,176)	(23,126)
Non-cash interest expense and other	3,003	8,217
Net changes in operating assets and liabilities:
Purchases and originations of loans held-for-sale	(3,969,799)	(6,049,875)
Proceeds from sale of loans held-for-sale	3,723,733	5,532,144
Principal payments received for loans held-for-sale	83,138	95,627
Principal payments received for loans held by consolidated securitization	19,933	15,142
Settlements of beneficial interest liabilities, net	(11,664)	524
Proceeds from beneficial interest assets (derivatives)	806	10,536
Settlements of beneficial interest assets (derivatives)	(1,023)	(3,123)
Other assets	4,064	(5,083)
Operating lease liability and right-of-use asset	(610)	(1,170)
Accrued expenses and other liabilities	(7,539)	(10,185)
Net cash used in operating activities	(133,648)	(269,929)

Cash flows from investing activities
Purchases and originations of loans held-for-investment	(377,940)	(617,215)
Proceeds from sale of loans held-for-investment	20,247	435,726
Principal payments received for loans held-for-investment	129,941	158,019
Principal payments received for notes receivable and repayments of residual certificates	6,521	27,054
Acquisition and settlements of beneficial interest assets (hybrid instruments)	(1,576)	(3,197)
Proceeds from beneficial interest assets (hybrid instruments)	44,929	107,165
Issuance of line of credit receivable	—	(721)
Repayments of line of credit receivable	—	1,369
Purchases of property and equipment	(115)	(4,808)
Capitalized software costs	(10,410)	(8,434)

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2026
Net cash provided by (used in) investing activities	(188,403)	94,958

Cash flows from financing activities
Proceeds from borrowings	176,356	424,550
Payment of debt issuance costs to third parties	(443)	—
Repayments of borrowings	(152,691)	(253,833)
Principal payments made on securitization notes	(22,021)	(14,149)
Payable to investors	31,496	37,549
Net proceeds related to stock-based award activities	14,551	6,176
Repurchases of stock	—	(100,057)
Net cash provided by financing activities	47,248	100,236
Change in cash, cash equivalents and restricted cash	(274,803)	(74,735)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	976,263	1,057,012
Cash, cash equivalents and restricted cash at end of period	$701,460	$982,277

Supplemental disclosures of cash flow information
Cash paid for interest	$22,110	$14,395
Cash paid for income taxes, net	550	1,344

Supplemental disclosures of non-cash investing and financing activities
Beneficial interests obtained in connection with loan sales	$109,564	$251,817
Securities retained under unconsolidated securitization transactions	38,355	48,841
Capitalized stock-based compensation expense	5,739	3,652
Issuance of line of credit receivable	49,839	4,958

The following presents cash, cash equivalents and restricted cash by category within the unaudited condensed consolidated balance sheets:

	December 31,	June 30,
	2025	2026
Cash and cash equivalents	$652,388	$455,957
Restricted cash	404,624	526,320
Total cash, cash equivalents and restricted cash	$1,057,012	$982,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 1.    Description of Business and Significant Accounting Policies
Description of Business

Upstart Holdings, Inc. and its subsidiaries (together “Upstart”, the “Company”, “management”, “we”, or “our”) apply AI models and cloud applications to the process of underwriting consumer credit to more accurately quantify the true risk of a loan. The Company helps originate credit by providing lending partners and auto dealers with access to a proprietary, cloud-based, AI lending marketplace and connects consumers with diverse sources of capital. The Company currently operates in the United States and is headquartered in Burlingame, California. The Company’s fiscal year ends on December 31.
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

As a result of this change:

•Expense on convertible notes previously included in other income, net are now presented within interest expense in total interest income, interest expense, and fair value adjustments, net in the condensed consolidated statements of operations and comprehensive income.
•Dividend income earned on certain cash accounts previously included in other income, net is now presented within interest income in total interest income, interest expense, and fair value adjustments, net in the condensed consolidated statements of operations and comprehensive income.

This change did not impact the Company’s net income, comprehensive income, or cash flows for any period. Comparative amounts have not been reclassified to conform to the current-period presentation.

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
Recently Adopted Accounting Pronouncements

On January 1, 2026, the Company adopted ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The new guidance clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new standard is applied prospectively to future settlements of convertible debt and did not have an impact on the Company’s condensed consolidated financial statements or related disclosures.
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

2.    Revenue
Revenue from Fees, Net

The Company disaggregates revenue from fees by type of service for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Revenue from fees, net:
Platform and referral fees, net	$202,845	$284,066	$353,820	$508,684
Servicing and other fees, net	37,932	54,807	72,432	103,919
Loan sales fees(1)	—	9,146	—	12,479
Total revenue from fees, net	$240,777	$348,019	$426,252	$625,082
__________
(1)Beginning in the second quarter of 2026, loan sales fees, which were previously included within servicing and other fees, net, are presented as a separate component of revenue from fees, net. Prior-period amounts have been reclassified to conform to the current-period presentation.

Platform and Referral Fees, Net

Platform and referral fees, net consists of (i) platform and referral fees received from lending partners, (ii) subscription fees received from auto dealerships, and (iii) origination fees received from borrowers on HELOCs, as described below.

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

After origination, Upstart-powered loans are either retained by lending partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans not retained by the lending partners, the Company pays the lending partners a one-time loan premium fee upon completion of the minimum contractual holding period and a monthly loan trailing fee based on the amount and timing of principal and interest payments made by the borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers, which are our lending partners, and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the condensed consolidated statements of operations and comprehensive income. The Company recognized an immaterial amount and $8.1 million of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net during the three and six months ended June 30, 2025, respectively, and an immaterial amount and $11.2 million during the three and six months ended June 30, 2026, respectively.

As of December 31, 2025 and June 30, 2026, the Company recognized $5.8 million and $6.4 million of loan trailing fee liability, respectively, which is recorded at fair value and included within accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets. Refer to “Note 5. Fair Value Measurement” for additional information on changes in fair value associated with trailing fee liabilities.

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

Subscription fees. The Company enters into subscription agreements with auto dealerships to access Upstart Auto Finance software, a cloud-based solution that facilitates dealership operations and enables them to provide consumers with access to Upstart-powered auto loans. Subscription agreements generally have a contractual term of one to six months with evergreen monthly renewals. The Company bills these customers on a monthly basis. Subscription fees are recognized over the contract term as the performance obligation is satisfied, and are included within platform and referral fees, net in the condensed consolidated statements of operations and comprehensive income. Subscription fees were immaterial for the three and six months ended June 30, 2025 and 2026.

Origination fees. Origination fees are earned from borrowers on HELOCs originated by the Company. Origination fees were not material for the three and six months ended June 30, 2025, and were immaterial and $8.6 million for the three and six months ended June 30, 2026.

The Company had $25.8 million and $28.3 million of accounts receivable, excluding those that are settled on a daily basis, that are included in other assets on the condensed consolidated balance sheets related to contracts with customers as of December 31, 2025 and June 30, 2026, respectively. The standard payment terms on accounts receivable are 30 days. The Company’s allowance for bad debt and bad debt expense were immaterial for the periods presented.

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to employees in connection with the acquisition of lending partners. Capitalized costs are amortized over the expected period of benefit, which we have determined, based on an analysis, to be three years. The Company applies the practical expedient to expense costs to obtain contracts with customers if the amortization period is one year or less. As of both December 31, 2025 and June 30, 2026, the Company had an immaterial amount of contract costs capitalized within other assets on the condensed consolidated balance sheets. The Company amortized immaterial amounts of capitalized contracts costs to sales and marketing in the condensed consolidated statements of operations and comprehensive income for the periods presented.

Customers accounting for greater than 10% of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Customer A	35%	36%	31%	32%
Customer B	22%	17%	22%	17%
Customer C	10%	*	*	*

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

__________
* Less than 10%

Customers accounting for greater than 10% of accounts receivable were as follows:

	December 31, 2025	June 30, 2026
Customer D	16%	18%
Customer E	16%	*
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents the components of servicing and other fees, net as part of revenue from fees, net in the Company’s condensed consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Servicing fees	$23,426	$33,622	$46,238	$65,955
Borrower fees	6,664	9,330	13,324	19,423
Collection agency fees	3,714	3,508	7,506	7,420
Other fees	833	705	931	1,246
Net gain on servicing rights and fair value adjustments	3,295	7,642	4,433	9,875
Total servicing and other fees, net	$37,932	$54,807	$72,432	$103,919

Loan Sales Fees

The Company charges its third-party loan purchasers fees for facilitating certain forward-flow loan sales. These fees are recognized as part of the sales proceeds received from the transferee under ASC 860, Transfers and Servicing, and represent the difference between the net assets received and the par value of the loans sold.

Interest Income, Interest Expense, and Fair Value Adjustments, Net

Interest income, interest expense, and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments held in the Company’s normal course of business at fair value, including loans, derivatives, beneficial interests, notes receivable and residual certificates, trailing fee liabilities, payable to securitization note holders, and line of credit receivable. For the three and six months ended June 30, 2026, interest income, interest expense, and fair value adjustments, net also includes coupon interest expense and amortization of debt issuance costs related to the Company’s convertible senior notes and dividend income earned on certain cash accounts, which were previously included in other income, net. Refer to “Note 1. Description of Business and Significant Accounting Policies” for additional information.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents components of the interest income, interest expense, and fair value adjustments, net presented in the Company’s condensed consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Interest income(1)	$45,623	$57,051	$86,191	$113,112
Interest expense(1)	(7,772)	(12,531)	(14,792)	(22,901)
Fair value and other adjustments, net:
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net(1)	(18,878)	(15,586)	(40,204)	(33,773)
Fair value adjustments and realized gains (losses) on beneficial interests, net	(6,288)	(8,407)	11,377	4,727
Realized gain (loss) on sale of loans, net	3,829	(3,838)	1,838	(13,325)
Total fair value and other adjustments, net	(21,337)	(27,831)	(26,989)	(42,371)
Total interest income, interest expense, and fair value adjustments, net	$16,514	$16,689	$44,410	$47,840
__________
(1)Includes interest income, interest expense and unrealized loss on loans, loan charge-offs, and other fair value adjustments, net, respectively, related to the consolidated securitization as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Interest income, interest expense, and fair value adjustments, net related to consolidated securitization:
Interest income	$4,465	$2,219	$9,577	$4,887
Interest expense	(1,668)	(996)	(3,517)	(2,154)
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net	(3,238)	(1,283)	(7,018)	(2,019)
Total interest income, interest expense, and fair value adjustments, net	$(441)	$(60)	$(958)	$714

Interest Income

Interest income is recognized based on the terms of the underlying agreements with borrowers for loans and line of credit receivable held on the Company’s condensed consolidated balance sheets and is earned over the life of a loan or a line of credit receivable.

Interest income includes accrued interest earned on outstanding loans and line of credit receivable but not collected. Generally, HELOCs that have reached a delinquency over 180 days and all other loans and line of credit receivable that have reached a delinquency over 120 days are charged off and do not accrue interest. The Company does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2025 and June 30, 2026, the Company has recorded $10.2 million and $11.1 million, respectively of accrued interest income in loans on the condensed consolidated balance sheets. Accrued interest income on the line of credit receivable was immaterial as of both December 31, 2025 and June 30, 2026. For the three and six months ended June 30, 2026,

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

interest income included an immaterial amount and $7.9 million of dividend income earned on certain cash accounts, respectively.

Interest Expense

Interest expense is primarily related to interest recorded on the Company’s borrowings on warehouse credit facilities and interest expense related to the consolidated securitization. Interest expense includes accrued interest incurred but not paid. Interest expense also includes changes in fair value of the interest rate caps. Accrued interest expenses for the warehouses were immaterial as of both December 31, 2025 and June 30, 2026. For the three and six months ended June 30, 2026, interest expense included an immaterial amount and $10.1 million of coupon interest expense and amortization of debt issuance costs related to the Company’s convertible senior notes.

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

Fair value and other adjustments, net also includes amounts received from borrowers for previously charged-off loans held on the Company’s condensed consolidated balance sheets. These amounts are recognized in the period when amounts are received. Amounts received from borrowers for previously charged-off loans were immaterial and $12.3 million for the three months ended June 30, 2025 and 2026 and $8.5 million and $17.3 million for the six months ended June 30, 2025 and 2026, respectively.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

	December 31, 2025
	Assets	Liabilities	Net Assets
Consolidated securitization	$58,275	$46,542	$11,733
Consolidated warehouse entities	167,158	101,791	65,367
Other consolidated VIEs	690,522	19,111	671,411
Total consolidated VIEs	$915,955	$167,444	$748,511

	June 30, 2026
	Assets	Liabilities	Net Assets
Consolidated securitization	$40,271	$32,122	$8,149
Consolidated warehouse entities	408,695	253,191	155,504
Other consolidated VIEs	436,519	7,760	428,759
Total consolidated VIEs	$885,485	$293,073	$592,412
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

During the six months ended June 30, 2026, the Company exercised clean up calls related to a number of historical unconsolidated securitizations and subsequently liquidated the associated entities. As part of the clean up calls, the Company, as servicer, repurchased the remaining collateral and received the cash reserve amounts held by the related entities. The clean up calls had no material impact on the condensed consolidated financial statements of the Company.

The following tables summarize the aggregate value of assets and liabilities of unconsolidated VIEs associated with securitizations in which the Company holds a variable interest but is not the primary beneficiary:

	December 31, 2025
	Assets(1)	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$2,016,813	$1,426,987	$589,826	$101,670
_________
(1)Represents cash and the unpaid principal balance of loans held by the unconsolidated VIEs.

	June 30, 2026
	Assets(1)	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$2,477,592	$1,732,126	$745,466	$121,380
_________
(1) Represents cash and the unpaid principal balance of loans held by the unconsolidated VIEs.

The Company’s maximum exposure to loss from its involvement with unconsolidated VIEs represents the value of securities retained and cash deposits made under the risk retention requirements for the related securitizations and estimates the loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is remote. The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $97.4 million and $120.4 million of securitization notes and residual certificates that are carried at fair value and included in notes receivable and residual certificates (at fair value) on the condensed

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

consolidated balance sheets as of December 31, 2025 and June 30, 2026, respectively. The Company also had an immaterial amount of cash deposits held as reserve accounts for related securitizations, included in other assets on the condensed consolidated balance sheets as of both December 31, 2025 and June 30, 2026.

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

	December 31, 2025		June 30, 2026
	Outstanding Principal Balance	Fair Value	Outstanding Principal Balance	Fair Value
Beneficial interest assets (hybrid instruments)	$4,530,737	$372,402	$6,316,763	$519,086
Beneficial interest assets (derivatives)	2,559,210	23,814	2,932,094	26,852
Total beneficial interest assets	$7,089,947	$396,216	$9,248,857	$545,938

Beneficial interest liabilities (derivatives)	$2,325,305	$5,075	$2,870,374	$10,158

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Company recognizes beneficial interests at fair value with changes reported as part of the fair value and other adjustments on the condensed consolidated statements of operations and comprehensive income. The table below presents net gains (losses) recognized on beneficial interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Fair value adjustments and realized gains (losses) on beneficial interests, net	$(6,288)	$(8,407)	$11,377	$4,727

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

	December 31, 2025	June 30, 2026
Cash and cash equivalents	$160,055	$285,295
Restricted cash	219,412	315,103
Beneficial interests	389,566	534,123
Line of credit receivable(1)	108,965	108,317
Loans(1)	53,762	51,523
Total(2)	$931,760	$1,294,361
__________
(1)Represents the unpaid principal balance.
(2)$191.6 million and $190.0 million as of December 31, 2025 and June 30, 2026, respectively, is related to assets held by one institutional investor.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

5.    Fair Value Measurement

The following table presents assets and liabilities measured at fair value and categorized in accordance with the fair value hierarchy:

	Level	December 31, 2025	June 30, 2026
Assets
Loans	3	$984,552	$1,064,239
Beneficial interest assets	3	396,216	545,938
Notes receivable and residual certificates	3	97,416	120,375
Line of credit receivable	3	112,742	111,772
Loan servicing assets	3	40,941	54,842
Interest rate cap	2	225	104
Total assets		$1,632,092	$1,897,270
Liabilities
Payable to securitization note holders	3	$46,542	$32,122
Beneficial interest liabilities	3	5,075	10,158
Loan servicing liabilities	3	4,383	8,409
Trailing fee liabilities	3	5,761	6,400
Total liabilities		$61,761	$57,089

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

The following table presents the fair value of loans held on the Company’s condensed consolidated balance sheets by classification:

	December 31, 2025	June 30, 2026
Loans held-for-sale	$393,159	$787,154
Loans held-for-investment	537,631	240,758
Loans held in consolidated securitization	53,762	36,327
Total	$984,552	$1,064,239

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Valuation Methodology

Loans held-for-sale and held-for-investment are measured at estimated fair value using a DCF model. The fair valuation methodology considers projected prepayments and historical defaults, losses and recoveries to project future losses and net cash flows on loans. Net cash flows are discounted using an estimate of market rates of return. The fair value of these loans also includes accrued interest.

For the consolidated securitization, the Company elected the measurement alternative under Topic 810, Consolidation, and maximizes the use of observable inputs to estimate the fair value of the financial assets and liabilities of the securitization. Under the measurement alternative, the Company determined that inputs and market data used to determine the value of the liabilities, which consist of securitization notes and residual certificates, are more observable than those used to measure fair value of the financial assets, which consist of held-for-sale loans. Thus, the loans are measured based on the sum of the fair value of the securitization notes and residual certificates. The fair value is also corroborated with a DCF model that considers projected prepayments and historical defaults, losses and recoveries to project future losses and net cash flows on loans, discounted using an estimate of market rates of return as disclosed below in the “Significant Inputs and Assumptions” section. The fair value of loans in the consolidated securitization also includes accrued interest.

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-investment and held-for-sale, excluding loans held in the consolidated securitization:

	December 31, 2025			June 30, 2026
	Minimum	Maximum	Weighted-Average(1)	Minimum	Maximum	Weighted-Average(1)
Discount rate	5.00%	14.78%	9.51%	5.86%	13.00%	9.99%
Credit risk rate	0.01%	91.50%	15.52%	0.01%	91.50%	16.54%
Prepayment rate	0.45%	99.75%	43.41%	1.08%	99.75%	44.55%
_________
(1)Unobservable inputs were weighted by relative fair value.

The following table presents quantitative information about the significant unobservable inputs implied for the Company’s Level 3 fair value measurements for loans held in the consolidated securitization:

	December 31, 2025			June 30, 2026
	Minimum	Maximum	Weighted-Average(1)	Minimum	Maximum	Weighted-Average(1)
Discount rate	6.99%	15.00%	10.43%	10.83%	15.00%	11.45%
Credit risk rate	0.67%	35.68%	16.12%	0.67%	35.68%	16.25%
Prepayment rate	6.73%	89.84%	40.50%	7.24%	89.84%	40.02%
_________
(1)Unobservable inputs were weighted by relative fair value.

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

Significant Recurring Level 3 Fair Value Input Sensitivity

The following table presents the sensitivity of the fair value of loans held-for-sale and held-for-investment, excluding loans held in the consolidated securitization, to adverse changes in the significant assumptions used in the valuation model. Adverse changes in prepayment rates do not result in a material impact to the fair value of loans held-for-sale and held-for-investment as of December 31, 2025 and June 30, 2026.

	December 31, 2025	June 30, 2026
Fair value of loans held-for-sale and held-for-investment	$930,790	$1,027,912
Discount rates
100 basis point increase	(12,006)	(13,633)
200 basis point increase	(23,623)	(26,797)
Expected credit loss rates on underlying loans
10% adverse change	(10,465)	(9,951)
20% adverse change	(20,397)	(19,472)

Adverse changes in significant assumptions do not result in a material impact to the fair value of loans held in the consolidated securitization as of December 31, 2025 and June 30, 2026.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Rollforward of Level 3 Fair Values

The following tables present a rollforward of loans classified within Level 3 of the fair value hierarchy:

	Loans Held-for-Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at March 31, 2025	$347,749	$378,012	$88,916	$814,677
Purchases and originations of loans(1)	701,155	228,015	—	929,170
Sale of loans(1)	(548,007)	(18,070)	—	(566,077)
Purchase of loans for immediate resale(1)	1,933,901	—	—	1,933,901
Immediate resale of loans(1)	(1,933,901)	—	—	(1,933,901)
Repayments received(1)	(46,398)	(71,013)	(9,652)	(127,063)
Charge-offs and changes in fair value recorded in earnings	(8,961)	(30,429)	(3,414)	(42,804)
Other changes	249	11,352	—	11,601
Fair value at June 30, 2025	$445,787	$497,867	$75,850	$1,019,504
_________
(1)Represents the principal balance.

	Loans Held-for-Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2024	$405,812	$297,543	$102,949	$806,304
Purchases and originations of loans(1)	1,271,809	377,898	—	1,649,707
Sale of loans(1)	(1,119,703)	(19,688)	—	(1,139,391)
Purchase of loans for immediate resale(1)	2,708,533	—	—	2,708,533
Immediate resale of loans(1)	(2,708,533)	—	—	(2,708,533)
Repayments received(1)	(86,302)	(126,778)	(19,932)	(233,012)
Charge-offs and changes in fair value recorded in earnings	(24,683)	(51,402)	(7,167)	(83,252)
Other changes	(1,146)	20,294	—	19,148
Fair value at June 30, 2025	$445,787	$497,867	$75,850	$1,019,504
_________
(1)Represents the principal balance.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for-Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at March 31, 2026	$723,855	$245,378	$44,856	$1,014,089
Reclassification of loans(1)(2)	(7,810)	7,810	—	—
Purchases and originations of loans(1)	973,759	178,850	—	1,152,609
Sale of loans(1)	(825,683)	(115,368)	—	(941,051)
Purchase of loans for immediate resale(1)	2,623,069	—	—	2,623,069
Immediate resale of loans(1)	(2,623,069)	—	—	(2,623,069)
Repayments received(1)	(66,826)	(68,719)	(7,111)	(142,656)
Charge-offs and changes in fair value recorded in earnings	(13,743)	(15,174)	(1,418)	(30,335)
Other changes	3,602	7,981	—	11,583
Fair value at June 30, 2026	$787,154	$240,758	$36,327	$1,064,239
_________
(1)Represents the principal balance.
(2)Effective April 1, 2026, the Company reclassified $7.8 million of personal loans to held-for-investment as they are held as collateral in connection with committed capital and co-investment arrangements and are ineligible to be sold.

	Loans Held-for-Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2025	$393,159	$537,631	$53,762	$984,552
Reclassification of loans(1)(2)	306,159	(306,159)	—	—
Purchases and originations of loans(1)(3)	1,346,618	617,112	—	1,963,730
Sale of loans(1)	(1,127,583)	(434,941)	—	(1,562,524)
Purchase of loans for immediate resale(1)	4,714,014	—	—	4,714,014
Immediate resale of loans(1)	(4,714,014)	—	—	(4,714,014)
Repayments received(1)	(109,306)	(144,340)	(15,142)	(268,788)
Charge-offs and changes in fair value recorded in earnings	(25,627)	(48,842)	(2,293)	(76,762)
Other changes	3,734	20,297	—	24,031
Fair value at June 30, 2026	$787,154	$240,758	$36,327	$1,064,239
_________
(1)Represents the principal balance.
(2)Effective March 31, 2026, the Company reclassified $314.0 million of HELOCs and auto retail loans to held-for-sale as we have both the intent and ability to sell these loans prior to maturity. Effective April 1, 2026, the Company reclassified $7.8 million of personal loans to held-for-investment as they are held as collateral in connection with committed capital and co-investment arrangements and are ineligible to be sold.
(3)Purchase activity includes an immaterial unpaid principal balance related to securitization clean-up calls during the six months ended June 30, 2026.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the condensed consolidated balance sheets:

	Loans		Loans > 90 Days Past Due
	December 31,	June 30,	December 31,	June 30,
	2025	2026	2025	2026
Outstanding principal balance	$1,038,521	$1,103,863	$17,685	$11,711
Net fair value and accrued interest adjustments	(53,969)	(39,624)	(13,094)	(8,510)
Fair value(1)(2)	$984,552	$1,064,239	$4,591	$3,201
_________
(1)Includes $367.4 million and $338.1 million of auto loans at fair value as of December 31, 2025 and June 30, 2026, respectively, of which immaterial amounts are 90 days or more past due. Also includes $149.5 million and $229.0 million of HELOCs at fair value as of December 31, 2025 and June 30, 2026, respectively, of which immaterial amounts are 90 days or more past due.
(2)The fair value of loans in nonaccrual status was immaterial as of December 31, 2025 and June 30, 2026.

Line of Credit Receivable

In connection with a committed capital and other co-investment arrangement, the Company issued a revolving line of credit receivable to a third-party, which is classified as held-for-investment. The fair value of the line of credit receivable as of December 31, 2025 and June 30, 2026 was $112.7 million and $111.8 million, respectively.

Valuation Methodology

The line of credit receivable is measured at estimated fair value using a DCF model. The model is based on the expected monthly outstanding balance of the line of credit receivable over the life of the agreement and considers the present creditworthiness of the counterparty and the difference between the market rates of return and the stated interest rate. Cash flows are discounted using an estimate of market rates of return. The fair value of the line of credit receivable also includes accrued interest.

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements related to the line of credit receivable:

	December 31, 2025			June 30, 2026
	Minimum	Maximum	Weighted-Average	Minimum	Maximum	Weighted-Average
Discount rate	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Significant Recurring Level 3 Fair Value Input Sensitivity

Adverse changes in significant assumptions do not result in a material impact to the fair value of the line of credit receivable as of December 31, 2025 and June 30, 2026.

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the line of credit receivable classified by the Company within Level 3 of the fair value hierarchy:

Line of Credit Receivable
Fair value at March 31, 2025	$81,780
Issuances	24,983
Changes in fair value recorded in earnings	563
Changes in accrued interest	130
Fair value at June 30, 2025	$107,456

Line of Credit Receivable
Fair value at December 31, 2024	$56,269
Issuances	49,839
Changes in fair value recorded in earnings	1,063
Changes in accrued interest	285
Fair value at June 30, 2025	$107,456

Line of Credit Receivable
Fair value at March 31, 2026	$111,916
Issuances	5,140
Repayments	(4,419)
Changes in fair value recorded in earnings	(233)
Changes in accrued interest	(632)
Fair value at June 30, 2026	$111,772

Line of Credit Receivable
Fair value at December 31, 2025	$112,742
Issuances	5,679
Repayments	(6,327)
Changes in fair value recorded in earnings	(295)
Changes in accrued interest	(27)
Fair value at June 30, 2026	$111,772

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Assets and Liabilities related to Securitization Transactions

As of December 31, 2025 and June 30, 2026, the Company held notes receivable and residual certificates retained from unconsolidated securitization transactions with an aggregate fair value of $97.4 million and $120.4 million, respectively.

As of December 31, 2025 and June 30, 2026, the Company recognized payables to securitization note holders of $46.5 million and $32.1 million at fair value, respectively. The balance represents the value of the securitization notes issued and owned by third-party investors in connection with the consolidated securitization. The value of securitization notes and residual certificates retained by the Company is eliminated in the consolidation process.

Valuation Methodology

The Company prioritizes the use of observable inputs in estimating the fair value of notes receivable and residual certificates and payable to securitization note holders when available. Fair value is corroborated using a DCF methodology. This approach uses assumptions of projected cash flows of the underlying collateral loan pools adjusted for features of these securities, which reflect the Company’s best estimates of the assumptions a market participant would use to determine fair value.

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements related to notes receivable, residual certificates, and payable to securitization note holders:

	December 31, 2025			June 30, 2026
	Minimum	Maximum	Weighted-Average(1)	Minimum	Maximum	Weighted-Average(1)
Notes receivable and residual certificates
Discount rate	5.75%	12.78%	10.72%	6.16%	13.00%	11.09%
Credit risk rate	0.38%	50.28%	21.10%	0.38%	60.37%	21.46%
Prepayment rate	4.11%	95.77%	33.04%	4.11%	94.69%	34.10%
Payable to securitization note holders
Discount rate	6.99%	10.40%	9.65%	10.83%	10.83%	10.83%
Credit risk rate	0.67%	35.68%	16.12%	0.67%	35.68%	16.25%
Prepayment rate	6.73%	89.84%	40.50%	7.24%	89.84%	40.02%
_________
(1)Unobservable inputs were weighted by relative fair value.

Significant Recurring Level 3 Fair Value Input Sensitivity

Notes Receivable and Residual Certificates

Adverse changes in the significant assumptions do not result in a material impact to the fair value of notes receivable and residual certificates as of December 31, 2025 and June 30, 2026.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Payable to Securitization Note Holders

Adverse changes in the significant assumptions do not result in a material impact to the fair value of payable to securitization note holders as of December 31, 2025 and June 30, 2026.

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the notes receivable and residual certificates and payables to securitization note holders related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy:

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at March 31, 2025	$19,471	$75,904
Additions	38,355	—
Repayments and settlements	(3,836)	(10,577)
Changes in fair value recorded in earnings	718	(175)
Fair value at June 30, 2025	$54,708	$65,152

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2024	$22,055	$87,321
Additions	38,355	—
Repayments and settlements	(6,521)	(22,021)
Changes in fair value recorded in earnings	819	(148)
Fair value at June 30, 2025	$54,708	$65,152

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at March 31, 2026	$105,066	$39,188
Additions	30,035	—
Repayments and settlements	(15,311)	(6,934)
Changes in fair value recorded in earnings	585	(132)
Fair value at June 30, 2026	$120,375	$32,122

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2025	$97,416	$46,542
Additions	48,841	—
Repayments and settlements	(27,054)	(14,149)
Changes in fair value recorded in earnings	1,172	(271)
Fair value at June 30, 2026	$120,375	$32,122

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Loan Servicing Assets and Liabilities

As of December 31, 2025 and June 30, 2026, the Company’s loan servicing assets had a fair value of $40.9 million and $54.8 million, respectively, recorded within other assets on the condensed consolidated balance sheets. As of December 31, 2025 and June 30, 2026, the Company’s loan servicing liabilities had a fair value of $4.4 million and $8.4 million, respectively, recorded within accrued expenses and other liabilities on the condensed consolidated balance sheets.

Valuation Methodology

Loan servicing assets and liabilities are measured at estimated fair value using a DCF model. The cash flows in the valuation model represent the difference between the contractual servicing fees charged and the estimated market servicing fee. Since contractual servicing fees are generally based on the monthly outstanding principal balance of the underlying loans, the expected cash flows in the model incorporate estimates of net losses and prepayments.

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2025			June 30, 2026
	Minimum	Maximum	Weighted-Average(1)	Minimum	Maximum	Weighted-Average(1)
Discount rate	13.00%	20.00%	17.32%	13.00%	20.00%	17.28%
Credit risk rate	0.01%	61.96%	17.01%	0.01%	77.30%	17.42%
Market-servicing rate(2)(3)	0.62%	2.69%	0.65%	0.60%	2.69%	0.67%
Prepayment rate	1.96%	96.90%	36.50%	0.33%	96.90%	35.88%
_________
(1)Unobservable inputs were weighted by relative fair value.
(2)Excludes ancillary fees that would be passed on to a third-party servicer.
(3)Expressed as a percentage of the outstanding principal balance of 1.16% - 2.69% for auto loans and 0.62% - 2.00% for personal loans as of December 31, 2025 and 0.60% - 2.69% for auto loans and 0.62% - 2.00% for personal loans as of June 30, 2026.

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

Significant Recurring Level 3 Fair Value Input Sensitivity

The table below presents the fair value sensitivity of loan servicing assets to adverse changes in market-servicing rates. The fair value of loan servicing assets and liabilities are not sensitive to adverse changes in discount rates, credit risk rates, and prepayment rates as such changes do not result in a material impact on the fair value as of December 31, 2025 and June 30, 2026. Adverse changes in market-servicing rates do not result in a material impact to the fair value of loan servicing liabilities as of December 31, 2025 and June 30, 2026.

	December 31, 2025	June 30, 2026
Fair value of loan servicing assets	$40,941	$54,842
Expected market-servicing rates
10% market-servicing rates increase	(8,402)	(10,146)
20% market-servicing rates increase	(16,746)	(20,079)

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at March 31, 2026	$45,437	$6,646
Sale of loans	16,357	2,987
Changes in fair value recorded in earnings	(6,952)	(1,224)
Fair value at June 30, 2026	$54,842	$8,409

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2025	$40,941	$4,383
Sale of loans	26,436	5,592
Changes in fair value recorded in earnings	(12,535)	(1,566)
Fair value at June 30, 2026	$54,842	$8,409

Beneficial Interests

In connection with committed capital and other co-investment arrangements that meet a definition of a derivative (derivative beneficial interests), the Company is obligated to make payments to or is entitled to receive payments from the third-party if credit performance on the underlying loans deviates from initial expectations, subject to a dollar cap. In the arrangements that are associated with debt-like securities with embedded derivative features, the Company makes an initial investment and is entitled to receive a portion of cash flows over time from the underlying loan portfolios. These cash flows vary depending on the demonstrated credit performance relative to our expectations.

As of December 31, 2025 and June 30, 2026, the fair value of the beneficial interest assets related to these arrangements was $396.2 million and $545.9 million, respectively. As of the same dates, the fair value of the beneficial interest liabilities was $5.1 million and $10.2 million, respectively.

Valuation Methodology

Beneficial interests are measured at estimated fair value using a DCF model. The DCF model sets expectations for cash flows to be received by the Company under each arrangement based on contractually-defined terms, such as total return, portfolio composition, frequency of cash distribution, and others and calculates net cash flows to be received by the Company. These net cash flows are then discounted using an estimate of market rates of return that reflect the risk premium related to those cash flows. As credit performance is demonstrated by the underlying loan portfolios, each DCF model is periodically updated to determine future cash inflows and outflows based on the latest estimated performance for the duration of each arrangement. The DCF model uses inputs discussed below that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to determine fair value of our beneficial interests.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s fair value measurements of beneficial interests as of December 31, 2025 and June 30, 2026:

	December 31, 2025			June 30, 2026
	Minimum	Maximum	Weighted-Average(1)	Minimum	Maximum	Weighted-Average(1)
Beneficial interest assets
Discount rate	6.50%	14.50%	12.90%	6.50%	14.50%	12.39%
Credit risk rate spread(2)	(7.59)%	13.42%	0.89%	(9.06)%	12.86%	1.05%
Prepayment rate spread(3)	(7.56)%	15.50%	3.60%	(9.30)%	18.46%	3.00%
Beneficial interest liabilities
Discount rate	13.25%	13.25%	13.25%	10.40%	12.75%	12.69%
Credit risk rate spread(2)	(5.45)%	9.18%	1.90%	(7.94)%	16.80%	2.47%
Prepayment rate spread(3)	(1.89)%	8.36%	1.89%	(2.62)%	18.06%	2.39%
_________
(1)Unobservable inputs were weighted by relative fair value.
(2)Expressed as a percentage of cumulative net loss expectations as of the valuation date compared to the initial expectations.
(3)Expressed as a percentage of cumulative principal prepayment expectations as of the valuation date compared to the initial expectations.

Discount rates–The discount rates are rates of return used to discount future expected cash flows to arrive at a present value, which represents the fair value. The discount rates used for the projected net cash flows are the Company’s estimates of the rates of return that market participants would require when investing in these financial instruments with cash flows dependent on credit performance of the underlying loan portfolio. A risk premium component is implicitly included in the discount rates to reflect the amount of compensation market participants require due to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity. The Company uses different discount rates depending on the type of underlying collateral as well as for expected cash flows associated with demonstrated to-date credit performance and those associated with future credit performance. The difference in these rates reflects the level of uncertainty and, as a result, risk premium that would be required by market participants when investing in these instruments.

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

The following table presents the sensitivity of beneficial interest assets and liabilities to adverse changes in significant assumptions used in the valuation model as of December 31, 2025 and June 30, 2026. The Company adversely shocks the credit risk rate and prepayment rate on the underlying loan portfolios rather than the spreads. Adverse changes in discount rates and prepayment rates do not result in a material impact to the fair value of beneficial interest liabilities as of December 31, 2025 and June 30, 2026.
Significant Recurring Level 3 Fair Value Input Sensitivity

	December 31, 2025	June 30, 2026
Fair value of beneficial interest assets	$396,216	$545,938
Discount rate
100 basis point increase	(4,912)	(6,277)
200 basis point increase	(9,676)	(12,365)
Expected credit risk rate on underlying loans
10% adverse change	(80,110)	(104,724)
20% adverse change	(158,190)	(205,983)
Expected prepayment rate on underlying loans
10% adverse change	(7,798)	(9,316)
20% adverse change	(15,244)	(19,305)

Fair value of beneficial interest liabilities	$5,075	$10,158
Expected credit risk rate on underlying loans
10% adverse change	22,409	26,744
20% adverse change	44,420	53,186

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Rollforward of Level 3 Fair Values

The following tables present a rollforward of beneficial interest assets and liabilities:

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at March 31, 2025	$216,578	$4,032
Acquisitions of beneficial interests	71,432	—
Settlement of beneficial interests	(27,133)	(5,672)
Changes in fair value recorded in earnings	5,884	12,172
Fair value at June 30, 2025	$266,761	$10,532

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at December 31, 2024	$176,848	$10,089
Acquisitions of beneficial interests	109,870	—
Settlement of beneficial interests	(43,441)	(11,664)
Changes in fair value recorded in earnings	23,484	12,107
Fair value at June 30, 2025	$266,761	$10,532

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at March 31, 2026	$474,796	$3,235
Acquisition of beneficial interests	138,663	—
Settlement of beneficial interests, net	(66,594)	(557)
Changes in fair value recorded in earnings	(927)	7,480
Fair value at June 30, 2026	$545,938	$10,158

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at December 31, 2025	$396,216	$5,075
Acquisition of beneficial interests	252,735	—
Settlement of beneficial interests, net	(112,299)	524
Changes in fair value recorded in earnings	9,286	4,559
Fair value at June 30, 2026	$545,938	$10,158

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Trailing Fee Liabilities

The Company pays certain lending partners monthly trailing fees based on the amount and timing of principal payments made by borrowers of the underlying loans. The Company held trailing fee liabilities of $5.8 million and $6.4 million as of December 31, 2025 and June 30, 2026, respectively.

Valuation Methodology

The DCF methodology, which is used to estimate the fair value of trailing fee liabilities, uses the same projected net cash flows as the underlying loans. The fair valuation methodology considers projected prepayments and historical defaults, losses and recoveries to project future losses and net cash flows of the underlying loans. Net cash flows are discounted using an estimate of market rates of return.

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for trailing fee liabilities:

	December 31, 2025			June 30, 2026
	Minimum	Maximum	Weighted-Average(1)	Minimum	Maximum	Weighted-Average(1)
Discount rate	5.00%	14.78%	10.15%	5.86%	13.00%	10.61%
Credit risk rate	0.04%	67.59%	19.48%	0.02%	73.64%	19.86%
Prepayment rate	1.52%	95.77%	34.59%	0.97%	94.69%	34.52%
_________
(1)Unobservable inputs were weighted by relative fair value.

Significant Recurring Level 3 Fair Value Input Sensitivity

Adverse changes in significant assumptions do not result in a material impact to the fair value of trailing fee liabilities as of December 31, 2025 and June 30, 2026.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Trailing Fee Liabilities
Fair value at December 31, 2024	$4,614
Issuances	1,786
Repayments and settlements	(1,336)
Changes in fair value recorded in earnings	(106)
Fair value at June 30, 2025	$4,958

Trailing Fee Liabilities
Fair value at March 31, 2026	$5,980
Issuances	1,314
Repayments and settlements	(828)
Changes in fair value recorded in earnings	(66)
Fair value at June 30, 2026	$6,400

Trailing Fee Liabilities
Fair value at December 31, 2025	$5,761
Issuances	2,489
Repayments and settlements	(1,676)
Changes in fair value recorded in earnings	(174)
Fair value at June 30, 2026	$6,400

 6.    Goodwill and Intangible Assets
Goodwill

Goodwill balance was $67.1 million as of both December 31, 2025 and June 30, 2026. The Company recognized no impairment charges related to goodwill during the three and six months ended June 30, 2025 and 2026.
Intangible Assets

Acquired intangible assets subject to amortization consist of customer relationships, and are recorded net of amortization and included within other assets on the condensed consolidated balance sheets. The gross and net carrying values and accumulated amortization are as follows:

	December 31, 2025			June 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$13,700	$(5,423)	$8,277	$13,700	$(5,994)	$7,706

Amortization expense was immaterial for the three and six months ended June 30, 2025 and 2026.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Expected future amortization expense for intangible assets is as follows:

June 30, 2026
Remaining 2026	$571
2027	1,142
2028	1,142
2029	1,142
2030	1,142
Thereafter	2,567
Total	$7,706

 7.    Balance Sheet Components
Other Assets

Other assets consisted of the following:

	December 31, 2025	June 30, 2026
Receivables	$46,647	$58,187
Loan servicing assets (at fair value)(1)	40,941	54,842
Prepaid expenses	39,658	32,543
Other assets	17,379	15,334
Intangible assets, net(2)	8,289	7,718
Deposits	5,057	1,782
Total other assets	$157,971	$170,406
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

	December 31, 2025	June 30, 2026
Internally developed software	$95,923	$108,009
Leasehold improvements	15,519	19,231
Computer and networking equipment	6,358	6,689
Furniture and fixtures	4,795	6,021
Total property, equipment, and software	122,595	139,950
Accumulated depreciation and amortization	(78,421)	(90,529)
Total property, equipment, and software, net	$44,174	$49,421

For the three and six months ended June 30, 2025, depreciation and amortization expense on property, equipment, and software was $5.6 million and $11.7 million, respectively, and immaterial and $12.4 million for the three and six months ended June 30, 2026, respectively.

Capitalized internally developed software balances, net of accumulated amortization, were $38.5 million and $41.6 million as of December 31, 2025 and June 30, 2026, respectively. The Company recognized immaterial impairment charges to internally developed software during the three and six months ended June 30, 2025 and no impairment charges to internally developed software during the three and six months ended June 30, 2026.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31, 2025	June 30, 2026
Accrued expenses	$68,232	$64,424
Accounts payable	31,981	39,387
Accrued payroll	49,275	27,842
Other liabilities	6,788	14,354
Beneficial interest liabilities (at fair value)(1)	5,075	10,158
Loan servicing liabilities (at fair value)(1)	4,383	8,409
Trailing fee liability (at fair value)(1)	5,761	6,400
Total accrued expenses and other liabilities	$171,495	$170,974
_________
(1)Refer to “Note 5. Fair Value Measurement” for further information.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 8.    Borrowings

The following table presents the aggregate principal outstanding of all borrowings that are included in the condensed consolidated balance sheets:

	December 31, 2025	June 30, 2026
Warehouse credit facilities	$97,333	$251,758
Risk retention financing facility	75,647	92,031
Convertible senior notes	1,687,794	1,687,794
Total payments due	1,860,774	2,031,583
Unamortized debt discount	(31,629)	(28,454)
Total borrowings	$1,829,145	$2,003,129
The following table summarizes the aggregate amount of maturities of all borrowings:

June 30, 2026
Remaining 2026	$66,544
2027	—
2028	74,307
2029	608,701
2030	500,000
Thereafter	782,031
Total	$2,031,583

Warehouse Credit Facilities

The following table presents the details of the Company’s revolving warehouse credit facilities:

				December 31, 2025		June 30, 2026
	Stated Interest Rate(1)	Termination and Maturity(2)	Total Borrowing Capacity(3)	Collateral(4)	Outstanding Borrowings	Collateral(4)	Outstanding Borrowings
Upstart Auto Warehouse Trust 2	Benchmark rate + 0% - 4.0%	August 2026 and August 2027	$150,000	$3	$1	$—	$—
Upstart Loan Trust	Benchmark rate + 1.8% - 3.4%	June 2028 and June 2029	400,000	56,255	23,025	308,615	177,451
Upstart Small Dollar Loan Trust	Benchmark rate + 5.5%	June 2027 and June 2028	100,000	128,973	74,307	123,475	74,307
Total			$650,000	$185,231	$97,333	$432,090	$251,758
_________

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

(1)The interest rates on our warehouse credit facilities are floating and designed as a reference rate plus a spread. Reference rates include the Compounded SOFR, the Term Secured Overnight Financing Rate, and the weighted-average cost of commercial paper notes issued by the lender. The stated interest rate excludes maximum unused commitment fees of 1.0%. The undrawn fee for Upstart Small Dollar Loan Trust is the dollar amount of interest and fees that would have been due if the daily average aggregate outstanding principal balance was equal to 75% of the then-applicable borrowing base.
(2)The first date represents the final date the Company may borrow up to the maximum capacity under the warehouse. The second date is the maturity date, when the outstanding principal amount, together with accrued and unpaid interest will be due and payable in full.
(3)Total capacity is as of June 30, 2026. Upstart Small Dollar Loan Trust has $100.0 million of uncommitted capacity and Upstart Loan Trust has $225.0 million of uncommitted capacity out of the $400.0 million total.
(4)Represents the aggregate restricted cash and unpaid principal balance of loans pledged as collateral.

On June 5, 2026, Upstart Loan Trust amended its credit agreement to extend the maturity date to June 15, 2029. Additionally, the total borrowing capacity increased from $325.0 million to $400.0 million, of which $175.0 million is committed. All other key terms of the agreements remain the same.

The Company’s warehouse credit facilities contain certain financial covenants. As of June 30, 2026, the Company was in compliance with all applicable covenants for its warehouse credit facilities.

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

The outstanding balance of the facility was $92.0 million as of June 30, 2026, presented within borrowings on the condensed consolidated balance sheets. The fair value of the securitization notes receivable pledged was $91.3 million, $89.7 million of which is presented within notes receivable and residual certificates (at fair value) on the condensed consolidated balance sheets and $1.7 million related to the consolidated securitization. The financing bears interest at the weighted-average coupon of the pledged securities plus a 0.40% spread. The facility’s final maturity dates range from 2033 to 2036. The facility is accounted for as a secured borrowing.

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

The Company recorded an immaterial amount and $7.2 million of coupon interest expense for the three and six months ended June 30, 2025, and an immaterial amount and $6.9 million of coupon interest expense for the three and six months ended June 30, 2026, respectively. The Company recorded an immaterial amount of amortization of debt issuance costs related to the Notes for all periods presented. These amounts were presented within other income, net for the three and six months ended June 30, 2025 and within interest expense for the three and six months ended June 30, 2026 in the condensed consolidated statements of operations and comprehensive income. Accrued interest expenses related to the Notes were immaterial as of December 31, 2025 and June 30, 2026.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents the components of the Notes as of December 31, 2025 and June 30, 2026:

	December 31, 2025				June 30, 2026
	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Fair Value	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Fair Value
2026 Notes	$66,544	$(209)	$66,335	$63,958	$66,544	$(57)	$66,487	$66,038
2029 Notes	431,250	(7,933)	423,317	566,500	431,250	(6,918)	424,332	490,133
2030 Notes	500,000	(9,643)	490,357	461,614	500,000	(8,684)	491,316	408,514
2032 Notes	690,000	(13,613)	676,387	573,687	690,000	(12,512)	677,488	525,839
Total	$1,687,794	$(31,398)	$1,656,396	$1,665,759	$1,687,794	$(28,171)	$1,659,623	$1,490,524

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

 9.    Stockholders' Equity

Common Stock Reserved for Future Issuance

In December 2020, the Company's amended and restated certificate of incorporation became effective, which authorizes the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share. Shares of common stock reserved for issuance, on an as-converted basis, are as follows:

	December 31, 2025	June 30, 2026
Options issued and outstanding	9,204,983	8,192,853
RSUs outstanding	2,276,156	4,051,641
PRSUs outstanding	—	1,726,737
Shares available for future issuance under 2020 plan	10,922,232	7,590,732
Shares available for issuance under ESPP	4,140,207	4,943,276
Total	26,543,578	26,505,239
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

The Company records share repurchases on the settlement date. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. The Company’s policy for share retirements is to allocate the excess between par value and the repurchase price, including costs and fees, to additional paid-in capital. No shares were repurchased during the three months ended June 30, 2026. During the six months ended June 30, 2026, the Company repurchased, and subsequently retired, 3.2 million shares of common stock for $100.1 million at an average cost of $31.31 per share. As of June 30, 2026, $122.1 million remains available for future purchases of our common stock under the share repurchase program.

ATM Program

On February 14, 2025, in connection with the commencement of an “at the market” offering program, the Company entered into a Sales Agreement, under which the Company may offer and sell, from time to time, up to an aggregate of $500.0 million of its common stock. The Company will pay a commission of up to 2% of the gross proceeds of shares sold, if any, under the Sales Agreement and intends to use the net proceeds from sales for working capital and general corporate purposes. As of June 30, 2026, no shares were issued under the program.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Equity Incentive Plans

The 2020 Equity Incentive Plan authorizes grants of ISOs, NSOs, stock appreciation rights, restricted stock, RSUs, and PRSUs to eligible participants.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2026:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2025	9,204,983	$23.11	5.3	$247,040
Options granted	156,405	27.86
Options exercised	(942,851)	1.65
Options cancelled and forfeited	(225,684)	33.63
Balances at June 30, 2026	8,192,853	25.38	5.0	149,224
Options exercisable – June 30, 2026	6,834,623	22.95	4.4	137,387
Options vested and expected to vest – June 30, 2026	8,182,220	$25.37	5.0	$149,149

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of June 30, 2026. The aggregate intrinsic value of options exercised for the six months ended June 30, 2025 and 2026 was $50.9 million and $26.3 million respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2025 and 2026 was $35.60 and $16.74 per share, respectively. The total fair value of options vested for the six months ended June 30, 2025 and 2026 was $12.0 million and $9.8 million, respectively.

As of June 30, 2026, total unrecognized stock-based compensation expense related to unvested stock options was $26.6 million, which is expected to be recognized over a remaining weighted-average period of 1.6 years.

RSUs

The Company grants RSUs to employees and non-employees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over one to four years. The following table summarizes RSU activity for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2025	2,276,156	$47.43
RSUs granted	3,542,129	28.00
RSUs vested	(1,346,780)	47.49
RSUs cancelled and forfeited	(419,864)	31.37
Unvested at June 30, 2026	4,051,641	$31.99

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

As of June 30, 2026, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $99.3 million, which is expected to be recognized over a remaining weighted-average period of 1.2 years.

PRSUs

No PRSUs were granted during the three months ended June 30, 2026. During the six months ended June 30, 2026, the Company granted PRSUs to certain executives. The awards are subject to both performance and service-based vesting conditions and the number of shares that may be earned at the end of the four year performance period is based on applicable market-based performance targets with potential adjustment based on financial performance metrics. The expense is recognized on a straight-line basis over the requisite service period.

The following table summarizes PRSU activity for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2025	—	$—
PRSUs granted	1,726,737	56.20
Unvested at June 30, 2026	1,726,737	$56.20

As of June 30, 2026, total unrecognized stock-based compensation expense related to outstanding unvested PRSUs was $89.0 million, which is expected to be recognized over a remaining weighted-average period of 3.6 years.

2020 ESPP

Our ESPP provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on the exercise date. During the six months ended June 30, 2026, 177,378 shares of common stock were purchased under the ESPP.

As of June 30, 2026, total unrecognized stock-based compensation expense related to the ESPP was immaterial.

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

The following assumptions were used to estimate the fair value of options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Expected term (in years)	5.3	5.1 – 5.3	5.2 – 7.0	5.1 – 5.7
Expected volatility	53.68% – 53.71%	66.05% – 66.36%	50.66% – 53.71%	65.70% – 66.36%
Risk-free interest rate	3.72%	4.02% – 4.19%	3.72% – 4.09%	3.51% – 4.19%
Dividend yield	—%	—%	—%	—%

The following assumptions were used to estimate the fair value of ESPP purchase rights:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Expected term (in years)	*	*	0.5	0.5
Expected volatility	*	*	99.09%	71.86%
Risk-free interest rate	*	*	4.34%	3.59%
Dividend yield	*	*	—%	—%
_________
* No ESPP purchase rights were granted during the three months ended June 30, 2025 and 2026.

The following assumptions were used to estimate the fair value of PRSUs granted for six months ended June 30, 2026:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Expected term (in years)	*	3.9 – 4.0
Expected volatility	*	93.23% – 94.73%
Risk-free interest rate	*	3.42% – 3.82%
Dividend yield	*	—%

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

_________
* No PRSUs were granted during the three months ended June 30, 2026.

Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its condensed consolidated statements of operations and comprehensive income for employees and non-employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Sales and marketing	$3,606	$3,378	$6,309	$6,404
Customer operations	2,025	2,064	3,671	3,959
Engineering and product development	17,698	21,206	32,250	39,960
General, administrative, and other	12,182	17,818	23,112	28,954
Total	$35,511	$44,466	$65,342	$79,277

 10.    Leases

The Company’s operating leases expire between 2027 and 2033 and are primarily for its corporate office spaces. Certain leases have rent abatement, escalating rent payment provisions, lease renewal options, and tenant allowances. Rent expense is recognized on a straight-line basis over the non-cancelable lease term, except when it is reasonably certain that the renewal option will be exercised.

In June 2026, the Company commenced a new lease for office space with an initial lease term expiring in 2033. Upon lease commencement, the Company recognized an operating lease right-of-use asset of $8.1 million and a corresponding lease liability of $8.0 million.

Future minimum lease payments are as follows:

June 30, 2026
Remaining 2026	$3,115
2027	6,881
2028	5,884
2029	4,433
2030	1,443
Thereafter	4,515
Total undiscounted lease payments	26,271
Less: Present value adjustment	(3,919)
Operating lease liabilities	$22,352

As of June 30, 2026, the Company had entered into a lease that had not yet commenced with total future lease payments of approximately $56.0 million. The lease is expected to commence during fiscal year 2026, and has an initial lease term of approximately 11 years.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Company had no finance lease expense during the three and six months ended June 30, 2025 and 2026. The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance and parking fees, were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial during the periods presented. The Company had immaterial sublease income during the three and six months ended June 30, 2025 and 2026.

Operating lease expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Rent expense	$3,570	$3,277	$7,141	$6,471
Variable lease payments	$974	$1,047	$1,935	$2,129

Supplemental cash flow and non-cash information related to the Company’s operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Cash paid for amounts included in the measurement of lease liabilities	$3,712	$3,532	$7,324	$7,491
Right-of-use assets capitalized	$—	$8,112	$—	$8,112

Supplemental balance sheet information related to the Company’s operating leases was as follows:

	December 31, 2025	June 30, 2026
Weighted-average remaining lease term (in years)	2.70	4.51
Weighted-average discount rate	7.13%	7.03%

 11.    Commitments and Contingencies
Commitments

The Company has loan purchase obligations under the Company’s loan agreements with certain lending partners. These lending partners retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the conclusion of the required holding period. As of December 31, 2025 and June 30, 2026, the total loan purchase commitment included outstanding principal balance of $116.9 million and $148.8 million, respectively.

The Company has commitments to fund future advances on HELOCs. As of December 31, 2025 and June 30, 2026, these commitments were $18.0 million and $27.8 million, respectively, however, since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

From time to time the Company is subject to, and it is presently involved in, various litigation and legal proceedings arising from the ordinary course of business activities, the outcome of which the Company cannot reasonably determine. Other than the class actions and derivative actions described below, the Company does not believe that it is presently a party to any litigation of which the outcome would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. As of December 31, 2025 and June 30, 2026, immaterial loss contingencies were recorded in connection with legal proceedings.

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

The maximum potential amount of future payments associated with any repurchase or indemnification obligation is the outstanding balances of the loans held by lending partners and institutional investors, which as of December 31, 2025 and June 30, 2026, was $14,290.4 million and $16,981.0 million, respectively. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial and $22.6 million for the three months ended June 30, 2025 and 2026, respectively, and immaterial and $35.6 million for the six months ended June 30, 2025 and 2026, respectively.

The Company did not have material contingent liabilities related to future loan repurchase obligations as of December 31, 2025 and June 30, 2026. These amounts are included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

Legal

On July 26, 2022, a lawsuit was filed in United States District Court, Southern District of Ohio, captioned Crain v. Upstart Holdings, Inc. et al., Case No. 2:22-cv-02935-ALM-EPD (S.D. Ohio) against the Company, the Company’s Chief Executive Officer, and Chief Financial Officer, alleging that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Crain lawsuit claims unspecified damages and legal fees. On August 16, 2022, the court appointed a lead plaintiff and approved lead counsel in the Crain action. On December 5, 2022, the lead plaintiff filed a consolidated amended complaint, which names the same defendants as the previous complaint, along with two Company executives, as well as Third Point LLC and its CEO and Third Point Ventures LLC and its managing partner (also a former Upstart board member). The consolidated amended complaint brings the same claims as the previous complaint but adds a claim under Section 20A of the Exchange Act. On February 24, 2023, the defendants filed motions to dismiss the consolidated amended complaint. On September 29, 2023, the Court issued an order, granting in part and denying in part the Upstart defendants’ motion, and granting the motion filed by Third Point LLC and its CEO and Third Point Ventures LLC. On November 7, 2023, the Upstart defendants filed a motion for reconsideration, which the Court denied on August 5, 2024. On February 2, 2024, Lead Plaintiff, Universal-Investment-Gesellschaft mbH, and plaintiffs, Kathy Brooks and Kevin Crain, filed a motion for an order to certify this matter, now captioned In re Upstart Holdings Securities Litigation, as a class action, appoint themselves as class representatives, and approve their selection of Motley Rice LLC and Robbins Geller Rudman & Dowd LLP as co-class counsel, which motion the Court granted on March 27, 2025. On December 6, 2024, plaintiffs filed a motion for leave to file a first amended complaint, which motion the Court granted on September 29, 2025. The first amended complaint adds back as defendants Third Point LLC and its CEO and Third Point Ventures LLC. On November 14, 2025, Third Point LLC, its CEO, Third Point Ventures LLC, and its managing partner moved to dismiss the claims asserted against them in the first amended complaint, which motion plaintiffs opposed on January 8, 2026. On January 29, 2026, Third Point LLC, its CEO, Third Point Ventures LLC, and its managing partner filed a reply in support of their motion to dismiss. No hearing has been set on the motion to dismiss. The Company believes the remaining claims in the action are without merit and intends to defend itself vigorously.

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

 12.    Income Taxes

The Company’s effective tax rates for the three and six months ended June 30, 2025 and 2026, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Provision for income taxes	$49	$614	$78	$698
Effective tax rate	0.87%	3.58%	2.41%	6.59%

The Company's tax provision and the resulting effective tax rate for interim periods are determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising during the period. The increase in the Company's effective tax rate for the three and six months ended June 30, 2026, compared to the same periods in 2025, was primarily driven by an increase in the Company's state tax liabilities, despite maintaining a full valuation allowance. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowance recorded against the Company’s deferred tax assets, as management has determined that it is more likely than not that some or all of these deferred tax assets will not be realized.

 13.    Net Income Per Share

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Basic net income per common share is based on the weighted-average common shares outstanding during the relevant period. Diluted income per share is based on the weighted-average common shares outstanding during the relevant period, adjusted for the dilutive effect of share-based awards and convertible debt.

For periods in which the Company reports net losses, basic and diluted net loss per share are the same because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Numerator:
Net income attributable to common stockholders	$5,607	$16,539	$3,160	$9,893
Add: Dilutive effect of convertible senior notes, net(1)	—	531	—	—
Net income attributable to common stockholders, diluted	$5,607	$17,070	$3,160	$9,893
Denominator:
Weighted-average common shares outstanding used to calculate net income per share, basic	95,526,364	96,573,751	94,903,909	96,736,956
Stock options, RSUs, and ESPP	7,325,920	4,783,260	8,273,674	4,677,585
Convertible senior notes(2)	—	8,363,835	—	—
Weighted-average effect of dilutive securities	7,325,920	13,147,095	8,273,674	4,677,585
Weighted-average common shares outstanding used to calculate net income per share, diluted	102,852,284	109,720,846	103,177,583	101,414,541

Net income per share, basic	$0.06	$0.17	$0.03	$0.10
Net income per share, diluted	$0.05	$0.16	$0.03	$0.10
_________
(1)For the three months ended June 30, 2026, diluted earnings per share and diluted net income attributable to common stockholders excludes interest expense, net of tax, associated with convertible senior note activity during the year, as evaluated under the if-converted method.
(2)For the three months ended June 30, 2026, includes incremental dilutive shares from the 2032 Notes.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following securities were excluded from the computation of diluted net income per share for the periods presented, due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Options to purchase common stock	9,839,891	2,495,789	9,839,891	2,068,191
Unvested RSUs	3,152,602	1,214,270	3,152,602	4,511,636
Unvested PRSUs	—	1,726,737	—	1,726,737
Purchase rights committed under the ESPP	65,540	128,889	65,540	128,889
Convertible senior notes	15,929,353	15,114,003	15,929,353	23,477,838
Total	28,987,386	20,679,688	28,987,386	31,913,291

14.    Segment Information

The Company’s organization and management structure is designed to support development of different lending product offerings, which are grouped into three operating segments - Unsecured Lending(1) (personal loans, small dollar loans, and unsecured revolving credit lines), Auto Lending (auto refinance loans, auto retail loans, and auto secured personal loans(2)), and Other (HELOCs and other). These operating segments are separately managed and evaluated by the CODM, the Company’s Chief Executive Officer, who allocates resources and assesses performance at this level. The Company has determined that only one operating segment, Unsecured Lending, meets the definition of a reportable segment.

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

The following table presents financial information, including Contribution Profit, for the Company’s Unsecured Lending segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Unsecured Lending
Revenue from fees, net	$236,935	$326,301	$419,062	$591,695
Borrower acquisition costs(3)	(57,249)	(84,712)	(102,390)	(165,091)
Borrower verification and servicing costs(4)	(32,366)	(40,821)	(61,640)	(77,402)
Contribution Profit for Unsecured Lending	$147,320	$200,768	$255,032	$349,202

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

_______
(1)Beginning in the second quarter of 2026, the Company renamed its Personal Lending operating segment to Unsecured Lending. The name change was administrative in nature and had no impact to the segment results or the Company’s condensed consolidated financial statements.
(2)Beginning in the third quarter of 2025, the Company reclassified auto secured personal loans from Unsecured Lending to Auto Lending operating segment. Prior period segment information reflects the change, which was immaterial to the Company’s condensed consolidated financial statements.
(3)Borrower acquisition costs consist of the Company’s sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for the Company’s business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses.
(4)Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of the Company’s customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses.

The following table presents a reconciliation of total Contribution Profit to Net income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Contribution Profit - Unsecured Lending	$147,320	$200,768	$255,032	$349,202
Reconciling items:
Contribution Profit/(Loss) - Other Segments(1)	(6,777)	(7,637)	(12,117)	(18,797)
Sales and marketing, net of borrower acquisition costs(2)	(12,170)	(12,228)	(22,578)	(24,426)
Customer operations, net of borrower verification and servicing costs(3)	(6,947)	(8,715)	(12,907)	(16,278)
Engineering and product development	(68,825)	(93,860)	(126,663)	(173,972)
General, administrative, and other	(64,573)	(80,378)	(125,131)	(156,448)
Interest income, interest expense, and fair value adjustments, net	16,514	16,689	44,410	47,840
Other income, net	1,114	2,514	3,192	3,470
Net income before income taxes	$5,656	$17,153	$3,238	$10,591
_________
(1)Includes Auto Lending and Other operating segments, which did not meet the separate reporting or aggregation criteria under GAAP.
(2)Borrower acquisition costs were $60.9 million and $102.3 million for the three months ended June 30, 2025 and 2026, respectively, and were $109.5 million and $194.5 million for the six months ended June 30, 2025 and 2026, respectively. Borrower acquisition costs consist of the Company’s sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for the Company’s business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses.
(3)Borrower verification and servicing costs were $39.3 million and $52.6 million for the three months ended June 30, 2025 and 2026, respectively, and were $73.8 million and $100.1 million for the six months ended June 30, 2025 and 2026, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of the Company’s customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses.

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
Overview

Upstart is the leading AI lending marketplace. We aim to radically reduce the cost and complexity of borrowing for all Americans by using our proprietary AI models to remake the entire lending process. Upstart’s marketplace supports both unsecured and secured loans. Unsecured loans include personal loans, small dollar loans, and our new unsecured revolving credit product, Cash Line. Secured loans include auto loans – including retail, refinance, and auto secured personal loans – and HELOCs. Long-term, our vision is to become the always-on, everything-store for credit, where we can automatically approve borrowers at the right prices – instantly and effortlessly.

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

Beyond core underwriting, we apply our proprietary AI models to other areas of our business, such as income and identity verification, fraud detection, and identifying loan stacking behavior, among others. The result is an exceptional digital-first experience with significant levels of automation. For example, during the six months ended June 30, 2026, 91% of loans on our platform were fully automated, with no human intervention by Upstart. Consumer acquisition is another area where we apply our AI, making these activities increasingly efficient. Consumers primarily access Upstart-powered loans through Upstart.com and, for automotive retail in particular, through auto dealerships that use Upstart’s Auto Finance software.

Our dynamic marketplace allows us to serve borrowers across the credit spectrum. Loans issued through our marketplace are purchased by our network of institutional investors, retained or purchased by our lending partners, or in certain instances, held on our balance sheet. Out of the total principal of loans transacted on our marketplace during the six months ended June 30, 2026, 61% were purchased by institutional investors, 31% were retained or purchased by our lending partners, and 8% were held on our balance sheet. Investors may also invest in securities collateralized by Upstart-powered loans through our pass-through and securitization programs.

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

We retain certain loans on our balance sheet for R&D purposes, including to test and evaluate our AI models for newer products and to aid in price discovery. As of June 30, 2026, 51% of loans held on our balance sheet were for R&D purposes, primarily related to our seasoned auto refinance, auto retail loans and HELOCs, as well as newer products including small dollar loans and auto secured personal loans. As products develop and

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
achieve market fit, we no longer consider them as R&D. For example, during the quarter ended June 30, 2026, newly originated auto refinance, auto retail loans and HELOCs were no longer classified as R&D.

We may also retain loans on our balance sheet for purposes unrelated to product development, including to bridge the timing between origination and sales of loans.
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

An equal investment in all vintages of Upstart-powered personal loans originated in the second quarter of 2023 through the first quarter of 2026 is currently expected to deliver annual returns in line with a blended target of approximately 10.8% after servicing fees.

At a more granular level, the quarterly vintages originated in the second quarter of 2023 through the first quarter of 2024 and in the fourth quarter of 2024 are currently forecasted to underperform relative to their target returns. Quarterly vintages originated in the second and third quarter of 2024 and in the first quarter of 2025 or later are currently forecasted to deliver returns in line with target yields. This reversion in performance to target yields reflects a combination of factors including increased conservatism in underwriting, the relative stabilization of macroeconomic conditions, and improvements in our more recent models.
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

To respond to macroeconomic changes and provide relevant and up-to-date information to our lending partners, we introduced a new metric, the UMI, in 2023. As of June 30, 2026, UMI remained elevated, measured at

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
approximately 1.50, meaning that current macroeconomic conditions contributed an incremental risk of approximately 50% to the repayment performance of an Upstart-powered unsecured personal loan, compared to the baseline measurement of 1.0.
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction. The following presents our key operating and financial metrics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Originations, Dollars	$2,820,398	$4,227,174	$4,954,006	$7,672,316
Originations, Number of Loans(1)	372,599	558,014	613,305	983,370
Conversion Rate(2)	21.0%	19.7%	19.4%	19.2%
Percentage of Loans Fully Automated	92%	91%	92%	91%

Contribution Profit(3)	$140,543	$193,131	$242,915	$330,405
Contribution Margin(3)	58%	55%	57%	53%
Adjusted EBITDA(3)	$53,053	$76,905	$95,630	$117,374
Adjusted EBITDA Margin(3)	21%	21%	20%	17%
_______
(1)Originations, Number of Loans, is shown in ones for the periods presented.
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
Originations

Beginning in the second quarter of 2026, we refer to the metrics “Transaction Volume, Dollars” and “Transaction Volume, Number of Loans” as “Originations, Dollars” and “Originations, Number of Loans,” respectively, to reflect management’s internal terminology. We define Originations, Dollars as the aggregate of: (i) the total principal of loan originations for personal loans, small dollar loans, and auto loans, (ii) committed amounts for HELOCs, and (iii) drawn amounts for unsecured revolving credit lines (Cash Line), in each case facilitated on our marketplace during the periods presented. We define Originations, Number of Loans as the total number of such originations, commitments, and draws, as applicable, facilitated on our marketplace during the periods presented. We believe these metrics are good proxies for our overall scale and reach as a marketplace.

For Cash Line, we count each draw, rather than the establishment of the credit line, because draws represent the customer’s use of the product and more closely reflect the marketplace activity from which we generate ongoing fees.

Originations are driven by improvements in our AI models and technology, including our ability to streamline and automate the loan application and origination process. Originations can also be driven by several other factors, including borrower acceptance rates and their sensitivity to the interest rates offered through our platform. Originations are dependent on the availability of platform funding which is influenced by factors such as volatility in the capital markets and macroeconomic conditions.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Originations, Dollars increased 50% in the three months ended June 30, 2026 compared to the same period of 2025, and increased 55% in the six months ended June 30, 2026 compared to the same period of 2025. Originations, Number of Loans increased 50% and 60% in the three and six months ended June 30, 2026 compared to the same period of 2025, respectively. These increases were primarily due to model improvements and product initiatives, which resulted in an increase in the number of qualified borrower demand. The increase in Originations, Number of Loans was higher than the increase in Originations, Dollars due to the decrease in average loan size, primarily as underwriting model improvements drove higher approval rates in smaller dollar categories of loans.
Conversion Rate

We define Conversion Rate as the Originations, Number of Loans in a period divided by the total number of rate inquiries received that we estimate to be legitimate, which we record when a borrower actively requests a loan offer on our platform. We track this metric to understand the impact of improvements to the efficiency of our borrower funnel on our overall growth. Cash Line is excluded because those borrowers may make multiple draws after the line has been initially approved, and those subsequent draws do not represent additional conversions.

Historically, our Conversion Rate has benefited from improvements to our technology, which have made our evaluation of risk more accurate and our verification process more automated, or from the addition of capital partners that have made our offers more competitive. However, our Conversion Rate can be impacted by a variety of internal factors such as changes in the amount of platform and referral fees we charge, changes in the rate of returns we target for our lending partners and institutional investors, or changes in products we offer or borrower segments we serve. External factors such as shifts in macroeconomic conditions, including interest rate changes, also impact our Conversion Rate. Our ability to continue to improve our Conversion Rate depends in part on our ability to continue to improve our AI models and Percentage of Loans Fully Automated and the mix of marketing channels in any given period.

Our Conversion Rate decreased to 19.7% and 19.2% in the three and six months ended June 30, 2026, respectively, from 21.0% and 19.4% in the same periods of 2025, primarily driven by our continued expansion into broader borrower segments and improvements in the accuracy of our underwriting model.

We regularly evaluate the key operating metrics we use to help investors assess our business and periodically consider whether they continue to provide meaningful insight into our operating performance. As part of this evaluation, we have determined that Conversion Rate, which we have disclosed as an indicator of the efficiency of our borrower funnel dating back to our initial public offering, no longer meaningfully reflects the performance of our business, including our revenue and operating results.

This determination reflects the evolution of our business, including the expansion of our product portfolio. Accordingly, we plan to continue reporting Conversion Rate in our Forms 10-Q and 10-K through the remainder of fiscal year 2026 as a transition period, and we do not intend to report this metric beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2027.

As our products and services continue to evolve, we expect to continue evaluating our key operating metrics disclosures to ensure they remain aligned with how management assesses the business. We may determine to modify, add to, or eliminate certain of our current key operating metrics in future filings.
Percentage of Loans Fully Automated

A driver of our Contribution Margin and operating efficiency is the Percentage of Loans Fully Automated, which is defined as the total number of loans in a given period originated end-to-end with no human involvement required by the Company divided by the Originations, Number of Loans in the same period. Cash Line is excluded because those borrowers may make multiple draws after the line has been initially approved, and those subsequent draws do not represent additional automation. Under this definition, “originated end-to-end” means (i) from initial rate request to final funding for personal loans, including small dollar loans, and (ii) from initial rate request to loan

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
approval for auto loans and HELOCs, due to certain jurisdictions’ local requirements and external dependencies that require human action prior to funding.

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

Our Percentage of Loans Fully Automated decreased to 91% in both the three and six months ended June 30, 2026 from 92% in both the three and six months ended June 30, 2025.
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Revenue from fees, net	$240,777	$348,019	$426,252	$625,082
Borrower acquisition costs(1)	(60,935)	(102,284)	(109,497)	(194,541)
Borrower verification and servicing costs(2)	(39,299)	(52,604)	(73,840)	(100,136)
Total direct expenses	(100,234)	(154,888)	(183,337)	(294,677)
Contribution Profit	$140,543	$193,131	$242,915	$330,405
Contribution Margin	58%	55%	57%	53%
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

We calculate Adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense and certain payroll tax expenses, depreciation and amortization, expense on convertible notes, provision for income taxes, gain on debt extinguishment, net gain on lease modification and reorganization expenses, as applicable. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue. Adjusted EBITDA and Adjusted EBITDA Margin include interest expense from corporate debt and warehouse credit facilities which is incurred in the course of earning corresponding interest income. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin.

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
Servicing and Other Fees, Net

Servicing fees are calculated as a percentage of outstanding principal and are charged monthly to lending partners and institutional investors, including securitization trusts and pass-through entities, that hold loans facilitated through our marketplace. These fees compensate us for servicing activities performed throughout the loan term, including collection, processing and reconciliations of payments received, institutional investor reporting and borrower customer support. Servicing fees are recorded net of any gains, losses or changes to fair value recognized in the underlying servicing rights and obligations, which are carried as assets and liabilities on our condensed consolidated balance sheets. Upstart currently acts as servicer for substantially all outstanding loans facilitated through our marketplace. Borrower payment collections for loans that are more than 30 days past due or charged off may be outsourced to third-party collection agencies. Upstart charges lending partners and institutional investors for collection agency fees related to their outstanding loan portfolio. Upstart also receives certain ancillary fees on a per transaction basis inclusive of late payment fees and ACH fail fees.
Loan Sales Fees

We charge our third-party loan purchasers fees for facilitating certain forward-flow loan sales. These fees are recognized as part of the sales proceeds received and represent the difference between the net assets received and the par value of the loans sold.
Interest Income, Interest Expense, and Fair Value Adjustments, Net

Interest income, interest expense, and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments held on our condensed consolidated balance sheets as part of our ongoing operating activities, excluding loan servicing assets and liabilities. Interest income, interest expense, and fair value adjustments, net includes realized gain or loss on the sale of loans. For the three and six months ended June 30, 2026, interest income, interest expense, and fair value adjustments, net also includes coupon interest expense and amortization of debt issuance costs related to our convertible senior notes and dividend income earned on certain cash accounts, which were previously included in other income, net. Refer to “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. Interest income, interest expense, and fair value adjustments, net can fluctuate based on the fair value of financial instruments held on our condensed consolidated balance sheets. This amount has

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
historically been a small percentage of our total revenue, and we do not manage our business with a focus on growing this component of revenue.
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
Other Income, Net

Other income, net primarily consists of dividend income earned on certain restricted cash balances. For the three and six months ended June 30, 2025, other income, net included dividend income earned on all unrestricted cash and cash equivalents and restricted cash balances, as well as expense on convertible notes, comprised of coupon interest expense and amortization of debt issuance costs related to our convertible senior notes. For the three and six months ended June 30, 2026, dividend income earned on certain cash accounts and expense on convertible notes are presented within interest income, interest expense, and fair value adjustments, net. Refer to “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Revenue:
Revenue from fees, net	$240,777	$348,019	$426,252	$625,082
Interest income, interest expense, and fair value adjustments, net:
Interest income(1)	45,623	57,051	86,191	113,112
Interest expense(1)	(7,772)	(12,531)	(14,792)	(22,901)
Fair value and other adjustments, net	(21,337)	(27,831)	(26,989)	(42,371)
Total interest income, interest expense, and fair value adjustments, net	16,514	16,689	44,410	47,840
Total revenue	257,291	364,708	470,662	672,922
Operating expenses(2):
Sales and marketing	73,105	114,512	132,075	218,967
Customer operations	46,246	61,319	86,747	116,414
Engineering and product development	68,825	93,860	126,663	173,972
General, administrative, and other	64,573	80,378	125,131	156,448
Total operating expenses	252,749	350,069	470,616	665,801
Income from operations	4,542	14,639	46	7,121
Other income, net	1,114	2,514	3,192	3,470
Net income before income taxes	5,656	17,153	3,238	10,591
Provision for income taxes	49	614	78	698
Net income	$5,607	$16,539	$3,160	$9,893
________
(1)For the three and six months ended June 30, 2026, interest income and interest expense include dividend income earned on certain cash accounts and expense on convertible notes, respectively, which were previously included in other income, net. Refer to “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(2)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Sales and marketing	$3,606	$3,378	$6,309	$6,404
Customer operations	2,025	2,064	3,671	3,959
Engineering and product development	17,698	21,206	32,250	39,960
General, administrative, and other	12,182	17,818	23,112	28,954
Total stock-based compensation	$35,511	$44,466	$65,342	$79,277

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Revenue
Revenue from Fees, Net

The following table sets forth our revenue from fees, net in the periods shown:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2026	$	%	2025	2026	$	%
Platform and referral fees, net	$202,845	$284,066	$81,221	40%	$353,820	$508,684	$154,864	44%
Servicing and other fees, net	37,932	54,807	16,875	44%	72,432	103,919	31,487	43%
Loan sales fees	—	9,146	9,146	100%	—	12,479	12,479	100%
Total revenue from fees, net	$240,777	$348,019	$107,242	45%	$426,252	$625,082	$198,830	47%

Revenue from fees, net increased $107.2 million, or 45%, in the three months ended June 30, 2026, compared to the same period in 2025, which included an increase of $81.2 million in revenue from platform and referral fees, net, an increase of $16.9 million in servicing and other fees, net, and an increase of $9.1 million in loan sales fees. The increase of the platform and referral fees, net was primarily driven by a 50% increase in Originations, Dollars from $2,820.4 million in the three months ended June 30, 2025 to $4,227.2 million in the same period in 2026, partially offset by higher loan premium fees and loan trailing fees. The increase in servicing and other fees, net was primarily driven by an increase in the outstanding principal of serviced loans, an increase in net gain on servicing rights upon loan sales, as well as an increase in borrower fees. The increase in loan sales fees was driven by increased volumes of forward-flow sales subject to these fees, which are recognized as part of the sales proceeds received during the three months ended June 30, 2026.

Revenue from fees, net increased $198.8 million, or 47%, in the six months ended June 30, 2026, compared to the same period in 2025, which included an increase of $154.9 million in revenue from platform and referral fees, net, an increase of $31.5 million in servicing and other fees, net, and an increase of $12.5 million in loan sales fees. The increase of the platform and referral fees, net was primarily driven by a 55% increase in the Originations, Dollars from $4,954.0 million in the six months ended June 30, 2025 to $7,672.3 million in the same period in 2026, partially offset by higher loan premium fees and loan trailing fees. The increase in servicing and other fees, net was primarily driven by an increase in outstanding principal of serviced loans, an increase in net gain on servicing rights upon loan sales, as well as an increase in borrower fees. The increase in loan sales fees was driven by increased volumes of forward-flow sales subject to these fees, which are recognized as part of the sales proceeds received during the six months ended June 30, 2026.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Interest Income, Interest Expense, and Fair Value Adjustments, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2026	$	%	2025	2026	$	%
Operating entities(1):
Interest income	$41,158	$54,832	$13,674	33%	$76,614	$108,225	$31,611	41%
Interest expense	(6,104)	(11,535)	(5,431)	(89)%	(11,275)	(20,747)	(9,472)	(84)%
Fair value adjustments, net	(18,099)	(26,548)	(8,449)	(47)%	(19,971)	(40,352)	(20,381)	(102)%
Consolidated securitization entities:
Interest income	4,465	2,219	(2,246)	(50)%	9,577	4,887	(4,690)	(49)%
Interest expense	(1,668)	(996)	672	40%	(3,517)	(2,154)	1,363	39%
Fair value adjustments, net	(3,238)	(1,283)	1,955	60%	(7,018)	(2,019)	4,999	71%
Total Company:
Interest income	45,623	57,051	11,428	25%	86,191	113,112	26,921	31%
Interest expense	(7,772)	(12,531)	(4,759)	(61)%	(14,792)	(22,901)	(8,109)	(55)%
Fair value adjustments, net	(21,337)	(27,831)	(6,494)	(30)%	(26,989)	(42,371)	(15,382)	(57)%
Total interest income, interest expense, and fair value adjustments, net	$16,514	$16,689	$175	1%	$44,410	$47,840	$3,430	8%
_________
(1)Consists of balances recognized by entities participating in ongoing operating activities of the Company, excluding entities associated with the UPST 2023-2 consolidated securitization.

Interest income, interest expense, and fair value adjustments, net increased $0.2 million, or 1% in the three months ended June 30, 2026, compared to the same period in 2025. The increase was driven by a $11.4 million increase in interest income, partially offset by a $6.5 million increase in unfavorable fair value adjustments and a $4.8 million increase in interest expense. The increase in interest income was due to dividend income earned on certain cash accounts during the three months ended June 30, 2026, which was previously included in other income, net, as well as the increase in balances of loans and notes receivable and residual certificates held on the condensed consolidated balance sheets by operating entities, partially offset by a decrease in the balance of loans held in the consolidated securitization during the period. The increase in unfavorable fair value adjustments is attributable to a $7.7 million increase in realized loss on loan sales, and a $2.1 million increase in fair value and realized losses on beneficial interests during the three months ended June 30, 2026 compared to the same period in 2025, partially offset by a $3.3 million decrease in unrealized losses and loan charge-offs. The increase in interest expense was due to $5.1 million expense on convertible senior notes incurred during the three months ended June 30, 2026, which was previously included in other income, net, a $0.4 million net increase in interest expense on borrowing facilities and loans recognized by operating entities, and a $0.7 million decrease in interest expense recognized by consolidated securitization entities due to lower payable to securitization note holders during the period.

Interest income, interest expense, and fair value adjustments, net increased $3.4 million, or 8% in the six months ended June 30, 2026, compared to the same period in 2025. The increase was driven by a $26.9 million increase in interest income, partially offset by a $15.4 million increase in unfavorable fair value adjustments and a $8.1 million increase in interest expense. The increase in interest income was due to dividend income earned on certain cash accounts during the six months ended June 30, 2026, which was previously included in other income,

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
net, as well as the increase in balances of loans and notes receivable and residual certificates held on the condensed consolidated balance sheets by operating entities, partially offset by a decrease in the balance of loans held in the consolidated securitization during the period. The increase in unfavorable fair value adjustments is attributable to a $15.2 million increase in realized loss on loan sales, and a $6.7 million decrease in fair value and realized gains on beneficial interests during the six months ended June 30, 2026 compared to the same period in 2025, partially offset by a $6.4 million decrease in unrealized losses and loan charge-offs. The increase in interest expense was due to $10.1 million expense on convertible senior notes incurred during the six months ended June 30, 2026, which was previously included in other income, net, a $0.6 million net decrease in interest expense on borrowing facilities and loans recognized by operating entities and a $1.4 million decrease in interest expense recognized by consolidated securitization entities due to lower payable to securitization note holders during the period.
Operating Expenses

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2026	$	%	2025	2026	$	%
Sales and marketing	$73,105	$114,512	$41,407	57%	$132,075	$218,967	$86,892	66%
% of revenue	28%	31%			28%	33%

Sales and marketing expenses increased by $41.4 million, or 57%, in the three months ended June 30, 2026 compared to the same period in 2025, which was driven primarily by a $41.3 million increase in advertising and borrower acquisition costs and a $0.9 million increase in payroll and other personnel-related expenses, partially offset by a $0.8 million decrease in marketing operation expenses. As a percentage of total revenue, sales and marketing expenses increased from 28% to 31%.

Sales and marketing expenses increased by $86.9 million, or 66%, in the six months ended June 30, 2026 compared to the same period in 2025, which was driven primarily by a $85.0 million increase in advertising and borrower acquisition costs and a $2.3 million increase in payroll and other personnel-related expenses, partially offset by a $0.5 million decrease in marketing operation expenses. As a percentage of total revenue, sales and marketing expenses increased from 28% to 33%.

Customer Operations

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2026	$	%	2025	2026	$	%
Customer operations	$46,246	$61,319	$15,073	33%	$86,747	$116,414	$29,667	34%
% of revenue	18%	17%			18%	17%

Customer operations expenses increased by $15.1 million, or 33%, in the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to a $8.7 million increase in information verification expenses and systems expenses, a $3.6 million increase in servicing expenses, and a $2.8 million increase in payroll and other personnel-related expenses. As a percentage of total revenue, customer operations expenses decreased from 18% to 17%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Customer operations expenses increased by $29.7 million, or 34%, in the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to a $17.1 million increase in information verification expenses and systems expenses, a $6.8 million increase in payroll and other personnel-related expenses, and a $5.7 million increase in servicing expenses. As a percentage of total revenue, customer operations expenses decreased from 18% to 17%.

Engineering and Product Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2026	$	%	2025	2026	$	%
Engineering and product development	$68,825	$93,860	$25,035	36%	$126,663	$173,972	$47,309	37%
% of revenue	27%	26%			27%	26%

Engineering and product development expenses increased by $25.0 million, or 36%, for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to a $13.1 million increase in other engineering operating expenses driven by data and infrastructure costs and a $11.9 million increase in payroll and other personnel-related expenses consistent with the increase in headcount. As a percentage of total revenue, engineering and product development expenses decreased from 27% to 26%.

Engineering and product development expenses increased by $47.3 million, or 37%, for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to a $27.6 million increase in payroll and other personnel-related expenses consistent with the increase in headcount and a $19.7 million increase in other engineering operating expenses driven by data and infrastructure costs. As a percentage of total revenue, engineering and product development expenses decreased from 27% to 26%.

General, Administrative, and Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2026	$	%	2025	2026	$	%
General, administrative, and other	$64,573	$80,378	$15,805	24%	$125,131	$156,448	$31,317	25%
% of revenue	25%	22%			27%	23%

General, administrative, and other expenses increased by $15.8 million, or 24%, in the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to a $12.3 million increase in payroll and other personnel-related expenses consistent with the increase in headcount, a $2.9 million increase in professional fees, and a $1.3 million increase in amortization and depreciation expenses. The increase was partially offset by a $0.7 million decrease in legal and compliance expenses. As a percentage of total revenue, general, administrative, and other expenses decreased from 25% to 22%.

General, administrative, and other expenses increased by $31.3 million, or 25%, in the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to a $25.5 million increase in payroll and other personnel-related expenses consistent with the increase in headcount, a $3.9 million increase in professional fees, a $2.0 million increase in office and administrative operating related expenses, and a $0.7 million increase in amortization and depreciation expenses. The increase was partially offset by a $0.7 million decrease in legal and compliance expenses. As a percentage of total revenue, general, administrative, and other expenses decreased from 27% to 23%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2026	$	%	2025	2026	$	%
Other income, net	$1,114	$2,514	$1,400	126%	$3,192	$3,470	$278	9%

In the three months ended June 30, 2026, other income, net increased by $1.4 million, or 126%, compared to the same period in 2025. The increase was primarily driven by dividend income earned on certain cash accounts and expense on convertible notes, which were included within other income, net, for the three months ended June 30, 2025 compared to interest income and interest expense, for the three months ended June 30, 2026. Excluding the impact of this change, other income, net remained consistent for the periods presented.

In the six months ended June 30, 2026, other income, net increased by $0.3 million, or 9%, compared to the same period in 2025. The increase was primarily driven by dividend income earned on certain cash accounts and expense on convertible notes, which were included within other income, net, for the six months ended June 30, 2025 compared to interest income and interest expense, for the six months ended June 30, 2026. Excluding the impact of this change, other income, net remained consistent for the periods presented.
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
Contribution Profit and Contribution Margin

The following table presents a reconciliation of income from operations to Contribution Profit and Contribution Margin. We define Operating Margin as our net income from operations divided by revenue from fees, net.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Revenue from fees, net	$240,777	$348,019	$426,252	$625,082
Income from operations	4,542	14,639	46	7,121
Operating Margin	2%	4%	0%	1%
Sales and marketing, net of borrower acquisition costs(1)	$12,170	$12,228	$22,578	$24,426
Customer operations, net of borrower verification and servicing costs(2)	6,947	8,715	12,907	16,278
Engineering and product development	68,825	93,860	126,663	173,972
General, administrative, and other	64,573	80,378	125,131	156,448
Interest income, interest expense, and fair value adjustments, net	(16,514)	(16,689)	(44,410)	(47,840)
Contribution Profit	$140,543	$193,131	$242,915	$330,405
Contribution Margin	58%	55%	57%	53%
_________
(1)Borrower acquisition costs were $60.9 million, and $102.3 million for the three months ended June 30, 2025 and 2026, respectively, and were $109.5 million and $194.5 million for the six months ended June 30, 2025 and 2026, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses.
(2)Borrower verification and servicing costs were $39.3 million, and $52.6 million for the three months ended June 30, 2025 and 2026, respectively, and were $73.8 million and $100.1 million for the six months ended June 30, 2025 and 2026, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Adjusted EBITDA and Adjusted EBITDA Margin

The following table provides a reconciliation of net income and Net Income Margin to Adjusted EBITDA and Adjusted EBITDA Margin. We define Net Income Margin as net income divided by total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Total revenue	$257,291	$364,708	$470,662	$672,922
Net income	5,607	16,539	3,160	9,893
Net Income Margin	2%	5%	1%	1%
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	$36,641	$45,881	$70,277	$81,993
Depreciation and amortization	5,843	7,126	12,243	12,984
Reorganization expenses	—	1,678	—	1,678
Expense on convertible notes	4,913	5,067	9,872	10,128
Provision for income taxes	49	614	78	698
Adjusted EBITDA	$53,053	$76,905	$95,630	$117,374
Adjusted EBITDA Margin	21%	21%	20%	17%
_________
(1)Payroll tax expenses include the employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.

Liquidity and Capital Resources

Sources and Uses of Cash and Cash Equivalents

As of June 30, 2026, our primary source of liquidity was cash and cash equivalents of $456.0 million. Changes in the balance of cash and cash equivalents are generally a result of working capital fluctuations and the timing of purchases and sales of loans facilitated through our marketplace. To finance purchases of certain loans facilitated through our lending marketplace, we rely on our warehouse credit facilities through special-purpose trusts and corporate cash. We also rely on our risk retention credit facility to finance certain notes receivable retained in our capacity as the risk retention sponsor.

During the six months ended June 30, 2026, we repurchased 3.2 million shares of common stock for $100.1 million. As of June 30, 2026, $122.1 million remains available for future purchases of our common stock under our share repurchase program. Refer to “Note 9. Stockholders’ Equity” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our share repurchase program.

We entered into an “at the market” offering program pursuant to which we may offer and sell, from time to time, shares of our common stock with an aggregate offering price of up to $500.0 million, as described in the prospectus supplement dated February 14, 2025 filed with the SEC. As of June 30, 2026, no shares were issued under the program.

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Our warehouse credit facilities, which mature between August 2027 and June 2029, allow us to borrow up to an aggregate of $650.0 million. Our risk retention financing facility, which allows us to borrow up to $200.0 million, has a maturity which aligns with the stated maturities of the underlying securitization notes receivable pledged as collateral, which range from 2033 to 2036. As of June 30, 2026, we have drawn an aggregate of $251.8 million on our warehouse credit facilities and $92.0 million on our risk retention financing facility. Refer to “Note 8. Borrowings” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our borrowings.

Our cash requirements related to operating lease agreements is $26.3 million, of which $6.9 million is expected to be paid within the next 12 months. Our cash requirements related to leases entered into that have not yet commenced is $56.0 million, with no amounts expected to be paid within the next 12 months. Refer to “Note 10. Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our operating lease obligations.

We have committed to purchase loans from certain lending partners at the conclusion of the required holding period, which is generally three business days. As of June 30, 2026, the total loan purchase commitment was $148.8 million. The Company also has commitments to fund future advances on HELOCs. As of June 30, 2026, these commitments were $27.8 million; however, since we can limit these commitments under certain conditions or these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. See “Note 11. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our commitments.

In connection with our committed capital and other co-investment arrangements, we are obligated to put a certain amount of our assets at risk in relation to the credit performance of the underlying loans. The risk in these arrangements is subject to a dollar cap, which represents our maximum exposure to losses under severe, hypothetical circumstances, for which we believe the possibility is remote. As of June 30, 2026, our aggregate maximum exposure to losses was $1,294.4 million. Refer to “Note 4. Beneficial Interests” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. Our cash requirements for the next 12 months related to investments in these existing arrangements is estimated to be up to $312.9 million from cash and cash equivalents and up to $26.0 million from restricted cash.

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Six Months Ended June 30,
	2025	2026
Net cash used in operating activities	$(133,648)	$(269,929)
Net cash provided by (used in) investing activities	(188,403)	94,958
Net cash provided by financing activities	47,248	100,236
Change in cash, cash equivalents and restricted cash	$(274,803)	$(74,735)

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

Net cash used in operating activities was $269.9 million for the six months ended June 30, 2026, which consisted of $415.5 million net changes in operating assets and liabilities, adjustments for non-cash items of $135.6 million, and net income of $9.9 million. The increase in non-cash adjustments was primarily related to $79.3 million of stock-based compensation expense and $74.1 million of changes in fair value of loans, partially offset by $20.8 million net gain on loan servicing rights from loan sales. The decrease in net changes in operating assets and liabilities was primarily related to $517.7 million net purchases and originations of loans held-for-sale, partially offset by $110.8 million in principal payments received for loans held-for-sale and loans held in consolidated securitization.

Net Cash from Investing Activities

Net cash provided by investing activities was $95.0 million for the six months ended June 30, 2026 as a result of $185.1 million of principal payments received for loans held-for-investment and notes receivable, $104.0 million of net proceeds from beneficial interest assets (hybrid instruments), partially offset by $181.5 million of net purchase and origination of loans held-for-investment, $8.4 million of capitalized software costs and $4.8 million of purchases of property and equipment.

Net Cash from Financing Activities

Net cash provided by financing activities was $100.2 million for the six months ended June 30, 2026 primarily due to $170.7 million of net proceeds from borrowings, and $37.5 million change in payables to investors, partially offset by $100.1 million of common stock repurchases and $14.1 million of principal payments made on securitization notes.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Composition of Balance Sheet Loan Portfolio

As of June 30, 2026, we held $1,064.2 million of loans on our condensed consolidated balance sheet. Of this amount, $487.6 million consisted of non-R&D Loans, the majority of which would otherwise be purchased by third parties. We also held $540.3 million of R&D Loans originated primarily to test and evaluate our AI models for new products and borrower segments and to aid in price discovery. In addition, we held $36.3 million of loans through the consolidated securitization. We will continue to utilize our capital to support R&D activities and, at times, as a funding source for loans during periods of marketplace funding constraints or to bridge the timing between origination and sales of loans. The extent and timing of utilizing our capital as a funding source for loans will largely depend on the availability of capital in our marketplace relative to the demand from qualified borrowers and our business priorities. We plan to sell loans held on our balance sheet to lending partners and institutional investors over time in the form of secondary sales or securitizations and pass through issuances.

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

Our critical accounting policies are described in Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these policies during the six months ended June 30, 2026.

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

As of December 31, 2025 and June 30, 2026, we were exposed to market discount rate risk on $930.8 million and $1,027.9 million, respectively, of loans held on our condensed consolidated balance sheets, excluding loans held in the consolidated securitization. The fair value of these loans is estimated using a DCF methodology, where the discount rate represents an estimate of the required rate of return by market participants. Changes in the discount rates for loans held on our balance sheet reflect the expected returns of similar financial instruments available in the market and can be caused by changes in the market interest rates, expected loan performance, and other factors. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $12.0 million and $23.6 million decrease, respectively, in the fair value of loans as of December 31, 2025 and a $13.6 million and $26.8 million decrease, respectively, as of June 30, 2026.

As of December 31, 2025 and June 30, 2026, we held $53.8 million and $36.3 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the condensed consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes receivable and residual certificates issued as part of the consolidated securitization, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, their value is eliminated as part of the consolidation process. A hypothetical 100 basis point and 200 basis point increase in the discount rate does not result in a material impact to the fair value of loans held in consolidated securitization as of December 31, 2025 and June 30, 2026.

As of December 31, 2025 and June 30, 2026, we were exposed to market discount rate risk on payable to securitization note holders of $46.5 million and $32.1 million, respectively. A hypothetical 100 basis point and 200 basis point increase in the discount rate does not result in a material impact to the fair value of payable to securitization note holders as of December 31, 2025 and June 30, 2026.

As of December 31, 2025 and June 30, 2026, we were exposed to market discount rate risk on other financial instruments, including $396.2 million and $545.9 million of beneficial interest assets, respectively. Beneficial interest assets are estimated at fair value using a DCF model which considers projected defaults, losses and recoveries to project future losses and net cash flows on the underlying loans. We use different discount rates depending on the type of underlying collateral well as for expected cash flows associated with demonstrated to-date credit performance and those associated with future credit performance. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $4.9 million and $9.7 million decrease, respectively, in the fair value of beneficial interest assets as of December 31, 2025, and a $6.3 million and $12.4 million decrease, respectively, as of June 30, 2026.

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

The fair values of loans and beneficial interests are estimated based on a DCF model which involves the use of significant unobservable inputs and assumptions. These instruments are sensitive to changes in credit risk.

As of December 31, 2025 and June 30, 2026, we were exposed to credit risk on $930.8 million and $1,027.9 million, respectively, of loans held on our condensed consolidated balance sheets, excluding loans held in the consolidated securitization. Loans bear fixed interest rates and are carried on our condensed consolidated balance sheets at fair value. As of December 31, 2025, a hypothetical 10% and 20% increase in credit risk would result in a $10.5 million and $20.4 million decrease, and as of June 30, 2026, a hypothetical 10% and 20% increase in credit risk would result in a $10.0 million and $19.5 million decrease in the fair value of loans, respectively.

As of December 31, 2025 and June 30, 2026, we held $53.8 million and $36.3 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the condensed consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes receivable and residual certificates issued by the consolidated entities, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, the residual certificates value is eliminated as part of the consolidation process. A hypothetical 10% and 20% increase in the credit risk does not result in a material impact to the fair value of loans held in the consolidated securitization as of December 31, 2025 and June 30, 2026.

We are also exposed to credit risk through credit risk rate spreads on beneficial interest assets and beneficial interest liabilities held on the condensed consolidated balance sheet of $396.2 million and $5.1 million, respectively, as of December 31, 2025, and $545.9 million and $10.2 million, respectively, as of June 30, 2026. These assets and liabilities are associated with committed capital and other co-investment arrangements with third parties, in which the Company puts certain amounts of assets at risk. See “Note 4. Beneficial Interests” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on maximum exposure to losses from these arrangements. A hypothetical 10% and 20% adverse shock of the credit risk rate on the underlying loan portfolios would result in a $80.1 million and $158.2 million decrease, respectively, in the fair value of beneficial interest assets held on our condensed consolidated balance sheet, and $22.4 million and $44.4 million increase in the fair value of beneficial interest liabilities on our condensed consolidated balance sheet, respectively, as of December 31, 2025. A hypothetical 10% and 20% adverse shock of the credit risk rate on the underlying loan portfolios would result in a $104.7 million and $206.0 million decrease, respectively, in the fair value of beneficial interest assets, and $26.7 million and $53.2 million increase in the fair value of beneficial interest liabilities, respectively, as of June 30, 2026.

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

Upstart Holdings, Inc.

As of December 31, 2025 and June 30, 2026, we held $1,057.0 million and $982.3 million, respectively, related to cash, cash equivalents and restricted cash in business checking accounts and interest-bearing deposit accounts as well as money market accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our condensed consolidated balance sheets exceeds the insured amounts by the FDIC. We reduce credit risk by placing our cash, cash equivalents and restricted cash in reputable institutions.

As of December 31, 2025 and June 30, 2026, $191.6 million and $190.0 million, respectively, of the Company’s cash was held by one of our institutional investors in relation to the line of credit receivable and beneficial interest asset. We mitigate our risk exposure through corporate guarantees provided by the investor.
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

An increase or decrease in interest rates may also impact our exposure to interest rate risk on our warehouse credit facilities. As of December 31, 2025 and June 30, 2026, we were exposed to interest rate risk on $97.3 million and $251.8 million, respectively, under our warehouse credit facilities, which bear floating interest rates. Changes in interest rates may impact our cost of borrowing.
Equity Investment Risk

Our non-marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our investments.

Our non-marketable equity investments are in equity securities of privately-held companies without readily determinable fair values. We elected to account for each such investment using the measurement alternative which is cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment and is inherently complex due to the lack of readily available market data. We consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of each investment. We also assess our non-marketable equity securities for impairment on a quarterly basis. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations. Adjustments and impairments are recorded in other expense on the condensed consolidated statements of operations and comprehensive income upon recognition of such adjustments or impairments. As of December 31, 2025 and June 30, 2026, the carrying value of our non-marketable equity securities, which do not have readily determinable fair values totaled $41.3 million and $41.0 million, respectively.

Upstart Holdings, Inc.
ITEM 4. CONTROLS AND PROCEDURES
a.Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
b.Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•If we are unable to manage the risks associated with the UMI, our credibility, reputation, business, financial condition and results of operations could be adversely affected.
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

Adverse macroeconomic conditions and resulting uncertainty and volatility have had, and may have in the future, a material adverse effect on our business and results of operations. Such conditions can reduce borrower demand, approval and acceptance rates, loan origination volume and loan funding from lending partners and institutional investors, reduce liquidity in the capital markets, increase funding costs, and increase our reliance on our balance sheet. Many borrowers that access our marketplace have poor, limited or no credit history and may be disproportionately affected by inflation, higher interest rates, cost of living pressures, unemployment or recessionary conditions, which can reduce their ability or willingness to borrow or repay loans. During economic downturns, borrowers may prioritize secured obligations over unsecured personal loans or HELOCs, and higher interest rates may further increase payment burdens, leading to higher delinquencies, defaults, charge-offs and lower recoveries. Because our operations are concentrated in U.S. consumer credit, adverse developments affecting the U.S. economy or consumer credit markets could have a disproportionate impact on our business. In addition, changes in fiscal, monetary, regulatory or foreign policy priorities across presidential administrations may contribute to economic volatility and uncertainty. Any sustained decline in borrower approvability, loan acceptance or origination volume, or any increase in delinquencies or defaults beyond our expectations, could materially adversely affect our business, financial condition and results of operations.

Upstart Holdings, Inc.
If we are unable to maintain diverse and resilient loan funding to our marketplace from institutional investors or successfully manage risks associated with committed capital and other co-investment arrangements, our growth prospects, business, financial condition and results of operations could be adversely affected.

Our business depends on sourcing and maintaining diverse and resilient sources of capital from institutional investors to our marketplace, including through the purchase of whole loans and interests in loans through pass-through certificates and asset-backed securities. A significant portion of loans transacted on our marketplace are purchased by institutional investors, including private credit funds. The availability and capacity of capital from institutional investors depends on many factors that are outside of our control, such as economic and market conditions, interest rates, liquidity in the capital markets and regulatory requirements or restrictions, which are subject to change. We cannot be sure that the existing capital sources will continue to be available, or any new capital sources will become available, on commercially reasonable terms or at all. Decreased capital from institutional investors has negatively impacted our business in the past, and may negatively impact us in the future. Any sustained decline in investor demand for Upstart-powered loans or securities secured by such loans may adversely affect our financial results.

A significant portion of our loan funding from institutional investors comes from committed capital and other co-investment arrangements, which may include downside credit risk protection, subject to certain limits and conditions. Under these arrangements, we may be required to compensate investors if loan credit performance deviates from expectations. We may also be required to compensate investors if committed loan sale volumes are not achieved. If loans do not perform as expected for any reason, including due to changes in borrower behavior or ability to pay, borrower demand declines, or our credit performance expectations are inaccurate, our financial results could be adversely affected, including through unfavorable fair value adjustments. We may also experience declines in revenue and loan originations if existing arrangements do not provide funding on agreed terms or if we are unable to secure additional arrangements on commercially reasonable terms or at all. In addition, a portion of the institutional funding for loans facilitated through our marketplace comes from private credit funds. These counterparties are subject to their own liquidity, fundraising and market constraints. Certain of these counterparties may experience investor redemptions, fundraising shortfalls or other constraints on available capital that reduce the capital available for loan purchases. As a result, one or more of these counterparties may be unable to fulfill purchase commitments, seek to renegotiate commercial terms, or fail to renew existing arrangements. Any such reduction in participation could reduce the funding capacity available to our marketplace, increase our funding costs, or constrain our ability to originate loans, which could adversely affect our business, financial condition and results of operations.

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

We have facilitated securitizations, and may in the future facilitate additional securitizations, of Upstart-powered loans to allow institutional investors, certain lending partners, and/or us to liquidate or finance such loans through the asset-backed securities markets or other capital markets products. In securitization transactions, we sell and convey pools of loans to SPEs, which issue notes or certificates pursuant to indentures and trust agreements. We also finance certain loans on our balance sheet through warehouse credit facilities, including by selling loans to warehouse trust SPEs and borrowing under associated credit facilities. Securities issued by securitization SPEs and borrowings under warehouse facilities are secured by the loan pools owned by the applicable SPEs, and we, our

Upstart Holdings, Inc.
lending partners and/or institutional investors may contribute loans to such SPEs in exchange for cash and/or debt or equity interests.

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

Our ability to attract borrowers and facilitate loan originations on our marketplace depends in large part on the effectiveness of our AI models in evaluating borrower creditworthiness and pricing loans appropriately. Our overall operating efficiency and margins further depend in part on our ability to maintain a high degree of automation in our application process and achieve incremental improvements in the degree of automation. If our AI models contain errors, rely on inaccurate assumptions or data, or otherwise fail to perform as expected, loans may be sub-optimally priced or incorrectly decisioned, which could result in losses that are higher than expected, reduced borrower demand, and decreased loan originations. For example, as of June 30, 2026, the quarterly vintages of all personal loans excluding small dollar loans that originated in the second quarter of 2023 through the first quarter of 2024 and the fourth quarter of 2025 are forecasted to underperform relative to their target returns set at the time of loan origination. Our AI models and related decisioning processes also depend on the availability, accuracy and timeliness of data and other inputs, including information provided by applicants and third-party sources. If the data or inputs used to train, operate, calibrate or monitor our AI models are inaccurate, incomplete, biased or otherwise

Upstart Holdings, Inc.
unreliable, or if our access to key data sources is terminated or interrupted, our models may not perform as expected and our ability to evaluate credit risk or price loans may be adversely affected.

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

If we are unable to manage the risks associated with the UMI, our credibility, reputation, business, financial condition and results of operations could be adversely affected.

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

Upstart Holdings, Inc.
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

Macroeconomic environments fluctuate over time, and the costs and risks associated with consumer borrowing evolve in response to economic conditions. During periods of challenging macroeconomic conditions, including periods of elevated borrowing costs and heightened consumer credit risk, the pool of qualified borrowers may become smaller, and fewer applicants may receive or accept loan offers on our marketplace. Approving more borrowers can also be limited as we have historically limited the maximum annual percentage rates offered on Upstart-powered loans due to regulatory reasons. These factors have adversely affected, and may in the future adversely affect, loan originations on our marketplace and therefore our revenue. If we are not able to maintain or increase loan originations on our marketplace, or attract and retain qualified borrowers, our growth prospects, business, financial condition and results of operations would be adversely affected.

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

We have received conditional approval from the OCC to establish an insured national bank, Upstart Bank, N.A., and our application to the FDIC for deposit insurance remains pending. We have also applied to the Federal Reserve for approval for Upstart Holdings, Inc. to become a bank holding company. Regulatory approvals for the bank charter, deposit insurance, and bank holding company applications are subject to a number of requirements, including minimum capital and liquidity requirements, compliance and risk management requirements, and a determination that the proposed activities are legally permissible, among others. Our applications may be denied, regulatory approval may be delayed or subject to conditions, and there may be changes to applicable laws or supervisory expectations that govern the bank’s operations. Once opened, a bank subsidiary will also subject us to various regulations with respect to our activities and will introduce additional operational complexity, including the need to build and maintain bank-specific infrastructure, risk management, compliance, and reporting capabilities. Operating a bank is also likely to result in new costs, which may be significant and could reduce or offset some or all of the anticipated benefits of the bank charter. For these and other reasons, we may be unable to fully realize the benefits, efficiencies, cost reductions, or funding advantages that we expect by obtaining a bank charter, and our business, financial condition, and results of operations may be adversely affected.

If we are unable to manage risks associated with the loans on our balance sheet, our business, financial condition and results of operations may be adversely affected.

We have held more Upstart-powered loans on our balance sheet in recent years and may continue to do so in the future. We have used, and may continue to use, our balance sheet to support our R&D activities for new loan products and borrower segments. In addition to R&D activities, we have used and may continue to use our balance sheet to purchase Upstart-powered loans from lending partners to address fluctuations in supply and demand in our marketplace.

Upstart Holdings, Inc.
We hold loans on our balance sheet at fair value and estimate fair value using a DCF methodology. Increases in market interest rates may reduce the fair value of loans held on our balance sheet, which have negatively affected, and may in the future negatively affect, the fair value of such loans. In addition, for loans held on our balance sheet and any future loans to be held on our balance sheet, we bear the credit risk in the event of borrower default. Our exposure to rising borrower default rates and their volatility has increased, and may continue to increase, as we hold more Upstart-powered loans on our balance sheet. Also, loans for R&D purposes make up a substantial portion of the loans held on our balance sheet and are generally more risky and more likely to default than personal loans.

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

Upstart Holdings, Inc.
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

We have introduced auto loans, retail installment contracts purchased from motor vehicle dealers, small dollar loans, and HELOC products and are continuing to invest in developing these products and other new credit products and service offerings. We have limited operating history with respect to certain of these products, and new initiatives are inherently risky, as each involves unproven business strategies, new regulatory requirements and new financial products and services with which we, and in some cases our lending partners, have limited or no prior development or operating experience.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

Our success depends on the continued service of our senior management team and other highly skilled personnel. Our success also depends on our ability to identify, hire, develop, motivate and retain highly qualified personnel. In the first quarter of 2026, we announced certain changes to our executive leadership team, including the succession of our Chief Executive Officer and the appointment of a new Chief Financial Officer. Although we seek to manage leadership transitions carefully, such changes may create uncertainty or present challenges related to continuity of our business, preservation of our culture, and our ability to attract and retain highly qualified personnel.

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

A borrower may decide to prepay all or a portion of the outstanding principal amount on a loan at any time without penalty. If the entire outstanding unpaid principal amount of a loan is prepaid, we would not receive a servicing fee for the period after the loan is prepaid in full. Our AI models are designed to predict prepayment rates, but prepayment may occur for a variety of reasons. If a significant volume of prepayments occur that our AI models do not accurately predict, the amount of our revenue from servicing fees would decline and returns targeted by our lending partners and institutional investors would be adversely affected, which would harm our business and results of operations and our ability to attract new lending partners and institutional investors.

Upstart Holdings, Inc.

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

Upstart Holdings, Inc.
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

Like other financial and technology services firms, we and certain vendors and service providers that support us have been, and continue to be, the targets of actual or attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, distributed denial-of-service attacks, other cyberattacks, security breaches or incidents, or other similar events. Security breaches, attacks, outages, disruptions, or other incidents affecting us or our vendors or service providers could compromise the confidentiality, integrity or availability of our systems, proprietary models, algorithms, or data, cause service interruptions, disrupt our operations, degrade the user experience of our platform, or result in unauthorized access to, disclosure of, or other processing of sensitive information, including borrower data. Such incidents could adversely affect borrowers, lending partners and other third parties that rely on our platform and could harm our reputation, reduce loan originations or otherwise adversely affect our business.

Upstart Holdings, Inc.
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

We are also dependent on a number of third-party infrastructure and services, including cloud computing, data storage and network services, to operate our platform. If these services are interrupted, degraded or terminated, whether due to system failures, cyber incidents, human error or other causes, we could experience disruptions in our operations and delays in loan processing or servicing. For example, we host our AI lending platform using AWS, a provider of cloud infrastructure services. In the event that our AWS service agreements are terminated, there is a lapse of service, interruption of internet service provider connectivity, or damage to AWS data centers, we could experience interruptions in access to our platform, as well as delays and additional expense if we must secure alternative cloud infrastructure services, which could reduce confidence in the reliability of our platform and cause lending partners or institutional investors to reduce, suspend or cease funding or other participation on our marketplace.

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

Our proprietary technology, including our AI models, may actually or may be alleged to infringe upon third-party intellectual property rights, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. If we are unsuccessful, such claims or litigation could result in a requirement that we pay significant damages or licensing fees, be required to cease using certain technology, limit or change our use of certain data, or make changes to our business to avoid such infringement, any of which could reduce the effectiveness of our AI models or otherwise negatively impact our financial performance. Defending such claims could also be costly, time-consuming and divert management attention.

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

Our employees and contractors use generative AI technologies in connection with their work, including internally-built generative AI tools that may be integrated into or otherwise impact customer-facing products or services, and the use of such technologies presents risks and challenges that could adversely affect our business. Despite policies governing their use, employee or contractor errors, misuse or unauthorized use of generative AI technologies could result in security incidents and could otherwise introduce security, legal, compliance, or operational risks. Even authorized use of generative AI technologies may generate content, including software code, that is inaccurate, misleading or contains security vulnerabilities. In particular, generative AI tools may produce outputs that appear accurate but are factually incorrect or incomplete, which could result in incorrect information being relied upon by employees or contractors or incorporated into customer-facing products or services. Furthermore, there can be no assurance that our use of generative AI in customer-facing products or services will improve outcomes, enhance user experience, or benefit our business. Use of generative or agentic AI technologies by employees, contractors or others could result in reputational harm, competitive harm or legal liability. In addition, generative AI technologies may introduce cybersecurity risks if vulnerabilities are incorporated into our systems or products. We also use, and may in the future use, agentic AI tools to support servicing or other customer-facing functions, such as customer support, which may increase the risk of errors, inconsistent outputs or failure to adhere to our policies, regulatory obligations or customer expectations.

Many aspects of the legal framework governing intellectual property rights, licensing, and liability related to generative AI remain unsettled, and our use of such generative AI technologies may expose us to claims of copyright infringement, other intellectual property claims, or reputational harm. While we have taken, and continue to take, steps designed to mitigate risks associated with the use of generative AI in our business, including through policies and controls governing the use of generative AI technologies, our use of AI may present ethical, reputational, legal, competitive, and regulatory risks that could adversely affect our business, financial condition, results of operations, and future prospects.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

The CFPB has broad authority to regulate and enforce compliance with federal consumer financial protection laws, including the prohibition on UDAAP, and laws governing lending, servicing, collections, credit reporting and related activities. The CFPB also has supervisory authority over certain banks, thrifts and credit unions and certain participants in the consumer financial services market and larger participants in other areas of financial services, including some of our lending partners and our home lending business, and has authority to supervise or investigate other non-bank entities it determines may pose risks to consumers.

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

Upstart Holdings, Inc.
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

We also believe that neither we nor our subsidiaries are required to register as an investment adviser under the Investment Advisers Act of 1940, as amended, or as a broker-dealer under the Exchange Act, based on the nature of our activities and applicable guidance. However, regulatory interpretations or guidance could change, or regulators could disagree with our positions. If we or any of our subsidiaries were required to register or notice-file as an investment adviser or broker-dealer, or otherwise become subject to such regulatory regimes, we could be required to make significant changes to our business operations, compensation structures, marketing practices or financing activities.

Certain transactions involving institutional investors or loan financing arrangements may rely on exemptions from registration under the Securities Act, including Regulation D or Section 4(a)(2). If such transactions were found not to qualify for an exemption or otherwise violate securities laws, we could be subject to rescission claims, enforcement actions, civil penalties or restrictions on future financing activities, including potential “bad actor” disqualification. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

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

We rely on borrowings under warehouse credit facilities and risk retention financing facilities to fund certain aspects of our operations, including financing loans and retained interests. These facilities are collateral-based and are secured by loans or securitization-related assets held by SPEs. Our ability to access and maintain these facilities depends on the performance and value of the underlying collateral, compliance with applicable covenants and representations, and the continued willingness of lenders to provide financing.

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

Upstart Holdings, Inc.
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

As of June 30, 2026, we have recorded a valuation allowance to recognize only deferred tax assets that are more likely than not to be realized in the U.S. federal, state and local tax jurisdictions. We assess available positive and negative evidence to determine whether sufficient future taxable income will be generated to utilize our deferred tax assets. Certain deferred tax assets may expire unused or underutilized, which could prevent us from offsetting future taxable income.

We may also be limited in the portion of NOLs that we can use to offset taxable income for U.S. federal and state income tax purposes. The Tax Cuts and Jobs Act made significant changes to the utilization of NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, an ownership change may limit our ability to utilize NOLs. Future changes in our stock ownership, including equity issuances, share repurchases or other transactions, could result in an ownership change for this purpose. Limitations may also apply under state and local law.

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

We may from time to time register shares for resale or issue shares in connection with financings or other transactions. We have an effective shelf registration statement on Form S-3ASR that permits us to offer and sell shares of our common stock, including through an ATM Program. Sales of our shares could make it more difficult for us to sell equity securities in the future at times and prices that we deem appropriate, could cause the trading price of our common stock to decline, and could make it more difficult for stockholders to sell their shares.

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

Upstart Holdings, Inc.
ITEM 5. OTHER INFORMATION

(c) Securities Trading Plans of Executive Officers and Directors

From time to time, some of the Company’s executive officers or directors may enter into trading plans that are designed to comply with the Company’s Insider Trading Policy and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

During the quarter ended June 30, 2026, the following officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company each adopted a “Rule 10b5-1 trading arrangement” (as defined under Item 408(a) of Regulation S-K).

Name and title of officer: Andrea Blankmeyer, Chief Financial Officer
Date of adoption: May 16, 2026
Duration of the trading arrangement: Through December 18, 2026 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 43,784 shares, including shares to be received upon the vesting of RSUs (including any RSU grants awarded during the duration of the trading arrangement), net of shares withheld to cover tax obligations upon the vesting.

Name and title of officer: Scott Darling, Chief Legal Officer and Secretary
Date of adoption: May 13, 2026
Duration of the trading arrangement: Through February 28, 2027 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 260,344 shares, including shares issuable upon the exercise of outstanding options upon reaching the pricing targets defined in the trading arrangement, plus any additional shares to be received upon the vesting of RSUs to occur on various dates within the duration of the trading arrangement, net of shares withheld to cover tax obligations upon the vesting, plus any shares purchased under the ESPP.

Name and title of officer: Natalia Mirgorodskaya, Chief Accounting Officer
Date of adoption: May 22, 2026
Duration of the trading arrangement: Through March 2, 2027 or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 28,243 shares, including shares issuable upon the exercise of outstanding options upon reaching the pricing targets defined in the trading arrangement, and shares to be received upon the vesting of RSUs (including any RSU grants awarded during the duration of the trading arrangement), net of shares withheld to cover tax obligations upon the vesting, and any shares purchased under the ESPP.

None of the Company’s other officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as defined under Item 408(a) of Regulation S-K) during the quarter ended June 30, 2026.

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
—————
*    Filed herewith.
#    The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Upstart Holdings, Inc.
(Registrant)

Date: August 4, 2026	By:	/s/ Paul Gu
Paul Gu
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Andrea Blankmeyer
Andrea Blankmeyer
Chief Financial Officer
(Principal Financial Officer)