Form 10-Q/A
period 2026-06-30
Upstart Holdings, Inc.
filed 2026-08-05
CIK 1647639

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment”) amends the Quarterly Report on Form 10-Q for Upstart Holdings, Inc. (“Company”) for the period ended June 30, 2026 filed with the Securities and Exchange Commission on August 4, 2026 (the “Original Form 10-Q”) to revise Part II, Item 1A, Risk Factors solely to correct a typographical error.

The Company is amending its Original Form 10-Q to replace the fourth sentence in the last paragraph on page 92 with the following: “For example, as of June 30, 2026, the quarterly vintages of all personal loans excluding small dollar loans that originated in the second quarter of 2023 through the first quarter of 2024 and the fourth quarter of 2024 are forecasted to underperform relative to their target returns set at the time of loan origination.”
In the Original Form 10-Q, the Company incorrectly referred to the time period "fourth quarter of 2025" in that sentence when, in fact, the time period should have been “fourth quarter of 2024” as correctly stated in the Credit Performance section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the items described above or contained in this Amendment, this Amendment speaks as of the original filing date of the Original Form 10-Q, and does not modify, amend or update any other item or disclosures in the Original Form 10-Q.

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

We recognize subscription fees in relation to contracts with auto dealers for the use of Upstart Auto Finance software, a cloud-based solution that facilitates dealership operations and enables them to provide consumers with access to Upstart-powered auto loans. In addition, we recognize origination fees charged to our borrowers on HELOCs that we originate. Refer to “Note 2. Revenue” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for more information.
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
Interest Income, Interest Expense, and Fair Value Adjustments, Net

Interest income, interest expense, and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments held on our condensed consolidated balance sheets as part of our ongoing operating activities, excluding loan servicing assets and liabilities. Interest income, interest expense, and fair value adjustments, net includes realized gain or loss on the sale of loans. For the three and six months ended June 30, 2026, interest income, interest expense, and fair value adjustments, net also includes coupon interest expense and amortization of debt issuance costs related to our convertible senior notes and dividend income earned on certain cash accounts, which were previously included in other income, net. Refer to “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for additional information. Interest income, interest expense, and fair value adjustments, net can fluctuate based on the fair value of financial instruments held on our condensed consolidated balance sheets. This amount has

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
historically been a small percentage of our total revenue, and we do not manage our business with a focus on growing this component of revenue.
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
Other Income, Net

Other income, net primarily consists of dividend income earned on certain restricted cash balances. For the three and six months ended June 30, 2025, other income, net included dividend income earned on all unrestricted cash and cash equivalents and restricted cash balances, as well as expense on convertible notes, comprised of coupon interest expense and amortization of debt issuance costs related to our convertible senior notes. For the three and six months ended June 30, 2026, dividend income earned on certain cash accounts and expense on convertible notes are presented within interest income, interest expense, and fair value adjustments, net. Refer to “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for additional information.

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
________
(1)For the three and six months ended June 30, 2026, interest income and interest expense include dividend income earned on certain cash accounts and expense on convertible notes, respectively, which were previously included in other income, net. Refer to “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for additional information.
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

During the six months ended June 30, 2026, we repurchased 3.2 million shares of common stock for $100.1 million. As of June 30, 2026, $122.1 million remains available for future purchases of our common stock under our share repurchase program. Refer to “Note 9. Stockholders’ Equity” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for further details on our share repurchase program.

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

In connection with our committed capital and other co-investment arrangements, we are obligated to put a certain amount of our assets at risk in relation to the credit performance of the underlying loans. The risk in these arrangements is subject to a dollar cap, which represents our maximum exposure to losses under severe, hypothetical circumstances, for which we believe the possibility is remote. As of June 30, 2026, our aggregate maximum exposure to losses was $1,294.4 million. Refer to “Note 4. Beneficial Interests” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for further details. Our cash requirements for the next 12 months related to investments in these existing arrangements is estimated to be up to $312.9 million from cash and cash equivalents and up to $26.0 million from restricted cash.

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

We are also exposed to credit risk through credit risk rate spreads on beneficial interest assets and beneficial interest liabilities held on the condensed consolidated balance sheet of $396.2 million and $5.1 million, respectively, as of December 31, 2025, and $545.9 million and $10.2 million, respectively, as of June 30, 2026. These assets and liabilities are associated with committed capital and other co-investment arrangements with third parties, in which the Company puts certain amounts of assets at risk. See “Note 4. Beneficial Interests” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for additional information on maximum exposure to losses from these arrangements. A hypothetical 10% and 20% adverse shock of the credit risk rate on the underlying loan portfolios would result in a $80.1 million and $158.2 million decrease, respectively, in the fair value of beneficial interest assets held on our condensed consolidated balance sheet, and $22.4 million and $44.4 million increase in the fair value of beneficial interest liabilities on our condensed consolidated balance sheet, respectively, as of December 31, 2025. A hypothetical 10% and 20% adverse shock of the credit risk rate on the underlying loan portfolios would result in a $104.7 million and $206.0 million decrease, respectively, in the fair value of beneficial interest assets, and $26.7 million and $53.2 million increase in the fair value of beneficial interest liabilities, respectively, as of June 30, 2026.

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

Our ability to attract borrowers and facilitate loan originations on our marketplace depends in large part on the effectiveness of our AI models in evaluating borrower creditworthiness and pricing loans appropriately. Our overall operating efficiency and margins further depend in part on our ability to maintain a high degree of automation in our application process and achieve incremental improvements in the degree of automation. If our AI models contain errors, rely on inaccurate assumptions or data, or otherwise fail to perform as expected, loans may be sub-optimally priced or incorrectly decisioned, which could result in losses that are higher than expected, reduced borrower demand, and decreased loan originations. For example, as of June 30, 2026, the quarterly vintages of all personal loans excluding small dollar loans that originated in the second quarter of 2023 through the first quarter of 2024 and the fourth quarter of 2024 are forecasted to underperform relative to their target returns set at the time of loan origination. Our AI models and related decisioning processes also depend on the availability, accuracy and timeliness of data and other inputs, including information provided by applicants and third-party sources. If the data or inputs used to train, operate, calibrate or monitor our AI models are inaccurate, incomplete, biased or otherwise

Upstart Holdings, Inc.
unreliable, or if our access to key data sources is terminated or interrupted, our models may not perform as expected and our ability to evaluate credit risk or price loans may be adversely affected.

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

We are, and may in the future become, subject to lawsuits by private parties or governmental agencies, other claims, examinations, investigations, enforcement actions, legal and administrative cases and proceedings, whether civil or criminal, all of which may affect our financial condition and results of operations. These claims, lawsuits and proceedings could involve a wide range of legal and regulatory matters, including consumer protection, employment, intellectual property, data privacy, securities and other commercial or statutory claims. For example, we are a defendant in a number of securities class actions and other related lawsuits. See the “Legal” section under “Note 11. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

Upstart Holdings, Inc.
(Registrant)

Date: August 5, 2026	By:	/s/ Paul Gu
Paul Gu
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Andrea Blankmeyer
Andrea Blankmeyer
Chief Financial Officer
(Principal Financial Officer)