Form 10-Q
period 2026-09-30
Upstart Holdings, Inc.
filed 2026-11-03
CIK 1647639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2026 there were 98,908,658 shares of the registrant’s common stock outstanding.

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
ACH: Automated Clearing House
AI: Artificial Intelligence
ASC: Accounting Standards Codification
ASU: Accounting Standards Update
ATM Program: At-the-Market offering program
AWS: Amazon Web Services
CFPB: Consumer Financial Protection Bureau
CODM: Chief Operating Decision Maker
DCF: Discounted Cash Flow
ESPP: Employee Stock Purchase Plan
Exchange Act: Securities Exchange Act of 1934, as amended
FASB: Financial Accounting Standards Board
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

•our ability to comply with and successfully adapt to complex and evolving regulatory environments, including regulation of AI and machine learning technology;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	December 31,	September 30,
	2025	2026
Assets
Cash and cash equivalents	$652,388	$461,484
Restricted cash	404,624	666,984
Loans (at fair value)(1)	984,552	940,747
Property, equipment, and software, net	44,174	51,127
Operating lease right of use assets	16,410	56,921
Beneficial interest assets (at fair value)	396,216	613,652
Line of credit receivable (at fair value)	112,742	110,110
Notes receivable and residual certificates (at fair value)	97,416	144,613
Non-marketable equity securities	41,250	41,000
Goodwill	67,062	67,062
Other assets (includes $41,166 and $68,051 at fair value as of December 31, 2025 and September 30, 2026, respectively)	157,971	185,342
Total assets(2)	$2,974,805	$3,339,042
Liabilities and Stockholders’ Equity
Liabilities:
Payable to investors	$107,659	$166,729
Borrowings	1,829,145	2,027,322
Payable to securitization note holders (at fair value)	46,542	25,505
Accrued expenses and other liabilities (includes $15,219 and $34,506 at fair value as of December 31, 2025 and September 30, 2026, respectively)	171,495	171,075
Operating lease liabilities	21,149	60,991
Total liabilities(2)	2,175,990	2,451,622
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; 700,000,000 shares authorized; 98,033,361 and 98,906,930 shares issued and outstanding as of December 31, 2025 and September 30, 2026, respectively	10	10
Additional paid-in capital	1,156,361	1,198,495
Accumulated deficit	(357,556)	(311,085)
Total stockholders’ equity	798,815	887,420
Total liabilities and stockholders’ equity	$2,974,805	$3,339,042
____________
(1)Includes $53.8 million and $28.9 million of loans, at fair value, contributed as collateral for the consolidated securitization as of December 31, 2025 and September 30, 2026, respectively. Refer to “Note 5. Fair Value Measurement” for details.
(2)The following table presents information on assets and liabilities related to VIEs that are consolidated by Upstart Holdings, Inc. at December 31, 2025 and September 30, 2026, respectively. The liabilities of each VIE can only be settled using the assets of the corresponding VIE and creditors of these entities do not have recourse to the general credit of Upstart Holdings, Inc. The assets and liabilities in the table below exclude intercompany balances that eliminate in consolidation.

Upstart Holdings, Inc.
Condensed Consolidated Balance Sheets (Continued)
(In thousands, except share and per share data)
(Unaudited)

	December 31,	September 30,
	2025	2026
Assets
Cash and cash equivalents	$1,183	$2,099
Restricted cash	89,088	76,878
Loans (at fair value)	819,344	760,061
Other assets (includes $225 and $78 at fair value as of December 31, 2025 and September 30, 2026, respectively)	6,340	6,622
Total assets	$915,955	$845,660

Liabilities
Payable to investors	$154	$—
Borrowings	97,333	327,604
Payable to securitization note holders (at fair value)	46,542	25,505
Accrued expenses and other liabilities	23,415	8,609
Total liabilities	167,444	361,718
Total net assets	$748,511	$483,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Revenue:
Revenue from fees, net	$258,539	$364,030	$684,791	$989,112
Interest income, interest expense, and fair value adjustments, net:
Interest income(1)(2)	57,203	56,561	143,394	169,673
Interest expense(1)(2)	(8,794)	(12,879)	(23,586)	(35,780)
Fair value and other adjustments, net(1)	(29,843)	(37,190)	(56,832)	(79,561)
Total interest income, interest expense, and fair value adjustments, net	18,566	6,492	62,976	54,332
Total revenue	277,105	370,522	747,767	1,043,444
Operating expenses:
Sales and marketing	78,844	102,080	210,919	321,047
Customer operations	49,790	63,339	136,537	179,753
Engineering and product development	64,026	92,652	190,689	266,624
General, administrative, and other	60,779	76,452	185,910	232,900
Total operating expenses	253,439	334,523	724,055	1,000,324
Income from operations	23,666	35,999	23,712	43,120
Other income, net	1,017	1,244	4,209	4,714
Gain on debt extinguishment	7,246	—	7,246	—
Net income before income taxes	31,929	37,243	35,167	47,834
Provision for income taxes	124	665	202	1,363
Net income	$31,805	$36,578	$34,965	$46,471

Net income per share, basic	$0.33	$0.37	$0.37	$0.48
Net income per share, diluted	$0.23	$0.33	$0.28	$0.44
Weighted-average number of shares outstanding used in computing net income per share, basic	96,682,774	97,998,632	95,503,380	97,162,308
Weighted-average number of shares outstanding used in computing net income per share, diluted	109,724,669	125,411,247	105,921,585	109,828,530
____________
(1)Balances for the three and nine months ended September 30, 2025 and 2026 include amounts related to the consolidated securitization. Refer to “Note 2. Revenue” for details.
(2)For the three and nine months ended September 30, 2026, interest income and interest expense include dividend income earned on certain cash accounts and expense on convertible senior notes, respectively, which were previously included in other income, net. Refer to “Note 1. Description of Business and Significant Accounting Policies” for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2025	96,091,343	$10	$1,129,997	$(407,997)	$722,010
Issuance of common stock upon exercise of stock options	461,859	—	4,628	—	4,628
Issuance of common stock upon settlement of RSUs	653,395	—	—	—	—
Shares withheld related to net share settlement of RSUs	(18)	—	(2)	—	(2)
Stock-based compensation expense	—	—	36,156	—	36,156
Issuance of common stock under ESPP	68,965	—	3,757	—	3,757
Purchase of capped calls	—	—	(55,200)	—	(55,200)
Settlement of capped calls	—	—	564	—	564
Net income	—	—	—	31,805	31,805
Balance as of September 30, 2025	97,275,544	$10	$1,119,900	$(376,192)	$743,718

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	93,469,721	$9	$1,044,366	$(411,157)	$633,218
Issuance of common stock upon exercise of stock options	1,406,301	1	14,493	—	14,494
Issuance of common stock upon settlement of RSUs	2,179,822	—	—	—	—
Shares withheld related to net share settlement of RSUs	(118)	—	(9)	—	(9)
Stock-based compensation expense	—	—	107,237	—	107,237
Issuance of common stock under ESPP	219,818	—	8,449	—	8,449
Purchase of capped calls	—	—	(55,200)	—	(55,200)
Settlement of capped calls	—	—	564	—	564
Net income	—	—	—	34,965	34,965
Balance as of September 30, 2025	97,275,544	$10	$1,119,900	$(376,192)	$743,718

Upstart Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2026	97,306,813	$10	$1,145,141	$(347,663)	$797,488
Issuance of common stock upon exercise of stock options	687,451	—	7,935	—	7,935
Issuance of common stock upon settlement of RSUs	788,517	—	—	—	—
Stock-based compensation expense	—	—	41,939	—	41,939
Issuance of common stock under ESPP	124,149	—	3,212	—	3,212
Repurchases of stock	—	—	268	—	268
Net income	—	—	—	36,578	36,578
Balance as of September 30, 2026	98,906,930	$10	$1,198,495	$(311,085)	$887,420

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	98,033,361	$10	$1,156,361	$(357,556)	$798,815
Issuance of common stock upon exercise of stock options	1,630,302	—	9,486	—	9,486
Issuance of common stock upon settlement of RSUs	2,135,063	—	—	—	—
Shares withheld related to net share settlement of RSUs	(29)	—	(1)	—	(1)
Stock-based compensation expense	—	—	124,868	—	124,868
Issuance of common stock under ESPP	301,527	—	7,838	—	7,838
Repurchases of stock	(3,193,294)	—	(100,057)	—	(100,057)
Net income	—	—	—	46,471	46,471
Balance as of September 30, 2026	98,906,930	$10	$1,198,495	$(311,085)	$887,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2026
Cash flows from operating activities
Net income	$34,965	$46,471
Adjustments to reconcile net income to net cash used in operating activities
Change in fair value of loans	(83,448)	110,989
Change in fair value of servicing assets	12,795	17,753
Change in fair value of servicing liabilities	(1,009)	(4,514)
Change in fair value of beneficial interest assets	(16,205)	(15,386)
Change in fair value of beneficial interest liabilities	18,813	17,726
Change in fair value of other financial instruments	(5,529)	(473)
Stock-based compensation	99,497	119,232
Gain on loan servicing rights, net	(20,376)	(37,481)
Gain on debt extinguishment	(7,246)	—
Depreciation and amortization	18,374	19,103
Loan premium amortization	(33,560)	(32,833)
Non-cash interest expense and other	5,219	11,982
Net changes in operating assets and liabilities:
Purchases and originations of loans held-for-sale	(6,410,254)	(9,721,430)
Proceeds from sale of loans held-for-sale	5,994,691	9,038,098
Principal payments received for loans held-for-sale	138,545	142,001
Principal payments received for loans held by consolidated securitization	29,772	21,540
Settlements of beneficial interest liabilities, net	(15,716)	(2,251)
Proceeds from beneficial interest assets (derivatives)	4,096	14,167
Settlements of beneficial interest assets (derivatives)	(1,659)	(5,331)
Other assets	3,825	(9,422)
Operating lease liability and right-of-use asset	(918)	(669)
Accrued expenses and other liabilities	(20,949)	(18,953)
Net cash used in operating activities	(256,277)	(289,681)

Cash flows from investing activities
Purchases and originations of loans held-for-investment	(666,049)	(870,246)
Proceeds from sale of loans held-for-investment	51,195	628,324
Principal payments received for loans held-for-investment	221,996	244,315
Principal payments received for notes receivable and repayments of residual certificates	12,895	45,456
Acquisition and settlements of beneficial interest assets (hybrid instruments)	(1,608)	(10,138)
Proceeds from beneficial interest assets (hybrid instruments)	94,229	191,038
Issuance of line of credit receivable	(7,862)	(721)
Repayments of line of credit receivable	783	2,791
Purchases of property and equipment	(190)	(5,672)

Upstart Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2026
Capitalized software costs	(14,298)	(13,003)
Net cash provided by (used in) investing activities	(308,909)	212,144

Cash flows from financing activities
Proceeds from borrowings	212,848	771,672
Proceeds from convertible notes issuance, net of debt issuance costs paid to lender	678,270	—
Payment of debt issuance costs to third parties	(3,144)	—
Repayments of borrowings	(207,494)	(511,831)
Repurchases and repayments of convertible notes	(224,154)	(66,544)
Purchase of capped calls, net	(54,636)	—
Principal payments made on securitization notes	(32,023)	(20,640)
Payable to investors	33,227	59,070
Net proceeds related to stock-based award activities	22,934	17,323
Repurchases of stock	—	(100,057)
Net cash provided by financing activities	425,828	148,993
Change in cash, cash equivalents and restricted cash	(139,358)	71,456
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	976,263	1,057,012
Cash, cash equivalents and restricted cash at end of period	$836,905	$1,128,468

Supplemental disclosures of cash flow information
Cash paid for interest	$34,514	$20,285
Cash paid for income taxes, net	572	2,484

Supplemental disclosures of non-cash investing and financing activities
Beneficial interests obtained in connection with loan sales	$218,204	$391,786
Securities retained under unconsolidated securitization transactions	65,880	91,755
Capitalized stock-based compensation expense	7,740	5,636
Issuance of line of credit receivable	51,430	7,255

The following presents cash, cash equivalents and restricted cash by category within the unaudited condensed consolidated balance sheets:

	December 31,	September 30,
	2025	2026
Cash and cash equivalents	$652,388	$461,484
Restricted cash	404,624	666,984
Total cash, cash equivalents and restricted cash	$1,057,012	$1,128,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 1.    Description of Business and Significant Accounting Policies
Description of Business

Upstart Holdings, Inc. and its subsidiaries (together “Upstart,” the “Company,” “management,” “we,” or “our”) apply AI models and cloud applications to the process of underwriting consumer credit to more accurately quantify the true risk of a loan. The Company helps originate credit by providing lending partners and auto dealers with access to a proprietary, cloud-based, AI lending marketplace and connects consumers with diverse sources of capital. The Company currently operates in the United States and is headquartered in Burlingame, California. The Company’s fiscal year ends on December 31.
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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

2.    Revenue
Revenue from Fees, Net

The Company disaggregates revenue from fees by type of service for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Revenue from fees, net:
Platform and referral fees, net	$216,882	$283,139	$570,702	$791,823
Servicing and other fees, net	41,657	69,807	114,089	173,726
Loan sales fees(1)	—	11,084	—	23,563
Total revenue from fees, net	$258,539	$364,030	$684,791	$989,112
__________
(1)Beginning in the second quarter of 2026, loan sales fees, which were previously included within servicing and other fees, net, are presented as a separate component of revenue from fees, net. Amounts for the three months ended March 31, 2026 have been reclassified to conform to the current-period presentation.

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

After origination, Upstart-powered loans are either retained by lending partners, purchased by the Company for immediate resale to institutional investors under loan sale agreements, or purchased and held by the Company. For loans originated by certain lending partners, the Company pays the lending partners a one-time loan premium fee upon completion of the minimum contractual holding period. For loans not retained by these lending partners, the Company also pays a monthly loan trailing fee based on the amount and timing of principal and interest payments made by the borrowers of the underlying loans. Both the loan premium fees and loan trailing fees are consideration payable to customers, which are our lending partners, and are recorded as a reduction to platform and referral fees, net, which is part of revenue from fees, net, in the condensed consolidated statements of operations and comprehensive income. The Company recognized an immaterial amount and $12.9 million of loan premium fees and loan trailing fees as contra-revenue within platform and referral fees, net during the three and nine months ended September 30, 2025, respectively, and an immaterial amount and $17.4 million during the three and nine months ended September 30, 2026, respectively.

As of December 31, 2025 and September 30, 2026, the Company recognized $5.8 million and $6.8 million of loan trailing fee liability, respectively, which is recorded at fair value and included within accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

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

Subscription fees. The Company enters into subscription agreements with auto dealerships to access Upstart Auto Finance software, a cloud-based solution that facilitates dealership operations and enables them to provide consumers with access to Upstart-powered auto loans. Subscription agreements generally have a contractual term of one to six months with evergreen monthly renewals. The Company bills these customers on a monthly basis. Subscription fees are recognized over the contract term as the performance obligation is satisfied, and are included within platform and referral fees, net in the condensed consolidated statements of operations and comprehensive income. Subscription fees were immaterial for the three and nine months ended September 30, 2025 and 2026.

Origination fees. Origination fees are earned from borrowers on HELOCs originated by the Company. Origination fees were not material for the three and nine months ended September 30, 2025, and were immaterial and $14.5 million for the three and nine months ended September 30, 2026.

The Company had $25.8 million and $25.3 million of accounts receivable, excluding those that are settled on a daily basis, that are included in other assets on the condensed consolidated balance sheets related to contracts with customers as of December 31, 2025 and September 30, 2026, respectively. The standard payment terms on accounts receivable are 30 days. The Company’s allowance for bad debt and bad debt expense were immaterial for the periods presented.

The Company capitalizes incremental costs of obtaining a contract with a customer, which are certain sales commissions paid to employees in connection with the acquisition of lending partners. Capitalized costs are amortized over the expected period of benefit, which we have determined, based on an analysis, to be three years. The Company applies the practical expedient to expense costs to obtain contracts with customers if the amortization period is one year or less. As of both December 31, 2025 and September 30, 2026, the Company had an immaterial amount of contract costs capitalized within other assets on the condensed consolidated balance sheets. The Company amortized immaterial amounts of capitalized contracts costs to sales and marketing in the condensed consolidated statements of operations and comprehensive income for the periods presented.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Customers accounting for 10% or more of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Customer A	37%	41%	33%	35%
Customer B	16%	13%	20%	16%
Customer C	*	12%	*	*
Customer D	11%	*	10%	*
__________
* Less than 10%

Customers accounting for 10% or more of accounts receivable were as follows:

	December 31, 2025	September 30, 2026
Customer E	16%	*
Customer F	16%	*
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents the components of servicing and other fees, net as part of revenue from fees, net in the Company’s condensed consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Servicing fees	$25,780	$39,483	$72,018	$105,438
Borrower fees	7,601	11,333	20,925	30,756
Collection agency fees	3,508	3,802	11,014	11,222
Other fees	612	822	1,542	2,068
Net gain on servicing rights and fair value adjustments	4,156	14,367	8,590	24,242
Total servicing and other fees, net	$41,657	$69,807	$114,089	$173,726

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

Interest Income, Interest Expense, and Fair Value Adjustments, Net

Interest income, interest expense, and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments held in the Company’s normal course of business at fair value, including loans, derivatives, beneficial interests, notes receivable and residual certificates, trailing fee liabilities, payable to securitization note holders, and line of credit receivable. For the three and nine months ended September 30, 2026, interest income, interest expense, and fair value adjustments, net also includes coupon interest expense and amortization of debt issuance costs related to the Company’s convertible senior notes and dividend income earned on certain cash accounts, which were previously included in other income, net. Refer to “Note 1. Description of Business and Significant Accounting Policies” for additional information.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents components of the interest income, interest expense, and fair value adjustments, net presented in the Company’s condensed consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Interest income(1)	$57,203	$56,561	$143,394	$169,673
Interest expense(1)	(8,794)	(12,879)	(23,586)	(35,780)
Fair value and other adjustments, net:
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net(1)	(15,545)	(26,864)	(55,749)	(60,637)
Fair value adjustments and realized losses on beneficial interests, net	(13,985)	(7,067)	(2,608)	(2,340)
Realized gain (loss) on sale of loans, net	(313)	(3,259)	1,525	(16,584)
Total fair value and other adjustments, net	(29,843)	(37,190)	(56,832)	(79,561)
Total interest income, interest expense, and fair value adjustments, net	$18,566	$6,492	$62,976	$54,332
__________
(1)Includes interest income, interest expense and unrealized loss on loans, loan charge-offs, and other fair value adjustments, net, respectively, related to the consolidated securitization as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Interest income, interest expense, and fair value adjustments, net related to consolidated securitization:
Interest income	$3,876	$1,818	$13,453	$6,705
Interest expense	(1,489)	(809)	(5,006)	(2,963)
Unrealized loss on loans, loan charge-offs, and other fair value adjustments, net	(1,970)	(914)	(8,988)	(2,933)
Total interest income, interest expense, and fair value adjustments, net	$417	$95	$(541)	$809

Interest Income

Interest income is recognized based on the terms of the underlying agreements with borrowers for loans and line of credit receivable held on the Company’s condensed consolidated balance sheets and is earned over the life of a loan or a line of credit receivable.

Interest income includes accrued interest earned on outstanding loans and line of credit receivable but not collected. Generally, HELOCs that have reached a delinquency over 180 days and all other loans and line of credit receivable that have reached a delinquency over 120 days are charged off and do not accrue interest. The Company does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2025 and September 30, 2026, the Company has recorded $10.2 million and $10.7 million, respectively, of accrued interest income in loans on the condensed consolidated balance sheets. Accrued interest income on the line of credit receivable was immaterial as of both December 31, 2025 and September 30, 2026. For the three and nine months

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

ended September 30, 2026, interest income included an immaterial amount and $11.7 million of dividend income earned on certain cash accounts, respectively.

Interest Expense

Interest expense is primarily related to interest recorded on the Company’s borrowings on warehouse credit facilities and interest expense related to the consolidated securitization. Interest expense includes accrued interest incurred but not paid. Interest expense also includes changes in fair value of the interest rate caps. Accrued interest expenses for the warehouses were immaterial as of both December 31, 2025 and September 30, 2026. For the three and nine months ended September 30, 2026, interest expense included an immaterial amount and $15.2 million of coupon interest expense and amortization of debt issuance costs related to the Company’s convertible senior notes.

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

Fair value and other adjustments, net also includes amounts received from borrowers for previously charged-off loans held on the Company’s condensed consolidated balance sheets. These amounts are recognized in the period when amounts are received. Amounts received from borrowers for previously charged-off loans were immaterial for both the three months ended September 30, 2025 and 2026 and $13.0 million and $25.1 million for the nine months ended September 30, 2025 and 2026, respectively.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs:

	December 31, 2025
	Assets	Liabilities	Net Assets
Consolidated securitization	$58,275	$46,542	$11,733
Consolidated warehouse entities	167,158	101,791	65,367
Other consolidated VIEs	690,522	19,111	671,411
Total consolidated VIEs	$915,955	$167,444	$748,511

	September 30, 2026
	Assets	Liabilities	Net Assets
Consolidated securitization	$32,298	$25,505	$6,793
Consolidated warehouse entities	519,210	332,523	186,687
Other consolidated VIEs	294,152	3,690	290,462
Total consolidated VIEs	$845,660	$361,718	$483,942
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

During the nine months ended September 30, 2026, the Company exercised clean up calls related to a number of historical unconsolidated securitizations and subsequently liquidated the associated entities. As part of the clean up calls, the Company, as servicer, repurchased the remaining collateral and received the cash reserve amounts held by the related entities. The clean up calls had no material impact on the condensed consolidated financial statements of the Company.

The following tables summarize the aggregate value of assets and liabilities of unconsolidated VIEs associated with securitizations in which the Company holds a variable interest but is not the primary beneficiary:

	December 31, 2025
	Assets(1)	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$2,016,813	$1,426,987	$589,826	$101,670
_________
(1)Represents cash and the unpaid principal balance of loans held by the unconsolidated VIEs.

	September 30, 2026
	Assets(1)	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$2,989,933	$2,059,774	$930,159	$145,796
_________
(1) Represents cash and the unpaid principal balance of loans held by the unconsolidated VIEs.

The Company’s maximum exposure to loss from its involvement with unconsolidated VIEs represents the value of securities retained and cash deposits made under the risk retention requirements for the related securitizations and estimates the loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is remote. The carrying value of assets that relate to variable interests in unconsolidated VIEs consists of $97.4 million and $144.6 million of securitization notes and residual certificates

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

that are carried at fair value and included in notes receivable and residual certificates (at fair value) on the condensed consolidated balance sheets as of December 31, 2025 and September 30, 2026, respectively. The Company also had an immaterial amount of cash deposits held as reserve accounts for related securitizations, included in other assets on the condensed consolidated balance sheets as of both December 31, 2025 and September 30, 2026.

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

	December 31, 2025		September 30, 2026
	Outstanding Principal Balance	Fair Value	Outstanding Principal Balance	Fair Value
Beneficial interest assets (hybrid instruments)	$4,530,737	$372,402	$7,303,390	$587,763
Beneficial interest assets (derivatives)	2,559,210	23,814	2,838,796	25,889
Total beneficial interest assets	$7,089,947	$396,216	$10,142,186	$613,652

Beneficial interest liabilities (derivatives)	$2,325,305	$5,075	$3,155,785	$20,550

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Company recognizes beneficial interests at fair value with changes reported as part of the fair value and other adjustments on the condensed consolidated statements of operations and comprehensive income. The table below presents net gains (losses) recognized on beneficial interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Fair value adjustments and realized gains (losses) on beneficial interests, net	$(13,985)	$(7,067)	$(2,608)	$(2,340)

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

	December 31, 2025	September 30, 2026
Cash and cash equivalents	$160,055	$340,084
Restricted cash	219,412	420,010
Beneficial interests	389,566	587,514
Line of credit receivable(1)	108,965	106,896
Loans(1)	53,762	44,574
Total(2)	$931,760	$1,499,078
__________
(1)Represents the unpaid principal balance.
(2)$191.6 million and $181.0 million as of December 31, 2025 and September 30, 2026, respectively, is related to assets held by one institutional investor.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

5.    Fair Value Measurement

The following table presents assets and liabilities measured at fair value and categorized in accordance with the fair value hierarchy:

	Level	December 31, 2025	September 30, 2026
Assets
Loans	3	$984,552	$940,747
Beneficial interest assets	3	396,216	613,652
Notes receivable and residual certificates	3	97,416	144,613
Line of credit receivable	3	112,742	110,110
Loan servicing assets	3	40,941	67,973
Interest rate cap	2	225	78
Total assets		$1,632,092	$1,877,173
Liabilities
Payable to securitization note holders	3	$46,542	$25,505
Beneficial interest liabilities	3	5,075	20,550
Loan servicing liabilities	3	4,383	7,173
Trailing fee liabilities	3	5,761	6,783
Total liabilities		$61,761	$60,011

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

The following table presents the fair value of loans held on the Company’s condensed consolidated balance sheets by classification:

	December 31, 2025	September 30, 2026
Loans held-for-sale	$393,159	$659,324
Loans held-for-investment	537,631	252,535
Loans held in consolidated securitization	53,762	28,888
Total	$984,552	$940,747

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

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held-for-investment and held-for-sale, excluding loans held in the consolidated securitization:

	December 31, 2025			September 30, 2026
	Minimum	Maximum	Weighted-Average(1)	Minimum	Maximum	Weighted-Average(1)
Discount rate	5.00%	14.78%	9.51%	5.94%	13.42%	9.97%
Credit risk rate	0.01%	91.50%	15.52%	0.02%	92.21%	17.56%
Prepayment rate	0.45%	99.75%	43.41%	1.07%	99.61%	42.70%
_________
(1)Unobservable inputs were weighted by relative fair value.

The following table presents quantitative information about the significant unobservable inputs implied for the Company’s Level 3 fair value measurements for loans held in the consolidated securitization:

	December 31, 2025			September 30, 2026
	Minimum	Maximum	Weighted-Average(1)	Minimum	Maximum	Weighted-Average(1)
Discount rate	6.99%	15.00%	10.43%	11.19%	15.00%	11.74%
Credit risk rate	0.67%	35.68%	16.12%	0.67%	36.03%	16.34%
Prepayment rate	6.73%	89.84%	40.50%	7.00%	89.33%	39.12%
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

Significant Recurring Level 3 Fair Value Input Sensitivity

The following table presents the sensitivity of the fair value of loans held-for-sale and held-for-investment, excluding loans held in the consolidated securitization, to adverse changes in the significant assumptions used in the valuation model. Adverse changes in prepayment rates do not result in a material impact to the fair value of loans held-for-sale and held-for-investment as of December 31, 2025 and September 30, 2026.

	December 31, 2025	September 30, 2026
Fair value of loans held-for-sale and held-for-investment	$930,790	$911,859
Discount rates
100 basis point increase	(12,006)	(10,707)
200 basis point increase	(23,623)	(21,062)
Expected credit loss rates on underlying loans
10% adverse change	(10,465)	(8,271)
20% adverse change	(20,397)	(16,223)

Adverse changes in significant assumptions do not result in a material impact to the fair value of loans held in the consolidated securitization as of December 31, 2025 and September 30, 2026.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Rollforward of Level 3 Fair Values

The following tables present a rollforward of loans classified within Level 3 of the fair value hierarchy:

	Loans Held-for-Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at June 30, 2025	$445,787	$497,867	$75,850	$1,019,504
Purchases and originations of loans(1)	560,563	288,100	—	848,663
Sale of loans(1)	(421,618)	(29,945)	—	(451,563)
Purchase of loans for immediate resale(1)	1,885,786	—	—	1,885,786
Immediate resale of loans(1)	(1,885,786)	—	—	(1,885,786)
Repayments received(1)	(56,756)	(90,705)	(9,840)	(157,301)
Charge-offs and changes in fair value recorded in earnings	(7,354)	(36,514)	(1,945)	(45,813)
Other changes	1,121	15,365	—	16,486
Fair value at September 30, 2025	$521,743	$644,168	$64,065	$1,229,976
_________
(1)Represents the principal balance.

	Loans Held-for-Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2024	$405,812	$297,543	$102,949	$806,304
Purchases and originations of loans(1)	1,832,372	665,998	—	2,498,370
Sale of loans(1)	(1,541,321)	(49,633)	—	(1,590,954)
Purchase of loans for immediate resale(1)	4,594,319	—	—	4,594,319
Immediate resale of loans(1)	(4,594,319)	—	—	(4,594,319)
Repayments received(1)	(143,058)	(217,483)	(29,772)	(390,313)
Charge-offs and changes in fair value recorded in earnings	(32,037)	(87,916)	(9,112)	(129,065)
Other changes	(25)	35,659	—	35,634
Fair value at September 30, 2025	$521,743	$644,168	$64,065	$1,229,976
_________
(1)Represents the principal balance.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loans Held-for-Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at June 30, 2026	$787,154	$240,758	$36,327	$1,064,239
Purchases and originations of loans(1)(2)	868,498	243,041	—	1,111,539
Sale of loans(1)	(912,448)	(146,480)	—	(1,058,928)
Purchase of loans for immediate resale(1)	2,820,538	—	—	2,820,538
Immediate resale of loans(1)	(2,820,538)	—	—	(2,820,538)
Repayments received(1)	(60,800)	(71,870)	(6,398)	(139,068)
Charge-offs and changes in fair value recorded in earnings	(21,811)	(23,479)	(1,041)	(46,331)
Other changes	(1,269)	10,565	—	9,296
Fair value at September 30, 2026	$659,324	$252,535	$28,888	$940,747
_________
(1)Represents the principal balance.
(2)Purchase activity includes an immaterial unpaid principal balance related to securitization clean-up calls during the three months ended September 30, 2026.

	Loans Held-for-Sale	Loans Held-for-Investment	Loans Held in Consolidated Securitization	Total
Fair value at December 31, 2025	$393,159	$537,631	$53,762	$984,552
Reclassification of loans(1)(2)	306,159	(306,159)	—	—
Purchases and originations of loans(1)(3)	2,215,116	860,153	—	3,075,269
Sale of loans(1)	(2,040,031)	(581,421)	—	(2,621,452)
Purchase of loans for immediate resale(1)	7,534,552	—	—	7,534,552
Immediate resale of loans(1)	(7,534,552)	—	—	(7,534,552)
Repayments received(1)	(170,106)	(216,210)	(21,540)	(407,856)
Charge-offs and changes in fair value recorded in earnings	(47,438)	(72,321)	(3,334)	(123,093)
Other changes	2,465	30,862	—	33,327
Fair value at September 30, 2026	$659,324	$252,535	$28,888	$940,747
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
(3)Purchase activity includes an immaterial unpaid principal balance related to securitization clean-up calls during the nine months ended September 30, 2026.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following table presents the aggregate fair value and aggregate principal outstanding of all loans and loans that were 90 days or more past due included in the condensed consolidated balance sheets:

	Loans		Loans > 90 Days Past Due
	December 31,	September 30,	December 31,	September 30,
	2025	2026	2025	2026
Outstanding principal balance	$1,038,521	$987,630	$17,685	$15,475
Net fair value and accrued interest adjustments	(53,969)	(46,883)	(13,094)	(11,014)
Fair value(1)(2)	$984,552	$940,747	$4,591	$4,461
_________
(1)Includes $367.4 million and $391.4 million of auto loans at fair value as of December 31, 2025 and September 30, 2026, respectively, of which immaterial amounts are 90 days or more past due. Also includes $149.5 million and $156.5 million of HELOCs at fair value as of December 31, 2025 and September 30, 2026, respectively, of which immaterial amounts are 90 days or more past due.
(2)The fair value of loans in nonaccrual status was immaterial as of December 31, 2025 and September 30, 2026.

Line of Credit Receivable

In connection with a committed capital and other co-investment arrangement, the Company issued a revolving line of credit receivable to a third-party, which is classified as held-for-investment. The fair value of the line of credit receivable as of December 31, 2025 and September 30, 2026 was $112.7 million and $110.1 million, respectively.

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

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements related to the line of credit receivable:

	December 31, 2025			September 30, 2026
	Minimum	Maximum	Weighted-Average	Minimum	Maximum	Weighted-Average
Discount rate	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Significant Recurring Level 3 Fair Value Input Sensitivity

Adverse changes in significant assumptions do not result in a material impact to the fair value of the line of credit receivable as of December 31, 2025 and September 30, 2026.

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the line of credit receivable classified by the Company within Level 3 of the fair value hierarchy:

Line of Credit Receivable
Fair value at June 30, 2025	$107,456
Issuances	9,453
Repayments	(2,375)
Changes in fair value recorded in earnings	236
Changes in accrued interest	76
Fair value at September 30, 2025	$114,846

Line of Credit Receivable
Fair value at December 31, 2024	$56,269
Issuances	59,292
Repayments	(2,375)
Changes in fair value recorded in earnings	1,299
Changes in accrued interest	361
Fair value at September 30, 2025	$114,846

Line of Credit Receivable
Fair value at June 30, 2026	$111,772
Issuances	2,297
Repayments	(3,719)
Changes in fair value recorded in earnings	(233)
Changes in accrued interest	(7)
Fair value at September 30, 2026	$110,110

Line of Credit Receivable
Fair value at December 31, 2025	$112,742
Issuances	7,976
Repayments	(10,046)
Changes in fair value recorded in earnings	(528)
Changes in accrued interest	(34)
Fair value at September 30, 2026	$110,110

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Assets and Liabilities related to Securitization Transactions

As of December 31, 2025 and September 30, 2026, the Company held notes receivable and residual certificates retained from unconsolidated securitization transactions with an aggregate fair value of $97.4 million and $144.6 million, respectively.

As of December 31, 2025 and September 30, 2026, the Company recognized payables to securitization note holders of $46.5 million and $25.5 million at fair value, respectively. The balance represents the value of the securitization notes issued and owned by third-party investors in connection with the consolidated securitization. The value of securitization notes and residual certificates retained by the Company is eliminated in the consolidation process.

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

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements related to notes receivable, residual certificates, and payable to securitization note holders:

	December 31, 2025			September 30, 2026
	Minimum	Maximum	Weighted-Average(1)	Minimum	Maximum	Weighted-Average(1)
Notes receivable and residual certificates
Discount rate	5.75%	12.78%	10.72%	6.24%	13.13%	11.03%
Credit risk rate	0.38%	50.28%	21.10%	0.38%	60.37%	22.19%
Prepayment rate	4.11%	95.77%	33.04%	4.11%	94.74%	33.99%
Payable to securitization note holders
Discount rate	6.99%	10.40%	9.65%	11.19%	11.19%	11.19%
Credit risk rate	0.67%	35.68%	16.12%	0.67%	36.03%	16.34%
Prepayment rate	6.73%	89.84%	40.50%	7.00%	89.33%	39.12%
_________
(1)Unobservable inputs were weighted by relative fair value.

Significant Recurring Level 3 Fair Value Input Sensitivity

Notes Receivable and Residual Certificates

Adverse changes in the significant assumptions do not result in a material impact to the fair value of notes receivable and residual certificates as of December 31, 2025 and September 30, 2026.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Payable to Securitization Note Holders

Adverse changes in the significant assumptions do not result in a material impact to the fair value of payable to securitization note holders as of December 31, 2025 and September 30, 2026.

Rollforward of Level 3 Fair Values

The following tables present a rollforward of the notes receivable and residual certificates and payables to securitization note holders related to securitization transactions classified by the Company within Level 3 of the fair value hierarchy:

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at June 30, 2025	$54,708	$65,152
Additions	27,525	—
Repayments and settlements	(6,374)	(10,002)
Changes in fair value recorded in earnings	902	25
Fair value at September 30, 2025	$76,761	$55,175

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2024	$22,055	$87,321
Additions	65,880	—
Repayments and settlements	(12,895)	(32,023)
Changes in fair value recorded in earnings	1,721	(123)
Fair value at September 30, 2025	$76,761	$55,175

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at June 30, 2026	$120,375	$32,122
Additions	42,914	—
Repayments and settlements	(18,402)	(6,491)
Changes in fair value recorded in earnings	(274)	(126)
Fair value at September 30, 2026	$144,613	$25,505

	Notes Receivable and Residual Certificates	Payable to Securitization Note Holders
Fair value at December 31, 2025	$97,416	$46,542
Additions	91,755	—
Repayments and settlements	(45,456)	(20,640)
Changes in fair value recorded in earnings	898	(397)
Fair value at September 30, 2026	$144,613	$25,505

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Loan Servicing Assets and Liabilities

As of December 31, 2025 and September 30, 2026, the Company’s loan servicing assets had a fair value of $40.9 million and $68.0 million, respectively, recorded within other assets on the condensed consolidated balance sheets. As of December 31, 2025 and September 30, 2026, the Company’s loan servicing liabilities had a fair value of $4.4 million and $7.2 million, respectively, recorded within accrued expenses and other liabilities on the condensed consolidated balance sheets.

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

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan servicing assets and liabilities:

	December 31, 2025			September 30, 2026
	Minimum	Maximum	Weighted-Average(1)	Minimum	Maximum	Weighted-Average(1)
Discount rate	13.00%	20.00%	17.32%	13.00%	16.00%	15.25%
Credit risk rate	0.01%	61.96%	17.01%	0.10%	77.30%	18.78%
Market-servicing rate(2)(3)	0.62%	2.69%	0.65%	0.60%	2.69%	0.66%
Prepayment rate	1.96%	96.90%	36.50%	0.27%	96.86%	35.33%
_________
(1)Unobservable inputs were weighted by relative fair value.
(2)Excludes ancillary fees that would be passed on to a third-party servicer.
(3)Expressed as a percentage of the outstanding principal balance of 1.16% - 2.69% for auto loans and 0.62% - 2.00% for personal loans as of December 31, 2025 and 0.60% - 2.69% for auto loans and 0.60% - 2.00% for personal loans as of September 30, 2026.

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

Significant Recurring Level 3 Fair Value Input Sensitivity

The table below presents the fair value sensitivity of loan servicing assets to adverse changes in market-servicing rates. The fair value of loan servicing assets and liabilities are not sensitive to adverse changes in discount rates, credit risk rates, and prepayment rates as such changes do not result in a material impact on the fair value as of December 31, 2025 and September 30, 2026. Adverse changes in market-servicing rates do not result in a material impact to the fair value of loan servicing liabilities as of December 31, 2025 and September 30, 2026.

	December 31, 2025	September 30, 2026
Fair value of loan servicing assets	$40,941	$67,973
Expected market-servicing rates
10% market-servicing rates increase	(8,402)	(11,148)
20% market-servicing rates increase	(16,746)	(21,973)

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at June 30, 2026	$54,842	$8,409
Sale of loans	18,349	1,712
Changes in fair value recorded in earnings	(5,218)	(2,948)
Fair value at September 30, 2026	$67,973	$7,173

	Loan Servicing Assets	Loan Servicing Liabilities
Fair value at December 31, 2025	$40,941	$4,383
Sale of loans	44,785	7,304
Changes in fair value recorded in earnings	(17,753)	(4,514)
Fair value at September 30, 2026	$67,973	$7,173

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

As of December 31, 2025 and September 30, 2026, the fair value of the beneficial interest assets related to these arrangements was $396.2 million and $613.7 million, respectively. As of the same dates, the fair value of the beneficial interest liabilities was $5.1 million and $20.6 million, respectively.

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

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Significant Inputs and Assumptions

The following table presents quantitative information about the significant unobservable inputs used for the Company’s fair value measurements of beneficial interests as of December 31, 2025 and September 30, 2026:

	December 31, 2025			September 30, 2026
	Minimum	Maximum	Weighted-Average(1)	Minimum	Maximum	Weighted-Average(1)
Beneficial interest assets
Discount rate	6.50%	14.50%	12.90%	6.50%	14.50%	12.38%
Credit risk rate spread(2)	(7.59)%	13.42%	0.89%	(10.37)%	15.51%	1.05%
Prepayment rate spread(3)	(7.56)%	15.50%	3.60%	(3.27)%	19.84%	3.76%
Beneficial interest liabilities
Discount rate	13.25%	13.25%	13.25%	11.50%	12.75%	12.57%
Credit risk rate spread(2)	(5.45)%	9.18%	1.90%	(7.98)%	28.57%	4.20%
Prepayment rate spread(3)	(1.89)%	8.36%	1.89%	(9.93)%	28.50%	2.24%
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

The following table presents the sensitivity of beneficial interest assets and liabilities to adverse changes in significant assumptions used in the valuation model as of December 31, 2025 and September 30, 2026. The Company adversely shocks the credit risk rate and prepayment rate on the underlying loan portfolios rather than the spreads. Adverse changes in discount rates and prepayment rates do not result in a material impact to the fair value of beneficial interest liabilities as of December 31, 2025 and September 30, 2026.
Significant Recurring Level 3 Fair Value Input Sensitivity

	December 31, 2025	September 30, 2026
Fair value of beneficial interest assets	$396,216	$613,652
Discount rate
100 basis point increase	(4,912)	(6,632)
200 basis point increase	(9,676)	(13,062)
Expected credit risk rate on underlying loans
10% adverse change	(80,110)	(114,803)
20% adverse change	(158,190)	(226,892)
Expected prepayment rate on underlying loans
10% adverse change	(7,798)	(9,638)
20% adverse change	(15,244)	(19,747)

Fair value of beneficial interest liabilities	$5,075	$20,550
Expected credit risk rate on underlying loans
10% adverse change	22,409	27,319
20% adverse change	44,420	53,369

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Rollforward of Level 3 Fair Values

The following tables present a rollforward of beneficial interest assets and liabilities:

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at June 30, 2025	$266,761	$10,532
Acquisitions of beneficial interests	109,529	—
Settlement of beneficial interests	(52,812)	(4,052)
Changes in fair value recorded in earnings	(7,279)	6,706
Fair value at September 30, 2025	$316,199	$13,186

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at December 31, 2024	$176,848	$10,089
Acquisitions of beneficial interests	219,399	—
Settlement of beneficial interests	(96,253)	(15,716)
Changes in fair value recorded in earnings	16,205	18,813
Fair value at September 30, 2025	$316,199	$13,186

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at June 30, 2026	$545,938	$10,158
Acquisition of beneficial interests	144,926	—
Settlement of beneficial interests, net	(83,312)	(2,775)
Changes in fair value recorded in earnings	6,100	13,167
Fair value at September 30, 2026	$613,652	$20,550

	Beneficial Interest Assets	Beneficial Interest Liabilities
Fair value at December 31, 2025	$396,216	$5,075
Acquisition of beneficial interests	397,661	—
Settlement of beneficial interests, net	(195,611)	(2,251)
Changes in fair value recorded in earnings	15,386	17,726
Fair value at September 30, 2026	$613,652	$20,550

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 6.    Goodwill and Intangible Assets
Goodwill

Goodwill balance was $67.1 million as of both December 31, 2025 and September 30, 2026. The Company recognized no impairment charges related to goodwill during the three and nine months ended September 30, 2025 and 2026.
Intangible Assets

Acquired intangible assets subject to amortization consist of customer relationships, and are recorded net of amortization and included within other assets on the condensed consolidated balance sheets. The gross and net carrying values and accumulated amortization are as follows:

	December 31, 2025			September 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$13,700	$(5,423)	$8,277	$13,700	$(6,279)	$7,421

Amortization expense was immaterial for the three and nine months ended September 30, 2025 and 2026.

Expected future amortization expense for intangible assets is as follows:

September 30, 2026
Remaining 2026	$286
2027	1,142
2028	1,142
2029	1,142
2030	1,142
Thereafter	2,567
Total	$7,421

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 7.    Balance Sheet Components
Other Assets

Other assets consisted of the following:

	December 31, 2025	September 30, 2026
Loan servicing assets (at fair value)(1)	$40,941	$67,973
Receivables	46,647	53,379
Prepaid expenses	39,658	41,040
Other assets	17,379	13,888
Intangible assets, net(2)	8,289	7,433
Deposits	5,057	1,629
Total other assets	$157,971	$185,342
_________
(1)Refer to “Note 5. Fair Value Measurement” for further information.
(2)Refer to “Note 6. Goodwill and Intangible Assets” for further information.

Receivables represent amounts recognized as revenue but not yet collected in relation to servicing and other agreements with institutional investors and lending partners.
Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

	December 31, 2025	September 30, 2026
Internally developed software	$95,923	$114,562
Leasehold improvements	15,519	19,589
Computer and networking equipment	6,358	6,820
Furniture and fixtures	4,795	6,471
Total property, equipment, and software	122,595	147,442
Accumulated depreciation and amortization	(78,421)	(96,315)
Total property, equipment, and software, net	$44,174	$51,127

For the three and nine months ended September 30, 2025, depreciation and amortization expense on property, equipment, and software was immaterial and $17.5 million, respectively, and immaterial and $18.2 million for the three and nine months ended September 30, 2026, respectively.

Capitalized internally developed software balances, net of accumulated amortization, were $38.5 million and $43.1 million as of December 31, 2025 and September 30, 2026, respectively. The Company recognized no impairment charges to internally developed software during the three months ended September 30, 2025. Impairment charges were immaterial during the nine months ended September 30, 2025 and the three and nine months ended September 30, 2026.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31, 2025	September 30, 2026
Accrued expenses	$68,232	$65,489
Accrued payroll	49,275	34,484
Accounts payable	31,981	22,721
Beneficial interest liabilities (at fair value)(1)	5,075	20,550
Other liabilities	6,788	13,875
Loan servicing liabilities (at fair value)(1)	4,383	7,173
Trailing fee liability (at fair value)(1)	5,761	6,783
Total accrued expenses and other liabilities	$171,495	$171,075
_________
(1)Refer to “Note 5. Fair Value Measurement” for further information.

 8.    Borrowings

The following table presents the aggregate principal outstanding of all borrowings that are included in the condensed consolidated balance sheets:

	December 31, 2025	September 30, 2026
Warehouse credit facilities	$97,333	$327,604
Risk retention financing facility	75,647	105,310
Convertible senior notes	1,687,794	1,621,250
Total payments due	1,860,774	2,054,164
Unamortized debt discount	(31,629)	(26,842)
Total borrowings	$1,829,145	$2,027,322
The following table summarizes the aggregate amount of maturities of all borrowings:

September 30, 2026
Remaining 2026	$—
2027	—
2028	74,307
2029	684,547
2030	500,000
Thereafter	795,310
Total	$2,054,164

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Warehouse Credit Facilities

The following table presents the details of the Company’s revolving warehouse credit facilities:

				December 31, 2025		September 30, 2026
	Stated Interest Rate(1)	Termination and Maturity(2)	Total Borrowing Capacity(3)	Collateral(4)	Outstanding Borrowings	Collateral(4)	Outstanding Borrowings
Upstart Auto Warehouse Trust 2	Benchmark rate + 0% - 4.0%	October 2026 and October 2027	$150,000	$3	$1	$—	$—
Upstart Loan Trust	Benchmark rate + 1.8% - 3.4%	June 2028 and June 2029	400,000	56,255	23,025	412,669	253,297
Upstart Small Dollar Loan Trust	Benchmark rate + 5.5%	June 2027 and June 2028	100,000	128,973	74,307	127,323	74,307
Total			$650,000	$185,231	$97,333	$539,992	$327,604
_________
(1)The interest rates on our warehouse credit facilities are floating and designed as a reference rate plus a spread. Reference rates include the Compounded SOFR, the Term SOFR, and the weighted-average cost of commercial paper notes issued by the lender. The stated interest rate excludes unused commitment fees with a maximum of 1.0%. The undrawn fee for Upstart Small Dollar Loan Trust is the dollar amount of interest and fees that would have been due if the daily average aggregate outstanding principal balance was equal to 75% of the then-applicable borrowing base.
(2)The first date represents the final date the Company may borrow up to the maximum capacity under the warehouse. The second date is the maturity date, when the outstanding principal amount, together with accrued and unpaid interest will be due and payable in full.
(3)Total capacity is as of September 30, 2026. Upstart Small Dollar Loan Trust has $100.0 million of uncommitted capacity and Upstart Loan Trust has $225.0 million of uncommitted capacity out of the $400.0 million total.
(4)Represents the aggregate restricted cash and unpaid principal balance of loans pledged as collateral, adjusted for facility-specific criteria if required by the lender.

On June 5, 2026, Upstart Loan Trust amended its credit agreement to extend the maturity date to June 15, 2029. Additionally, the total borrowing capacity increased from $325.0 million to $400.0 million, of which $175.0 million is committed. All other key terms of the agreements remain the same.

On August 6, 2026, Upstart Auto Warehouse Trust 2 amended its credit agreement to extend the maturity date to October 7, 2027. All other key terms of the agreement remain the same. Subsequent to September 30, 2026, the credit agreement was further amended to convert the $150 million borrowing capacity to uncommitted and set the scheduled termination and maturity date to be March 31, 2027.

The Company’s warehouse credit facilities contain certain financial covenants. As of September 30, 2026, the Company was in compliance with all applicable covenants for its warehouse credit facilities.

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

The outstanding balance of the facility was $105.3 million as of September 30, 2026, presented within borrowings on the condensed consolidated balance sheets. The fair value of the securitization notes receivable pledged was $104.0 million, $102.6 million of which is presented within notes receivable and residual certificates (at fair value) on the condensed consolidated balance sheets. The financing bears interest at the weighted-average coupon of the pledged securities plus a 0.40% spread. The facility’s final maturity dates range from 2033 to 2036. The facility is accounted for as a secured borrowing.

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

The 2026 Notes matured as scheduled on August 15, 2026. The Company repaid the remaining $66.5 million aggregate principal amount and all accrued and unpaid interest in accordance with the contractual terms. No gain or loss was recognized upon repayment. The Company has no further obligations with respect to the 2026 Notes.

Each series of Notes is governed by its respective indenture (each, an “Indenture”), and represents senior unsecured obligations of the Company. The 2029 Notes, 2030 Notes, and 2032 Notes (collectively, the “Outstanding Notes”) mature on October 1, 2029, November 15, 2030, and February 15, 2032, respectively, unless such Notes are earlier converted, redeemed, or repurchased in accordance with their terms. The Company may redeem for cash all or any portion of the Outstanding Notes, at its option, on or after October 6, 2027, in the case of the 2029 Notes, on

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

or after November 20, 2027, in the case of the 2030 Notes, and on or after August 20, 2028, in the case of the 2032 Notes, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the Notes of the applicable series then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption for the Notes of such series at a redemption price equal to 100% of the principal amount of the Notes of such series to be redeemed, plus any accrued and unpaid interest (or special interest, if any, in the case of the 2032 Notes) to, but excluding, the redemption date.

The following table presents details of the Notes outstanding during the periods presented herein:

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

Holders of the Outstanding Notes may convert their Notes at their option any time prior to the close of business on the business day immediately preceding July 1, 2029, in the case of the 2029 Notes; August 15, 2030, in the case of the 2030 Notes; and November 15, 2031, in the case of the 2032 Notes, only under the following circumstances:

(1) during any calendar quarter commencing after December 31, 2024, in the case of the 2029 Notes, March 31, 2025, in the case of the 2030 Notes and December 31, 2025, in the case of the 2032 Notes, (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price for the respective Notes on each applicable trading day;

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

On or after July 1, 2029, in the case of the 2029 Notes, August 15, 2030, in the case of the 2030 Notes, and November 15, 2031, in the case of the 2032 Notes, holders of the Outstanding Notes of the applicable series may surrender all or any portion of their Notes of such series for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the applicable maturity date regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, either cash, shares of common stock or a combination of cash and shares of common stock, at its election.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The conversion price for each series of Outstanding Notes will be subject to adjustment if certain events occur. In addition, following certain corporate events that may occur prior to the applicable maturity date or following the Company’s issuance of a notice of redemption for a series of Outstanding Notes, the Company may be required to increase the conversion rate for the holder of the Notes of such series who elect to convert such Notes in connection with such corporate event or during the related redemption period in certain circumstances. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” pursuant to the applicable Indenture, holders of the applicable series of Outstanding Notes may require the Company to repurchase for cash all or a portion of such Notes at a repurchase price equal to 100% of the principal amount of the Notes of such series to be redeemed plus accrued and unpaid interest (or special interest, if any, in the case of the 2032 Notes) to, but excluding, the fundamental change repurchase date.

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

The Company recorded an immaterial amount and $10.7 million of coupon interest expense for the three and nine months ended September 30, 2025, and an immaterial amount and $10.3 million of coupon interest expense for the three and nine months ended September 30, 2026, respectively. The Company recorded an immaterial amount of amortization of debt issuance costs related to the Notes for all periods presented. These amounts were presented within other income, net for the three and nine months ended September 30, 2025 and within interest expense for the three and nine months ended September 30, 2026 in the condensed consolidated statements of operations and comprehensive income. Accrued interest expenses related to the Notes were immaterial as of December 31, 2025 and September 30, 2026.

The following table presents the components of the Notes as of December 31, 2025 and September 30, 2026:

	December 31, 2025				September 30, 2026
	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Fair Value	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Fair Value
2026 Notes	$66,544	$(209)	$66,335	$63,958	$—	$—	$—	$—
2029 Notes	431,250	(7,933)	423,317	566,500	431,250	(6,406)	424,844	399,089
2030 Notes	500,000	(9,643)	490,357	461,614	500,000	(8,202)	491,798	371,097
2032 Notes	690,000	(13,613)	676,387	573,687	690,000	(11,959)	678,041	441,359
Total	$1,687,794	$(31,398)	$1,656,396	$1,665,759	$1,621,250	$(26,567)	$1,594,683	$1,211,545

The estimated fair value represents Level 2 valuations in the fair value hierarchy and was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Capped Call Transactions

In connection with the issuance of the 2026 Notes, the 2029 Notes, and the 2032 Notes, the Company entered into separate privately negotiated capped call instruments with certain financial institutions (the “2026 Capped Calls,” with respect to the 2026 Notes, the “2029 Capped Calls,” with respect to the 2029 Notes, the “2032 Capped Calls,” with respect to the 2032 Notes, and the 2026 Capped Calls together with the 2029 Capped Calls and the 2032 Capped Calls, the “Capped Calls”). In August 2026, in connection with the maturity and repayment of the 2026 Notes, the remaining 2026 Capped Calls expired unexercised.

The 2029 Capped Calls and 2032 Capped Calls (collectively, the “Outstanding Capped Calls”) are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 2029 Notes and 2032 Notes, as applicable, and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted 2029 Notes and 2032 Notes as the case may be, in the event the market price per share of the Company’s common stock, as measured under the terms of the Outstanding Capped Calls, is greater than the strike price of the Outstanding Capped Calls, with such reduction and/or offset subject to a cap. If, however, the market price per share of the common stock, as measured under the terms of the Outstanding Capped Calls, exceeds the cap price of the Outstanding Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price per share of the Company’s common stock exceeds the cap price of the Outstanding Capped Calls.

The following table sets forth other key terms for the Capped Calls related to each series of Notes outstanding during the periods presented herein:

	Initial Strike Price per Share, Subject to Certain Adjustments	Initial Cap Price per Share, Subject to Certain Adjustments	Shares of Common Stock Covered, Subject to Anti-Dilution Adjustments (in millions)	Final Expiration Date
2026 Capped Calls	$285.26	$400.36	0.2	August 15, 2026
2029 Capped Calls	$45.66	$70.24	9.4	September 27, 2029
2032 Capped Calls	$82.50	$126.92	8.4	February 15, 2032

The Capped Calls were determined to be freestanding financial instruments that meet the criteria for classification in equity; as such, the Capped Calls were recorded as a reduction of additional paid-in capital within stockholders’ equity. Because the 2026 Capped Calls were classified within stockholders’ equity and were not subject to remeasurement, no gain or loss was recognized upon their expiration.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 9.    Stockholders' Equity

Common Stock Reserved for Future Issuance

In December 2020, the Company’s amended and restated certificate of incorporation became effective, which authorizes the issuance of 700,000,000 shares of common stock with a par value of $0.0001 per share. Shares of common stock reserved for issuance, on an as-converted basis, are as follows:

	December 31, 2025	September 30, 2026
Options issued and outstanding	9,204,983	7,459,121
RSUs outstanding	2,276,156	3,734,289
PRSUs outstanding	—	1,726,737
Shares available for future issuance under 2020 plan	10,922,232	7,166,082
Shares available for issuance under ESPP	4,140,207	4,819,127
Total	26,543,578	24,905,356
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

The Company records share repurchases on the settlement date. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. The Company’s policy for share retirements is to allocate the excess between par value and the repurchase price, including costs and fees, to additional paid-in capital. No shares were repurchased during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company repurchased, and subsequently retired, 3.2 million shares of common stock for $100.1 million at an average cost of $31.31 per share. As of September 30, 2026, $122.1 million remains available for future purchases of our common stock under the share repurchase program.

ATM Program

On February 14, 2025, in connection with the commencement of an “at the market” offering program, the Company entered into a Sales Agreement, under which the Company may offer and sell, from time to time, up to an aggregate of $500.0 million of its common stock. The Company will pay a commission of up to 2% of the gross proceeds of shares sold, if any, under the Sales Agreement and intends to use the net proceeds from sales for working capital and general corporate purposes. As of September 30, 2026, no shares were issued under the program.
Equity Incentive Plans

The 2020 Equity Incentive Plan authorizes grants of ISOs, NSOs, stock appreciation rights, restricted stock, RSUs, and PRSUs to eligible participants.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2026:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances at December 31, 2025	9,204,983	$23.11	5.3	$247,040
Options granted	223,089	28.17
Options exercised	(1,630,302)	5.82
Options cancelled and forfeited	(338,649)	48.19
Balances at September 30, 2026	7,459,121	25.91	5.2	59,702
Options exercisable – September 30, 2026	6,306,208	23.46	4.7	58,050
Options vested and expected to vest – September 30, 2026	7,447,854	$25.89	5.2	$59,699

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Company’s stock as of September 30, 2026. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2025 and 2026 was $78.9 million and $38.1 million, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2025 and 2026 was $35.71 and $17.04 per share, respectively. The total fair value of options vested for the nine months ended September 30, 2025 and 2026 was $17.0 million and $14.0 million, respectively.

As of September 30, 2026, total unrecognized stock-based compensation expense related to unvested stock options was $22.4 million, which is expected to be recognized over a remaining weighted-average period of 1.4 years.

RSUs

The Company grants RSUs to employees and non-employees. RSUs vest upon satisfaction of a service-based condition, which is generally satisfied over one to four years. The following table summarizes RSU activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2025	2,276,156	$47.43
RSUs granted	4,163,106	28.13
RSUs vested	(2,135,063)	43.79
RSUs cancelled and forfeited	(569,910)	31.43
Unvested at September 30, 2026	3,734,289	$30.33

As of September 30, 2026, total unrecognized stock-based compensation expense related to outstanding unvested RSUs was $82.8 million, which is expected to be recognized over a remaining weighted-average period of 1.2 years.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

PRSUs

No PRSUs were granted during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company granted PRSUs to certain executives. The awards are subject to both performance and service-based vesting conditions and the number of shares that may be earned at the end of the four year performance period is based on applicable market-based performance targets with potential adjustment based on financial performance metrics. The expense is recognized on a straight-line basis over the requisite service period.

The following table summarizes PRSU activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2025	—	$—
PRSUs granted	1,726,737	56.20
Unvested at September 30, 2026	1,726,737	$56.20

As of September 30, 2026, total unrecognized stock-based compensation expense related to outstanding unvested PRSUs was $82.8 million, which is expected to be recognized over a remaining weighted-average period of 3.4 years.

2020 ESPP

Our ESPP provides for consecutive six-month offering periods. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year. The ESPP permits participants to purchase shares in the amount of 85% of the lower of the fair market value of our shares of common stock on the first trading day of the offering period or on the exercise date. During the nine months ended September 30, 2026, 301,527 shares of common stock were purchased under the ESPP.

As of September 30, 2026, total unrecognized stock-based compensation expense related to the ESPP was immaterial.

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

The following assumptions were used to estimate the fair value of options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Expected term (in years)	5.1 – 5.8	5.1 – 5.8	5.1 – 7.0	5.1 – 5.8
Expected volatility	63.59% – 67.40%	66.49% – 66.62%	50.66% – 67.40%	65.70% – 66.62%
Risk-free interest rate	3.74% – 3.96%	4.40% – 4.56%	3.72% – 4.09%	3.51% – 4.56%
Dividend yield	—%	—%	—%	—%

The following assumptions were used to estimate the fair value of ESPP purchase rights:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	95.30%	63.33%	95.30% – 99.09%	63.33% – 71.86%
Risk-free interest rate	4.12%	3.95%	4.12% – 4.34%	3.59% – 3.95%
Dividend yield	—%	—%	—%	—%

The following assumptions were used to estimate the fair value of PRSUs granted for the nine months ended September 30, 2026:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Expected term (in years)	*	3.9 – 4.0
Expected volatility	*	93.23% – 94.73%
Risk-free interest rate	*	3.42% – 3.82%
Dividend yield	*	—%
_________
* No PRSUs were granted during the three months ended September 30, 2026.

Stock-Based Compensation

The Company recorded stock-based compensation in the following expense categories in its condensed consolidated statements of operations and comprehensive income for employees and non-employees:

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Sales and marketing	$3,371	$2,630	$9,680	$9,034
Customer operations	1,677	1,820	5,348	5,779
Engineering and product development	17,243	18,180	49,493	58,140
General, administrative, and other	11,864	17,325	34,976	46,279
Total	$34,155	$39,955	$99,497	$119,232

 10.    Leases

The Company’s operating leases expire between 2027 and 2037 and are primarily for its corporate office spaces. Certain leases have rent abatement, escalating rent payment provisions, lease renewal options, and tenant allowances. Rent expense is recognized on a straight-line basis over the non-cancelable lease term, except when it is reasonably certain that the renewal option will be exercised.

In June 2026, the Company commenced a new lease for office space with an initial lease term expiring in 2033. Upon lease commencement, the Company recognized an operating lease right-of-use asset of $8.1 million and a corresponding lease liability of $8.0 million.

In August 2026, the Company commenced a new lease for office space with an initial lease term expiring in 2037. Upon lease commencement, the Company recognized an operating lease right-of-use asset of $39.8 million and a corresponding lease liability of $39.4 million.

Future minimum lease payments are as follows:

September 30, 2026
Remaining 2026	$1,561
2027	9,022
2028	10,876
2029	9,575
2030	6,740
Thereafter	43,024
Total undiscounted lease payments	80,798
Less: Present value adjustment	(19,807)
Operating lease liabilities	$60,991

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The Company had no finance lease expense during the three and nine months ended September 30, 2025 and 2026. The Company’s operating lease expense consists of rent and variable lease payments. Variable lease payments such as common area maintenance and parking fees, were included in operating expenses. Rent expense for the Company’s short-term leases was immaterial during the periods presented. The Company had immaterial sublease income during the three and nine months ended September 30, 2025 and 2026.

Operating lease expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Rent expense	$3,572	$2,455	$10,713	$8,926
Variable lease payments	$947	$516	$2,881	$2,645

Supplemental cash flow and non-cash information related to the Company’s operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Cash paid for amounts included in the measurement of lease liabilities	$3,714	$1,554	$11,039	$9,045
Right-of-use assets capitalized	$—	$39,818	$—	$47,930

Supplemental balance sheet information related to the Company’s operating leases was as follows:

	December 31, 2025	September 30, 2026
Weighted-average remaining lease term (in years)	2.70	8.55
Weighted-average discount rate	7.13%	6.30%

 11.    Commitments and Contingencies
Commitments

The Company has loan purchase obligations under the Company’s loan agreements with certain lending partners. These lending partners retain ownership of the loans facilitated through Upstart’s platform for three days or longer (the “holding period”) after origination, as required under the respective agreements. The Company has committed to purchase the loans at the conclusion of the required holding period. As of December 31, 2025 and September 30, 2026, the total loan purchase commitment included outstanding principal balance of $116.9 million and $152.5 million, respectively.

The Company has commitments to fund future advances on HELOCs. As of December 31, 2025 and September 30, 2026, these commitments were $18.0 million and $21.2 million, respectively, however, since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

From time to time the Company is subject to, and it is presently involved in, various litigation and legal proceedings arising from the ordinary course of business activities, the outcome of which the Company cannot reasonably determine. Other than the class actions and derivative actions described below, the Company does not believe that it is presently a party to any litigation of which the outcome would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. As of December 31, 2025 and September 30, 2026, immaterial loss contingencies were recorded in connection with legal proceedings.

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

Repurchases

Under the terms of our agreements with lending partners and institutional investors, as well as in agreements with investors in securitizations and pass-through certificate transactions, the Company may, in certain circumstances, become obligated to repurchase loans from or indemnify such lending partners and institutional investors. Generally, these circumstances include the occurrence of verifiable identity theft, the failure of sold loans to meet the terms of certain loan-level representations and warranties that speak as of the time of origination or sale, the failure to comply with other contractual terms with lending partners and institutional investors, or a violation of the applicable federal, state, or local lending laws. For certain loan sales, the Company may also become obligated to repurchase the loans if a borrower defaults shortly after origination or sale. In the event of a repurchase, the Company would experience a loss if the contractual repurchase price of the loan exceeds its fair value on repurchase date.

The maximum potential amount of future payments associated with any repurchase or indemnification obligation is the outstanding balances of the loans held by lending partners and institutional investors, which as of December 31, 2025 and September 30, 2026, was $14,290.4 million and $18,572.7 million, respectively. Actual payments made relating to the Company’s repurchase and indemnification obligations were immaterial and $25.7 million for the three months ended September 30, 2025 and 2026, respectively, and immaterial and $61.4 million for the nine months ended September 30, 2025 and 2026, respectively.

The Company did not have material contingent liabilities related to future loan repurchase obligations as of December 31, 2025 and September 30, 2026. These amounts are included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

Legal

On July 26, 2022, a lawsuit was filed in United States District Court, Southern District of Ohio, captioned Crain v. Upstart Holdings, Inc. et al., Case No. 2:22-cv-02935-ALM-EPD (S.D. Ohio) against the Company, the Company’s then-Chief Executive Officer, and then-Chief Financial Officer, alleging that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Crain lawsuit claims unspecified damages and legal fees. On August 16, 2022, the court appointed a lead plaintiff and approved lead counsel in the Crain action. On December 5, 2022, the lead plaintiff filed a consolidated amended complaint, which names the same defendants as the previous complaint, along with two Company executives, as well as Third Point LLC and its CEO and Third Point Ventures LLC and its managing partner (also a former Upstart board member). The consolidated amended complaint brings the same claims as the previous complaint but adds a claim under Section 20A of the Exchange Act. On February 24, 2023, the defendants filed motions to dismiss the consolidated amended complaint. On September 29, 2023, the Court issued an order, granting in part and denying in part the Upstart defendants’ motion, and granting the motion filed by Third Point LLC and its CEO and Third Point Ventures LLC. On November 7, 2023, the Upstart defendants filed a motion for reconsideration, which the Court denied on August 5, 2024. On February 2, 2024, Lead Plaintiff, Universal-Investment-Gesellschaft mbH, and plaintiffs, Kathy Brooks and Kevin Crain, filed a motion for an order to certify this matter, now captioned In re Upstart Holdings Securities Litigation, as a class action, appoint themselves as class representatives, and approve their selection of Motley Rice LLC and Robbins Geller Rudman & Dowd LLP as co-class counsel, which motion the Court granted on March 27, 2025. On December 6, 2024, plaintiffs filed a motion for leave to file a first amended complaint, which motion the Court granted on September 29, 2025. The first amended complaint adds back as defendants Third Point LLC and its CEO and Third Point Ventures LLC. On November 14, 2025, Third Point LLC, its CEO, Third Point Ventures LLC, and its managing partner moved to dismiss the claims asserted against them in the first amended complaint, which motion the Court granted in part and denied in part on September 30, 2026. The Company believes the remaining claims against it in the action are without merit and intends to defend itself vigorously.

On July 28, 2022, a derivative lawsuit was filed in United States District Court, Southern District of Ohio, captioned OConnor v. Huber et al., Case No. 2:22-cv-02961-EAS-KAJ (S.D. Ohio). The OConnor action includes allegations similar to those in the Crain complaint, and names as defendants each of the Company’s then-current board members and its then-Chief Financial Officer. The Company is named as a nominal defendant. The OConnor action includes claims for violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The OConnor action seeks unspecified monetary damages and an accounting from the individual defendants. The OConnor action also seeks unspecified corporate governance and internal procedure modifications, punitive damages, and legal fees.

On October 7, 2022, a second derivative lawsuit was filed in United States District Court, Southern District of Ohio, captioned Chung v. Huber et al., No. 2:22-cv-03620-MHW-CMV (S.D. Ohio). The Chung action includes allegations similar to those in the OConnor complaint, and names as defendants each of the Company’s then-current board members, a former board member, and its then-Chief Financial Officer. The Company is named as a nominal defendant. The Chung action includes claims for violation of Section 10(b), 14(a), and 21D of the Exchange Act, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The Chung action seeks unspecified monetary damages, restitution, and attorney’s fees and costs from the individual defendants. It also seeks corporate governance and internal procedure modifications.

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

On February 3, 2023, a third derivative lawsuit was filed, in the United States District Court, District of Delaware, captioned Hsu v. Girouard, et al., 1:23-cv-00132-UNA (D. Del.). The Hsu action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants each of the Company’s then-current board members, a former board member, and its then-Chief Financial Officer. The Company is named as a nominal defendant. The Hsu action includes claims for violation of Section 14(a) of the Exchange Act as well as breach of fiduciary duties, and seeks unspecified monetary damages, restitution, and attorney’s fees and costs from the individual defendants. It also seeks corporate governance and internal procedure modifications. On February 16, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Hsu action until resolution of the related securities class action.

On March 8, 2023, a fourth derivative lawsuit was filed, in the United States District Court, District of Delaware, captioned Sornchai et al. v. Girouard, et al., 1:23-cv-00253-MN (D. Del.). The Sornchai action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants each of the Company’s then-current board members, a former board member, its then-Chief Financial Officer, and a Company executive. The Company is named as a nominal defendant. The Sornchai action includes claims for violations of Sections 10(b), 14(a) and 21D of the Exchange Act, breach of fiduciary duties, breach of fiduciary duty through misappropriation of material non-public information, and unjust enrichment, and seeks unspecified monetary damages, restitution, and attorney’s fees and costs from the individual defendants. It also seeks corporate governance and internal procedure modifications. On March 24, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Sornchai action until resolution of the related securities class action.

On April 5, 2023, a fifth derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Okhai v. Girouard, et al., C.A. No. 2023-0401-BWD (Del. Ch.). The Okhai action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants the Company’s then-current board members, two former board members, its then-Chief Financial Officer, and two then-current or former Company executives, as well as Third Point LLC and Third Point Ventures LLC. The Okhai action includes claims for breach of fiduciary duty, aiding and abetting such alleged breaches, and unjust enrichment, and seeks equitable and/or injunctive relief, restitution, and attorney’s fees and costs from the individual defendants. On August 3, 2023, in response to a motion to stay by the defendants in the Okhai action, the Court stayed the Okhai action until resolution of the motion to dismiss in the related securities class action. Following the issuance of the September 29, 2023 order on the motion to dismiss in the related securities class action, on November 16, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Okhai action until resolution of the motion for reconsideration of the September 29, 2023 order on the motion to dismiss in the related securities class action. Following denial of the motion for reconsideration in the related securities class action, the parties in the Okhai action finished briefing and argued the defendants’ motion to continue the stay. On October 24, 2024, the Court continued the stay until February 1, 2025. On January 31, 2025, the parties submitted to the Court a proposed schedule for briefing Defendants’ motion to continue the stay. On April 11, 2025, in response to a joint stipulation and proposed order submitted by the parties, the Court ordered that the case remain stayed pending plaintiffs filing a consolidated amended complaint on or before May 7, 2025, after which Defendants filed a renewed motion to stay. Subsequent developments are discussed below.

On October 13, 2023, a sixth derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Romanyshyn v. Girouard, et al., C.A. No. 2023-1029-BWD (Del. Ch.). The Romanyshyn action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

defendants current and former directors and Company executives, as well as Third Point LLC and its CEO, and Third Point Ventures LLC. The Romanyshyn action includes claims for breach of fiduciary duty, and seeks unspecified monetary damages, restitution, and attorney’s fees and costs from the individual defendants. It also seeks corporate governance and internal procedure modifications. On November 3, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Romanyshyn action pending the outcome of the motion to stay in the related Okhai derivative action. Subsequent developments are discussed below.

On October 24, 2023, a seventh derivative lawsuit was filed, in the Court of Chancery of the State of Delaware, captioned Agarwal v. Girouard, et al., C.A. No. 2023-1075-BWD (Del. Ch.). The Agarwal action includes allegations similar to those in the consolidated derivative matter pending in Ohio, and names as defendants current and former directors and Company executives, as well as Third Point LLC and its CEO, and Third Point Ventures LLC. The Agarwal action includes claims for breach of fiduciary duty, and seeks unspecified monetary damages, restitution, and attorney’s fees and costs from the individual defendants. It also seeks corporate governance and internal procedure modifications. On November 3, 2023, in response to a joint stipulation and proposed order submitted by the parties, the Court stayed the Agarwal action pending the outcome of the motion to stay in the related Okhai derivative action. Subsequent developments are discussed below.

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

 12.    Income Taxes

The Company’s effective tax rates for the three and nine months ended September 30, 2025 and 2026, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Provision for income taxes	$124	$665	$202	$1,363
Effective tax rate	0.39%	1.79%	0.57%	2.85%

The Company’s tax provision and the resulting effective tax rate for interim periods are determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising during the period. The increase in the Company’s effective tax rate for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was primarily driven by an increase in the Company’s state tax liabilities, despite maintaining a full valuation allowance. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowance recorded against the Company’s deferred tax assets, as management has determined that it is more likely than not that some or all of these deferred tax assets will not be realized.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

 13.    Net Income Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Numerator:
Net income attributable to common stockholders	$31,805	$36,578	$34,965	$46,471
Add: Dilutive effect of convertible senior notes, net(1)(3)	(6,664)	4,863	(5,585)	1,605
Net income attributable to common stockholders, diluted	$25,141	$41,441	$29,380	$48,076
Denominator:
Weighted-average common shares outstanding used to calculate net income per share, basic	96,682,774	97,998,632	95,503,380	97,162,308
Stock options, RSUs, and ESPP	8,046,066	4,168,054	8,039,386	4,302,387
Convertible senior notes(2)(3)	4,995,829	23,244,561	2,378,819	8,363,835
Weighted-average effect of dilutive securities	13,041,895	27,412,615	10,418,205	12,666,222
Weighted-average common shares outstanding used to calculate net income per share, diluted	109,724,669	125,411,247	105,921,585	109,828,530

Net income per share, basic	$0.33	$0.37	$0.37	$0.48
Net income per share, diluted	$0.23	$0.33	$0.28	$0.44
_________
(1)Diluted net income attributable to common stockholders reflects adjustments to reverse interest expense and any gains on extinguishment of debt, net of tax, associated with convertible senior notes whose assumed conversion was dilutive under the if-converted method.
(2)Represents the weighted-average incremental shares issuable upon assumed conversion of dilutive convertible senior notes under the if-converted method.
(3)For the three months ended September 30, 2026, the 2029, 2030, and 2032 Notes were dilutive. For the nine months ended September 30, 2026, only the 2032 Notes were dilutive. For the three and nine months ended September 30, 2025, the 2026 and 2032 Notes were dilutive.

Upstart Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(Unaudited)

The following securities were excluded from the computation of diluted net income per share for the periods presented, due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Options to purchase common stock	1,250,222	2,411,912	1,398,669	2,420,597
Unvested RSUs	256,118	1,138,195	1,970,324	4,190,649
Unvested PRSUs	—	1,726,737	—	1,726,737
Purchase rights committed under the ESPP	—	—	68,965	124,149
Convertible senior notes	14,880,726	233,277	14,880,726	15,114,003
Total	16,387,066	5,510,121	18,318,684	23,576,135

14.    Segment Information

The Company’s organization and management structure is designed to support development of different lending product offerings, which are grouped into three operating segments - Unsecured Lending(1) (personal loans, small dollar loans, and unsecured revolving credit lines), Auto Lending (auto refinance loans, auto retail loans, and auto secured personal loans), and Other (HELOCs and other). These operating segments are separately managed and evaluated by the CODM, the Company’s Chief Executive Officer, who allocates resources and assesses performance at this level. The Company has determined that only one operating segment, Unsecured Lending, meets the definition of a reportable segment.

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

The following table presents financial information, including Contribution Profit, for the Company’s Unsecured Lending segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Unsecured Lending(1)
Revenue from fees, net	$253,192	$329,939	$672,254	$921,634
Borrower acquisition costs(2)	(61,771)	(76,280)	(164,161)	(241,371)
Borrower verification and servicing costs(3)	(34,445)	(41,522)	(96,085)	(118,924)
Contribution Profit for Unsecured Lending	$156,976	$212,137	$412,008	$561,339

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

The following table presents a reconciliation of total Contribution Profit to Net income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Contribution Profit - Unsecured Lending	$156,976	$212,137	$412,008	$561,339
Reconciling items:
Contribution Profit/(Loss) - Other Segments(1)	(9,570)	5,833	(21,687)	(12,964)
Sales and marketing, net of borrower acquisition costs(2)	(11,582)	(10,883)	(34,160)	(35,309)
Customer operations, net of borrower verification and servicing costs(3)	(5,919)	(8,476)	(18,826)	(24,754)
Engineering and product development	(64,026)	(92,652)	(190,689)	(266,624)
General, administrative, and other	(60,779)	(76,452)	(185,910)	(232,900)
Interest income, interest expense, and fair value adjustments, net	18,566	6,492	62,976	54,332
Other income, net	1,017	1,244	4,209	4,714
Gain on debt extinguishment	7,246	—	7,246	—
Net income before income taxes	$31,929	$37,243	$35,167	$47,834
_________
(1)Includes Auto Lending and Other operating segments, which did not meet the separate reporting or aggregation criteria under GAAP.
(2)Borrower acquisition costs were $67.3 million and $91.2 million for the three months ended September 30, 2025 and 2026, respectively, and were $176.8 million and $285.7 million for the nine months ended September 30, 2025 and 2026, respectively. Borrower acquisition costs consist of the Company’s sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for the Company’s business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses.
(3)Borrower verification and servicing costs were $43.9 million and $54.9 million for the three months ended September 30, 2025 and 2026, respectively, and were $117.7 million and $155.0 million for the nine months ended September 30, 2025 and 2026, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of the Company’s customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses.

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

Corporate Revolving Credit Facility

On October 16, 2026, Upstart Network, Inc. (the “Borrower”), a wholly-owned subsidiary of the Company, entered into a credit agreement providing for a senior secured revolving credit facility with an aggregate principal amount of up to $200.0 million (the “Revolver”). Proceeds of the Revolver will be used for general corporate purposes and to provide additional financing flexibility during the initial capitalization of Upstart Bank, N.A. (“Upstart Bank”). The timing and opening of Upstart Bank remain subject to required regulatory approvals.

The Revolver matures on October 15, 2027, unless terminated earlier, including 45 days after Upstart Bank’s initial capitalization. Outstanding borrowings must be repaid with proceeds from certain affiliate loan sales to Upstart Bank, upon which the Revolver will terminate. Borrowings bear interest at Term SOFR plus a margin ranging from 2.75% to 3.25%, with an initial margin of 3.00%. The Revolver is guaranteed by the Company and certain subsidiaries and secured by substantially all assets of the Borrower and certain subsidiaries, excluding Upstart Bank’s equity interests and assets. The Revolver also includes covenants that require the Company and its subsidiaries that are pledging assets as collateral to maintain (i) minimum liquidity of not less than $100.0 million, (ii) the sum of consolidated eligible assets, plus liquidity in excess of $100.0 million, of not less than $300.0 million in the aggregate, and (iii) a maximum consolidated secured gross leverage ratio of not more than 2.50 to 1.00. The occurrence of an event of default under the Revolver could result in all loans and other obligations under the Revolver becoming immediately due and payable and the Revolver being terminated.

On October 20, 2026, the Borrower borrowed $175.0 million under the Revolver.

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
Overview

Upstart is the leading AI lending marketplace. We aim to radically reduce the cost and complexity of borrowing for all Americans by using our proprietary AI models to remake the entire lending process. Upstart’s marketplace supports both unsecured and secured loans. Unsecured loans include personal loans, small dollar loans, and our new unsecured revolving credit product, Cash Line. Secured loans include auto loans – including retail, refinance1, and auto secured personal loans – and HELOCs. Long-term, our vision is to become the always-on, everything-store for credit, where we can automatically approve borrowers at the right prices – instantly and effortlessly.

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

Beyond core underwriting, we apply our proprietary AI models to other areas of our business, such as income and identity verification, fraud detection, and identifying loan stacking behavior, among others. The result is an exceptional digital-first experience with significant levels of automation. For example, during the nine months ended September 30, 2026, 91% of loans on our platform were fully automated, with no human intervention by Upstart. Consumer acquisition is another area where we apply our AI, making these activities increasingly efficient. Consumers primarily access Upstart-powered loans through Upstart.com and, for automotive retail in particular, through auto dealerships that use Upstart’s Auto Finance software.

Our dynamic marketplace allows us to serve borrowers across the credit spectrum. Loans issued through our marketplace are purchased by our network of institutional investors, retained or purchased by our lending partners, or in certain instances, held on our balance sheet. Out of the total principal of loans facilitated on our marketplace during the nine months ended September 30, 2026, 64% were purchased by institutional investors, 30% were retained or purchased by our lending partners, and 6% were held on our balance sheet as of September 30, 2026. Investors may also invest in securities collateralized by Upstart-powered loans through our pass-through and securitization programs.

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

1 Beginning in the second quarter of 2026, auto refinance loans are no longer offered on our platform.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
We retain certain loans on our balance sheet for R&D purposes, including to test and evaluate our AI models for newer products and to aid in price discovery. As of September 30, 2026, 51% of loans held on our balance sheet were for R&D purposes, primarily related to our seasoned auto refinance, auto retail loans and HELOCs, as well as newer products including small dollar loans and auto secured personal loans. As products develop and achieve market fit, we no longer consider them as R&D. For example, beginning in the quarter ended June 30, 2026, newly originated auto refinance, auto retail loans and HELOCs were no longer classified as R&D.

We may also retain loans on our balance sheet for purposes unrelated to product development, including to bridge the timing between origination and sales of loans.
Credit Performance

We consider credit performance of Upstart-powered loans to be one of the most important measures of the effectiveness of our AI models. Credit performance is influenced by multiple factors, including certain macroeconomic conditions that are not predicted by our AI models, and affects our business in three fundamental ways.

First, credit performance impacts the value of our assets and liabilities as well as our results of operations. For example, changes in credit performance affect the fair value of the loans held on our balance sheet, as well as the related adjustments and interest income recognized in our results of operations. Actual credit performance of the loans sold to third parties and changes in expected credit losses relative to our initial estimates at the time of origination or sale also affect the fair value of beneficial interests associated with our committed capital and other co-investment arrangements. For additional information on the impact of credit risk, including the impact to the fair value of our loans and beneficial interests, refer to Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q.

Second, our expectations for future credit performance inform the interest rates offered to borrowers on our marketplace and affect the number of loans we can approve on competitive terms. Because we have historically limited the maximum annual percentage rates offered on Upstart-powered loans, changes in expected credit losses can affect the number of loan offers we make and terms we offer. We use the UMI, discussed below under “Impact of Macroeconomic Environment,” to quantify the macroeconomic component of this risk.

Third, the returns earned by our lending partners and institutional investors on Upstart-powered loans may affect their willingness to continue to provide capital to our marketplace. Capital providers generally evaluate these returns relative to alternative investment opportunities. As of September 30, 2026, an equal investment across the 12 recent quarterly vintages of Upstart-powered personal loans would have generated an average return, net of servicing fees, of approximately 660 basis points above yield on two-year U.S. Treasury securities, prevailing at each vintage’s origination. Each individual vintage exceeded the comparable Treasury yield by approximately 500 basis points or more, net of servicing fees.

Impact of Macroeconomic Environment

In addition to impacting credit performance, the macroeconomic environment has a direct and indirect impact on our business, financial condition, and results of operations. In an economic downturn, we believe consumer lending will generally contract. Lending partners and institutional investors will generally require higher rates of return, which in turn increases the interest rates offered to borrowers, leading to lower borrower demand. Macroeconomic factors can also cause fluctuations of available capital in our lending marketplace due to shifts in the risk preferences of our lending partners and institutional investors. We expect these dynamics would generally invert in an economic upswing.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

To respond to macroeconomic changes and provide relevant and up-to-date information to our lending partners, we introduced a new metric, the UMI, in 2023. As of September 30, 2026, UMI remained elevated, measured at approximately 1.50, meaning that current macroeconomic conditions contributed an incremental risk of approximately 50% to the repayment performance of an Upstart-powered unsecured personal loan, compared to the baseline measurement of 1.0. Subsequent to September 30, 2026, UMI increased to approximately 1.53, indicating an incremental increase in macroeconomic risk.
Key Operating and Non-GAAP Financial Metrics

We focus on several key operating and Non-GAAP financial metrics to measure the performance of our business and help determine strategic direction. The following presents our key operating and financial metrics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Originations, Dollars	$2,854,296	$4,117,800	$7,808,302	$11,790,116
Originations, Number of Loans(1)	428,056	574,089	1,041,361	1,557,459
Conversion Rate(2)	19.4%	18.6%	19.4%	18.9%
Percentage of Loans Fully Automated	91%	90%	91%	91%

Contribution Profit(3)	$147,406	$217,970	$390,321	$548,375
Contribution Margin(3)	57%	60%	57%	55%
Adjusted EBITDA(3)	$71,162	$89,332	$166,792	$206,706
Adjusted EBITDA Margin(3)	26%	24%	22%	20%
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

Originations, Dollars increased 44% in the three months ended September 30, 2026 compared to the same period of 2025, and increased 51% in the nine months ended September 30, 2026 compared to the same period of 2025. Originations, Number of Loans increased 34% and 50% in the three and nine months ended September 30, 2026 compared to the same period of 2025, respectively. These increases were primarily due to model improvements, product initiatives, and increased traffic across our marketing channels. The increase in Originations, Number of Loans was lower than the increase in Originations, Dollars due to the increase in average loan size, primarily reflecting a higher proportion of auto loans and HELOCs and a lower proportion of small dollar loans in the origination mix.
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

Our Conversion Rate decreased to 18.6% and 18.9% in the three and nine months ended September 30, 2026, respectively, from 19.4% in both the three and nine months ended September 30, 2025, primarily driven by our continued expansion into broader borrower segments, which increased application volumes at a faster rate than originations as we maintained disciplined underwriting.

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

Our Percentage of Loans Fully Automated decreased to 90% for the three months ended September 30, 2026 from 91% for the same period in 2025, and remained unchanged at 91% for the nine months ended September 30, 2025 and 2026.
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table provides a calculation of Contribution Profit and Contribution Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Revenue from fees, net	$258,539	$364,030	$684,791	$989,112
Borrower acquisition costs(1)	(67,262)	(91,197)	(176,759)	(285,738)
Borrower verification and servicing costs(2)	(43,871)	(54,863)	(117,711)	(154,999)
Total direct expenses	(111,133)	(146,060)	(294,470)	(440,737)
Contribution Profit	$147,406	$217,970	$390,321	$548,375
Contribution Margin	57%	60%	57%	55%
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

We calculate Adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense and certain payroll tax expenses, depreciation and amortization, expense on convertible notes, provision for income taxes, gain on debt extinguishment, net gain on lease modification and reorganization expenses, as applicable. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue. Adjusted EBITDA and Adjusted EBITDA Margin include interest expense from warehouse and risk retention facilities which is incurred in the course of earning corresponding interest income. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin.

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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Interest Income, Interest Expense, and Fair Value Adjustments, Net

Interest income, interest expense, and fair value adjustments, net is comprised of interest income, interest expense and net changes in the fair value of financial instruments held on our condensed consolidated balance sheets as part of our ongoing operating activities, excluding loan servicing assets and liabilities. Interest income, interest expense, and fair value adjustments, net includes realized gain or loss on the sale of loans. For the three and nine months ended September 30, 2026, interest income, interest expense, and fair value adjustments, net also includes coupon interest expense and amortization of debt issuance costs related to our convertible senior notes and dividend income earned on certain cash accounts, which were previously included in other income, net. Refer to “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. Interest income, interest expense, and fair value adjustments, net can fluctuate based on the fair value of financial instruments held on our condensed consolidated balance sheets. This amount has historically been a small percentage of our total revenue, and we do not manage our business with a focus on growing this component of revenue.
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Income, Net

Other income, net primarily consists of dividend income earned on certain restricted cash balances. For the three and nine months ended September 30, 2025, other income, net included dividend income earned on all unrestricted cash and cash equivalents and restricted cash balances, as well as expense on convertible notes, comprised of coupon interest expense and amortization of debt issuance costs related to our convertible senior notes. For the three and nine months ended September 30, 2026, dividend income earned on certain cash accounts and expense on convertible notes are presented within interest income, interest expense, and fair value adjustments, net. Refer to “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Gain on Debt Extinguishment

In August 2021, we issued $661.3 million in aggregate principal amount of 0.25% convertible senior notes due 2026 (the “2026 Notes”). Gain on debt extinguishment consists of the gain recognized from the repurchase of a portion of the outstanding 2026 Notes during the third quarter of 2025. Refer to “Note 8. Borrowings” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our Notes.

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Revenue:
Revenue from fees, net	$258,539	$364,030	$684,791	$989,112
Interest income, interest expense, and fair value adjustments, net:
Interest income(1)	57,203	56,561	143,394	169,673
Interest expense(1)	(8,794)	(12,879)	(23,586)	(35,780)
Fair value and other adjustments, net	(29,843)	(37,190)	(56,832)	(79,561)
Total interest income, interest expense, and fair value adjustments, net	18,566	6,492	62,976	54,332
Total revenue	277,105	370,522	747,767	1,043,444
Operating expenses(2):
Sales and marketing	78,844	102,080	210,919	321,047
Customer operations	49,790	63,339	136,537	179,753
Engineering and product development	64,026	92,652	190,689	266,624
General, administrative, and other	60,779	76,452	185,910	232,900
Total operating expenses	253,439	334,523	724,055	1,000,324
Income from operations	23,666	35,999	23,712	43,120
Other income, net	1,017	1,244	4,209	4,714
Gain on debt extinguishment	7,246	—	7,246	—
Net income before income taxes	31,929	37,243	35,167	47,834
Provision for income taxes	124	665	202	1,363
Net income	$31,805	$36,578	$34,965	$46,471

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
________
(1)For the three and nine months ended September 30, 2026, interest income and interest expense include dividend income earned on certain cash accounts and expense on convertible notes, respectively, which were previously included in other income, net. Refer to “Note 1. Description of Business and Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(2)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Sales and marketing	$3,371	$2,630	$9,680	$9,034
Customer operations	1,677	1,820	5,348	5,779
Engineering and product development	17,243	18,180	49,493	58,140
General, administrative, and other	11,864	17,325	34,976	46,279
Total stock-based compensation	$34,155	$39,955	$99,497	$119,232
Revenue
Revenue from Fees, Net

The following table sets forth our revenue from fees, net in the periods shown:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2026	$	%	2025	2026	$	%
Platform and referral fees, net	$216,882	$283,139	$66,257	31%	$570,702	$791,823	$221,121	39%
Servicing and other fees, net	41,657	69,807	28,150	68%	114,089	173,726	59,637	52%
Loan sales fees	—	11,084	11,084	100%	—	23,563	23,563	100%
Total revenue from fees, net	$258,539	$364,030	$105,491	41%	$684,791	$989,112	$304,321	44%

Revenue from fees, net increased $105.5 million, or 41%, in the three months ended September 30, 2026, compared to the same period in 2025, which included an increase of $66.3 million in revenue from platform and referral fees, net, an increase of $28.2 million in servicing and other fees, net, and an increase of $11.1 million in loan sales fees. The increase in platform and referral fees, net was primarily driven by a 44% increase in Originations, Dollars from $2,854.3 million in the three months ended September 30, 2025 to $4,117.8 million in the same period in 2026, partially offset by higher loan premium fees and loan trailing fees. The increase in servicing and other fees, net was primarily driven by an increase in the outstanding principal of serviced loans, an increase in net gain on servicing rights upon loan sales, as well as an increase in borrower fees. The increase in loan sales fees was driven by increased volumes of forward-flow sales subject to these fees, which are recognized as part of the sales proceeds received during the three months ended September 30, 2026.

Revenue from fees, net increased $304.3 million, or 44%, in the nine months ended September 30, 2026, compared to the same period in 2025, which included an increase of $221.1 million in revenue from platform and referral fees, net, an increase of $59.6 million in servicing and other fees, net, and an increase of $23.6 million in loan sales fees. The increase in platform and referral fees, net was primarily driven by a 51% increase in the Originations, Dollars from $7,808.3 million in the nine months ended September 30, 2025 to $11,790.1 million in the same period in 2026, partially offset by higher loan premium fees and loan trailing fees. The increase in servicing and other fees, net was primarily driven by an increase in outstanding principal of serviced loans, an increase in net gain on servicing rights upon loan sales, as well as an increase in borrower fees. The increase in loan

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
sales fees was driven by increased volumes of forward-flow sales subject to these fees, which are recognized as part of the sales proceeds received during the nine months ended September 30, 2026.
Interest Income, Interest Expense, and Fair Value Adjustments, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2026	$	%	2025	2026	$	%
Operating entities(1):
Interest income	$53,327	$54,743	$1,416	3%	$129,941	$162,968	$33,027	25%
Interest expense	(7,305)	(12,070)	(4,765)	(65)%	(18,580)	(32,817)	(14,237)	(77)%
Fair value adjustments, net	(27,873)	(36,276)	(8,403)	(30)%	(47,844)	(76,628)	(28,784)	(60)%
Consolidated securitization entities:
Interest income	3,876	1,818	(2,058)	(53)%	13,453	6,705	(6,748)	(50)%
Interest expense	(1,489)	(809)	680	46%	(5,006)	(2,963)	2,043	41%
Fair value adjustments, net	(1,970)	(914)	1,056	54%	(8,988)	(2,933)	6,055	67%
Total Company:
Interest income	57,203	56,561	(642)	(1)%	143,394	169,673	26,279	18%
Interest expense	(8,794)	(12,879)	(4,085)	(46)%	(23,586)	(35,780)	(12,194)	(52)%
Fair value adjustments, net	(29,843)	(37,190)	(7,347)	(25)%	(56,832)	(79,561)	(22,729)	(40)%
Total interest income, interest expense, and fair value adjustments, net	$18,566	$6,492	$(12,074)	(65)%	$62,976	$54,332	$(8,644)	(14)%
_________
(1)Consists of balances recognized by entities participating in ongoing operating activities of the Company, excluding entities associated with the UPST 2023-2 consolidated securitization.

Interest income, interest expense, and fair value adjustments, net decreased $12.1 million, or 65% in the three months ended September 30, 2026, compared to the same period in 2025. The decrease was driven by a $7.3 million increase in unfavorable fair value adjustments, a $4.1 million increase in interest expense, and a $0.6 million decrease in interest income. The increase in unfavorable fair value adjustments is attributable to an $11.3 million increase in unrealized losses and loan charge-offs, and a $2.9 million increase in realized losses on loan sales during the three months ended September 30, 2026 compared to the same period in 2025, partially offset by a $6.9 million decrease in fair value and realized losses on beneficial interests. The increase in interest expense was due to $5.0 million expense on convertible senior notes incurred during the three months ended September 30, 2026, which was previously included in other income, net, partially offset by a $0.7 million decrease in interest expense recognized by consolidated securitization entities due to lower payable to securitization note holders during the period, and a $0.2 million net decrease in interest expense on borrowing facilities and loans recognized by operating entities. The decrease in interest income was primarily due to the decrease in the balance of loans held on the condensed consolidated balance sheets, as well as a decrease in the balance of loans held in the consolidated securitization during the period, partially offset by dividend income earned on certain cash accounts during the three months ended September 30, 2026, which was previously included in other income, net, and an increase in balance of notes receivable and residual certificates held on the condensed consolidated balance sheets by operating entities.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Interest income, interest expense, and fair value adjustments, net decreased $8.6 million, or 14% in the nine months ended September 30, 2026, compared to the same period in 2025. The decrease was driven by a $22.7 million increase in unfavorable fair value adjustments and a $12.2 million increase in interest expense, partially offset by a $26.3 million increase in interest income. The increase in unfavorable fair value adjustments is attributable to an $18.1 million increase in realized losses on loan sales, a $4.9 million increase in unrealized losses and loan charge-offs, partially offset by a $0.3 million decrease in fair value and realized losses on beneficial interests during the nine months ended September 30, 2026 compared to the same period in 2025. The increase in interest expense was primarily due to $15.2 million expense on convertible senior notes incurred during the nine months ended September 30, 2026, which was previously included in other income, net, partially offset by a $2.0 million decrease in interest expense recognized by consolidated securitization entities due to lower payable to securitization note holders during the period, and a $0.8 million net decrease in interest expense on borrowing facilities and loans recognized by operating entities. The increase in interest income was primarily due to the dividend income earned on certain cash accounts during the nine months ended September 30, 2026, which was previously included in other income, net, as well as the increase in balances of notes receivable and residual certificates held on the condensed consolidated balance sheets by operating entities, partially offset by a decrease in the balance of loans held in the consolidated securitization during the period.

Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2026	$	%	2025	2026	$	%
Sales and marketing	$78,844	$102,080	$23,236	29%	$210,919	$321,047	$110,128	52%
% of revenue	28%	28%			28%	31%

Sales and marketing expenses increased by $23.2 million, or 29%, in the three months ended September 30, 2026 compared to the same period in 2025, which was driven primarily by a $23.9 million increase in advertising and borrower acquisition costs, partially offset by a $0.6 million decrease in payroll and other personnel-related expenses. As a percentage of total revenue, sales and marketing expenses remained unchanged at 28%.

Sales and marketing expenses increased by $110.1 million, or 52%, in the nine months ended September 30, 2026 compared to the same period in 2025, which was driven primarily by a $109.0 million increase in advertising and borrower acquisition costs and a $1.7 million increase in payroll and other personnel-related expenses, partially offset by a $0.6 million decrease in marketing operation expenses. As a percentage of total revenue, sales and marketing expenses increased from 28% to 31%.

Customer Operations

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2026	$	%	2025	2026	$	%
Customer operations	$49,790	$63,339	$13,549	27%	$136,537	$179,753	$43,216	32%
% of revenue	18%	17%			18%	17%

Customer operations expenses increased by $13.5 million, or 27%, in the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily due to an $8.1 million increase in information verification expenses and systems expenses, a $4.0 million increase in servicing expenses, and a $1.1

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
million increase in payroll and other personnel-related expenses. As a percentage of total revenue, customer operations expenses decreased from 18% to 17%.

Customer operations expenses increased by $43.2 million, or 32%, in the nine months ended September 30, 2026, compared to the same period in 2025. The increase was primarily due to a $25.2 million increase in information verification expenses and systems expenses, a $9.7 million increase in servicing expenses, and a $7.9 million increase in payroll and other personnel-related expenses. As a percentage of total revenue, customer operations expenses decreased from 18% to 17%.

Engineering and Product Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2026	$	%	2025	2026	$	%
Engineering and product development	$64,026	$92,652	$28,626	45%	$190,689	$266,624	$75,935	40%
% of revenue	23%	25%			26%	26%

Engineering and product development expenses increased by $28.6 million, or 45%, for the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily due to a $14.4 million increase in other engineering operating expenses driven by data and infrastructure costs and a $14.2 million increase in payroll and other personnel-related expenses consistent with the increase in headcount. As a percentage of total revenue, engineering and product development expenses increased from 23% to 25%.

Engineering and product development expenses increased by $75.9 million, or 40%, for the nine months ended September 30, 2026, compared to the same period in 2025. The increase was primarily due to a $41.8 million increase in payroll and other personnel-related expenses consistent with the increase in headcount and a $34.1 million increase in other engineering operating expenses driven by data and infrastructure costs. As a percentage of total revenue, engineering and product development expenses remained unchanged at 26%.

General, Administrative, and Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2026	$	%	2025	2026	$	%
General, administrative, and other	$60,779	$76,452	$15,673	26%	$185,910	$232,900	$46,990	25%
% of revenue	22%	21%			25%	22%

General, administrative, and other expenses increased by $15.7 million, or 26%, in the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily due to an $11.6 million increase in payroll and other personnel-related expenses consistent with the increase in headcount, a $2.4 million increase in professional fees and a $1.2 million increase in office and administrative operating related expenses. As a percentage of total revenue, general, administrative, and other expenses decreased from 22% to 21%.

General, administrative, and other expenses increased by $47.0 million, or 25%, in the nine months ended September 30, 2026, compared to the same period in 2025. The increase was primarily due to a $37.1 million increase in payroll and other personnel-related expenses consistent with the increase in headcount, a $6.3 million increase in professional fees, and a $3.2 million increase in office and administrative operating related expenses. As a percentage of total revenue, general, administrative, and other expenses decreased from 25% to 22%.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2026	$	%	2025	2026	$	%
Other income, net	$1,017	$1,244	$227	22%	$4,209	$4,714	$505	12%

In the three months ended September 30, 2026, other income, net increased by $0.2 million, or 22%, compared to the same period in 2025. The increase was primarily driven by dividend income earned on certain cash accounts and expense on convertible notes, which were included within other income, net, for the three months ended September 30, 2025 compared to interest income and interest expense, for the three months ended September 30, 2026. Excluding the impact of this change, other income, net remained relatively consistent for the periods presented.

In the nine months ended September 30, 2026, other income, net increased by $0.5 million, or 12%, compared to the same period in 2025. The increase was primarily driven by dividend income earned on certain cash accounts and expense on convertible notes, which were included within other income, net, for the nine months ended September 30, 2025 compared to interest income and interest expense, for the nine months ended September 30, 2026. Excluding the impact of this change, other income, net remained relatively consistent for the periods presented.

Gain on Debt Extinguishment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2026	$	%	2025	2026	$	%
Gain on debt extinguishment	$7,246	$—	$(7,246)	(100)%	$7,246	$—	$(7,246)	(100)%

In the three and nine months ended September 30, 2026, gain on debt extinguishment decreased by $7.2 million, or 100%, compared to the same periods in 2025. The decrease was due to a gain recognized on the repurchase of a portion of our 2026 Notes in 2025, with no gain on debt extinguishment recognized in 2026.
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

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
In particular, some of the limitations with respect to Adjusted EBITDA and Adjusted EBITDA Margin are as follows:
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Revenue from fees, net	$258,539	$364,030	$684,791	$989,112
Income from operations	23,666	35,999	23,712	43,120
Operating Margin	9%	10%	3%	4%
Sales and marketing, net of borrower acquisition costs(1)	$11,582	$10,883	$34,160	$35,309
Customer operations, net of borrower verification and servicing costs(2)	5,919	8,476	18,826	24,754
Engineering and product development	64,026	92,652	190,689	266,624
General, administrative, and other	60,779	76,452	185,910	232,900
Interest income, interest expense, and fair value adjustments, net	(18,566)	(6,492)	(62,976)	(54,332)
Contribution Profit	$147,406	$217,970	$390,321	$548,375
Contribution Margin	57%	60%	57%	55%

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
_________
(1)Borrower acquisition costs were $67.3 million, and $91.2 million for the three months ended September 30, 2025 and 2026, respectively, and were $176.8 million and $285.7 million for the nine months ended September 30, 2025 and 2026, respectively. Borrower acquisition costs consist of our sales and marketing expenses adjusted to exclude costs not directly attributable to attracting a new borrower, such as payroll-related expenses for our business development and marketing teams, as well as other operational, brand awareness and marketing activities. These costs do not include reorganization expenses.
(2)Borrower verification and servicing costs were $43.9 million, and $54.9 million for the three months ended September 30, 2025 and 2026, respectively, and were $117.7 million and $155.0 million for the nine months ended September 30, 2025 and 2026, respectively. Borrower verification and servicing costs consist of payroll and other personnel-related expenses for personnel engaged in loan onboarding, verification and servicing, as well as servicing system costs. It excludes payroll and personnel-related expenses and stock-based compensation for certain members of our customer operations team whose work is not directly attributable to onboarding and servicing loans. These costs do not include reorganization expenses.

Adjusted EBITDA and Adjusted EBITDA Margin

The following table provides a reconciliation of net income and Net Income Margin to Adjusted EBITDA and Adjusted EBITDA Margin. We define Net Income Margin as net income divided by total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Total revenue	$277,105	$370,522	$747,767	$1,043,444
Net income	31,805	36,578	34,965	46,471
Net Income Margin	11%	10%	5%	4%
Adjusted to exclude the following:
Stock-based compensation and certain payroll tax expenses(1)	$35,404	$40,945	$105,681	$122,938
Depreciation and amortization	6,131	6,119	18,374	19,103
Reorganization expenses	—	—	—	1,678
Expense on convertible notes	4,944	5,025	14,816	15,153
Gain on debt extinguishment	(7,246)	—	(7,246)	—
Provision for income taxes	124	665	202	1,363
Adjusted EBITDA	$71,162	$89,332	$166,792	$206,706
Adjusted EBITDA Margin	26%	24%	22%	20%
_________
(1)Payroll tax expenses include the employer payroll tax-related expense on employee stock transactions, as the amount is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.

Liquidity and Capital Resources

Sources and Uses of Cash and Cash Equivalents

As of September 30, 2026, our primary source of liquidity was cash and cash equivalents of $461.5 million. Changes in the balance of cash and cash equivalents are generally a result of working capital fluctuations and the timing of purchases and sales of loans facilitated through our marketplace. To finance purchases of certain loans facilitated through our lending marketplace, we rely on our warehouse credit facilities through special-purpose trusts and corporate cash. We also rely on our risk retention credit facility to finance certain notes receivable retained in our capacity as the risk retention sponsor.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
During the nine months ended September 30, 2026, we repurchased 3.2 million shares of common stock for $100.1 million. As of September 30, 2026, $122.1 million remains available for future purchases of our common stock under our share repurchase program. Refer to “Note 9. Stockholders’ Equity” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our share repurchase program.

We entered into an “at the market” offering program pursuant to which we may offer and sell, from time to time, shares of our common stock with an aggregate offering price of up to $500.0 million, as described in the prospectus supplement dated February 14, 2025 filed with the SEC. As of September 30, 2026, no shares were issued under the program.

Our convertible senior notes have an aggregate principal balance of $1,621.3 million which matures between 2029 to 2032, unless earlier converted, redeemed, or repurchased in accordance with their terms. Refer to “Note 8. Borrowings” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our Notes.

Our warehouse credit facilities, which mature between October 2027 and June 2029, allow us to borrow up to an aggregate of $650.0 million. Subsequent to September 30, 2026, Upstart Auto Warehouse Trust 2 was amended to set the scheduled maturity date to March 2027. Our risk retention financing facility, which allows us to borrow up to $200.0 million, has a maturity which aligns with the stated maturities of the underlying securitization notes receivable pledged as collateral, which range from 2033 to 2036. As of September 30, 2026, we have drawn an aggregate of $327.6 million on our warehouse credit facilities and $105.3 million on our risk retention financing facility. Refer to “Note 8. Borrowings” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our borrowings.

In October 2026, we entered into a $200.0 million senior secured revolving credit facility and borrowed $175.0 million under the facility. Refer to “Note 15. Subsequent Events” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

Our cash requirements related to operating lease agreements are $80.8 million, of which $7.8 million is expected to be paid within the next 12 months. Refer to “Note 10. Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our operating lease obligations.

We have committed to purchase loans from certain lending partners at the conclusion of the required holding period, which is generally three business days. As of September 30, 2026, the total loan purchase commitment was $152.5 million. The Company also has commitments to fund future advances on HELOCs. As of September 30, 2026, these commitments were $21.2 million; however, since we can limit these commitments under certain conditions or these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. See “Note 11. Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our commitments.

In connection with our committed capital and other co-investment arrangements, we are obligated to put a certain amount of our assets at risk in relation to the credit performance of the underlying loans. The risk in these arrangements is subject to a dollar cap, which represents our maximum exposure to losses under severe, hypothetical circumstances, for which we believe the possibility is remote. As of September 30, 2026, our aggregate maximum exposure to losses was $1,499.1 million. Refer to “Note 4. Beneficial Interests” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. Our cash requirements for the next 12 months related to investments in these existing arrangements is estimated to be up to $354.7 million from cash and cash equivalents and up to $26.2 million from restricted cash.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended September 30,
	2025	2026
Net cash used in operating activities	$(256,277)	$(289,681)
Net cash provided by (used in) investing activities	(308,909)	212,144
Net cash provided by financing activities	425,828	148,993
Change in cash, cash equivalents and restricted cash	$(139,358)	$71,456

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

Net cash used in operating activities was $289.7 million for the nine months ended September 30, 2026, which consisted of $542.3 million net changes in operating assets and liabilities, adjustments for non-cash items of $206.1 million, and net income of $46.5 million. The increase in non-cash adjustments was primarily related to $119.2 million of stock-based compensation expense, $111.0 million of changes in fair value of loans, and $17.8 million of changes in fair value of servicing assets, partially offset by $37.5 million net gain on loan servicing rights from loan sales. The decrease in net changes in operating assets and liabilities was primarily related to $683.3 million net purchases and originations of loans held-for-sale, partially offset by $163.5 million in principal payments received for loans held-for-sale and loans held in consolidated securitization.

Net Cash from Investing Activities

Net cash provided by investing activities was $212.1 million for the nine months ended September 30, 2026 as a result of $289.8 million of principal payments received for loans held-for-investment and notes receivable, $180.9 million of net proceeds from beneficial interest assets (hybrid instruments), partially offset by $241.9 million of net purchase and origination of loans held-for-investment, and $13.0 million of capitalized software costs.

Net Cash from Financing Activities

Net cash provided by financing activities was $149.0 million for the nine months ended September 30, 2026 primarily due to $259.8 million of net proceeds from borrowings, and $59.1 million change in payables to investors, partially offset by $100.1 million of common stock repurchases and $66.5 million in repayments of the 2026 Notes at their maturity.

Upstart Holdings, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Composition of Balance Sheet Loan Portfolio

As of September 30, 2026, we held $940.7 million of loans on our condensed consolidated balance sheet. Of this amount, $429.2 million consisted of non-R&D Loans, the majority of which would otherwise be purchased by third parties. We also held $482.6 million of R&D Loans originated primarily to test and evaluate our AI models for new products and borrower segments and to aid in price discovery. In addition, we held $28.9 million of loans through the consolidated securitization. We will continue to utilize our capital to support R&D activities and, at times, as a funding source for loans during periods of marketplace funding constraints or to bridge the timing between origination and sales of loans. The extent and timing of utilizing our capital as a funding source for loans will largely depend on the availability of capital in our marketplace relative to the demand from qualified borrowers and our business priorities. We plan to sell loans held on our balance sheet to lending partners and institutional investors over time in the form of secondary sales or securitizations and pass through issuances.

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

Our critical accounting policies are described in Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these policies during the nine months ended September 30, 2026.

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

As of December 31, 2025 and September 30, 2026, we were exposed to market discount rate risk on $930.8 million and $911.9 million, respectively, of loans held on our condensed consolidated balance sheets, excluding loans held in the consolidated securitization. The fair value of these loans is estimated using a DCF methodology, where the discount rate represents an estimate of the required rate of return by market participants. Changes in the discount rates for loans held on our balance sheet reflect the expected returns of similar financial instruments available in the market and can be caused by changes in the market interest rates, expected loan performance, and other factors. Any gains and losses from discount rate changes are recorded in earnings. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $12.0 million and $23.6 million decrease, respectively, in the fair value of loans as of December 31, 2025 and a $10.7 million and $21.1 million decrease, respectively, as of September 30, 2026.

As of December 31, 2025 and September 30, 2026, we held $53.8 million and $28.9 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the condensed consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes receivable and residual certificates issued as part of the consolidated securitization, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, their value is eliminated as part of the consolidation process. A hypothetical 100 basis point and 200 basis point increase in the discount rate does not result in a material impact to the fair value of loans held in consolidated securitization as of December 31, 2025 and September 30, 2026.

As of December 31, 2025 and September 30, 2026, we were exposed to market discount rate risk on payable to securitization note holders of $46.5 million and $25.5 million, respectively. A hypothetical 100 basis point and 200 basis point increase in the discount rate does not result in a material impact to the fair value of payable to securitization note holders as of December 31, 2025 and September 30, 2026.

As of December 31, 2025 and September 30, 2026, we were exposed to market discount rate risk on other financial instruments, including $396.2 million and $613.7 million of beneficial interest assets, respectively. Beneficial interest assets are estimated at fair value using a DCF model, which considers projected defaults, losses and recoveries to project future losses and net cash flows on the underlying loans. We use different discount rates depending on the type of underlying collateral as well as for expected cash flows associated with demonstrated to-date credit performance and those associated with future credit performance. A hypothetical 100 basis point and 200 basis point increase in the discount rate would result in a $4.9 million and $9.7 million decrease, respectively, in the fair value of beneficial interest assets as of December 31, 2025, and a $6.6 million and $13.1 million decrease, respectively, as of September 30, 2026.

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

As of December 31, 2025 and September 30, 2026, we were exposed to credit risk on $930.8 million and $911.9 million, respectively, of loans held on our condensed consolidated balance sheets, excluding loans held in the consolidated securitization. Loans bear fixed interest rates and are carried on our condensed consolidated balance sheets at fair value. As of December 31, 2025, a hypothetical 10% and 20% increase in credit risk would result in a $10.5 million and $20.4 million decrease, and as of September 30, 2026, a hypothetical 10% and 20% increase in credit risk would result in a $8.3 million and $16.2 million decrease in the fair value of loans, respectively.

As of December 31, 2025 and September 30, 2026, we held $53.8 million and $28.9 million, respectively, of loans held in the consolidated securitization which are included in loans, at fair value, on the condensed consolidated balance sheets. The fair value of these loans is determined by the sum of the fair value of the related securitization notes receivable and residual certificates issued by the consolidated entities, and uses the same projected net cash flows as the underlying collateral loan pool. As the Company retained all residual certificates issued by the consolidated securitization, the residual certificates value is eliminated as part of the consolidation process. A hypothetical 10% and 20% increase in the credit risk does not result in a material impact to the fair value of loans held in the consolidated securitization as of December 31, 2025 and September 30, 2026.

We are also exposed to credit risk through credit risk rate spreads on beneficial interest assets and beneficial interest liabilities held on the condensed consolidated balance sheet of $396.2 million and $5.1 million, respectively, as of December 31, 2025, and $613.7 million and $20.6 million, respectively, as of September 30, 2026. These assets and liabilities are associated with committed capital and other co-investment arrangements with third parties, in which the Company puts certain amounts of assets at risk. See “Note 4. Beneficial Interests” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on maximum exposure to losses from these arrangements. A hypothetical 10% and 20% adverse shock of the credit risk rate on the underlying loan portfolios would result in a $80.1 million and $158.2 million decrease, respectively, in the fair value of beneficial interest assets held on our condensed consolidated balance sheet, and $22.4 million and $44.4 million increase in the fair value of beneficial interest liabilities on our condensed consolidated balance sheet, respectively, as of December 31, 2025. A hypothetical 10% and 20% adverse shock of the credit risk rate on the underlying loan portfolios would result in a $114.8 million and $226.9 million decrease, respectively, in the fair value of beneficial interest assets, and $27.3 million and $53.4 million increase in the fair value of beneficial interest liabilities, respectively, as of September 30, 2026.

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

Upstart Holdings, Inc.

As of December 31, 2025 and September 30, 2026, we held $1,057.0 million and $1,128.5 million, respectively, related to cash, cash equivalents and restricted cash in business checking accounts and interest-bearing deposit accounts as well as money market accounts at various financial institutions in the United States. We are exposed to credit risk in the event of default by these financial institutions to the extent the amount recorded on our condensed consolidated balance sheets exceeds the insured amounts by the FDIC. We reduce credit risk by placing our cash, cash equivalents and restricted cash in reputable institutions.

As of December 31, 2025 and September 30, 2026, $191.6 million and $181.0 million, respectively, of the Company’s cash was held by one of our institutional investors in relation to the line of credit receivable and beneficial interest asset. We mitigate our risk exposure through corporate guarantees provided by the investor.
Interest Rate Risk

An increase in interest rates typically results in an increase in the rate of return required by lending partners and institutional investors, and therefore leads to a decrease in borrower demand. Higher interest rates also correspond with higher payment obligations for borrowers, which may reduce the ability of individual borrowers to qualify for a loan, or to remain current on their obligations, leading to increased delinquencies, defaults, borrower bankruptcies and charge-offs, and decreasing recoveries, all of which could have a material adverse effect on our business. We expect these outcomes would generally invert in an environment of decreasing interest rates.

An increase or decrease in interest rates may also impact our exposure to interest rate risk on our warehouse credit facilities. As of December 31, 2025 and September 30, 2026, we were exposed to interest rate risk on $97.3 million and $327.6 million, respectively, under our warehouse credit facilities, which bear floating interest rates. Changes in interest rates may impact our cost of borrowing.
Equity Investment Risk

Our non-marketable equity securities are subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our investments.

Our non-marketable equity investments are in equity securities of privately-held companies without readily determinable fair values. We elected to account for each such investment using the measurement alternative which is cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. The determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment and is inherently complex due to the lack of readily available market data. We consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of each investment. We also assess our non-marketable equity securities for impairment on a quarterly basis. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology, general market conditions and liquidity considerations. Adjustments and impairments are recorded in other income, net on the condensed consolidated statements of operations and comprehensive income upon recognition of such adjustments or impairments. As of December 31, 2025 and September 30, 2026, the carrying value of our non-marketable equity securities, which do not have readily determinable fair values totaled $41.3 million and $41.0 million, respectively.

Upstart Holdings, Inc.
ITEM 4. CONTROLS AND PROCEDURES
a.Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were designed and function effectively to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
b.Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
c.Limitations on Effectiveness of Disclosure Controls and Procedures

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

A significant portion of our loan funding from institutional investors comes from committed capital and other co-investment arrangements, which may include downside credit risk protection, subject to certain limits and conditions. Under these arrangements, we may be required to compensate investors if loan credit performance deviates from expectations. We may also be required to compensate investors if committed loan sale volumes are not achieved. If loans do not perform as expected for any reason, including due to changes in borrower behavior or ability to pay, borrower demand declines, or our credit performance expectations are inaccurate, our financial results could be adversely affected, including through unfavorable fair value adjustments. Additionally, if our credit performance expectations are inaccurate compared to the expectations set with our capital partners, those partners may lose confidence in our ability to accurately predict credit performance, which could adversely affect our ability to secure future funding from those partners. We may also experience declines in revenue and loan originations if existing arrangements do not provide funding on agreed terms or if we are unable to secure additional arrangements on commercially reasonable terms or at all. In addition, a portion of the institutional funding for loans facilitated through our marketplace comes from private credit funds. These counterparties are subject to their own liquidity, fundraising and market constraints. Certain of these counterparties may experience investor redemptions, fundraising shortfalls or other constraints on available capital that reduce the capital available for loan purchases. As a result, one or more of these counterparties may be unable to fulfill purchase commitments, seek to renegotiate commercial terms, or fail to renew existing arrangements. Any such reduction in participation could reduce the funding capacity available to our marketplace, increase our funding costs, or constrain our ability to originate loans, which could adversely affect our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

Upstart Holdings, Inc.
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

UMI is based on our analysis of the losses within Upstart-powered unsecured personal loan portfolios, excluding small dollar loans, and is specific to our borrower base, which changes over time. UMI may not be an appropriate indicator of risk for specific loan products, borrower segments or non-Upstart loan portfolios, and it is not intended to measure or predict broader economic conditions, future loan performance, our results of operations or our stock price. Furthermore, UMI may reflect adjustments to data or model outputs that we believe improve accuracy. Investors, lending partners or analysts may misunderstand, misinterpret or misuse UMI for unintended purposes, which could harm our reputation, reduce confidence in our disclosures and impair our ability to attract and retain lending partners and institutional investors. Any failure to manage these risks could adversely affect our ability to maintain diverse and resilient loan funding and harm our business, financial condition and results of operations.

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

Upstart Holdings, Inc.
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

We have received conditional approval from the OCC to establish an insured national bank, Upstart Bank, N.A., and our application to the FDIC for deposit insurance remains pending. We have also applied to the Federal Reserve for approval for Upstart Holdings, Inc. to become a bank holding company. Regulatory approvals for the bank charter, deposit insurance, and bank holding company applications are subject to a number of requirements, including minimum capital and liquidity requirements, compliance and risk management requirements, and a determination that the proposed activities are legally permissible, among others. Our applications may be denied, regulatory approval may be delayed or subject to conditions, and there may be changes to applicable laws or supervisory expectations that govern the bank’s operations. The timing of the bank’s commencement of operations will depend on when we receive all requisite regulatory approvals, if at all, and on completing our operational readiness efforts, such as finalizing systems and onboarding vendors. The timing of each of these is not entirely within our control, and as a result, the bank could open later than we anticipate. Once opened, a bank subsidiary will also subject us to various regulations with respect to our activities and will introduce additional operational complexity, including the need to build and maintain bank-specific infrastructure, risk management, compliance, and reporting capabilities. Operating a bank is also likely to result in new costs, which may be significant and could reduce or offset some or all of the anticipated benefits of the bank charter. For these and other reasons, we may be unable to fully realize the benefits, efficiencies, cost reductions, or funding advantages that we expect by obtaining a bank charter, and our business, financial condition, and results of operations may be adversely affected.

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

The counterparties to the capped call transactions entered into in connection with certain of our Outstanding Notes are financial institutions, and we are subject to the risk that one or more of the counterparties may default or otherwise fail to perform their obligations under the capped call transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Adverse global economic conditions could affect the financial condition of these counterparties. If a counterparty to a capped call transaction becomes subject to bankruptcy or other insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under the relevant capped call transaction. Our exposure will depend on many factors but, generally, our exposure will increase to the extent there is an increase in our common stock market price and in the volatility of the market price of our common stock. In addition, if a counterparty fails to perform or its obligations under a capped call transaction are terminated, we may suffer adverse consequences and may experience greater dilution of our common stock than we otherwise would have expected. We can provide no assurance as to the financial stability or viability of any of the counterparties.

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

Our unsecured senior corporate debt may be unrated or rated by a limited number of credit rating agencies, and our asset-backed securities sponsored or co-sponsored by us may likewise be rated by a limited number of credit rating agencies. Ratings assigned to us or to asset-backed securities backed by Upstart-powered loans reflect rating agencies’ opinions regarding the credit performance of the underlying receivables, the ability of cash flows to service interest and repay principal, and the performance of us and other service providers under the applicable transaction documents.

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

We have issued the Notes and may issue additional equity-linked or debt securities in the future. Holders of the Outstanding Notes may have the right to require us to repurchase their Notes upon the occurrence of certain events, and upon conversion we may be required to make cash payments unless we elect to settle conversions solely in shares of our common stock. We are also required to repay the Outstanding Notes in cash at maturity unless earlier converted, redeemed or repurchased. We may not have sufficient cash or be able to obtain financing at the times required to meet these obligations, and our ability to do so may be limited by law, regulatory authority or agreements governing our indebtedness. Any failure to meet these obligations could result in defaults or cross-defaults that adversely affect our liquidity, financial condition and results of operations.

Provisions in the Indentures governing the Outstanding Notes may deter or prevent a business combination that may be favorable to you.

If a fundamental change (as defined in the applicable Indenture governing the Outstanding Notes (each an “Indenture”)) occurs prior to the maturity date for a series of Notes, holders of the applicable series of Notes will have the right, at their option, to require us to repurchase all or a portion of such Notes. In addition, if a make-whole fundamental change (as defined in the applicable Indenture governing the Outstanding Notes) occurs prior to the maturity date of the applicable series of Notes, we may be required to increase the conversion rate for holders that elect to convert their Notes in connection with such make-whole fundamental change, in the manner specified in the applicable Indenture.

Furthermore, the Indentures restrict our ability to engage in certain mergers, consolidations or similar transactions unless, among other things, the surviving entity assumes our obligations under the Outstanding Notes. These and other provisions in the Indentures could discourage, delay or prevent a third party from acquiring us or otherwise engaging in a transaction that may be favorable to our stockholders.

RISKS RELATED TO TAXES

Our ability to use our deferred tax assets to offset future taxable income may be subject to certain limitations, which may have a material impact on our result of operations.

As of September 30, 2026, we have recorded a valuation allowance to recognize only deferred tax assets that are more likely than not to be realized in the U.S. federal, state and local tax jurisdictions. We assess available positive and negative evidence to determine whether sufficient future taxable income will be generated to utilize our deferred tax assets. Certain deferred tax assets may expire unused or underutilized, which could prevent us from offsetting future taxable income.

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

Upstart Holdings, Inc.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Although we believe these provisions are enforceable, there is uncertainty as to whether a court would enforce such forum-selection provisions, and if a court were to find them unenforceable, we could incur additional costs associated with resolving disputes in other jurisdictions.

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

During the quarter ended September 30, 2026, the following officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) of the Company each adopted a “Rule 10b5-1 trading arrangement” (as defined under Item 408(a) of Regulation S-K).

Name and title of director and officer: Dave Girouard, Former Chief Executive Officer, Executive Chairman
Date of adoption: September 9, 2026
Duration of the trading arrangement: Through November 30, 2027, or earlier if all transactions under the trading arrangement are completed
Aggregate number of securities to be sold from time to time: up to 1,490,596 shares of common stock, including up to 1,356,704 shares issuable upon the exercise of outstanding options and up to 133,892 founder shares held through two trusts.

None of the Company’s other officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as defined under Item 408(a) of Regulation S-K) during the quarter ended September 30, 2026.

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

Upstart Holdings, Inc.
(Registrant)

Date: November 3, 2026	By:	/s/ Paul Gu
Paul Gu
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Andrea Blankmeyer
Andrea Blankmeyer
Chief Financial Officer
(Principal Financial Officer)